Form 10-Q
period 2007-06-30
HSW International, Inc.
filed 2008-01-11
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33720

HSW INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1135689
(State of Incorporation)	(I.R.S. Employer
Identification Number)

One Capital City Plaza
3350 Peachtree Road
Suite 1600
Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number 404-974-2715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

At January 10, 2008, the number of common shares outstanding was 46,306,107.

Table of Contents

Item
Part I – Financial Information
1.	Financial Statements
Consolidated Balance Sheets – June 30, 2007 (unaudited) and December 31, 2006
Consolidated Statements of Operations (unaudited) – Three months ended June 30, 2007 and 2006, six months ended June 30, 2007, and the period from inception (March 14, 2006) through June 30, 2006
Consolidated Statements of Cash Flows (unaudited) – Six months ended June 30, 2007 and the period from inception (March 14, 2006) through June 30, 2006
Notes to Consolidated Financial Statements (unaudited)

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures about Market Risk

4.	Controls and Procedures

Part II – Other Information
1A.	Risk Factors
5.	Other Information
6.	Exhibits

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HSW INTERNATIONAL, INC. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(expressed in U.S. Dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$155,930	$233,262
Trade accounts receivables	16,475	—
Prepaid expenses and other current assets	60,790	56,923
Total current assets	233,195	290,185

Property and equipment, net	193,680	110,994
Other assets	19,771	168,800
Capitalized transaction costs	1,514,921	1,347,079

Total assets	$1,961,567	$1,917,058

Liabilities and Stockholder’s Deficit

Current liabilities
Accounts payable	$375,255	$138,897
Accrued expenses	404,657	148,674
Affiliated party loan	240,514	195,848
Advances from shareholder	6,503,843	4,328,411
Total current liabilities	7,524,250	4,811,830

Stockholder’s deficit
Additional paid-in capital	13,313,029	9,810,987
Accumulated other comprehensive income	14,986	—
Accumulated deficit	(18,890,697)	(12,705,759)
Total stockholder’s deficit	(5,562,682)	(2,894,772)
Total liabilities and stockholder’s deficit	$1,961,567	$1,917,058

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(expressed in U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended	For the period from March 14, 2006 (date of inception) to
	2007	2006	June 30, 2007	June 30, 2006

Operating revenues
Digital online publishing	$32,674	$—	$32,674	$—

Cost of services	545,506	—	545,506	—

Gross loss	(512,832)	—	(512,832)	—

Operating expenses
Selling, general and administrative	2,675,409	1,199,522	5,555,345	1,281,087
Depreciation and amortization	5,133	—	9,511	—
Total operating expenses	2,680,542	1,199,522	5,564,856	1,281,087

Loss from operations	(3,193,374)	(1,199,522)	(6,077,688)	(1,281,087)

Other expense
Interest expense	(19,871)	—	(19,871)	—
Other expense	(84,910)	—	(87,380)	—
Total other expense	(104,781)	—	(107,251)	—

Loss before income taxes	(3,298,155)	(1,199,522)	(6,184,939)	(1,281,087)
Income taxes	—	—	—	—

Net Loss	$(3,298,155)	$(1,199,522)	$(6,184,939)	$(1,281,087)

Basic and diluted weighted average shares outstanding	10	10	10	10
Net Loss per basic and diluted share	$(329,816)	$(119,952)	$(618,494)	$(128,109)

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(expressed in U.S. dollars)

	Six Months Ended June 30, 2007	For the period from March 14, 2006 (date of inception) to June 30, 2006

Cash flow from operating activities:
Net loss	$(6,184,939)	$(1,281,087)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	9,511	—
Stock-based compensation expense	3,502,042
Changes in operating assets and liabilities:
Trade accounts receivable	(16,475)	—
Other assets	192,394	—
Accounts payable and accrued expenses	330,858	320,438
Other	(198)	—

Net cash used in operating activities	(2,166,807)	(960,649)

Cash flow from investing activities:
Purchase of property and equipment	(79,950)	(1,574)
Other Assets	(19,771)	—
Merger transaction costs	—	(497,669)

Net cash used in investing activities	(99,721)	(499,243)

Cash flow from financing activities:
Proceeds from shareholder advance	2,175,431	1,459,892

Net cash provided by financing activities	2,175,431	1,459,892

Net decrease in cash and cash equivalents	(91,097)	—
Impact of currency exchange rate on cash	13,765	—
Cash and cash equivalents at beginning of period	233,262	—
Cash and cash equivalents at end of period	$155,930	$—

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

HSW International, Inc.  (the “Company” or “HSW International” or “we” or “our”) is a Delaware corporation that was formed on March 14, 2006, as a wholly owned subsidiary of Howstuffworks, Inc. (“HSW”) in order to effect the merger with INTAC International, Inc. (“INTAC”) (“the INTAC Merger”).   The INTAC Merger became effective October 2, 2007.  INTAC is now a wholly owned subsidiary of HSW International.  At the date of the INTAC Merger, holders of INTAC common stock received one share of HSW International common stock in exchange for each of their shares of INTAC common stock.  Prior to the INTAC Merger, INTAC’s Common Stock was traded on the Nasdaq Capital Market under the symbol “INTN”.   Effective with the INTAC Merger, the Company’s stock now trades on the Nasdaq Capital Market under the symbol “HSWI”.

Our primary focus is on the international online publishing market.  We entered the Brazilian online publishing market in March 2007 by utilizing a royalty-free and exclusively licensed digital content database provided by HSW prior to the INTAC merger. We are preparing to enter Chinese markets utilizing a combination of the contributed assets from HSW with the relationships, core competencies, and knowledge of the Chinese markets developed by INTAC. We will continue to operate INTAC’s career development and training services business segment which includes education software, license maintenance and support, training, consulting, and franchise revenue delivered to customers in China.

The consolidated financial statements include the accounts of HSW International and our wholly-owned subsidiary, HSW Brazil LLC (“HSW International Brazil”). All intercompany balances and transactions have been eliminated.  Net losses from HSW International Brazil for the three and six months ended June 30, 2007 were $953,847and $1,555,946, respectively.  Net losses from HSW International Brazil for the three months ended June 30, 2006, and the period from inception through June 30, 2006 were $0.

The consolidated balance sheet at June 30, 2007 and all the related consolidated statements of operations and cash flows included in these financial statements have been prepared by the Company and are unaudited. The consolidated balance sheet at December 31, 2006, has been derived from the audited balance sheet of the Company. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) for interim financial information and with instructions to Form 10-Q of Regulation S-X and in the opinion of management,  include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information for the interim periods.  These interim consolidated financial statements should be read in conjunction with the Company’s Annual Financial Statements included in its Registration Statement filed on Form S-4.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

Revenue generally is realized or realizable and earned when all of the following criteria are met:

1. Persuasive evidence of an arrangement exists,

2. The seller’s price to the buyer is fixed or determinable,

3. Delivery has occurred or services have been rendered, and

4. Collectability is reasonably assured.

Online publishing revenue is generally recognized as visitors are exposed to or react to advertisements on its websites. Revenue is generated via advertising in the form of sponsored links and image ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, we earn revenue based on the number of clicks associated with such ads; in the paid-for-impression model (sponsorships), revenue is derived from the display of ads.  Prior to revenue recognition, evidence of  an arrangement must exist, a fixed or determinable price must be established, and collectability must be reasonably assured. Evidence of arrangement is based on an agreed upon contract with our advertisers or other third parties such as search engine providers. Collectability is assessed based on several factors including, but not limited to, vendor payment history, vendor credit rating, and recent material events impacting the vendor’s payment ability.

Liquidity:

Due to the start up nature of HSW International, no revenues were recorded in 2006 and revenues during the six  months ended June 30, 2007 were only $32,674.  As of June 30, 2007 cumulative losses were $18.9 million including $13.3 million of non cash stock-based compensation expense. As further described in Note F, the INTAC Merger closed on October 2, 2007.  In connection with the INTAC Merger, certain American investors purchased $22.5 million of HSW International common stock pursuant to the American investors stock purchase agreements, and European investors agreed to purchase approximately $24.5 million (previously $27 million) of HSW International common stock pursuant to the European investors stock purchase agreements.  The Company has utilized a significant amount of the $22.5 million proceeds to pay transaction costs, paydown advances from HSW, and to fund operations. The Company expects to close with the European investors during the first quarter of 2008.  In the event the closing is delayed or does not occur, there is substantial doubt about HSW International’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the amounts and classification of assets and liabilities that would result if HSW International is unable to continue as a going concern for a reasonable period of time.

Concentration of credit risk:

Our cash is potentially subject to concentration of credit risk. Of the $155,930 cash in the balance sheet, $151,168 represents cash denominated in Brazilian Reais placed with a financial institution that management believes is of high credit quality.  The Reais remained relatively stable compared to the US dollar during 2006 but increased slightly during 2007. Management believes the Company is not exposed to significant risk; however, the cash balance is subject to potential devaluation of the Reais to the US Dollar.

Cash and cash equivalents:

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.  No cash was paid for taxes or interest during the three months ended June 30, 2007 and  June 30, 2006, the six months ended June 30, 2007 nor the period from inception through  June 30, 2006.

Fair value of financial instruments:

The fair value of HSW International’s assets and liabilities which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the balance sheets as of June 30, 2007 and December 31, 2006.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred merger and equity financing offering costs:

The Company complies with SFAS 141, “Business Combinations,” which requires all internal costs associated with a merger to be expensed as incurred.  SFAS 141 also requires companies to capitalize and include in the purchase accounting all incremental costs to outside consultants directly associated with the INTAC Merger.  Accordingly, the Company capitalized $1,514,921 and $1,347,079 as of June 30, 2007 and December 31, 2006, respectively, for vendor costs, principally legal costs, directly associated with the INTAC Merger, which will be included in the purchase price accounting for the INTAC Merger to be recorded in the fourth quarter 2007 as described in Note F.

The Company also complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”.  All material costs of doing business were charged from HSW to the Company during the three months ended June 30, 2007 and June 30, 2006, the six months ended June 30, 2007 and  the period from inception through  June 30, 2006. However, due to the development nature of the Company’s operations with its limited number of employees and lack of revenue, no indirect corporate overhead costs at HSW were allocated to the Company.  Management does not believe these potential allocations to be material to these consolidated financial statements.

Income taxes:

The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

At June 30, 2007, the Company has a substantial tax net operating loss carryforward resulting in a net deferred tax asset.  The Company has provided a valuation allowance to reduce this deferred tax asset to $0 based on the uncertainty of generating future taxable income.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires a company to determine whether it is more-likely-than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

In May 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FIN 48-1, “ Definition of Settlement in FASB Interpretation No. 48 “ (“FSP FIN 48-1”). FSP FIN 48-1 amends FASB Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes ,” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits. The Company is required to apply the guidance provided in FSP FIN 48-1 upon its adoption of FIN 48 which was as of January 1, 2007. The application of FSP FIN 48-1 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

Since inception the Company has had minimal revenue and accordingly, no taxable income for federal tax or for financial statement reporting.   As a result of the Company’s book and tax losses since inception, no deferred tax assets or liabilities have been recognized.  As discussed above, the Company has a net operating loss carryforward that is an unrecognized tax benefit, not because is does not meet the more-likely-than-not threshold, but because the realization of the tax asset is uncertain and a valuation allowance has been provided for the full extent of the benefit as mandated by SFAS 109.

The Company will classify interest and penalties arising from unrecognized income tax positions in the statement of operations as general and administrative expenses if they occur. At June 30, 2007 we had no accrued interest or penalties related to uncertain tax positions. The tax year 2006 is not or has not been under examination but remains open to examination under IRS statue.

The INTAC Merger, more fully discussed in Note F, will create an ownership change that may limit the Company’s ability to utilize it’s net operating loss carryforward.

Stock-Based Compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires instead that such transactions be accounted for using a fair-value-based method.

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes pricing model to determine the fair value of stock-options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant. We recognize stock-based compensation using the straight-line method amortized over the requisite service period.

Foreign Currency:

The functional currency of HSW International Brazil is the local currency, the Brazilian Reais.  The financial statements of HSW International Brazil are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income  (loss) as a component of stockholder’s equity. Net gains and losses resulting from foreign exchange transactions are recorded as other expense, net.

Net Loss Per Share:

As discussed in Note A, the Company is a wholly owned subsidiary of HSW and has ten shares issued and outstanding resulting in a net loss of $329,815 and $119,952 per share for the three months ended June 30, 2007 and 2006, respectively, and $618,494 and $128,109 per share for the six months ended June 30, 2007 and for the period of inception to June 30, 2006, respectively.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average-number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average-number of common shares and dilutive potential common shares, if any, outstanding during the period.   The Company’s stock options were not included in the computation of diluted loss per share because their effects are anti-dilutive.

Content Translation Costs:

In conjunction with the INTAC Merger, HSW will contribute  to HSW International exclusive digital publishing rights of the HSW website content for use in Brazil and China. As of June 30, 2007, the Company has translated 1,861 articles from English to Portuguese which are posted to our website in Brazil. We are also in the process of translating articles from English to Mandarin Chinese. The Company expenses internal and third party costs associated with translating, developing, editing and revising article content.

Effect of Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards  No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions on FAS 157 on January 1, 2008. We are currently evaluating what the impact of adopting FAS 157 will have on our financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

NOTE C - STOCK-BASED COMPENSATION

Under the “2006 Equity Incentive Plan” (adopted April 13, 2006), the Company authorized 8 million shares for grant as part of a long term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.   Options to purchase common stock under the Plan have been granted to Company  officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

On August 23, 2006, HSW International completed a stock option grant covering 6,337,500 shares.  Of the 6,337,500 granted, 2,000,000 vested on the date of grant, 2,000,000 vest on the date of the second anniversary date of the grant date, 600,000 options vest over the period from August 23, 2006 to June 4, 2007, and the remaining 1,737,500 stock options granted vest over three years.

No additional grants have been made since August 23, 2006 and shares totaling 1,662,500 were available for future grant under the plan at the end of June 30, 2007.  At June 30, 2006, the Company had authorized the 8 million shares for grant but none had been granted at that time.  At June 30, 2007, no options have been exercised under this plan.

In accordance with the provisions of Statement of Financial Accounting Standards No. 123R (Revised 2004), Share Based Payment (“SFAS No. 123R”). stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  Stock-based compensation expense for the three and six month periods ended June 30, 2007 was

$1,648,697, and $3,502,042, respectively.  There was no stock-based compensation expense through June 30, 2006. These expenses are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Under the methodology of SFAS No. 123R, the per share fair value of the stock options granted, estimated on the date of the grant, using the Black-Scholes options pricing model was $3.37. The fair value of the option grant was estimated on the date of the grant using the following assumptions: no dividend yield; expected volatility of 50%; risk-free interest rate of 4.83%; and a weighted average expected life of 5.6 years.

A summary of stock option activity and related information as of June 30, 2007 and changes during the six months then ended is presented below:

Weighted
		Weighted-	average
		average	remaining	Aggregate
	Number	exercise	contract	intrinsic
Options	of options	price	term (yrs)	value

Outstanding at January 1, 2007	6,337,500	$6.50	9.6	$—
Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Total Outstanding at June 30, 2007	6,337,500	$6.50	9.2	$9,506,250
Options exercisable at June 30, 2007	2,600,000	$6.50	9.2	$3,900,000

The aggregate intrinsic value in the above tables represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the period presented and the exercise price, multiplied by the number of options.) The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The fair value of options vested during the three months ended June 30, 2007 and the six months ended June 30, 2007 is $505,500 and $1,011,000. There were no options vested during comparable periods of 2006.

As of June 30, 2007, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan was $8,070,964.

NOTE D - ADVANCES FROM SHAREHOLDER

The advance of $6,503,843 is due to HSW for advances to HSW International for organizational start-up costs, direct acquisition costs incurred through June 30, 2007, and other accrued corporate expenses reflecting all material costs of doing business. No interest was charged on this advance in any period presented in these financial statements.  This advance was paid in full in the fourth quarter 2007 with the use of proceeds from the American investors further described in Note F.

NOTE E –AFFILIATED PARTY LOAN

In August of 2006, HSW International Brazil entered into a 36 month services agreement with Administradora de Bens Capela (“Capela”), a Brazilian corporation, whereby Capela provides sales, business development, and operations management consulting. Monthly fees for these services are $66,197 in US Dollars.  The terms of the agreement also granted Capela 800,000 stock options at $6.50, the market value on the contract, with grant date vesting over the three year contract period. These options are included in the options described in Note C.  In October of 2007, the two parties agreed to reduce the monthly fees to R$40,000 (Brazilian Reais), which translates to approximately $21,000.

During 2006, HSW Brazil entered into six separate unsecured notes payable with Capela for R$423,000 with principal and interest due dates ranging from March through August 2007. Interest on these loans is based on the Interbank Certificate of Deposit rate plus .3% through .5%. The average rate on these loans at June 30, 2007 approximated 13.3%. The notes that were scheduled to mature were extended through December 31, 2007.  The US dollar balances translated as of December 31, 2006 and June 30, 2007 for these obligations were $195,848 and $240,514 and included accrued interest of $10,680 and $32,394 respectively.

Capela is deemed an affiliate because that company has an ownership in HSW, our parent.

NOTE F - SUBSEQUENT EVENTS

INTAC Merger

On October 2, 2007 HSW International completed its merger with INTAC.  As a result of the INTAC Merger, INTAC is a wholly owned subsidiary of HSW International and INTAC common stock is no longer publicly traded.  In connection with the INTAC Merger, certain American investors purchased $22.5 million of HSW International common stock pursuant to the American investors stock purchase agreements, and European investors agreed to purchase approximately $24.5 million (previously $27 million) of HSW International common stock pursuant to the European investors stock purchase agreements. The European investors’ stock purchase is conditioned on the effectiveness of a resale registration statement. The Company expects the closing with the European investors to occur  in the first quarter of 2008.

In connection with the INTAC Merger, HSW and HSW International entered into two contribution agreements, through which HSW contributed assets to HSW International in exchange for shares of HSW International’s common stock and HSW International was granted exclusive digital publishing rights to HSW’s content in China and Brazil. In addition to the contributed assets, HSW granted HSW International the right to exclusively license for a fee the digital publishing rights in China and Brazil to new and modified content developed by HSW after merger consummation (subject to the rights of third parties to such new and modified content), pursuant to an update agreement. Finally, HSW granted HSW International an 18 month option to acquire from HSW the exclusive digital publishing rights for HSW content in India and Russia.

Merger of HSW and Discovery Communications LLC

Effective December 17, 2007, the merger (the “ Discovery Merger”) of HSW, with a wholly owned subsidiary of Discovery Communications, LLC (“Discovery”), with HSW surviving the Discovery Merger, closed.  Certain amendments to HSW International agreements were conditions to the closing of the Merger.

•                  HSW International and HSW entered into an amended and restated Trademark License Option letter agreement setting the licensing fee at 2% of Company net revenue derived from HSW’s marks, capped at $100,000 annually for China and Brazil combined. HSW International also has the option to acquire HSW’s name and associated trademarks in India and Russia on similar terms.

•                  The services agreement between HSW International and HSW has been terminated based on HSW International’s determination that HSW International is able to perform on its own the services provided by HSW. In connection with such termination, HSW will license to HSW International the software code existing at closing for the HSW’s content management platform at no cost.

•                  The agreement that provides HSW International with the option to acquire digital publishing rights in the local language to HSW content in India and Russia has been amended to provide that such option may be exercised until April 2, 2009; provided, however it cannot be exercised for so long as the issuance of securities in connection with such exercise would result in HSW’s ownership of HSW International, directly or indirectly, exceeding 50%; provided further that the option shall be extended for any time period during which it cannot be exercised in accordance with the foregoing. HSW International’s right of first refusal relating to the distribution of HSW content in territories outside the United States other than in China, Brazil, India and Russia has been terminated.

•                  HSW International, HSW and Mr. Wei Zhou have entered into a First Amendment to Amended and Restated Stockholders Agreement. HSW will have the right to designate three directors of HSW International (one of whom shall be an independent director), and HSW will have the right to designate the chairperson of the Nominating and Governance Committee. All shares of HSW International owned by HSW in excess of 45% of the outstanding shares of HSW International as of any applicable record date, if any, shall be voted in exact proportion to the vote of HSW International stockholders other than HSW. HSW will have the right to vote in its discretion its shares of HSW International up to and including 45% of the outstanding shares of HSW International as of any applicable record date.

As a result of the Discovery Merger, HSW became a wholly owned subsidiary of Discovery. HSW remains based in Atlanta, Georgia. HSW now owns approximately 49.5% of HSW International’s outstanding common stock. The  Discovery Merger does not impact HSW International’s publicly traded status, as HSW International remains a separate and publicly traded entity.

HSW International continues to have a perpetual, fully paid up, royalty-free, sublicensable, exclusive license to the HSW content and brand for Brazil and China (the “Rights”). HSW International also maintains the option for those Rights for India and Russia. As a result of the Discovery Merger, Discovery and HSW International intend to enter into an arrangement that will give HSW International digital publishing rights for Brazil and China to Discovery content that has been published on or integrated within the HSW.com website. In addition, if such arrangement is entered into, it will provide that those rights would also be extended to India and Russia if HSW International exercises its option for those countries under the terms of its existing agreement with HSW.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, which are included elsewhere in this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements.  All statements other than statements of historical fact are, or may be, forward-looking statements.  For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements.  These forward-looking statements reflect management’s current expectations concerning future results and events and can generally be identified by the use of expressions such as “may,” “will,” “should,” “could,” “would,” “likely,” “predict,” “potential,” “continue,” “future,” “estimates,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases, as well as statements in the future tense.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•    the failure to achieve sufficient levels of usage of our websites;

•    the inability to successfully deploy new or updated content;

•    the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•    the inability to attract and retain qualified personnel;

•    the failure to successfully integrate acquired businesses;

•    general economic, business or regulatory conditions affecting the information technology and Internet industries being less favorable than expected; and

•    the ability to raise capital

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could have material adverse effects on our future results.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report.  We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Business Overview and Recent Events

HSW International was formed on March 14, 2006 as a wholly-owned subsidiary of HowStuffWorks, Inc. in order to effect the merger with INTAC International (“INTAC”) (“the INTAC Merger”). Prior to the consummation of the INTAC Merger, HSW International had only limited assets and operations incident to its formation and in preparation for the INTAC Merger and subsequent business. As a result of the INTAC Merger, which closed on October 2, 2007, INTAC is a wholly owned subsidiary of HSW International.

HSW International Merger Corporation was formed on February 27, 2006, and became a wholly owned subsidiary of HSW International on March 14, 2006. This subsidiary was formed as a Nevada corporation solely to effect the merger, and the subsidiary has not conducted and will not conduct any business during any period of its existence.

In connection with the INTAC Merger, HSW and HSW International entered into two contribution  agreements, through which HSW contributed assets to HSW International in exchange for shares of  HSW International’s common stock and HSW International was granted exclusive digital publishing  rights to HSW’s content in China and Brazil. In addition to the contributed assets, HSW granted  HSW International the right to exclusively license for a fee the digital publishing rights in China and  Brazil and to new and modified content developed by HSW after merger consummation (subject to  the rights of third parties to such new and modified content), pursuant to an update agreement.  Finally, HSW granted HSW International an 18 month option to acquire from HSW the exclusive  digital publishing rights for HSW content in India and Russia. The time period of such option currently  expires on April 2, 2009; provided, however it cannot be exercised for so long as the issuance of securities in connection with such exercise would result in HSW’s ownership of HSW International, directly or indirectly, exceeding 50%; provided further that the option shall be extended for any time    period during which it cannot be exercised in accordance with the foregoing. HSW International’s right of first refusal relating to the distribution of HSW content in territories outside the United States other than in China, Brazil, India and Russia has been terminated.

HSW International will launch an Internet business based on translated and localized versions of  the HowStuffWorks website, supported by advertising, search, e-commerce and sponsorships in China  and Brazil, leveraging the appropriate elements of INTAC’s business.

HSW International has entered the Brazilian online publishing market and intends to enter the  Chinese online publishing market by leveraging a consistently expanding and proprietary digital content  database designed to meet the information needs of the online community. HSW International will do  so utilizing the combination of the contributed assets from HSW with the relationships, core  competencies, and knowledge of the Chinese markets developed by INTAC. HSW International intends  to assemble a library of digital content and license it to various customers, including HSW, in territories  outside of HSW International’s markets. It is anticipated that this content will include originally  authored content as well as content acquired from other parties. Both China and Brazil  represent significant, growing markets for HSW International’s initial online publishing strategy.

Merger of HSW and Discovery Communications LLC

Effective December 17, 2007, the merger (the “ Discovery Merger”) of HSW, with a wholly owned subsidiary of Discovery Communications, LLC (“Discovery”), with HSW surviving the Discovery Merger, closed.  Certain amendments to HSW International agreements were conditions to the closing of the Discovery Merger.

•                  HSW International and HSW entered into an amended and restated Trademark License Option letter agreement setting the licensing fee at 2% of Company net revenue derived from HSW’s marks, capped at $100,000 annually for China and Brazil combined. HSW International also has the option to acquire HSW’s name and associated trademarks in India and Russia on similar terms.

•                  The services agreement between HSW International and HSW has been terminated based on HSW International’s determination that HSW International is able to perform on its own the services provided by HSW. In connection with such termination, HSW will license to HSW International the software code existing at closing for the HSW’s content management platform at no cost.

•                  The agreement that provides HSW International with the option to acquire digital publishing rights in the local language to HSW content in India and Russia has been amended to provide that such option may be exercised until April 2, 2009; provided, however it cannot be exercised for so long as the issuance of securities in connection with such exercise would result in HSW’s ownership of HSW International, directly or indirectly, exceeding 50%; provided further that the option shall be extended for any time period during which it cannot be exercised in accordance with the foregoing. HSW International’s right of first refusal relating to the distribution of HSW content in territories outside the United States other than in China, Brazil, India and Russia has been terminated.

•                  HSW International, HSW and  Mr. Wei Zhou have entered into a First Amendment to Amended and Restated Stockholders Agreement. HSW will have the right to designate three directors of HSW International (one of whom shall be an independent director), and HSW will have the right to designate the chairperson of the Nominating and Governance Committee. All shares of HSW International owned by HSW in excess of 45% of the outstanding shares of HSW International as of any applicable record date, if any, shall be voted in exact proportion to the vote of HSW International stockholders other than HSW. HSW will have the right to vote in its discretion its shares of HSW International up to and including 45% of the outstanding shares of HSW International as of any applicable record date.

As a result of the Discovery Merger, HSW became a wholly owned subsidiary of Discovery. HSW remains based in Atlanta, Georgia. HSW now owns approximately 49.5% of HSW International’s outstanding common stock. The Discovery Merger does not impact HSW International’s publicly traded status, as HSW International remains a separate and publicly traded entity.

HSW International continues to have a perpetual, fully paid up, royalty-free, sublicensable, exclusive license to the HSW content and brand for Brazil and China (the “Rights”). HSW International also maintains the option for those Rights for India and Russia. As a result of the INTAC Merger, Discovery and HSW International intend to enter into an arrangement that will give HSW International digital publishing rights for Brazil and China to Discovery content that has been published on or integrated within the HSW.com website. In addition, if such arrangement is entered into, it will provide that those rights would also be extended to India and Russia if HSW International exercises its option for those countries under the terms of its existing agreement with HSW.

Brazil

In March 2007, HSW International executed an initial website launch in Brazil. We have completed  the translation of approximately 2,200 articles of content from English to Portuguese. These  translated articles are published on our web site, which is located at http://hsw.uol.com.br/. We are in  the early stages of business development as we continue to develop local marketing strategies and  translate additional content. Although initial traffic has been strong with monthly page views averaging  2.2 million in the second quarter 2007, de minimus revenue has been earned from launch date through June 30, 2007.

In terms of overall Internet usage, Brazil was ranked tenth largest in the world, with over  25.9 million users, according to eTForecasts. comScore Networks found that users over the age of 15  spent an average of 41.2 hours per month online, the seventh largest amount in the world. Additionally,  Brazilian Internet use continues to grow at a fast pace: active home Internet usage increased 6.54% in  Brazil between February and March 2006, as compared to the worldwide average of 2.16%, according  to Neilsen/NetRatings. Reports show that the online advertising market in Brazil is increasing as well.  In 2004 and 2005, advertising expenditures in Brazil grew at 26.4% and 39.6%, respectively, the largest  growth rates in Latin America, according to Latin Business Chronicle. E-commerce in Brazil is also  expected to show significant growth. Forrester Research estimates that the market for e-commerce in  Brazil was approximately $2.9 billion in 2005 and will reach $12.8 billion by 2010. In addition, Forrester Research data shows that the number of Brazilian online shoppers is 3.6 million and will grow to  29.5 million by 2010.

China

In addition to offering access to a rapidly expanding Internet audience for online advertisers,  Chinese Internet users are already looking for the type of information that will be provided by  HSW International. China had 137 million internet users by the end of 2006, an increase of almost  25% over 2005 according to the China Internet Network Information Center (CNNIC). According to  CNNIC, ‘‘getting information’’ is among the top two primary purposes for accessing the Internet in  China. CNNIC also found that nearly half of all Internet users in China (44%) are either students or  teachers and that ‘‘studying and browsing knowledge’’ is the third primary purpose for using the  Internet. Zenith Optimedia expects China to be one of the top eight contributors to online advertising  expenditure growth by 2008. According to Analysys International, online advertising spending in China  totaled $405 million in 2006, and Deutsche Bank has forecasted online advertising spending to be  $731 million in 2007 and $1.79 billion in 2008. China’s search market is on the rise; in 2005 Chinese  search users increased to 97 million and are expected to reach over 200 million by 2010, according to  iResearch. iResearch also estimates that by 2010 daily search queries may reach 2.4 billion.  E-commerce in China is also expected to show significant growth. According to the Internet Society of  China, 2006 E-commerce spending in China was $35.5 billion (second only to the United States).  iResearch forecasts that the number of online shoppers in China will increase by 42.3% annually in the  following three years.

HSW International’s initial focus in the online publishing market will be the online publishing of  localized, translated Chinese and Brazilian editions of the HowStuffWorks Internet site, utilizing  strategies based on those utilized by HSW and described above, as tailored to the needs of each localized market.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended	For the period from March 14, 2006 (date of inception) to
	2007	2006	June 30, 2007	June 30, 2006

Operating revenues
Digital online publishing	$32,674	$—	$32,674	$—

Cost of services	545,506	—	545,506	—

Gross loss	(512,832)	—	(512,832)

Operating expenses
Selling, general and administrative	2,675,409	1,199,522	5,555,345	1,281,087
Depreciation and amortization	5,133	—	9,511	—
Total operating expenses	2,680,542	1,199,522	5,564,856	1,281,087

Loss from operations	(3,193,374)	(1,199,522)	(6,077,688)	(1,281,087)

Other expense
Interest expense	(19,871)	—	(19,871)	—
Other expense	(84,910)	—	(87,380)	—
Total other expense	(104,781)	—	(107,251)	—

Loss before income taxes	(3,298,155)	(1,199,522)	(6,184,939)	(1,281,087)
Income taxes	—	—	—	—

Net Loss	$(3,298,155)	$(1,199,522)	$(6,184,939)	$(1,281,087)

Revenues

During 2006, the Company had not launched a website in Brazil or China and accordingly, had no revenues for the three months ended June 30, 2006 or the period from inception through June 30, 2006.   The revenue for the both three and six months ended June 30, 2007, was $32,674. This represents revenue generated in Brazil since the website launch in March 2007.  Approximately 68% of the revenue was generated from paid-for impression advertising and 32% was generated from pay for performance ads for the three and six months ended June 30, 2007.  There has been no revenue from China inception to date as the website in China has not yet been launched.

Cost of Services

Cost of services includes the ongoing third party translation costs incurred by third party vendors for services of translating, localizing, and enhancing articles in English to Portuguese and Mandarin Chinese.  Portuguese article translation costs represent $318,091 for both the three months and six months ended June 30, 2007, respectively and Chinese translation costs represent $227,415 for both the three months and six months ended June 30, 2007, respectively.  There were no translation costs incurred in the three months ended June 30, 2006 nor the period from inception through June 30, 2006.

Operations—Selling, General and Administrative Expenses:

HSW International’s total operating expenses increased by $1.5 million for the three months ended June 30, 2007 compared to the comparable period in the prior year.  The increase is primarily attributable to a $1.6 increase in stock based compensation, plus a $.8 million increase in personnel costs, offset partially by a decrease in professional fees.

HSW International’s total operating expenses increased by $4.3 million to $5.6 million for the six months ended June 30, 2007 compared to the period from inception to June 30, 2006.  The increase is primarily attributable to a $3.4 increase in stock based compensation, combined with a $1.4 increase in personnel costs, offset partially by a decrease in professional fees.

Other Expense

Other expense for both the three months and six months ended June 30, 2007 is primarily comprised of interest expense on the Affiliated Party Loan and state franchise fees. No such expenses were incurred in the three months ended September 30, 2006 nor the period from inception through September 30, 2006.

Critical Accounting Policies:

HSW International’s discussion and analysis of its financial condition and results of operations are  based upon HSW International’s consolidated financial statements, which have been prepared in  accordance with accounting principles generally accepted in the United States. HSW International  believes that of its significant accounting policies, the following may involve a higher degree of  judgment and complexity:

• Revenue recognition;

• Stock-Based compensation

Revenue Recognition

Revenue generally is realized or realizable and earned when all of the following criteria are met:

1. Persuasive evidence of an arrangement exists,

2. The seller’s price to the buyer is fixed or determinable,

3. Delivery has occurred or services have been rendered, and

4. Collectability is reasonably assured.

Online publishing revenue is generally recognized as visitors are exposed to or react to  advertisements on its websites. Revenue is generated via advertising in the form of sponsored links and  image ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the  pay-per-performance model, we earn revenue based on the number of clicks associated with such ads;  in the paid-for-impression model (sponsorships), revenue is derived from the display of ads.  Prior to revenue recognition, evidence of arrangement must exist, a fixed or determinable price must be  established, and collectability must be reasonable. Evidence of arrangement is based on an agreed upon  contract with our advertisers or other third parties such as search engine providers. Collectability is  assessed based on several factors including, but not limited to, vendor payment history, vendor credit  rating and recent material events impacting the vendor’s payment ability.

Stock-Based Compensation

We have adopted SFAS 123(R) “Share-Based Payment”, which requires the measurement and  recognition of compensation expense for all share-based payment awards made to our employees and  directors including employee stock options and employee stock purchases based on estimated fair  values.  Stock-based compensation expense, which consists of stock-based compensation expense related to stock options, was $1,648,697for the three months ended June 30, 2007 and $3,502,042 for the six months ended June 30, 2007. See Note C to the HSW International consolidated financial statements for additional disclosure.  The comparable periods in 2006 had no stock based compensation as no grants were made under the “2006 Equity Incentive Plan” until August 23, 2006.

We calculated the fair value of each stock-option award, on the date of grant, using the Black-Scholes option pricing model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. All stock options issued to date were issued at $6.50 per option exercise price based on the fair value of the underlying stock on the date of grant, August 23, 2006. The grant date fair value was $3.37.  The following weighted average assumptions were used in the calculation:

Risk-free interest rates	4.8%
Expected life	5.6	years
Dividend yield	0%
Expected volatility	50%

Our computation of expected volatility was based on a review of similar international technology companies including INTAC. Our computation of expected life was determined based on the average of the option life and the vesting period. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Liquidity and Capital Resources

During the period from inception to June 30, 2007, HSW International’s cumulative losses were $18.9 million. This included non-cash expenses arising from stock based compensation of $13.3 million and expenses to be paid in cash of $5.6 million. In addition, the company incurred $1.5 million of costs arising from activities associated with the INTAC Merger and the related financing. HSW funded all of HSW International’s expenditures from its inception until the closing of the INTAC Merger on October 2, 2007 discussed above.

Subsequent to the INTAC Merger closing, the proceeds from the sale of stock to the American investors as described below were approximately $22.5 million. HSW International’s use of these proceeds included the paydown of the advance from HSW of $8 million and transaction fees of 5.7 million.

In connection with the INTAC Merger closing, American investors purchased $22.5 million of HSW International common stock, for a price per share of $6.57, the public announcement price. Approximately 3.4 million shares of HSW International common stock in the aggregate were issued pursuant to the American investor’s stock purchase. The American investors were also granted registration rights for these shares.

In connection with the INTAC Merger, European investors have agreed to purchase approximately $24.5 (previously $27 million) of HSW International common stock, the number of shares, being based upon a predetermined formula as outlined in the Company’s Form S -4.

We expect to continue to incur expenses following the completion of the INTAC Merger, which may be significant. Expenses will include the cost of establishing local operations in Brazil and China. We will also incur costs in connection with the development of the Internet sites for Brazil and China, which may be significant. These costs will include translation of the HSW content and other content modifications to localize the content as necessary.

Cash flows from operations

The Company used $2.2 million of cash during the six months ended June 30, 2007 compared to $1.0 million used for the period of inception through June 30, 2006.  The increase is due to 1) the Company being in existence six full months at June 30, 2007 versus 3.5 months at June 30, 2006, 2) $545,506 of translation costs were incurred in 2007 and none in 2006, 3) the Brazil operation was launched in 2007 and with no comparable expenses in 2006 and,  4) domestic employee expenses exceeded 2006 expenditures.

Cash used in investing activities

Net cash of $100,000 was used in investing activities during the six months ended June 30, 2007 compared to $499,000 use of cash for the period of inception through June 30, 2006. The $399,000 decrease was mainly due to declining merger transaction costs (the merger transaction activity, negotiations and filings commenced in early 2006 when the transaction costs were heavier) offset by an $80,000 increase in property and equipment expenditures in 2007.

Cash flows from financing activities

Advances from HSW were $700,000 greater in the six months ended June 30, 2007 compared to the period of inception through June 30, 2006, mainly due to the increased need to fund the increased operational activity discussed above.

Due to the start up nature of HSW International, no revenues were recorded in 2006 while revenues during the six months ended June 30, 2007 were only $32,000.  As of June 30, 2007 cumulative losses were $19 million including $3.5 million of non cash stock-based compensation expense.

In conjunction with the INTAC Merger dated October 2, 2007, certain American investors purchased $22.5 million of HSW International common stock and European investors agreed to purchase approximately $24.5 million (previously $27 million) of HSW International common stock.  The Company has utilized a significant amount of the $22.5 million proceeds from the American investors to pay transaction costs, paydown advances from HSW, and to fund operations. The Company expects to close with the European investors during the first quarter of 2008 and anticipates using the cash generated from the sale to fund operations, further expand the Brazilian operations and to launch China.  In the event the closing is delayed or does not occur, there is substantial doubt about HSW International’s ability to continue as a going concern. The accompanying financial statements included herein do not include any adjustments to the amounts and classification of assets and liabilities that would result if HSW International is unable to continue as a going concern for a reasonable period of time.

Effect of Recent Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions on FAS 157 on January 1, 2008. We are currently evaluating what the impact of adopting the provisions of FAS 157 will have on our financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Item 3 – Qualitative and Quantitative Information About Market Risk

Foreign Currency Exchange Rate Risk:

The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders’ equity titled ‘‘accumulated other comprehensive income (loss).’’  Generally, our expenses are denominated in the same currency as our revenues and the exposure to rate changes is minimal. We do not use financial instruments to hedge our foreign exchange exposure because the effect of the foreign exchange rate fluctuations are not material. We do not use financial instruments for trading purposes. The net assets of our foreign operations at June 30, 2007 were approximately $7,356.

During 2006, our wholly owned subsidiary in Brazil entered into six separate unsecured notes payable with a related party totaling $B 423,000 (Brazilian Reais) with principal and interest due dates ranging from March through August 2007. Interest on these loans is based on the Interbank Certificate of Deposit rate plus .3% through .5%.  The average rate on these loans at June 30, 2007 approximated 13.3%.  The notes that were scheduled to mature in March 2007 were extended through December 31, 2007.  The translated US dollar balances for these obligations including accrued interest were $195,848 as of December 31, 2006 and $240,514 as of June 30, 2007. Other than the Brazilian notes previously described, we have not entered into long-term agreements or borrowing arrangements with third parties. Therefore, we do not believe there is any material exposure to market risk changes in interest rates.

Item 4 – Control Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings (None)

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Registration Statement on Form S-1 filed with the SEC on November 13, 2007, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Additional risks coming to the Company’s attention since the filing of Form S-1 are as follows:

Potential Additional Chinese Regulation

MII, the Chinese governmental agency which regulates the internet, has promulgated a directive that states that online videos can only be broadcast or streamed by state-owned or controlled companies.  This directive is stated as going into effect on January 31, 2008.  If such directive does go into effect, the Company’s Chinese website would not be permitted to display online videos.  It is uncertain at this point whether the directive will go into effect, be modified or abandoned.  If such directive does go into effect, it could have a material effect on the content provided on the Company’s Chinese website.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds (None)

Item 3 – Defaults Upon Senior Securities (None)

Item 4 – Submission of Matters to a Vote of Security Holders (None)

Item 5 – Other Information

The financial statements as of December 31, 2006 and for the period from inception (March 14, 2006) through December 31, 2006 were audited by W.T. Uniack & Co. CPA’s P.C.  Effective June 18, 2007, W.T. Uniack & Co. CPA’s P.C. resigned as the Company’s independent registered public accounting firm.  On June 19, 2007, the Company engaged Grant Thornton LLP (“Grant Thornton”) as its independent registered public accounting firm.  During the period from March 14, 2006 (date of inception) to December 31, 2006 and the subsequent interim period preceding the engagement of Grant Thornton, neither the Registrant, nor anyone on its behalf, had consulted Grant Thornton regarding: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements, which consultation resulted in the providing of written or oral advice concerning the same to the Registrant that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Rule 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Act of 1933, as amended) or a reportable event (as defined in Rule

Item 6 – Exhibits

Exhibits

Exhibit 3.1

Amended and Restated Articles of Incorporation (filed as Exhibit 99.2 to the Company’s Form 8-A dated October 2, 2007, filed with the Commission on October 3, 2007 and incorporated herein by reference).

Exhibit 3.2	Amended and Restated Bylaws (filed as Exhibit 99.1 to Form 8-K dated October 2, 2007, filed with the Commission on October 3, 2007 and incorporated herein by reference).

Exhibit 31.1	Certification of Vice Chairman Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32	Certifications of Vice Chairman and Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSW INTERNATIONAL, INC.

Date: January 11, 2008	By:	/s/ J. David Darnell
J.David Darnell
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DOCUMENT

Exhibit 3.1

Amended and Restated Articles of Incorporation (filed as Exhibit 99.2 to the Company’s Form 8-A dated October 2, 2007, filed with the Commission on October 3, 2007 and incorporated herein by reference).

Exhibit 3.2	Amended and Restated Bylaws (filed as Exhibit 99.1 to Form 8-K dated October 2, 2007, filed with the Commission on October 3, 2007 and incorporated herein by reference).

Exhibit 31.1	Certification of Vice Chairman Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32	Certifications of Vice Chairman and Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).