Form 10-Q
period 2007-09-30
HSW International, Inc.
filed 2008-01-11
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At January 10, 2008, the number of common shares outstanding was 46,306,107

Table of Contents

Item
Part I – Financial Information
1.	Financial Statements
Consolidated Balance Sheets – September 30, 2007 (unaudited) and December 31, 2006

Consolidated Statements of Operations (unaudited) – Three months ended September 30, 2007 and 2006, nine months ended September 30, 2007, and period from inception (March 14, 2006) through September 30, 2006

Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2007 and the period from inception (March 14, 2006) through September 30, 2006
Notes to Consolidated Financial Statements (unaudited)

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures about Market Risk

4.	Controls and Procedures

Part II – Other Information
1a.	Risk Factors
5.	Other Information
6.	Exhibits

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HSW INTERNATIONAL, INC. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(expressed in U.S. Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$163,629	$233,262
Trade accounts receivables	26,791	—
Prepaid expenses and other current assets	14,349	56,923
	204,769	290,185

Property and equipment, net	179,849	110,994
Other assets	20,706	168,800
Capitalized transaction costs	1,694,240	1,347,079

Total assets	$2,099,564	$1,917,058

Liabilities and Stockholder’s Deficit

Current liabilities
Accounts payable	$1,194,408	$138,897
Accrued expenses	234,562	148,674
Affiliated party loan	263,272	195,848
Advances from shareholder	8,074,358	4,328,411
Total current liabilities	9,766,600	4,811,830

Stockholder’s deficit
Additional paid-in capital	14,656,084	9,810,987
Accumulated other comprehensive loss	(7,683)	—
Accumulated deficit	(22,315,437)	(12,705,759)
Total stockholder’s deficit	(7,667,036)	(2,894,772)

Total liabilities and stockholder’s deficit	$2,099,564	$1,917,058

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(expressed in U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from March 14, 2006 (date of inception) to September 30,
	2007	2006	2007	2006

Operating revenues
Digital online publishing	$60,288	$—	$92,962	$—

Cost of services	365,374	—	910,880	—

Gross loss	(305,086)	—	(817,918)	—

Operating expenses
Selling, general and administrative	3,018,394	8,234,226	8,573,739	9,515,313
Depreciation and amortization	27,862	—	37,373	—
Total operating expenses	3,046,256	8,234,226	8,611,112	9,515,313

Loss from operations	(3,351,342)	(8,234,226)	(9,429,030)	(9,515,313)

Other expense
Interest expense	(11,156)	—	(31,027)	—
Other expense	(62,242)	—	(149,622)	—
Total other expense	(73,398)	—	(180,649)	—

Loss before income taxes	(3,424,740)	(8,234,226)	(9,609,679)	(9,515,313)

Income taxes	—	—	—	—

Net Loss	$(3,424,740)	$(8,234,226)	$(9,609,679)	$(9,515,313)

Basic and diluted weighted average shares outstanding	10	10	10	10
Net Loss per basic and diluted share	$(342,474)	$(823,423)	$(960,968)	$(951,531)

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(expressed in U.S. dollars)

	Nine Months Ended September 30, 2007	For the period from March 14, 2006 (date of inception) to September 30, 2006

Cash flow from operating activities:
Net loss	$(9,609,679)	$(9,515,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	37,373	—
Stock-based compensation expense	4,845,097	7,957,641
Changes in operating assets and liabilities:
Trade accounts receivable	(26,791)	—
Other assets	250,805	—
Accounts payable and accrued expenses	659,305	27,741
Other	6,664	—

Net cash used in operating activities	(3,837,226)	(1,529,931)

Cash flow from investing activities:
Purchase of property and equipment	(96,712)	(6,870)
Other Assets	(20,706)	—
Merger transaction costs	(75,000)	(564,810)

Net cash used in investing activities	(192,418)	(571,680)

Cash flow from financing activities:
Proceeds from shareholder advance	3,967,299	2,101,611

Net cash provided by financing activities	3,967,299	2,101,611

Net decrease in cash and cash equivalents	(62,345)	—
Impact of currency exchange rate on cash	(7,288)	—
Cash and cash equivalents at beginning of period	233,262	—
Cash and cash equivalents at end of period	$163,629	$—

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTES

September 30, 2007

(unaudited)

NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

HSW International, Inc.  (the “Company” or “HSW International” or “we” or “our”) is a Delaware corporation that was formed on March 14, 2006, as a wholly owned subsidiary of Howstuffworks, Inc. (“HSW”) in order to effect the merger with INTAC International, Inc. (“INTAC”) (“the INTAC Merger”).  The INTAC Merger became effective October 2, 2007; INTAC is now a wholly owned subsidiary of HSW International.  At the date of the INTAC Merger, holders of INTAC common stock received one share of HSW International common stock in exchange for each of their shares of INTAC common stock.  Prior to the INTAC Merger, INTAC’s Common Stock was traded on the Nasdaq Capital Market under the symbol “INTN”.   Effective with the INTAC Merger, the Company’s stock now trades on the Nasdaq Capital Market under the symbol “HSWI”.

Our primary focus is on the international online publishing market.  We entered the Brazilian online publishing market in March 2007 by utilizing a royalty-free and exclusively licensed digital content database provided by HSW prior to the merge INTAC Merger. We are preparing to enter Chinese markets utilizing a combination of the contributed assets from HSW with the relationships, core competencies, and knowledge of the Chinese markets developed by INTAC. We will continue to operate INTAC’s career development and training services business segment which includes education software, license maintenance and support, training, consulting, and franchise revenue delivered to customers in China.

The consolidated financial statements include the accounts of HSW International and our wholly-owned subsidiary, HSW Brazil LLC (“HSW International Brazil”). All intercompany balances and transactions have been eliminated.  Net losses from HSW International Brazil for the three and nine months ended September 30, 2007 were $1,064,253 and $2,620,199, respectively.  Net losses from HSW International Brazil for the three months ended September 30, 2006 and the period from inception through September 30, 2006 were $0.

The consolidated balance sheet at September 30, 2007 and all the related consolidated statements of operations and cash flows included in these financial statements have been prepared by the Company and are unaudited. The consolidated balance sheet at December 31, 2006, has been derived from the audited balance sheet of the Company. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) for interim financial information and with instructions to Form 10-Q of Regulation S-X and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information for the interim periods.  These interim consolidated financial statements should be read in conjunction with the Company’s Annual Financial Statements included in its Registration Statement filed on Form S-4.

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

Revenue generally is realized or realizable and earned when all of the following criteria are met:

1. Persuasive evidence of an arrangement exists,

2. The seller’s price to the buyer is fixed or determinable,

3. Delivery has occurred or services have been rendered, and

4. Collectability is reasonably assured.

Online publishing revenue is generally recognized as visitors are exposed to or react to advertisements on its websites. Revenue is generated via advertising in the form of sponsored links and image ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, we earn revenue based on the number of clicks associated with such ads; in the paid-for-impression model (sponsorships), revenue is derived from the display of ads.Prior to revenue recognition, evidence of arrangement must exist, a fixed or determinable price must be established, and collectability must be reasonably assured. Evidence of arrangement is based on an agreed upon contract with our advertisers or other third parties such as search engine providers. Collectability is assessed based on several factors including, but not limited to, vendor payment history, vendor credit rating, and recent material events impacting the vendor’s payment ability.

Liquidity:

Due to the start up nature of HSW International, zero revenues were recorded in 2006 while revenues during the nine months ended September 30, 2007 were only $92,962.  As of September 30, 2007 cumulative losses were $22.3 million including $14.7 million of non cash stock-based compensation expense. As further described in Note F, the INTAC Merger closed on October 2, 2007.  In connection with the INTAC Merger, certain American investors purchased $22.5 million of HSW International common stock pursuant to the American investors stock purchase agreements, and European investors agreed to purchase approximately $24.5 million (previously $27 million) of HSW International common stock pursuant to the European investors stock purchase agreements.  The Company has utilized a significant amount of the $22.5 million proceeds to pay transaction costs, paydown advances from HSW, and to fund operations. The Company expects to close with the European investors during the first quarter of 2008.  In the event the closing is delayed or does not occur, there is substantial doubt about HSW International’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the amounts and classification of assets and liabilities that would result if HSW International is unable to continue as a going concern for a reasonable period of time.

Concentration of credit risk:

Our cash is potentially subject to concentration of credit risk. Of the $163,629 cash in the balance sheet, $56,731 represents cash denominated in Brazilian Reais placed with a financial institution that management believes is of high credit quality.  The Reais remained relatively stable compared to the US dollar during 2006 but increased slightly during 2007. Management believes the Company is not exposed to significant risk; however, the cash balance is subject to potential devaluation of the Reais to the US Dollar.

Cash and cash equivalents:

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.  No cash was paid for taxes or interest during the three months ended September 30, 2007 and September 30, 2006, the nine months ended September 30, 2007 nor the period from inception through  September 30, 2006.

Fair value of financial instruments:

The fair value of HSW International’s assets and liabilities which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the balance sheets as of September 30, 2007 and December 31, 2006.

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

Deferred merger and equity financing offering costs:

The Company complies with SFAS 141, “Business Combinations,” which requires all internal costs associated with a merger to be expensed as incurred.  SFAS 141 also requires companies to capitalize and include in the purchase accounting all incremental costs to outside consultants directly associated with the merger.  Accordingly, the Company capitalized $1,694,240 and $1,347,079 as of September 30, 2007 and December 31, 2006, respectively, for vendor costs, principally legal costs, directly associated with the INTAC Merger, which will be included in the purchase price accounting for the INTAC Merger to be recorded in the fourth quarter 2007 as described in Note F.

The Company also complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”.  All material costs of doing business were charged from HSW to the Company during the three months ended September 30, 2007 and September 30, 2006, the nine months ended September 30, 2007 and  the period from inception through  September 30, 2006. However, due to the development nature of the Company’s operations with its limited number of employees and lack of revenue, no indirect corporate overhead costs at HSW were allocated to the Company.  Management does not believe these potential allocations to be material to these consolidated financial statements.

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

At September 30, 2007, the Company has a substantial tax net operating loss carryforward resulting in a net deferred tax asset.  The Company has provided a valuation allowance to reduce this deferred tax asset to $0 based on the uncertainty of generating future taxable income.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires a company to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

In May 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits. The Company is required to apply the guidance provided in FSP FIN 48-1 upon its adoption of FIN 48 which was as of January 1, 2007. The application of FSP FIN 48-1 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

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

Since inception the Company has had minimal revenue and accordingly, no taxable income for federal tax reporting or for financial statement reporting.   As a result of the Company’s book and tax losses since inception, no deferred tax assets or liabilities have been recognized.  As discussed above, the Company does have a net operating loss carryforward that is an unrecognized tax benefit, not because is does not meet the more-likely-than-not threshold, but because the realization of the tax asset is uncertain and a valuation allowance has been provided for the full extent of the benefit as mandated by SFAS 109.

The Company will classify interest and penalties arising from unrecognized income tax positions in the statement of operations as general and administrative expenses if they occur. At September 30, 2007 we had no accrued interest or penalties related to uncertain tax positions. The tax year 2006 is not or has not been under examination but remains open to examination under IRS statue.

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

Net Loss Per Share:

As discussed in Note A, the Company is a wholly owned subsidiary of HSW and has ten shares issued and outstanding resulting in a net loss of $342,474 and $823,423 per share for the three months ended September 30, 2007 and 2006, respectively, and $960,968 and $951,531 per share for the nine months ended September 30, 2007 and for the period of inception to September 30, 2006, respectively.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted- average- number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average-number of common shares and dilutive potential common shares, if any, outstanding during the period.   The Company’s stock options were not included in the computation of diluted loss per share because their effects are anti-dilutive.

Content Translation Costs:

In conjunction with the INTAC Merger, HSW will contribute to HSW International exclusive digital publishing rights of the HSW website content for use in Brazil and China. As of September 30, 2007, the Company has translated 2,200 articles from English to Portuguese which are posted to our website in Brazil. We are also in the process of translating articles from English to Mandarin Chinese. The Company expenses internal and third party costs associated with translating, developing, editing and revising article content.

Effect of Recent Accounting Pronouncements:

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions on FAS 157 on January 1, 2008. We are currently evaluating what the impact of FAS 157 will have on our financial position, cash flows, or results of operations.

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

NOTE C - STOCK-BASED COMPENSATION

Under the “2006 Equity Incentive Plan” (adopted April 13, 2006), the Company authorized 8,000,000 shares for grant as part of a long term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.   Options to purchase common stock under the Plan have been granted to Company officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

On August 23, 2006, HSW International completed a stock option grant covering 6,337,500 shares.  Of the 6,337,500 granted, 2,000,000 vested on the date of grant, 2,000,000 vest on the date of the second anniversary date of the grant date, 600,000 options vest over the period from August 23, 2006 to June 4, 2007, and the remaining 1,737,500 stock options granted vest over three years.

No additional grants have been made since August 23, 2006 and shares totaling 1,662,500 were available for future grant under the plan at the end of September 30, 2007 and September 30, 2006.  At September 30, 2007, no options have been exercised under this plan.

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  Stock-based compensation expense for the three and nine month periods ended September 30, 2007 was $1,343,055 and $4,845,097 respectively, and was $7,813,431 and $7,957,641 for the three months ended September 30, 2006 and the period from inception through September 30, 2006 , respectively.  These expenses are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

A summary of stock option activity and related information as of September 30, 2007 and changes during the nine months then ended is presented below:

Weighted
		Weighted-	average
		average	remaining	Aggregate
	Number	exercise	contract	intrinsic
Options	of options	price	term (yrs)	value

Outstanding at January 1, 2007	6,337,500	$6.50	9.6	$—
Granted	—	—		—
Forfeited or expired	—	—		—
Exercised	—	—		—
Total Outstanding at September 30, 2007	6,337,500	$6.50	8.9	$15,780,375
Options exercisable at September 30, 2007	3,227,431	$6.50	8.9	$8,036,303

The aggregate intrinsic value in the above tables represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the periods presented and the exercise price, multiplied by the number of options.) The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The fair value of options vested during the three and nine months ended September 30, 2007 is $2,114,442 and $3,125,442 and $7,245,500 for both the three months ended September 30, 2006 and the period from inception to September 30, 2006.

As of September 30, 2007, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan was $6,727,909.

NOTE D - ADVANCES FROM SHAREHOLDER

The advance of $8,074,358 is due to HSW for advances to HSW International for organizational start-up costs, direct acquisition costs incurred through September 30, 2007, and other accrued corporate expenses reflecting all material costs of doing business. No interest was charged on this advance in any period presented in these financial statements.  This advance was paid in full in the fourth quarter 2007 with the use of proceeds from the American investors further described in Note F.

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

During 2006, HSW Brazil entered into six separate unsecured notes payable with Capela for R$423,000 with principal and interest due dates ranging from March through August 2007. Interest on these loans is based on the Interbank Certificate of Deposit rate plus .3% through .5%. The average rate on these loans at September 30, 2007 approximated 13.3%. The notes that were scheduled to mature were extended through December 31, 2007.  The US dollar balances translated as of December 31, 2006 and September 30, 2007 for these obligations were $195,848 and $263,272 and included accrued interest of $10,653 and $45,312 respectively.

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

Business Overview and Recent Events

HSW International was formed on March 14, 2006 as a wholly-owned subsidiary of HowStuffWorks, Inc. in order to effect the merger with INTAC International. (“INTAC”) (“the INTAC Merger”). Prior to the consummation of the merger with INTAC, HSW International had only limited assets and operations incident to its formation and in preparation for the INTAC Merger and subsequent business. As a result of the INTAC Merger, which closed on October 2, 2007, INTAC is a wholly owned subsidiary of HSW International.

HSW International Merger Corporation was formed on February 27, 2006, and became a wholly owned subsidiary of HSW International on March 14, 2006. This subsidiary was formed as a Nevada corporation solely to effect the INTAC Merger, and the subsidiary has not conducted and will not conduct any business during any period of its existence.

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

HSW International continues to have a perpetual, fully paid up, royalty-free, sublicensable, exclusive license to the HSW content and brand for Brazil and China (the “Rights”). HSW International also maintains the option for those Rights for India and Russia. As a result of the Merger, Discovery and HSW International intend to enter into an arrangement that will give HSW International digital publishing rights for Brazil and China to Discovery content that has been published on or integrated within the HSW.com website. In addition, if such arrangement is entered into, it will provide that those rights would also be extended to India and Russia if HSW International exercises its option for those countries under the terms of its existing agreement with HSW.

Brazil

In March 2007, HSW International executed an initial website launch in Brazil. We have completed the translation of approximately 2,200 articles of content from English to Portuguese. These translated articles are published on our web site, which is located at http://hsw.uol.com.br/. We are in the early stages of business development as we continue to develop local marketing strategies and translate additional content. Although initial traffic has been strong with monthly page views averaging 3 million in the third quarter 2007, de minimus revenue has been earned from launch date through September 30, 2007.

In terms of overall Internet usage, Brazil was ranked tenth largest in the world, with over 25.9 million users, according to eTForecasts. comScore Networks found that users over the age of 15spent an average of 41.2 hours per month online, the seventh largest amount in the world. Additionally, Brazilian Internet use continues to grow at a fast pace: active home Internet usage increased 6.54% in Brazil between February and March 2006, as compared to the worldwide average of 2.16%, according to Neilsen/NetRatings. Reports show that the online advertising market in Brazil is increasing as well. In 2004 and 2005, advertising expenditures in Brazil grew at 26.4% and 39.6%, respectively, the largest growth rates in Latin America, according to Latin Business Chronicle. E-commerce in Brazil is also expected to show significant growth. Forrester Research estimates that the market for e-commerce in Brazil was approximately $2.9 billion in 2005 and will reach $12.8 billion by 2010. In addition, Forrester Research data shows that the number of Brazilian online shoppers is 3.6 million and will grow to 29.5 million by 2010.

China

In addition to offering access to a rapidly expanding Internet audience for online advertisers, Chinese Internet users are already looking for the type of information that will be provided by HSW International. China had 137 million internet users by the end of 2006, an increase of almost 25%  over 2005 according to the China Internet Network Information Center (CNNIC). According to CNNIC, ‘‘getting information’’ is among the top two primary purposes for accessing the Internet in China. CNNIC also found that nearly half of all Internet users in China (44%) are either students or teachers and that ‘‘studying and browsing knowledge’’ is the third primary purpose for using the Internet. Zenith Optimedia expects China to be one of the top eight contributors to online advertising expenditure growth by 2008. According to Analysys International, online advertising spending in China totaled $405 million in 2006, and Deutsche Bank has forecasted online advertising spending to be $731 million in 2007 and  $1.79 billion in 2008. China’s search market is on the rise; in 2005 Chinese search users increased to 97 million and are expected to reach over 200 million by 2010,according to

iResearch. iResearch also estimates that by 2010 daily search queries may reach 2.4 billion. E-commerce in China is also expected to show significant growth. According to the Internet Society of China, 2006 E-commerce spending in China was $35.5 billion (second only to the United States).iResearch forecasts that the number of online shoppers in China will increase by 42.3% annually in the following three years.

HSW International’s initial focus in the online publishing market will be the online publishing of localized, translated Chinese and Brazilian editions of the HowStuffWorks Internet site, utilizing strategies based on those utilized by HSW and described above, as tailored to the needs of each localized market.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from March 14, 2006 (date of inception) to September 30,
	2007	2006	2007	2006

Operating revenues
Digital online publishing	$60,288	$—	$92,962	$—

Cost of services	365,374	—	910,880	—

Gross loss	(305,086)	—	(817,918)	—

Operating expenses
Selling, general and administrative	3,018,394	8,234,226	8,573,739	9,515,313
Depreciation and amortization	27,862	—	37,373	—
Total operating expenses	3,046,256	8,234,226	8,611,112	9,515,313
Loss from operations	(3,351,342)	(8,234,226)	(9,429,030)	(9,515,313)

Other expense
Interest expense	(11,156)	—	(31,027)	—
Other expense	(62,242)	—	(149,622)	—
Total other expense	(73,398)	—	(180,649)	—

Loss before income taxes	(3,424,740)	(8,234,226)	(9,609,679)	(9,515,313)
Income taxes	—	—	—	—
Net Loss	$(3,424,740)	$(8,234,226)	$(9,609,679)	$(9,515,313)

Revenues

During 2006,  the Company had not launched a website in either Brazil or China and accordingly, had no revenues for the three months ended September 30, 2006 or the period from inception through September 30, 2006.  The revenue for the three and nine months ended September 30, 2007 of $60,288 and $92,962, respectively, is revenue generated in Brazil since the website launch in March 2007.  For the three months and nine months ended September 30, 2007, approximately 81% and 76% of the revenue was generated from paid-for impression advertising and 19% and 24% was generated from pay for performance ads. There has been no revenue from China inception to date as the website in China has not yet been launched.

Cost of Services

Cost of services includes the ongoing third party translation costs incurred by third party vendors for services of translating, localizing, and enhancing articles in English to Portuguese and Mandarin Chinese.

Portuguese article translation costs represent $114,022 and $432,113 for the three months and nine months ended September 30, 2007, respectively and Chinese translation costs represent $251,352 and $478,767 for the three months and nine months ended September 30, 2007, respectively.  There were no significant translation costs incurred in the three months ended September 30, 2006 nor the period from inception through September 30, 2006.

Operations—Selling, General and Administrative Expenses:

HSW International’s total operating expenses declined by $5.2 million to $3.0 million for the three months ended September 30, 2007 from the comparable period in 2006.  The decrease is attributable to a $6.5 million reduction in stock- based compensation expense (See Footnote C to Notes to the Consolidated Financial Statements included herein), partially offset by increases in Brazilian operating costs and domestic personnel costs.

HSW International’s total operating expenses declined by $0.9 million to $8.6 million for the nine months ended September 30, 2007 compared to the period from inception to September 30, 2006.  The decline is primarily due to a $3.1 million decrease in stock-based compensation, partially offset by a $2.2 million increase in Brazilian operating costs and increases in domestic personnel costs.

Other Expense

Other expense which is comprised of interest expense and other expenses for both the three months and nine months ended September 30, 2007.  These are primarily comprised of interest expense on the Affiliated Party Loan and state franchise fees. No such expenses were incurred in the three months ended September 30, 2006 nor the period from inception through September 30, 2006.

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

Online publishing revenue is generally recognized as visitors are exposed to or react to advertisements on its websites. Revenue is generated via advertising in the form of sponsored links and image ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, we earn revenue based on the number of clicks associated with such ads; in the paid-for-impression model (sponsorships), revenue is derived from the display of ads. Prior to revenue recognition, evidence of arrangement, a fixed or determinable price must be established, and collectability must be reasonable. Evidence of arrangement is based on an agreed upon contract with our advertisers or other third parties such as search engine providers. Collectability is assessed based on several factors including, but not limited to, vendor payment history, vendor credit rating and recent material events impacting the vendor’s payment ability.

Stock-Based Compensation

We have adopted SFAS 123(R) ‘’Share-Based Payment’’, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock  purchases based on estimated fair values.  Stock-based compensation expense, which consists of stock-based compensation expense related to stock options, was $1.3 million and $7.8 million for the three months ended September 30, 2007 and September 30, 2006, respectively and $4.8 million and $8.0 million for the nine months ended September 30, 2007and for the period from inception to September 30, 2006, respectively. See Note C to the HSW International consolidated financial statements for additional disclosure.

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

Liquidity and Capital Resources

During the period from inception to September 30, 2007, HSW International’s cumulative losses were $22.3 million. This included non-cash expenses arising from stock based compensation of $14.7 million and expenses to be paid in cash of $7.6 million. In addition, the company incurred $1.7 million of costs arising from activities associated with the INTAC Merger and the related financing. HSW funded all of HSW International’s expenditures from its inception until the closing of the INTAC Merger on October 2, 2007 discussed above.

Subsequent to September 30, 2007, the proceeds from the sale of stock to the American investors as described below were approximately $22.5 million. HSW International’s use of these proceeds included the paydown of the advance from HSW of $8 million and transaction fees of $5.7 million.

In connection with the INTAC Merger closing, American investors purchased $22.5 million of HSW International common stock, for a price per share of $6.57, the public announcement price. Approximately 3.4 million shares of HSW International common stock in the aggregate were issued pursuant to the American investors’ stock purchase. The American investors were also granted registration rights for these shares.

In connection with the INTAC Merger, European investors have agreed to purchase approximately $24.5 million (previously $27 million) of HSW International common stock , the number of shares, being based upon a predetermined formula as outlined in the Company’s Form S -4.

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

The Company anticipates that in addition to the sale to European investors discussed above, that additional capital transactions will be undertaken within the next twelve months to to provide further funding for the  development of  our activities in Brazil and China as well as provide additional working capital.

Cash flows from operations

The Company used $2.3 million more cash from operations during the nine months ended September 30, 2007 compared to the period of inception through September 30, 2006.  The increase is primarily due to 1) the Company being  in existence nine months in 2007 versus 3.5 months in 2006,  2) $910,880 of translation costs incurred in 2007 and none in 2006,  3) the Brazil operation launched in 2007 with minimal comparable expenditures in 2006,  and  4) increased domestic personnel expenses in 2007 as a result of the INTAC Merger activity.

Cash used in investing activities

Net cash of $192,418 was used in investing activities during the nine months ended September 30, 2007 compared   to $571,680 for the period of inception through September 30, 2006. The decrease was mainly due to declining INTAC Merger transaction costs (the INTAC Merger transaction activity, negotiations and filings commenced in early 2006 when the transaction costs were heavier) offset by a $90,000 increase in property and equipment expenditures.

Cash flows from financing activities

Advances from HSW were $1.9 million greater in the nine months ended September 30, 2007 compared to the period of inception through September 30, 2006 mainly due to the increased need to fund the increased operational activity discussed above.

Due to the start up nature of HSW International, zero revenues were recorded in 2006 while revenues during the nine months ended September 30, 2007 were only $92,962.  As of September 30, 2007 cumulative losses were $22.3 million including $14.6 million of non cash stock-based compensation expense.

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

Item 3 – Qualitative and Quantitative Information About Market Risk

The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders’ equity titled ‘‘accumulated other comprehensive income (loss).’’ Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation. Generally, our foreign expenses are denominated in the same currency as the associated foreign revenues and at this stage of development, the exposure to rate changes is minimal. We do not use financial instruments to hedge our foreign exchange exposure because the effect of the foreign exchange rate fluctuations are not material. We do not use financial instruments for trading purposes. The net assets of our foreign operations at September 30, 2007 were approximately $186,000.

During 2006, our wholly owned subsidiary in Brazil entered into six separate unsecured notes payable with a related party totaling $B 423,000 (Brazilian Reais) with principal and interest due dates ranging from March through August 2007. Interest on these loans is based on the Interbank Certificate of Deposit rate plus .3% through .5%.  The average rate on these loans at September 31, 2007 approximated 13.3%.  The notes that were scheduled to mature in March 2007 were extended through December 31, 2007.  The translated US dollar balances for these obligations including accrued interest were $195,848 as of December 31, 2006 and $263,272 as of September 30, 2007. Other than the Brazilian notes previously described, we have not entered into long-term agreements or borrowing arrangements with third parties. Therefore, we do not believe there is any material exposure to market risk changes in interest rates.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds (None)

Item 3 – Defaults Upon Senior Securities (None)

Item 4 – Submission of Matters to a Vote of Security Holders (None)

Item 5 – Other Information

The financial statements as of December 31, 2006 and for the period from inception (March 14, 2006) through December 31, 2006 were audited by W.T. Uniack & Co. CPA’s P.C.  Effective September 18, 2007, W.T. Uniack & Co. CPA’s P.C. resigned as the Company’s independent registered public accounting firm.  On September 19, 2007, the Company engaged Grant Thornton LLP (“Grant Thornton”) as its independent registered public accounting firm.  During the period from March 14, 2006 (date of inception) to December 31, 2006 and the subsequent interim period preceding the engagement of Grant Thornton, neither the Registrant, nor anyone on its behalf, has consulted Grant Thornton regarding: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements, which consultation resulted in the providing of written or oral advice concerning the same to the Registrant that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Rule 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Act of 1933, as amended) or a reportable event (as defined in Rule

Item 6 – Exhibits

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
J. David Darnell
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