Form 10-K
period 2007-12-31
HSW International, Inc.
filed 2008-03-31
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-33720

HSW INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware

33-1135689

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Capital City Plaza
3350 Peachtree Road, Suite 1600
Atlanta, Georgia 30326
(Address of principal executive offices, including zip code)

(404) 926-0660
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”  “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.  Trading of the registrant’s Common Stock on The NASDAQ Global Market did not commence until October 2, 2007.

At March 28, 2008, 53,574,919 shares of the Registrant’s common stock, $0.001 par value per share, were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K

PART I

Except for the historical information contained herein, the matters set forth in this report include forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  These risks and uncertainties are detailed in “Part I—Item 1A.  Risk Factors” and elsewhere throughout the report, and will be further discussed from time to time in our periodic reports filed with the Commission.  The forward-looking statements included in this report speak only as of the date hereof.

ITEM  1.             DESCRIPTION OF BUSINESS.

Overview

We are a recently formed company whose primary focus is becoming an international online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s emerging digital economies with locally relevant, high quality content.  We entered the Brazilian online publishing market in March 2007, by utilizing royalty-free and exclusively licensed digital content provided by HowStuffWorks, Inc. (referred to in this report as “HSW”) prior to the INTAC Merger discussed below.

We are entering the Chinese online publishing market and utilizing a combination of the licensed and sublicensed content that we recently received from HSW with the benefits of INTAC International, Inc.’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses. INTAC International, Inc. (“INTAC”) is a company that recently became our wholly owned subsidiary as a result of a merger.  We expect to deploy our Internet platform in China in mid-2008. We have hired Chinese personnel, received licenses to conduct certain business in China through the merger with INTAC and are in the process of translating and localizing our content for the China online publishing business.

We launched our Brazilian website in March 2007.  At December 31, 2007, we had approximately 3,500 articles that were either (i) articles from the HSW content database translated from English to Portuguese or (ii) originally created content. The web site address is http://hsw.uol.com.br/.  We are in the early development of our business in Brazil.  We continue to expand by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HSW, and (iii) refining local marketing strategies.

We also intend to generate revenue by assembling our own library of digital content (including originally authored content and content that has been acquired from third parties) for our own use and for licensing to various customers, which may include HSW, in territories outside of our markets.

Our History

We were formed on March 14, 2006, as a wholly owned subsidiary of HSW in order to (i) develop businesses using exclusive digital publishing rights to HSW’s content for the countries of China and Brazil and (ii) to effect the merger with INTAC International, Inc. (the “INTAC Merger”).  The INTAC Merger was done to assist in our primary business focus, the development of our digital content database exclusively licensed from HSW by (i) accelerating our obtaining Internet licenses in China for launching our Internet platform, (ii) leveraging INTAC’s knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platform in China, and (iii) providing additional cash flow from its established businesses.  These established businesses included services related to wireless telephone training and the development and sale of educational software delivered to customers in China (“INTAC Legacy Businesses”). As discussed below, these businesses were subsequently disposed.

On October 2, 2007, we completed the INTAC Merger and related transactions pursuant to which (i) HSW contributed to us, in exchange for shares of our common stock, exclusive digital publishing rights to HSW’s existing content for the countries of China and Brazil for translation into the predominant languages of China and Brazil (referred to in this report as the HSW Contribution); (ii) a wholly owned subsidiary of ours was merged with INTAC, with INTAC surviving as a wholly owned subsidiary of ours, and holders of INTAC common stock received one share of our common stock in exchange for each of their shares of INTAC common stock; and (iii) certain investors purchased or agreed to purchase shares of our common stock having an aggregate value of approximately $39.4 million, before expenses (referred to in this report as the equity financing, and together with the contribution, the related transactions).

Our stock became publicly traded on the NASDAQ Global Market under the symbol “HSWI” in connection with the INTAC Merger.  Prior to the INTAC Merger, INTAC’s common stock was traded on the NASDAQ Capital Market under the symbol “INTN”.

More specifically the HSW Contribution includes:

•                  A perpetual, royalty-free exclusive license in (i) the People’s Republic of China, or PRC, the Hong Kong Special Administrative Region and the Macao Special Administrative Region and (ii) Brazil ((i) and (ii) collectively, the “territories”) to certain licensed and sublicensed content (referred to in this report collectively as the “content”), which specifically includes the right to create translations in the Chinese and Portuguese languages (the “translation languages”) and derivative works thereof;

•                  A perpetual, royalty-free exclusive license in the territories to (i) publish the translated licensed content on websites in the territories; and (ii) use limited excerpts of the translated licensed content in print format with limited distribution to businesses solely for purposes of marketing, business development, financings and other similar legitimate business purposes, provided that any such limited print excerpts are not distributed publicly; and

•                  The same license rights as those described above with respect to any updates to the content by HSW in exchange for a fee equal to: (i) one percent per territory of HSW’s fully allocated costs directly attributable to producing the updates purchased by us and (ii) HSW’s actual cost in transferring the purchased updates to us, plus (iii) five percent of (i) and (ii).  Sublicensed content restrictions, ownership rights and termination rights are the same as those granted pursuant to the contribution agreements.

As a result of the HSW and Discovery merger discussed below, we have access to the software code for HSW’s publishing platform at no additional cost.  In addition we have the option to acquire from HSW the exclusive digital publishing rights for the content in India and Russia on the same terms and conditions as those with respect to China and Brazil.  We have the right to exercise this option until April 12, 2009; provided, however the option cannot be exercised as long as the issuance of securities in connection with this exercise would result in HSW’s ownership of our common stock, directly or indirectly, exceeding 50%; provided further that the option shall be extended for any time period during which it cannot be exercised in accordance with the foregoing.

The INTAC Merger and related transactions were consummated pursuant to a merger agreement dated April 20, 2006, as amended January 29, 2007.  Contemporaneously with the merger and pursuant to a share purchase agreement dated January 29, 2007, INTAC sold four wholly owned subsidiaries, which comprised its wireless handset and prepaid calling cards distribution business (“distribution companies”), to Cyber Proof Investments Ltd., a corporation controlled by Wei Zhou, then INTAC’s Chief Executive Officer and President, in exchange for 3.0 million shares of our common stock held by Mr. Zhou.  In addition, INTAC transferred its rights and control with respect to Beijing INTAC Meidi Technology Development Co., Ltd. to Cyber.  The 3.0 million shares were recorded as treasury shares.

On October 2, 2007, in connection with the merger, certain investors (referred to in this report as the American investors) purchased $22.5 million, before expenses, of our common stock for a price per share of $6.57, the public announcement price.  Approximately 3.4 million shares of our common stock in the aggregate were issued to the American investors.  On February 4, 2008, we issued approximately 2.7 million additional shares to the American investors pursuant to an adjustment mechanism in the stock purchase agreements we entered into with such investors making the final price $3.68 per share.

On January 31 and February 1, 2008, also in connection with the INTAC Merger, certain investors (referred to in this report as the European investors) purchased $5.8 million, before expenses, of our common stock and $11 million of the shares held as treasury stock, respectively, for a price per share of $3.68.  In exchange for this purchase price, we issued approximately 1.6 million shares of our common stock and sold 3.0 million treasury shares in the aggregate to the European investors.

As part of the investment of the American and European investors, we filed shelf registrations statements covering the resale of the shares purchased by such investors.

Merger of HSW and Discovery Communications, LLC

Effective December 17, 2007, the merger (the “Discovery Merger”) of HSW with a wholly owned subsidiary of Discovery Communications, LLC (“Discovery”) closed.  In exchange for certain changes benefiting us, we agreed to certain amendments of our contractual agreements with HSW, which were established as conditions to the closing of the Discovery Merger.

•                  We entered into an amended and restated Trademark License Option letter agreement with HSW establishing the licensing fee for use of HSW’s marks at 2% of our net revenue derived from HSW’s marks, capped at $100,000 annually for China and Brazil combined.  We also have the option to acquire HSW’s name and associated trademarks in India and Russia on similar terms.

•                  Our services agreement with HSW has been terminated based on our determination that we are able to perform on our own the services provided by HSW.  In connection with such termination, HSW licensed to us the software code for HSW’s content management platform at no cost.

•                  The agreement that provides us with the option to acquire digital publishing rights in the local languages to HSW content in India and Russia has been amended to provide that such option may be exercised until April 12, 2009; provided, however it cannot be exercised for so long as the issuance of securities in connection with such exercise would result in HSW’s ownership of our common stock, directly or indirectly, exceeding 50%; provided further that the option shall be extended for any time period during which it cannot be exercised in accordance with the foregoing.  Additionally, our limited right of first refusal relating to the distribution of HSW content in territories outside the United States other than in China, Brazil, India and Russia has been terminated.  Exercise of this option requires our issuing additional shares to HSW and we will consider the cost of the option and the opportunities of the specific market when considering whether or not to exercise each option.  At this time we have made no determination concerning whether these options will be exercised.

•                  We entered into a First Amendment to Amended and Restated Stockholders Agreement with HSW and Wei Zhou.  As a result HSW received the right to designate three members of our Board of Directors (one of whom is to be an independent director), and the chairperson of the Nominating and Governance Committee of our Board of Directors.  All shares of our common stock owned by HSW in excess of 45% of the outstanding shares of our common stock as of any applicable record date, if any, shall be voted in exact proportion to the vote of HSW International stockholders other than HSW.  HSW will have the right to vote in its discretion its shares of our common stock up to and including 45% of the outstanding shares of our common stock as of any applicable record date.

As a result of the Discovery Merger, HSW became a wholly owned subsidiary of Discovery.  HSW remains based in Atlanta, Georgia.  At December 31, 2007, Discovery, through its wholly owned subsidiary HSW, owned approximately 46.5% of our outstanding common stock.  The Discovery Merger does not impact our publicly traded status, as we remain a separate and publicly traded entity.

We continue to have a perpetual, fully paid up, royalty-free, sublicensable exclusive license to the HSW content in local languages and brand for Brazil and China (the “Rights”).  We also maintain the option for those Rights for India and Russia.  As a result of the Discovery Merger, we intend to enter into a mutually agreeable arrangement with Discovery that will give us digital publishing rights for Brazil and China to Discovery content that has been published on or integrated within the howstuffworks.com website.  In addition, if such arrangement is entered into, it will provide that those rights would also be extended to India and Russia if we exercise our option for those countries under the terms of its existing agreement with HSW.

The merger agreement between Discovery and HSW provided that payment to HSW shareholders for a significant portion of HSW’s ownership of our common stock wouldn’t be paid at the October 2007 closing of the transaction, but instead will be paid to HSW’s former shareholders in three semi-annual installments beginning in or about October 2008.  Such payments will be in the form of cash or shares of HSWI stock now held by HSW.  Accordingly, the amount of shares of our common stock indirectly owned by Discovery in the future may fall or rise due to a combination of the potential distributions pursuant to the terms of the Discovery merger or our exercise of the options to publish HSW content in local languages in Russia and India.  All of our rights to publish HSW content will remain effective regardless of the number of shares owned by HSW in the future.

Subsequent Sale of the INTAC Legacy Businesses and Related Transactions

Due to an increased focus of our management and resources on our primary Internet publishing business, a change of control in our majority ownership leading to further refinement in our strategies, and an under performance of the INTAC Legacy Businesses after the INTAC Merger, we decided subsequent to December 31, 2007, to dispose of these legacy businesses. The INTAC Legacy Businesses were comprised of two lines of business, including services related to wireless telephone training and the development and sale of educational software in China, both unrelated to our core Internet platform business.

We had originally estimated when deciding to acquire the INTAC Legacy Businesses that, in addition to accelerating our obtaining Internet licenses in China for launching our Internet platform, INTAC would provide us (i) further knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China and (ii) additional cash flow from its established businesses. Following the underperformance of the INTAC Legacy Businesses in the fourth quarter of 2007 that resulted in short-term negative cash flow from these operations and a change-in-control of our business through the acquisition of our largest shareholder HSW, by Discovery, we reconsidered the potential risk of excessive short-term consumption of cash and management resources by our acquired non-core INTAC Legacy Businesses and refined our strategic direction.

We decided that it was critical that all our current resources be fully focused on expanding our Brazilian Internet platform and launching our Chinese Internet platform in mid-2008.  Although we believe we have benefited in the short-term from INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses, this refined strategic focus did not allow us the time required to realize the expected long-term synergies from INTAC’s knowledge of the Chinese markets, relationships, and core competencies.  In addition we were provided with and acted on an opportunity to sell the unrelated INTAC Legacy Businesses for approximately their stand-alone appraised value, and through simultaneous sale of the treasury stock received, generate significant additional cash resources for investing into our core Internet businesses.

On February 29, 2008, we completed the sale of the subsidiaries that comprised the INTAC Legacy Businesses in China.  These subsidiaries were sold to China Trend Holdings Ltd., a British Virgin Islands corporation that is owned by Wei Zhou, CEO, director and significant stockholder of INTAC prior to the INTAC Merger in October 2007.  Mr. Zhou was also on our board of directors from October to December 2007.  In accordance with the Share Purchase Agreement with China Trend Holdings, we were to receive 5.0 million of our common shares owned by Mr. Zhou. In addition, as a condition to the February 29, 2008, INTAC Legacy Businesses disposition, the INTAC Legacy Businesses were to include $4.5 million in cash at closing.

At the February 29, 2008, INTAC Legacy Businesses disposition, we received 4.5 million shares of our common stock from Mr. Zhou and accordingly, pursuant to an agreement with Mr. Zhou, we only funded the INTAC Legacy Businesses with $2.7 million in cash. Mr. Zhou delivered his remaining 0.5 million shares of our stock to us on March 26, 2008 and we will release another $1.8 million in cash to the INTAC Legacy Businesses.  The disposition resulted in a preliminary goodwill writeoff of approximately $22.5 million in the fourth quarter of 2007.  After this disposition all of HSWI’s assets are in our core Internet business and the sole assets we retain from the INTAC Merger are Internet Licenses for the Chinese markets.

On February 15, 2008, we entered into a Stock Purchase Agreement in which we agreed to sell, and two qualified institutional buyers agreed to purchase, the 5.0 million shares of our common stock expected to be received from the INTAC Legacy Businesses disposition at a purchase price of $3.68 per share.  Simultaneous with the February 29, 2008, disposition, we sold the 4.5 million shares we received from Mr. Zhou to the institutional buyers.

The additional 0.5 million shares received from Mr. Zhou were sold on March 28, 2008, to the institutional buyers for $1.8 million pursuant to the Stock Purchase Agreement.

Products and Services

We have entered the Brazilian online publishing market and are in the process of entering the Chinese online publishing market by leveraging an expanding and proprietary digital content database designed to meet the information needs of the online community.  We are doing so utilizing a combination of the contributed assets from HSW with the benefit of INTAC’s relationships and knowledge of the Chinese market.  We also intend to generate revenue by assembling our own library of digital content (including originally authored content and content that has been acquired from third parties) for our own use and for licensing to various customers, which may include HSW, in territories around the globe.

Our initial focus in the online publishing market is the online publishing of localized, translated Chinese and Brazilian editions of the HSW Internet site, utilizing strategies based on those practiced by HSW, as tailored to the needs of each localized market.

We are also developing our own content and acquiring content from third parties that will be tailored to the specific markets of China and Brazil.  We further intend to explore opportunities for online publishing in other emerging markets, including determining whether to exercise our option to acquire the exclusive publishing rights to HSW content in local languages of India and Russia.

We launched our Brazilian Internet website in March 2007, at the address http://hsw.uol.com.br/.  At December 31, 2007, we had approximately 3,500 articles that were either (i) articles from the HSW content database translated from English to Portuguese, or (ii) originally created content in Portuguese. We are in the early stages of business development in Brazil as we continue to expand our online presence by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) increasing the amount of translated content and original articles, and (iii) refining local marketing strategies.

We expect to deploy our Internet platform in China in mid-2008. We have established a business presence in China, hired Chinese personnel, received licenses to do business in China, and are in the process of translating and localizing our content for the China online publishing business.

Sales & Support

We have a sales office in Brazil and plans are being made for a future sales office in China to service advertisers and customers for our businesses.  Sales for the websites in Brazil are conducted through a direct sales force as well as by entering into strategic relationships with companies which can represent advertising inventory, and we expect to utilize the same model in China.

Marketing

Our primary business model for our websites is anticipated to be the sale of advertising, sponsorships, and related products and services.  By focusing on providing high-quality web properties to end users in Brazil and China, we intend to establish a user base attractive to advertisers.  We expect to sell advertising based on the quantity of views delivered to advertisers or the success of various advertising-related metrics.

We expect that much of our marketing effort will be in fostering word-of-mouth momentum by providing high-quality products and services and using public relations efforts.  Additionally, we anticipate entering into relationships with existing businesses to provide awareness of and traffic to our products and services.  We may also engage in advertising designed to inform potential users and customers about our products and services.

Competition

The online publishing business is highly competitive.  We expect to encounter significant competition in each market in which we offer our products and services. Our competitors are expected to include national Internet portals in China such as Baidu, NetEase.com, Shanda Interactive Entertainment, Sina, sohu.com and tom.com, and national websites in Brazil such as Terra and UOL, which will compete with us for online advertising revenue and end users.

Intellectual Property

We intend to rely upon patent, trademark, copyright and trade secret laws in various jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brand.  We do not presently own any patent, trademark or copyright registrations, though application procedures have begun for certain of our intellectual property.

A number of threats exist to our intellectual property rights.  Effective intellectual property protection may not be available in every country in which we intend to distribute products and services.  Additionally, it may be time consuming and costly for us to protect our intellectual property and even then such steps may not be sufficient or effective.

Government Regulations

With operations initially in China and Brazil, we are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet.  Laws and regulations are being debated and considered for adoption in these countries and others throughout the world in areas relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights.

Additionally, the Internet infrastructures in China and Brazil are subject to regulatory control and, in the case of China, ownership by the Chinese government.  The PRC regulates its Internet sector by enacting legislation or issuing regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet.  We believe that our current ownership structure and localized content complies with PRC laws and regulations.  There are, however, substantial uncertainties regarding the interpretation of PRC Internet laws and regulations.  Accordingly, it is possible that the PRC government will ultimately take a view contrary to ours.

The PRC Ministry of Information Industry (“MII”), the Chinese governmental agency which regulates the Internet in China, has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider.  Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities.  The areas of regulation include, among others, online advertising, online news reporting, online publishing, online securities trading, online community, online video, and the provision of industry specific (e.g., pharmaceutical related) information over the Internet.  Other aspects of our online operations may be subject to regulation in the future.

The MII has also promulgated a directive, effective January 31, 2008, providing that online videos can only be broadcast or streamed by state-owned or controlled companies.  Subsequent interpretation was provided to exclude certain websites which existed prior to such directive. It is unclear what the effect of this directive will be for us; however, it may prevent our Chinese website from displaying online videos, which could have a material effect on the business.

Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with its laws, even where we have no local entity, employees or infrastructure.

Employees

As of December 31, 2007, we had approximately 105 employees (including 70 employees from the INTAC Legacy Businesses), located in Atlanta, Georgia, USA, Dallas, Texas, USA, Brazil and China.

Seasonality

We expect our business to be affected by seasonal fluctuations in Internet usage and traditional retail seasonality.  Internet usage generally slows during the summer months, and online shopping and related advertising typically increases in the fourth quarter of each year.  These seasonal trends will likely cause fluctuations in quarterly results, including fluctuations in sequential revenue growth rates.

Where you can find additional information

Our website address is www.hswinternational.com.  Information on our website is not incorporated by reference herein.  We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Executive Officers of the Registrant

The following table sets certain information about each of our executive officers as of March 1, 2008.

Name	Age	Position
Henry N. Adorno	60	Vice Chairman
Gregory Swayne	49	President and Chief Operating Officer
J. David Darnell	62	Chief Financial Officer

Henry N. Adorno, is Vice Chairman of HSW International, Inc.’s board of directors.  Mr. Adorno is also the founder and President of Adorno & Yoss, the largest certified minority-owned law firm in the country, with over 270 practicing attorneys.  Mr. Adorno began his career working with the Dade County Attorney’s Office in the Major Crimes Division.  He later served as the Chief Assistant to State Attorney Janet Reno.  Beyond his professional responsibilities, Mr. Adorno is the Chair of Our Kids, a non-profit organization which utilizes community outreach to manage child welfare and protection for abused, abandoned, and neglected children.  Mr. Adorno holds a Bachelor of Arts Degree and a Juris Doctor, both from the University of Florida. Mr. Adorno is a member of the American Bar Association, The Florida Bar Association and the Miami Business Forum.

Gregory Swayne, is our President and Chief Operating Officer.  Mr. Swayne was previously the President and Chief Operating Officer of HowStuffWorks, Inc., following its purchase by The Convex Group in 2002. Mr. Swayne joined The Convex Group in 2001, and was part of the management team of N2 Broadband, one of Convex’s first investments.  Prior to Convex, Mr. Swayne was the co-founder and President of publicly-listed A.D.A.M., Inc. and its predecessor Medical Legal Illustrations, Inc. A.D.A.M. provides health information services and benefit management solutions to healthcare organizations, employers, benefit brokers, consumers and the educational market through its online offerings of health information, decision-support applications, benefits management solutions and enrollment services.  Mr. Swayne holds a Bachelor of Arts Degree from the University of South Carolina and a Master of Science in Medical Illustration from the Medical College of Georgia.

J. David Darnell, became our Chief Financial Officer on October 2, 2007.  He served as INTAC’s senior vice president and chief financial office from June of 2002 through October 2007.  From November 2000 to May 2002, Mr. Darnell served as Senior Vice President and Chief Financial Officer of Nucentrix Broadband Networks, Inc., a publicly-held provider of broadband wireless Internet and multichannel video services.  Mr. Darnell became one of INTAC’s directors on October 15, 2001.  From 1997 to October 2000, he served as Senior Vice President and Chief

Financial Officer of ILD Telecommunications, Inc., a nationwide facilities-based provider of prepaid phone services and telecommunications outsourcing services.  From 1993 to 1997, Mr. Darnell was Senior Vice President, Finance and Chief Financial Officer for SA Telecommunications, Inc., a publicly held, full service interexchange carrier that provided a wide range of telecommunications services.  From 1990 to 1993, Mr. Darnell served as Chief Financial Officer of Messagephone, Inc., a telecommunications technology and intellectual property firm.  Mr. Darnell is a certified public accountant.

ITEM 1A.               RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed in this report.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.

We are in the early development of our business and prospects are difficult to evaluate.

We have no significant operating history, and no experience in marketing and selling the contributed assets in the Chinese and Brazilian markets.  We are in the early development of our business with a limited operating history upon which investors and others can evaluate our current business and prospects.  Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Some of the risks and difficulties we expect to encounter include our ability to:

•                  successfully commercialize and monetize the contributed assets;

•                  continue to raise additional working capital, the lack of which would likely have a significant negative impact on our long term business plan and our ability to take advantage of our strategic alliances and to successfully execute our expansion plan;

•                  manage our expense structure as a U.S. public company including, without limitation, compliance with provisions implemented as a result of the Sarbanes Oxley Act;

•                  manage the anticipated rise in operating expenses;

•                  manage and implement successfully new business strategies including, if applicable, new strategies resulting from the Discovery Merger and the accompanying changes to the agreements between HSW and us;

•                  adapt and successfully execute our evolving and unpredictable business model, with which we will have only limited experience;

•                  establish and take advantage of contacts and strategic relationships;

•                  adapt to our potential diversification into other industries and geographic regions;

•                  manage and adapt to rapidly changing and expanding operations;

•                  implement and improve operational, financial and management systems and processes;

•                  respond effectively to competitive developments;

•                  attract, retain and motivate qualified personnel; and

•                  manage each of the other risks set forth in this report.

Because of our lack of operating history and the early development of our business, we will have limited insight into trends and conditions that may exist or might emerge and affect our business, especially with respect to the online publishing market.  We cannot be certain that our business strategy will be successful or that it will successfully address these risks.  Any failure by us to successfully implement our new business plans could have a material adverse effect on our business, results of operations and financial condition.

We may not succeed in marketing and monetizing the contributed assets to potential customers or developing strategic partnerships for the distribution of our products and services.

Our plans to market and monetize the contributed assets in the Chinese and Brazilian online markets through the Internet are new and unproven.  Moreover, we will have limited experience in determining the pricing of the products and services that will be developed with the contributed assets.  Because we have never marketed or sold these products and services, we may not be successful in establishing a customer base or strategic partnerships for the distribution of our products and services.  If we are not successful in developing, releasing and marketing these products and services on a profitable basis, our results of operations would be materially and adversely affected.

We do not have significant experience in the Brazilian marketplace.  Additionally, we may not have the resources available to simultaneously develop operations in China and Brazil.  Accordingly, there may be a delay in developing such operations in Brazil, which could affect our business plan and results of operations.

In addition, any delay in developing our operations in Brazil and China may play a factor in our decision to exercise our option to acquire the exclusive digital publishing rights for the content in India and Russia.  The option expires as early as April 12, 2009 (unless such option period is extended pursuant to our agreement with HSW), and our failure to exercise such option may have an adverse affect on our ability to expand our international operations, which could affect our business plan and results of operations. Exercise of this option requires our issuing additional shares to HSW and we will consider the cost of the option and the opportunities of the specific market when considering whether or not to exercise each option. At this time we have made no determination concerning whether these options will be exercised.

The growth we seek is rare.

Substantial future growth will be required in order for us to realize our business objectives.  Growth of this magnitude is rare.  To the extent we are capable of growing our business as necessary, we expect that such growth will place a significant strain on our managerial, operational and financial resources.  We must manage our growth, if any, through appropriate systems and controls in each of these areas.  We must also establish, train and manage a larger work force.  If we do not manage the growth of our business effectively, our business, results of operations and financial condition could be materially and adversely affected.

We will face intense competition, which could have an adverse effect on our business, financial condition and results of operations.

The online publishing market is highly competitive.  We will encounter significant competition across our business lines and in each market in which we offer our products and services.  In the online publishing market, we expect that our competitors will include national Internet portals in China such as Baidu, NetEase.com, Shanda Interactive Entertainment, Sina, sohu.com and tom.com, which will compete with us for online advertising revenue and end users.

The sale of INTAC’s Legacy Businesses, leaving our strategic focus on the online publishing, could have an adverse effect on our business, financial condition and results of operations.

INTAC’s wireless handset distribution business accounted for approximately 95% of its total revenues for the third quarter of fiscal year 2007, and approximately 92% of its total revenues for the fiscal year ended September 30, 2006.  INTAC has shifted its business focus from the wireless handset distribution business, which INTAC Holdings has sold to Cyber, to the career training and development and education markets in order to focus on businesses with more attractive growth opportunities and higher margins than the wireless handset distribution business.  We sold the INTAC Legacy Businesses in February 2008 which eliminates future revenues from the INTAC Merger.  All future revenue will be derived from online publishing market using the contributed assets and other future business strategies.  There is no guarantee that we will be able to offset the sale of the wireless handset distribution business and the INTAC Legacy Businesses through comparable growth in our online publishing businesses.

Resales of our common stock and additional obligations to issue our common stock may cause the market price of our stock to fall.

We have agreed to register for resale an aggregate of 33,634,192 shares of our common stock that are to be held by INTAC affiliates, HSW and investors that participated in our equity financing, although HSW has agreed to lock up 1/3 of its shares until October 2008, 1/3 of its shares until April 2009 and 1/3 of its shares until October 2009.  In addition, we granted HSW a warrant to purchase 500,000 (250,000 warrants which are now expired) shares of our common stock.  The issuance of these new shares and the resale of additional shares of our common stock could have the effect of depressing the market price for our common stock.

Certain factors could negatively affect the market price or market for our common stock

The market for and price of our common stock could be affected by the following factors:

•                  our common stock has been thinly traded; and

•                  no third party research is available regarding our company.

Additionally, the terms of the Discovery merger provided that payment to HSW shareholders for a significant portion of HSW’s ownership of our common stock wouldn’t be paid at the October 2007 closing of the transaction and instead will be paid to HSW’s former shareholders in three semi-annual installments beginning in or about October 2008.  Such payments will be in the form of cash or shares of HSWI stock now held by HSW.  Accordingly, the amount of shares of our common stock indirectly owned by Discovery in the future may fall or rise due to a combination of the potential distributions pursuant to the terms of the Discovery merger or our exercise of the options to publish HSW content in local languages in Russia and India.  All of our rights to publish HSW content will remain effective regardless of the number of shares owned by HSW in the future.  If Discovery and HSW’s former shareholders’ representative elect to distribute shares of our common stock to former HSW shareholders, a significant number of shares may be sold by such shareholders relative to the daily market trading volumes for our common stock. While we intend to take reasonable measures aimed to ensure that any such potential sales are not disruptive to the market for our common stock, we cannot be certain as to the outcome.

These factors may similarly affect our common stock, and may have the effect of depressing the market price for our common stock or limiting the market for resale of our common stock.

Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.  Material weaknesses existed at September 30, 2006 and 2005, with INTAC’s internal control over financial reporting, and may exist with our internal control over financial reporting.  Internal control over financial reporting and disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met.

INTAC made evaluations of its internal control over financial reporting and its disclosure controls and procedures, which included a review of the objectives, design, implementation and effect of the controls and information generated for use in INTAC’s periodic reports.  In the course of INTAC’s controls evaluation, it sought to identify data errors, control problems and to confirm that appropriate corrective action, including process improvements, was being undertaken.  This type of evaluation was conducted on a quarterly basis so that the conclusions concerning the effectiveness of INTAC’s controls could be reported in INTAC’s periodic reports.

INTAC management assessed the effectiveness of INTAC’s internal control over financial reporting as of September 30, 2005 and 2006, and that assessment identified material weaknesses in INTAC’s internal control over financial reporting.  INTAC management has taken various actions to improve the internal controls in the identified areas and these weaknesses were remediated and resolved.

Based upon the most recent pronouncements of the SEC, our first annual report on internal control over financial reporting is due for inclusion in our Annual Report on Form 10-K for December 31, 2008.  There is no assurance that we can complete the implementation and review of internal controls or remediation thereof, in order to meet the December 31, 2008, timeframe.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied.  Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives.  We cannot provide absolute assurance that all of our possible future control issues will be detected.  These inherent limitations include the real world possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human error or mistake.  The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions.  Because of the inherent limitations in a cost effective control system, misstatements due to error could occur and not be detected.

We may have additional tax liabilities if tax positions we have taken in prior years are challenged.

We and our subsidiaries are subject to taxes in the United States and various foreign jurisdictions.  We believed that our tax returns appropriately reflected our tax liability when those tax returns were filed.  However, our tax positions may be challenged by the applicable tax authorities.  Any successful challenge to one or more of our prior tax positions could result in a material tax liability to us or to one or more of our subsidiaries, including INTAC, for one or more prior years.

The state of the Internet infrastructure in China and Brazil may limit our growth.

We rely on the Internet for certain aspects of our business, including the publication of content online and our Internet portals.  The Internet infrastructures in China and Brazil are not well developed and are subject to regulatory control and, in the case of China, ownership by the Chinese government.  The cost of Internet access is high relative to the average income in China.  Failure to further develop these infrastructures could limit our ability to grow.  Alternatively, as these infrastructures improve and Internet use increases, we may not be able to scale our systems proportionately.  Our reliance on these infrastructures will make us vulnerable to disruptions or failures in service, without sufficient access to alternative networks and services.  Such disruptions or failures could reduce our user satisfaction.  Should these risks be realized, our ability to increase revenues and profitability would be impaired.

Our operations are vulnerable to natural disasters and other events.

While we believe we have adequate backup systems in place, we could still experience system failures and electrical outages from time to time in the future, which could disrupt our operations.  All of our servers and routers are currently hosted in a single location, a Tier 4 data center.  We do not have a documented disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, and telecommunications failures, break ins and similar events.  If any of the foregoing occurs, we may experience a temporary system shutdown.  If there is significant disruption or damage to the data center hosting our web servers, our ability to provide access to our websites would be interrupted. We do not carry any business interruption insurance.  Although we carry property insurance, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable.

Internet usage could decline if any well publicized compromise of our security occurs.  “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment.  Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service.  We may be required to expend capital and other resources to protect our website against hackers.  We cannot assure you that any measures we may take will be effective.  In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success.  Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation.  We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights.  Despite our precautions, it is possible for third parties to obtain and use our intellectual property without authorization.  Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet related industries are uncertain and still evolving.  In particular, the laws of the PRC, Brazil and certain other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.  Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.  Future litigation could result in substantial costs and diversion of resources.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.

We cannot be certain that our products and services will not infringe valid patents, copyrights or other intellectual property rights held by third parties.  We may in the future be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.  In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and may incur licensing fees or be forced to develop alternatives.  We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit.  Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

Our sublicensed content is subject to the terms and conditions of agreements between HSW and third parties.

Under the terms of our contribution agreements with HSW, HSW transferred and contributed to us all rights, but only those rights, which belong to and are held by HSW pursuant to third party licenses.  Some of those licenses, including HSW’s licenses with Publications International, Inc. (including the licenses for Consumer Guide) contain restrictions on the use of such content and termination provisions for breaches of the license agreements.  Accordingly, a breach of any third party license by HSW may cause us to lose our license with such third party, which could have a material adverse effect on the implementation of our business plan, value of our content offering and results of our operations.

A slowdown or other adverse developments in the PRC or Brazil economy may materially and adversely affect our customers, demand for our services and our business.

Initially all of our operations will be conducted in Brazil followed by China.  Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue and we may be sensitive to a slowdown in economic growth or other adverse changes in the PRC and Brazil economies.  In response to adverse economic developments, companies may reduce spending on marketing and advertising.  As a result, a slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China or Brazil may materially reduce the demand for our services and materially and adversely affect our business.

PRC laws and regulations related to the PRC Internet sector are unclear and will likely change in the near future.  If we are found to be in violation of current or future PRC laws or regulations, we could be subject to severe penalties.

The PRC regulates its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet.  There are substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations, including those discussed below.

The PRC enacted regulations applying to Internet related services and telecom related activities.  While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services.  The MII has also stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider.  Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities.  The areas of regulation currently include online advertising, online news reporting, online publishing, online securities trading and the provision of industry specific (e.g., drug related) information over the Internet.  Other aspects of our online operations may be subject to regulation in the future.

Under the agreement reached in November 1999 between the PRC and the United States concerning the United States’ support of China’s entry into the World Trade Organization, or the WTO, foreign investment in PRC Internet services will be liberalized to allow for 30% foreign ownership in key telecommunication services, including PRC Internet ventures, for the first year after China’s entry into the WTO, 49% in the second year and 50% thereafter.  China officially entered the WTO on December 11, 2001.  However, the implementation of China’s WTO accession agreements is still subject to various conditions.

The interpretation and application of existing PRC laws and regulations, the directives of the MII and the possible new laws or regulations have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, PRC Internet companies, including us.  Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our ownership structure and business violate existing or future PRC laws, regulations or policies.  It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our proposed businesses and operations.  In addition, these new laws and regulations may be retroactively applied to us.

If we are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•                  levying fines;

•                  confiscating our income;

•                  revoking our business licenses;

•                  pursuing criminal sanctions against our business and personnel;

•                  shutting down our servers and/or blocking our websites;

•                  requiring us to restructure our ownership structure or operations; and

•                  requiring us to discontinue any portion or all of our Internet business.

Any of these actions could have a material adverse effect on our financial condition and results of operations.

The online advertising markets in China and Brazil are still developing, and present risk to our revenues to be generated from our online publishing business using the contributed assets.

Our online publishing businesses in China and Brazil are expected to derive significant revenue from online advertisements.  The online advertising markets in China and Brazil are still developing, and future growth and expansion of such is uncertain.  If these online advertising markets do not grow at expected rates, our results of operations and financial condition will be materially adversely affected.

Our international operations will subject us to other significant risks.

Our international operations will expose us to a wide variety of other risks including increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, the risk of failure or material interruption of wireless systems and services.  Changes may occur in foreign trade and investment laws in the territories and countries where we will operate.  U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment.  Any of these factors could materially and adversely affect our revenues and profits.  We will be subject to risk of political instability and trade sanctions within China.

China has traditionally been a closed market with strict political controls.  As China shifts to a market economy, growing economic and social freedoms may conflict with the more restrictive political and governmental policies.  In addition, democratic countries throughout the world have, from time to time, attempted to use economic and other sanctions to achieve political or social change in other countries.  Each of these factors could result in economic sanctions, economic instability, the disruption of trading and war within China and the Asia Pacific Rim, any of which could result in our inability to conduct business operations in China.  Because a substantial amount of our business is expected to be within China, the disruption of distribution channels into China would have material and adverse consequences to our business.

In the past, the Brazilian government has intervened in the Brazilian economy and occasionally made drastic changes in economic policy.  The Brazilian government’s actions to control inflation and affect other policies have included high interest rates, wage and price controls, currency devaluations, capital controls and limits on exports, among other actions.  Our business, financial condition, revenues, results of operations, prospects and the market price of our securities may be adversely affected by changes in Brazilian government policies, as well as general economic factors, including:

•                  currency fluctuations;

•                  exchange controls and restrictions on remittances abroad, such as those that were briefly imposed on such remittances (including dividends) in 1989 and in the beginning of 1990;

•                  inflation;

•                  price instability;

•                  energy policy;

•                  interest rate increases;

•                  liquidity of domestic capital and lending markets;

•                  changes in tax policy; and

•                  other political, domestic, social and economic developments in or affecting Brazil.

Also, the President of Brazil has considerable power to determine governmental policies and actions that relate to the Brazilian economy and, consequently, affect the operations and financial performance of businesses operating in Brazil.  We will have no control over, and cannot predict what policies or actions the Brazilian government may take in the future.

Further risks relating to international operations include, but are not restricted to, unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting our intellectual property overseas, seasonality of sales and potentially adverse tax consequences.  Any of these factors could materially and adversely affect our revenues and profits.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Some of our revenues and operating expenses will be denominated in Chinese Renminbi.  Currently, we may purchase foreign exchange for settlement of “current account transactions” without the approval of the State Administration for Foreign Exchange, or SAFE.  We may also retain foreign exchange in our current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends.  However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

Additionally, some of our revenues and operating expenses are denominated in Brazilian Reais.  Brazilian law allows the Brazilian government to impose restrictions on the conversion of the Real into foreign currencies and on the remittance to foreign investors of proceeds from their investments in Brazil.  The government may impose such restrictions whenever there is a serious imbalance in Brazil’s balance of payments or there are reasons to foresee a serious imbalance.  The Brazilian government last imposed remittance restrictions for approximately six months in 1989 and early 1990.  The likelihood that the Brazilian government would impose such restrictions again may depend on the extent of Brazil’s foreign currency reserves, the availability of foreign currency in the foreign exchange markets on the date a payment is due, the size of Brazil’s debt service burden relative to the economy as a whole, Brazil’s policy toward the International Monetary Fund and other factors.

Since a significant amount of our revenues will be denominated in Renminbi, existing and future restrictions on the exchange of Renminbi to other currencies may limit our ability to use revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.  Similarly, in the event that a significant amount of our revenues will be denominated in Reais, any future restrictions on the exchange of Reais for other currencies or the remittance to foreign investors of proceeds from their investments in Brazil may limit our ability to use revenue generated in Reais to fund our business activities outside Brazil, or expenditures denominated in foreign currencies.

We will be subject to risks of currency fluctuations and exchange restrictions.

Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations.  In some countries, local currencies may not be readily converted into Euros or U.S. dollars (or other “hard currencies”) or may only be converted at government controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time.  Very limited hedging transactions are available in China to reduce its exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.  While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all.  Our revenues as expressed in our U.S. dollar financial statements will decline in value if Renminbi or Reais depreciate relative to the U.S. dollar.  In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. dollars or by Brazilian exchange control regulations that restrict our ability to convert Reais into U.S. dollars.

Regulation and censorship of information collection and distribution in China may adversely affect our business.

China has enacted regulations governing Internet access and the distribution of news and other information.  Furthermore, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control a particular political ideology.  In addition, the MII has published implementing regulations that subject online information providers to potential liability for content included on their portals and the actions of subscribers and others using their systems, including liability for violation of PRC laws prohibiting the distribution of content deemed to be socially destabilizing.  Because many PRC laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty.  In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents.  As a result, in many cases it is difficult to determine the type of content that may result in liability for a website operator.

Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing.  The Ministry of Public Security has the authority to cause any local Internet service provider to block any website maintained outside China at its sole discretion.  If the PRC government were to take action to limit or eliminate the distribution of information through our portals or to limit or regulate current or future applications available to users of our portals, our business would be adversely affected.

The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.  Under the applicable regulations, we may be held liable for any content transmitted on our portal.  Furthermore, where the transmitted content clearly violates the laws of the PRC, we will be required to delete it, and where the transmitted content is considered suspicious, we are required to report such content.  We must also undergo computer security inspections, and if we fail to implement the relevant safeguards against security breaches, our operations in the PRC may be shut down.

Although the PRC has several laws and regulations relating to the use of the Internet, addressing personal privacy in use of the Internet and the freedom of communications, the PRC government does not restrict online service providers in the collection, transmission and commercial use of personal information or data.  Personal data is protected from unlawful use by general statutes and by any contractual arrangement between the user and the service provider.

Since spring of 2005, the National People’s Congress and the State Council have begun legislative review of a draft Law for Protection of Personal Information which provides a wider scope of information protection than that required to merely protect the personal privacy of a citizen.  Cellular phone number, home address, medical files and occupational information will all be protected.  The draft further provides that usage of such personal information by service providers (excluding the national security authority, research institutions, and news agency) shall be subject to the prior authorization of each individual and violation under this law could result in administrative, civil, and even criminal liabilities.  If regulations are adopted addressing the collection, transmission and commercial use of personal information or data, we could be subject to these penalties, certain aspects of its business plan may no longer be viable and our business would thus be adversely affected.

Potential additional Chinese regulation could affect our business in China.

The Ministry of Information Industry, the Chinese governmental agency which regulates the Internet in China, promulgated a directive which went into effect on January 31, 2008, providing that online videos can only be broadcast or streamed by state-owned or controlled companies.  Subsequently, the Ministry of Information Industry acted to provide exceptions for certain non-state-owned or controlled companies.  While it is possible that our Chinese website would not be permitted to display online videos, which could have a material effect on the content provided on such website, it is not yet clear what, if any, effect this regulation has upon our business in China.

Political and economic policies of the PRC government could affect our business.

A significant portion of our business, assets and operations will be located in China and a significant portion of our future revenues are expected to be derived from our operations in China.  Accordingly, our business could be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

•                  structure;

•                  level of government involvement;

•                  level of development;

•                  level of capital reinvestment;

•                  growth rate;

•                  control of foreign exchange; and

•                  methods of allocating resources.

Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management.  Although the Chinese government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms.  We cannot predict what effects the economic reform and macroeconomic measures adopted by the Chinese government may have on our business or results of operations.

The PRC legal system embodies uncertainties which could limit the legal protections available to us.

The PRC legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which decided legal cases have little precedential value.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general.  We are subject to laws and regulations applicable to foreign investment in mainland China.  However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to us and other foreign investors.  In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, our ownership structure and currency exchange, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

It may be difficult to enforce any civil judgments against us or our board of directors or officers, because in the future a significant portion of our assets could be located outside of the United States.

Although the combined company is incorporated in the State of Delaware, in the future a substantial portion of our assets could be located in the PRC.  As a result, it may be difficult for investors to enforce outside the United States any actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States.  In addition, certain of our directors and officers and all or a substantial portion of their assets may be located outside the United States (principally in the PRC).  As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States.  There is doubt as to the enforceability in the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

If we are not able to attract and retain key management and consultants, we may not successfully integrate the contributed assets into our historical business or achieve our other business objectives.

We will depend upon our senior management and consultants for its business success.  Key members of the senior team include Jeff Arnold, a consultant and our current Chairman of the Board. Our consulting agreement with Mr. Arnold which commenced in 2006 has a term of only two years and is non-exclusive.  The loss of the service of any of the key members of our senior management may significantly delay or prevent the integration of the contributed assets and other business objectives.  Our ability to attract and retain qualified personnel, consultants and advisors will be critical to our success.  It may be unable to attract and retain these individuals, and our failure to do so would adversely affect our business.

The concentration of our stock ownership will likely limit your ability to influence corporate matters.

HSW beneficially owns a majority of our outstanding common stock and entered into a stockholders agreement.  The stockholders agreement entitles HSW to designate nominees to our board of directors.  Furthermore, Jeffrey Arnold, our current Chairman of the Board, is the Chief Executive Officer and Chairman of HSW, and another member of our Board of Directors is President-Digital Media and Business Development of HSW’s parent company, Discovery.  As a result, HSW has the ability to influence our management and affairs and determine the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to the charter, approval of equity-based employee compensation plans and any merger, consolidation or sale of all or substantially all of our assets.

The concentration of our stock ownership, as well as our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, stockholders agreement and Delaware law contain provisions that may make our acquisition more difficult without the approval of our board of directors, which could discourage, delay or prevent a transaction involving our change of control.

As of March 1, 2008, HSW owns 42.8% of our outstanding shares of common stock.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of HSW.

Furthermore, our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain certain anti-takeover provisions, including but not limited to the following provisions:

•                  only our board of directors may call special meetings of our stockholders;

•                  our stockholders may take action only at a meeting of our stockholders and not by written consent;

•                  we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•                  we require advance notice for stockholder proposals of not less than 60 nor more than 90 days prior to a meeting at which stockholder proposals may be introduced.

In addition, the stockholders agreement gives HSW the right to designate nominees to our board of directors.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change of control of us.  These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to cause us to take other corporate actions you may desire.

Section 203 of the Delaware General Corporation Law may also delay, defer or prevent a change in control that our stockholders might consider to be in their best interest.  We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder.  Section 203 could have the effect of delaying, deferring or preventing a change in control of us that our stockholders might consider to be in their best interest.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM  2.                 PROPERTIES

Our corporate headquarters are located at One Capital City Plaza, 3350 Peachtree Road, Suite 1600, Atlanta, Georgia, which consists of approximately 6,000 square feet of leased space.  At December 31, 2008, we also leased 73 square feet in Beijing, China, as well as 4,111 in Curitiba and 4,789 in Sao Paulo, Brazil. We are in the process of negotiating leased office space in Beijing to accommodate the mid 2008 launch of our China Internet platform.  We do not own any real property. We believe that our existing facilities are adequate to meet our needs in the near term.

As of December 31, 2007, our current total remaining lease obligations are U.S. $717,776.

ITEM  3.                 LEGAL PROCEEDINGS

We are not subject to any material pending legal proceeding, nor are we aware of any material threatened claims against us.

ITEM  4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM  5.                                                  MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the NASDAQ Global Market under the symbol “HSWI” since October 2, 2007, and INTAC traded on the NASDAQ Capital Market under the symbol “INTN” prior to that time.  The following table sets forth the high and low sales prices of our and INTAC’s common stock, as reported per the appropriate market.

	High	Low
Year ended December 31, 2006
First Quarter	$8.87	$3.83
Second Quarter	14.49	4.80
Third Quarter	8.02	5.67
Fourth Quarter	7.69	6.10

Year ended December 31, 2007
First Quarter	$8.92	$5.65
Second Quarter	8.00	6.50
Third Quarter	11.48	5.00
Fourth Quarter	11.25	4.18

Holders of Record

As of March 28, 2008, the last sale price of our common stock on NASDAQ Global Market was $4.95 per share.  As of March 28, 2008, there were approximately 19 stockholders of record.

Dividend Policy

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future.  Any earnings that we may realize will be returned to finance our growth.

Sales of Unregistered Securities

On October 2, 2007, accredited institutional investors referred to in this report as the American investors purchased approximately 3.4 million shares of our common stock for $22.5 million, or $6.57 per share, in a private placement pursuant to Section 4(2) of the Securities Act of 1933.  We did not use an underwriter in this transaction.  On February 4, 2008, we issued approximately 2.7 million additional shares to the American investors pursuant to an adjustment mechanism in the stock purchase agreements making the final price $3.68 per share.

ITEM  6.                 SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to us as of and for the period from inception (March 14, 2006) to December 31, 2006, and as of and for the year ended December 31, 2007.  The selected consolidated financial data below should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.  This is particularly true because our historical financial data is difficult to compare from period to period because of the mergers and business dispositions we have recently consummated, as described therein.

The following data, insofar as it relates to the year ended December 31, 2007, and for the period from  inception (March 14, 2006) through December 31, 2006, has been derived from the audited consolidated financial statements, including the consolidated balance sheets at December 31, 2007, and 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for the year ended December 31, 2007, and for the period from  inception (March 14, 2006) through December 31, 2006, and notes thereto appearing elsewhere in this report.

As discussed in Notes 1, 2, and 3 to the consolidated financial statements included elsewhere in this report, HSWI merged with INTAC International Inc. on October 2, 2007, and the INTAC Legacy Businesses were subsequently disposed on February 29, 2008.  The audited consolidated information for the year ended December 31, 2007, includes INTAC’s results of operations from October 2, 2007, through the December 31, 2007, and balance sheet information as of December 31, 2007.  Following the disposition, the sole asset we will retain from INTAC is the indefinite lived Internet Licenses intangible and no revenue was realized from this asset in 2007.

However we do not believe that the historical results (including INTAC) for the year ended December 31, 2007, are indicative of our ongoing trends and future continuing operations.  Accordingly, we have also included in the Selected Financial Data below, pro forma unaudited results of operations for the period from October 2, 2007, (date of the merger) to December 31, 2007, and certain balance sheet information for the INTAC Legacy Businesses as well as pro forma unaudited results of operations and certain balance sheet information for HSWI, excluding the results of the INTAC Legacy Businesses.

We have also not included the selected financial data of INTAC, as predecessor, for the years 2003 through 2005 because (i) that financial data includes the most significant INTAC business segment which was sold simultaneously with the INTAC Merger and (ii) the INTAC Legacy Businesses were subsequently sold on February 29, 2008.  Such historical information is neither comparable nor indicative of HSWI’s future trends or future continuing operations.

Consolidated Statement of Operations Data:

			INTAC Legacy
			Businesses
	HSWI		For the Period
	For the Period		from October 2,	HSWI
	from March 14,		2007 (date of	For the Year Ended
	2006 (date of	HSWI	merger) to	December 31, 2007
	inception) to	For the Year Ended	December 31, 2007	Pro Forma
	December 31, 2006	December 31, 2007	(unaudited)	(unaudited)

Operating revenue	$—	$346,162	$198,627	$147,535

Cost of services	—	1,352,470	110,218	1,242,252

Gross loss	—	(1,006,308)	88,409	(1,094,717)

Operating expenses	12,556,817	38,517,631	24,776,435	13,741,196

Loss from operations	(12,556,817)	(39,523,939)	(24,688,026)	(14,835,913)

Other expense	(148,942)	(15,366)	67	(15,433)

Net loss	$(12,705,759)	$(39,539,305)	$(24,687,959)	$(14,851,346)

Per share data:

Basic loss per share	$(1,270,575.90)	$(3.42)		$(1.29)

Diluted loss per share	$(1,270,575.90)	$(3.42)		$(1.29)

Weighted average shares outstanding – basic	10	11,544,818		11,544,818

Weighted average shares outstanding – diluted	10	11,544,818		11,544,818

Consolidated Balance Sheet Data:

			INTAC Legacy	HSWI
			Businesses	Pro Forma
	HSWI	HSWI	December 31, 2007	December 31, 2007
	December 31, 2006	December 31, 2007	(unaudited)	(unaudited)

Cash and cash equivalents	$233,262	$3,639,831	$163,158	$3,476,673

Goodwill and other intangibles	$—	$25,133,933	$15,133,933	$10,000,000

Total Assets	$1,917,058	$34,745,160	$19,988,029	$14,757,131

Total liabilities	$4,811,830	$9,834,723	$6,163,131	$3,671,592

Stockholders’ equity	$1,917,058	$24,910,437	$13,824,898	$11,085,539

ITEM  7.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

                                                                                                OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.  This discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Part I—Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.  These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview and Recent Events

We were formed on March 14, 2006, as a wholly owned subsidiary of HowStuffWorks, Inc. (“HSW”) in order to (i) develop businesses using exclusive digital publishing rights to HSW’s content for the countries of China and Brazil and (ii) to effect the merger with INTAC International, Inc. (the “INTAC Merger”). Our ongoing primary focus is to become an international online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s emerging digital economies with locally relevant, high quality content.

The INTAC Merger

The INTAC Merger was done to assist in the development of our digital content database exclusively licensed from HSW by (i) accelerating our obtaining Internet licenses in China for launching our Internet platform, (ii) obtaining INTAC International, Inc. (“INTAC”) knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China and (iii) providing additional cash flow from INTAC’s established businesses.  These established businesses include services related to wireless telephone training and the development and sale of educational software delivered to customers in China (“INTAC Legacy Businesses”).  As discussed below, the INTAC Legacy Businesses were subsequently disposed.

Prior to the consummation of the merger with INTAC, we had only limited assets and operations incident to our formation and in preparation for the merger with INTAC and subsequent business.

On October 2, 2007, we completed the INTAC Merger and related transactions pursuant to which:

•                  HSW contributed to us, in exchange for our common stock, among other items more fully discussed elsewhere in this Annual Report to Form 10-K, perpetual, fully paid up, royalty-free exclusive digital publishing rights to HSW’s existing content for the countries of China and Brazil which we are translating and localizing into the predominant languages of China and Brazil.

•                  A wholly owned subsidiary of ours was merged with INTAC surviving as a wholly owned subsidiary of ours and holders of INTAC common stock received one share of our common stock in exchange for each of their shares of INTAC common stock.

•                  Certain investors purchased or agreed to purchase shares of our common stock having an aggregate value of approximately $39.4 million, of which $22.5 million and $16.9 million (both before expenses) were received in October 2007, and January and February 2008, respectively.

•                  Our stock became publicly traded on the NASDAQ Global Market under the symbol “HSWI” in connection with the INTAC Merger. Prior to the INTAC Merger, INTAC’s common stock was traded on the NASDAQ Capital Market under the symbol “INTN”.

•                  In connection with and as a condition of the INTAC Merger, INTAC sold its wireless handset and prepaid calling cards distribution businesses (“distribution companies”), to an entity controlled by Wei Zhou, INTAC’s Chief Executive Officer and President, in exchange for 3.0 million shares of our common stock held by Mr. Zhou.  The 3.0 million shares of our common stock were recorded as treasury shares valued at cost as determined by a third party valuation.

As more fully discussed in Note 2 to the consolidated financial statements included in this Annual Report to Form 10-K, the preliminary allocation of the purchase price of $47.9 million resulted in approximately $29.0 million of goodwill primarily from our expectations that we could utilize INTAC’s knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China. However, as discussed below we decided to dispose of the entire INTAC Legacy Businesses subsequent to December 31, 2007, such disposition occurring on February 29, 2008.

HSW Merger with Discovery Communications, LLC.

In December 2007, HSW was acquired by Discovery Communications, LLC (“Discovery”) and became a wholly owned subsidiary of Discovery.  As a result, certain of our contributions from HSW were modified.  See “Merger of HSW and Discovery Communications, LLC” in Item 1, Description of Business, contained elsewhere in this Annual Report to Form 10-K.  At December 31, 2007, Discovery, through its wholly owned subsidiary HSW, owned approximately 46.5% of our outstanding common stock.

Our Operations

Our initial focus in the online publishing market will be the online publishing of localized, translated Chinese and Brazilian editions of HowStuffWorks.com, utilizing strategies based on those utilized by HSW and described above, as tailored to the needs of each localized market.

We launched our Brazilian website in March 2007.  At December 31, 2007, we had approximately 3,500 articles that were either (i) articles from the HSW content database translated from English to Portuguese or (ii) originally created content. The web site address is http://hsw.uol.com.br/.  We are in the early development of our business strategy in Brazil as we continue to expand by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HSW, and (iii) refining local marketing strategies.

We are entering the Chinese online publishing market and utilizing a combination of the licensed and sublicensed content that we recently received from HSW with the benefits of INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses.  We expect to deploy our Internet platform in China in mid-2008. We have hired Chinese personnel, received licenses to conduct certain business in China and are in the process of translating and localizing our content for the China online publishing business.

We also intend to generate revenue by assembling our own library of digital content (including originally authored content and content that has been acquired from third parties) for our own use and for licensing to various customers, which may include HSW, in territories outside of our markets.  Both China and Brazil represent significant, growing markets for our initial online publishing strategy.

Subsequent Sale of the INTAC Legacy Businesses and Related Transactions

Due to an increased focus of our management and resources on our primary Internet publishing business, a change of control in our majority ownership leading to further refinement in our strategies, and an under performance of the INTAC Legacy Businesses after the INTAC Merger, we decided subsequent to December 31, 2007, to dispose of these legacy businesses. The INTAC Legacy Businesses were comprised of two lines of business, including services related to wireless telephone training and the development and sale of educational software in China, both unrelated to our core Internet platform business.

We had originally estimated when deciding to acquire the INTAC Legacy Businesses that in addition to accelerating our obtaining Internet licenses in China for launching our Internet platform, INTAC would provide us (i) further knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platform in China and (ii) additional cash flow from INTAC’s established businesses. Following the underperformance of the INTAC Legacy Businesses in the fourth quarter of 2007, that resulted in short-term negative cash flow from these operations and a change-in-control of our business through the acquisition of our largest shareholder HSW, by Discovery, we reconsidered the potential risk of excessive consumption of short-term cash and management resources by our acquired non-core INTAC Legacy Businesses and refined our strategic direction.

We decided that it was critical that all our current resources be fully focused on expanding our Brazilian platform and launching our Chinese Internet platform in mid-2008.  Although we believe we have benefited in the short-term from INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses, this refined strategic focus did not allow us the time required to realize the expected long-term synergies from INTAC’s knowledge of the Chinese markets, relationships, and core competencies.  In addition, we were provided with and acted on an opportunity to sell the unrelated INTAC Legacy Businesses for approximately their stand-alone appraised value, and through simultaneous sale of the treasury stock received, generate significant additional cash resources for investing in our core Internet businesses.

At December 31, 2007, we recognized in loss from operations before income taxes in the statement of operations, a preliminary goodwill write off of approximately $22.5 million related to the February 29, 2008, INTAC Legacy Businesses disposition.  All the goodwill resulting from the INTAC acquisition was included in the INTAC Legacy Businesses when we determined the potential write off, because such operations had not been integrated with our online publishing segment prior to our decision to dispose of the INTAC Legacy Businesses.

On February 29, 2008, we completed the sale of the INTAC Legacy Businesses.  The INTAC Legacy Businesses were sold to China Trend Holdings Ltd., a British Virgin Islands corporation that is owned by Wei Zhou, CEO, director and significant stockholder of INTAC prior to the INTAC Merger in October 2007.  Mr. Zhou was also on our board of directors from October to December 2007.  In accordance with the Share Purchase Agreement with China Trend Holdings, we were to receive 5.0 million of our common shares owned by Mr. Zhou. In addition, as a condition to the February 29, 2008, INTAC Legacy Businesses disposition, the INTAC Legacy Businesses were to include $4.5 million in cash at closing.

At the February 29, 2008 INTAC Legacy Businesses disposition, we received only 4.5 million of our shares from Mr. Zhou and accordingly, we only funded the INTAC Legacy Businesses with $2.7 million in cash. Mr. Zhou delivered his additional 0.5 million shares of our stock to us on March 26, 2008, and, we will release another $1.8 million in cash to the INTAC Legacy Businesses. After this disposition, all of HSWI’s assets are in our core Internet business and the sole asset we retain from the INTAC Merger is the Internet Licenses we are using to enter the Chinese markets.

On February 15, 2008, we entered into a Stock Purchase Agreement where we agreed to sell and two qualified institutional buyers agreed to purchase the 5.0 million shares of our common stock received from the INTAC Legacy Businesses disposition at a purchase price of $3.68 per share.  Simultaneously with the February 29, 2008 disposition, we sold the 4.5 million shares we received to the institutional buyers.  The additional 0.5 million shares received from Mr. Zhou were sold on March 28, 2008, to the institutional buyers for $1.8 million.

Results of Operations

Prior to the consummation of the merger with INTAC, we had only limited assets and operations incident to our formation and in preparation for the merger with INTAC and subsequent business.

The following table sets forth Results of Operations with respect to us for the period from inception (March 14, 2006) to December 31, 2006, and for the year ended December 31, 2007.  As discussed in Notes 1, 2, and 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, HSWI merged with INTAC International Inc. on October 2, 2007, and the INTAC Legacy Businesses were subsequently disposed on February 29, 2008.  Following the disposition, the sole asset we retain from INTAC is the indefinite lived Internet Licenses intangible and no revenue was realized from this asset in 2007.  The audited results of operations for the year ended December 31, 2007, includes INTAC’s results of operations from October 2, 2007, through the December 31, 2007.

However, we do not believe that the results of operations including INTAC for the year ended December 31, 2007, are indicative of our ongoing trends and future continuing operations.  Accordingly, we have also included in the results of operations below, INTAC Legacy Businesses pro forma unaudited results of operations for the period from October 2, 2007, (date of the merger) to December 31, 2007, as well as pro forma unaudited results of operations for HSWI, excluding the results of the INTAC Legacy Businesses.  Accordingly, the discussions that follow regarding our year over year results of operations are comparing the HSWI audited results of operations from inception to December 31, 2006, to HSWI unaudited pro forma results of operations for the year ended December 31, 2007, unless otherwise noted.

HSW INTERNATIONAL, INC. and SUBSIDIARIES

PRO FORMA STATEMENT OF OPERATIONS

(expressed in U.S. Dollars)

			INTAC Legacy
	HSWI		Businesses
	For the Period		For the Period
	from March 14,		from October 2,	HSWI
	2006 (date of	HSWI	2007 (date of	For the Year Ended
	inception) to	For the Year	merger) to	December 31, 2007
	December 31,	Ended December	December 31,	Pro Forma
	2006	31, 2007	2007 (unaudited)	(unaudited)

Operating revenues
Digital online publishing	$—	$147,535	$—	$147,535
Career development services	—	198,627	198,627	—

Cost of services
Digital online publishing	—	1,242,252	—	1,242,252
Career development services	—	110,218	110,218	—
Total cost of services	—	1,352,470	110,218	1,242,252

Gross (profit) loss	—	(1,006,308)	88,409	(1,094,717)

Operating expenses
Selling, general and administrative	12,552,917	13,934,417	250,969	13,683,448
Product development	—	516,350	516,350	—
Provision for doubtful accounts	—	1,210,631	1,210,631	—
Depreciation and amortization	3,900	337,851	280,103	57,748
Goodwill write off related to disposition	—	22,518,382	22,518,382	—
Total operating expenses	12,556,817	38,517,631	24,776,435	13,741,196

Loss from operations	(12,556,817)	(39,523,939)	(24,688,026)	(14,835,913

Other income (expense)
Interest income (expense), net	(148,942)	11,909	67	11,842
Other (expense)	—	(27,275)	—	(27,275)
Total other (expense)	(148,942)	(15,366)	67	(15,433

Loss before income taxes	(12,705,759)	(39,539,305)	(24,687,959)	(14,851,346)

Income taxes	—	—	—	—

Net loss	$(12,705,759)	$(39,539,305)	$(24,687,959)	$(14,851,346)

Basic and diluted weighted average shares outstanding	10	11,544,818		11,544,818
Net loss per basic and diluted share	$(1,270,576)	$(3.42)		$(1.29)

Revenues

During 2006, we had not launched a website in either Brazil or China and accordingly, had no revenues for the year ended December 31, 2006.  The revenue for the year ended December 31, 2007 of $147,535 is revenue generated in Brazil since the website launch in March 2007.  For the year ended December 31, 2007, approximately 22% of the revenue was generated from paid-for impression advertising and 78% was generated from pay for performance ads. There was no China digital online publishing revenue from inception through December 31, 2007, as the website in China had not yet been launched.

Cost of Services

Cost of services includes the ongoing third party translation costs incurred by third party vendors for services of translating, localizing, and enhancing articles in English to Portuguese and Mandarin Chinese.  Portuguese article translation costs totaled $0.7 million and Chinese translation costs totaled $0.5 million for the year ended December 31, 2007, respectively. There were no significant translation costs incurred in the period from inception (March 14, 2006) to December 31, 2006.

Operations—Selling, General and Administrative Expenses

Our total selling, general and administrative expenses increased by $1.1 million to $13.7 million for the year ended December 31, 2007 from the comparable period in 2006.  The increase is primarily attributable to increased costs relating to the launching of the Brazil website in 2007, the preparation for entering the China market, and the increased costs of becoming a public company. These increases over 2006 are comprised of $3.0 million in personnel related costs, $0.3 million in facility costs, and $0.3 selling expenses.  These increases are partially offset by a $2.6 million decrease in stock-based compensation expense (See Note 10 to Notes to the Consolidated Financial Statements included in this Annual Report to Form 10-K).

Other Income (Expense)

Other income (expense) comprised of interest income (expense) as well as other expenses declined $0.1 million for the year ended December 31, 2007, compared to the comparable period in 2006.  The interest expense in both 2007 and 2006 related to the interest on the Affiliated Party Loan (See Note 11 to Notes to the Consolidated Financial Statements included in this Annual Report to Form 10-K) which was paid off in the fourth quarter of 2007.  The interest income exceeds our interest expense for the year ended December 31, 2007, because of the funds invested from the sale of our stock to certain investors simultaneously with the October 2, 2007, INTAC Merger.  (See Notes 1 and 10 to the Consolidated Financial Statements included herein).  Other expense is state franchise fees in 2007.

INTAC Legacy Businesses

The discussion that follows all relates to the INTAC Legacy Businesses results of operations from October 2, 2007, date of merger, to December 31, 2007.  Career development revenues of approximately $0.2 million are for services related to wireless telephone training and the development and sale of educational software in China.  The cost of such revenue, approximately $0.1 million, is primarily comprised of service fees paid for the provision of software training and technological services and amortization of the software.

Product development costs of $0.5 are primarily from the development, production and delivery of our career development services, including salaries and facility costs.  Selling, general and administrative expenses of $0.2 million are primarily occupancy, insurance costs and personnel related expenses.  The provision for doubtful accounts of $1.2 million resulted from our continuation of INTAC’s reserve policy of reserving accounts receivables that have aged in excess of fifteen months.

As discussed above and more fully in Notes 2 and 3 to the Consolidated Financial Statements included in the Annual Report to Form 10-K, the goodwill write off  is the result of the subsequent sale of the INTAC Legacy Businesses on February 29, 2008.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  We believe that of our significant accounting policies, revenue recognition, stock-based compensation and long-lived assets including goodwill and other intangible assets may involve a higher degree of judgment and complexity.

Revenue Recognition

Online publishing revenue is generally recognized as visitors are exposed to or react to advertisements on our website. Revenue is generated from advertising in the form of sponsored links and image ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, we earn revenue based on the number of clicks associated with such ads; in the paid-for-impression model (sponsorships), revenue is derived from the display of ads.

We recognize these revenues when the services have been provided, and the other criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” have been met; namely, the fees we charge are fixed or determinable,  we and our advertisers understand the specific nature and terms of the agreed-upon transactions and the collectability is reasonably assured.

The INTAC Legacy Businesses are classified as career development services. Product revenue from the perpetual license of the our software products is recognized in accordance with SAB No. 104 when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for customer support is deferred and recognized ratably over the service period unless it is included in the initial license fee, provided for less than one year and is not a significant portion of the total license revenue.  In this case, maintenance support revenue is recognized when all revenue recognition criteria under Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”), Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” (“SOP 98-9”) and SAB 104 have been met.  Product upgrades and enhancement revenue is deferred and recognized ratably over the service period unless it is included in the initial license fee and is not significant.  Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement.

We apply the provisions of SOP 97-2 as amended by SOP 98-9 to all transactions involving the sale of all our software products.

For arrangements with multiple obligations (e.g. undelivered maintenance and support bundled with term licenses), we allocate revenue to each component of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements, which is specific to the use.  The vendor specific objective evidence of the fair values for the ongoing maintenance and support obligations for term licenses are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. In this case, maintenance support revenue is recognized when all revenue recognition criteria under SOP 97-2, SOP 98-9 and SAB 104 have been met. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

Stock-Based Compensation

Under the “2006 Equity Incentive Plan” adopted April 13, 2006, HSWI authorized 8,000,000 shares for grant as part of a long term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plan have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.  At December 31, 2007, no options had been exercised under this plan.

We account for stock based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which requires us to recognize expense related to the fair value of our stock-based compensation awards.

SFAS 123R requires the use of a valuation model to calculate the fair value of the stock based awards.  We have elected to use the Black-Scholes options pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.  We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods.  Stock-based compensation expense was $7.2 million and $9.8 million for the year ended December 31, 2007 and for the period from inception to 2006, respectively.  (See Note 10 to Consolidated Financial Statements included in this Annual Report to Form 10-K).

Long-Lived Assets Including Goodwill and Other Intangible Assets

We review property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to future net cash flows the assets are expected to generate. If these assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired.  SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.  We amortize our acquired intangibles with definite lives over four or five years

Liquidity and Capital Resources

Our core Internet publishing platforms in Brazil and China are our only remaining business segment subsequent to the February 29, 2008, INTAC Legacy Businesses disposition and are in the early development phase of our strategy.  We launched our Brazilian Internet platform in March 2007.  At December 31, 2007, we had approximately 3,500 articles and we will continue to expand the platform by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the digital data base with translated content and (iii) refining local marketing strategies.

We expect to deploy our Internet platform in China in mid-2008. We have hired Chinese personnel and in 2008 will hire additional Chinese personnel to translate and localize our content for the China online publishing business as well as adding original proprietary digital content designed to meet the information needs of the Chinese online community.

We also intend to assemble a library of digital content and license it to various customers, which may include HSW in territories outside of our markets. It is anticipated that this content will include originally authored content as well as content acquired from other parties.

We expect to expend significant resources in launching, expanding and gaining market share for our Internet platforms in these significant, growing markets. We believe that with the completed equity financings and disposition of non-core INTAC Legacy Businesses that our current cash balance and expected cash generated from future operations will be more than sufficient to fund operations for the next twelve months. If cash from equity financings, dispositions, and generated from operations, is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Due to the start up nature of the online publishing segment of HSWI, no revenues were recorded in 2006 while revenues for the year ended December 31, 2007, were only $0.1 million.  The revenue from the INTAC Legacy Businesses from October 2, 2007, the date of the INTAC Merger through December 31, 2007, was only $0.2 million, and as discussed in Note 3 in Notes to the Consolidated Financial Statements, these businesses were sold on February 29, 2008.

As of December 31, 2007, our cumulative losses were $52.2 million which included non-cash expenses of $17.0 million for stock-based compensation and $22.5 million for the goodwill write off related to disposition of the INTAC Legacy Businesses.  We used a significant amount of the $21.0 million net proceeds from the October 2, 2007, sale of stock to pay transaction costs, to pay off advances from HSW, and to fund operations.  As discussed above, in the first quarter of 2008, we received $33.4 million before expenses from the sale of our stock.  (See Notes 3 and 10 to Consolidated Financial Statements included in this Annual Report to Form 10-K).  We believe the proceeds from the sale of our stock in early 2008 will provide us sufficient working capital to establish our operations in Brazil and China and provide sufficient working capital through at least December 2008.

Cash flows from operations

We used $9.9 million more cash from operations during the year ended December 31, 2007 compared to the period of inception through December 31, 2006.  The increase is primarily due to:  (1) being in existence for all of 2007 versus 10.5 months in 2006; (2) the Brazil operation launched in 2007 with minimal comparable expenditures in 2006; and (3) increased personnel expenses in 2007 as a result of the INTAC Merger activity, the Brazilian Internet launch in 2007, and becoming a public company.

Cash used in investing activities

Net cash of $0.6 million was used in investing activities during the year ended December 31, 2007 compared to $1.6 million for the period of inception through December 31, 2006.  The decrease was mainly due to declining INTAC Merger transaction costs (the merger transaction activity, negotiations and filings commenced in early 2006 when the transaction costs were heavier) offset by a $0.1 million increase in property and equipment expenditures.

Cash flows from financing activities

Advances from HSW totaled $4.5 million for the year ended December 31, 2007, compared to advances of $4.3 million during the period from inception through December 31, 2006.  We repaid $8.7 million of the advances from HSW during the year ended December 31, 2007.  In addition, cash flows from financing activities in 2007 included the $21.0 million (net of expenses) raised from the sale of common stock to certain investors on October 2, 2007. (See Notes 1 and 10 to the Consolidated Financial Statements included in this Annual Report to Form 10-K).

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues and expenses, which are translated at average exchange rates during each reporting period.  Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders’ equity titled “accumulated other comprehensive income (loss).”  Generally, our foreign expenses are denominated in the same currency as the associated foreign revenues and at this stage of development the exposure to rate changes is minimal.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At December 31, 2007, 95% of our cash was denominated in U.S. dollars, and 5% represented cash denominated in either Chinese Renminbi or Hong Kong dollars.  The amount of cash at December 31, 2007 denominated in Brazilian Reais was de minimus. All our cash is placed with financial institutions we believe are of high credit quality.  At year end 99% of our trade receivables are from the INTAC Legacy Businesses that were sold on February 29, 2007.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not material.  We do not use financial instruments for trading purposes.  The net assets of our foreign operations at December 31, 2007, were approximately $10.0 million.

During 2006, our wholly owned subsidiary in Brazil entered into six separate unsecured notes payable with a related party with principal and interest due dates ranging from March through August 2007.  Interest on these loans is based on the Interbank Certificate of Deposit rate plus .3% through .5%.  As of December 31, 2006, the balance of the notes payable outstanding was $195,848, including accrued interest.  The notes payable balance of $280,380 including accrued interest was paid in full in the fourth quarter of 2007.

Other than the Brazilian notes previously described, we have not entered into long-term agreements or borrowing arrangements with third parties.  Therefore, we do not believe there is any material exposure to market risk changes in interest rates.

We do not use any derivative financial instruments to mitigate any of our currency risks.  We do not currently have any credit facilities and therefore are not subject to interest rate risk. Due to the nature of our short-term investments and our lack of debt, we have concluded that we face no material market risk exposure.  Therefore, no quantitative tabular disclosures are required.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in the consolidated financial statements and notes thereto beginning at page F-1 of this report.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).         CONTROLS AND PROCEDURES

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our  registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the us to provide only management’s report in this annual report.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

The information required by Item 10 with respect to identification of our executive officers has been included in Item 1 of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.               EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Consolidated Financial Statements

Please see the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are included in Item 8 above.

(a)(2) Financial Statement Schedule

Schedule 11:  Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a)(3) The exhibits to this report are listed on the Index to Exhibits following the signature pages of this report.

(b)      Exhibits.

See the Exhibit Index following the signature pages of this report.

(c)      Financial Statement Schedule

See the description under Item 15. (a)(2) above.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2008.

HSW INTERNATIONAL, Inc.

By:	/s/ Henry N. Adorno
Henry N. Adorno
Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the        day of March 2008.

Name	Title

/s/ Henry N. Adorno	Vice Chairman (Principal Executive Officer) and
Henry N. Adorno	Director

/s/ J. David Darnell	Chief Financial Officer (Principal Financial and
J. David Darnell	Accounting Officer)

/s/ Jeffrey T. Arnold	Chairman of the Board
Jeffrey T. Arnold

/s/ Theodore P. Botts	Director
Theodore P. Botts

/s/ Bruce Campbell	Director
Bruce Campbell

/s/ Boland Jones	Director
Boland Jones

/s/ Arthur Kingsbury	Director
Arthur Kingsbury

/s/ Kai-Shing Tao	Director
Kai-Shing Tao

      (b)   Exhibits.

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

2.1	Agreement and Plan of Merger, dated as of April 20, 2006, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-4/A	07/10/07	Annex A

2.2	First Amendment to Agreement and Plan of Merger, dated January 29, 2007, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-4/A	07/10/07	Annex B

2.3	Second Amendment to Agreement and Plan of Merger, dated August 23, 2007, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-1/A	01/14/08	2.3

3.1	Amended and Restated Certificate of Incorporation of HSW International, Inc.	8-A	10/03/07	99.2

3.2	Second Amended and Restated Bylaws of HSW International, Inc.	8-K	12/18/07	3.2

4.1	Specimen certificate of common stock of HSW International, Inc.	S-4/A	07/10/07	4.1

4.2	HSW International 2006 Equity Incentive Plan.	S-8	11/05/07	4.2

4.3	Registration Rights Agreement among HSW International, Inc., HowStuffWorks, Inc. and Wei Zhou dated as of October 2, 2007.	8-K	10/09/07	10.6

4.4	Registration Rights Agreement among HSW International, Inc. and American investors dated as of October 2, 2007.	8-K	10/09/07	10.5

4.5	Affiliate Registration Rights Agreement dated as of October 2, 2007.	8-K	10/01/07	10.7

10.1	Amended and Restated Stockholders Agreement, dated as of January 29, 2007, among HowStuffWorks, Inc., HSW International, Inc. and Wei Zhou.	S-4/A	07/10/07	Annex H

10.2	First Amendment to Amended and Restated Stockholders Agreement, dated as of December 17, 2007, among HowStuffWorks, Inc., HSW International and Wei Zhou.	S-1/A	01/14/08	10.2

10.3	Contribution Agreement (PRC Territories) between HowStuffWorks, Inc. and HSW International, Inc., dated as of October 2, 2007.	8-K	10/09/07	10.2

10.4	Contribution Agreement (Brazil) between HowStuffWorks, Inc. and HSW International, Inc. dated as of October 2, 2007.	8-K	10/09/07	10.1

10.5	Update Agreement between HowStuffWorks, Inc. and HSW International, Inc. dated as of October 2, 2007.	8-K	10/09/07	10.4

10.6	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and Ashford Capital Management, Inc.	S-4/A	07/10/07	Annex I-a

10.7	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and Ashford Capital Partners, L.P.	S-1/A	01/14/08	10.7

10.8	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and Harvest 2004, LLC.	S-4/A	07/10/07	Annex I-b

10.9	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and Harvest 2004, LLC.	S-1/A	01/14/08	10.9

10.10	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and the Purchasers named therein.	S-4/A	07/10/07	Annex I-c

10.11	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and the Purchasers named therein.	S-1/A	01/14/08	10.11

10.12	Stock Purchase Agreement dated April 20, 2006 between HSW International and DWS Finanz-Service GmbH.	S-4/A	07/10/07	Annex K

10.13	First Amendment to Stock Purchase Agreement dated January 29, 2007 between HSW International and DWS Finanz-Service GmbH.	S-4/A	07/10/07	Annex L

10.14	Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International and Jeffrey T. Arnold (filed as Exhibit 10.11 to the Form S-4 filed on March 14, 2007 and incorporated herein by reference).	S-4	03/14/07	10.11

10.15	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. related to certain rights in India and Russia dated as of December 17, 2007.	S-1/A	01/14/08	10.15

10.16	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. related to certain trademark rights dated as of December 17, 2007.	S-1/A	01/14/08	10.16

10.17	Employment Agreement dated October 16, 2001 between INTAC International, Inc. and Wei Zhou (filed by INTAC International, Inc., Commission File No 000-32621).	8-K	10/16/01	10.5

10.18

Share Purchase Agreement, dated January 29, 2007, among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou (included as Annex R to the Form S-4/A filed on July 10, 2007 and incorporated herein by reference).

		S-4/A	07/10/07	Annex R

10.19	First Amendment to Share Purchase Agreement dated as of August 23, 2007 among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou.	S-1/A	01/14/08	10.19

10.20	Termination Agreement by and between HSW International, Inc. and HowStuffWorks, Inc., dated as of December 17, 2007.	S-1/A	01/14/08	10.20

23.1 23.2	Consent of Grant Thornton, LLP Consent of W.T. Uniack & Co. CPA’s P.C.				X

31.1	Certification by the Principal Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Principal Financial and Accounting Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND RELATED FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

SCHEDULE 11-VALUATION AND QUALIFYING ACCOUNTS

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

HSW International, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of HSW International, Inc. (a Delaware corporation) and subsidiaries (“the Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit of the basic financial statements included the consolidated financial statement schedule listed in the table of contents appearing under Item 8 Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSW International, Inc. and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Atlanta, Georgia

March 26, 2008

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

June 14, 2007

To the Board of Directors and Shareholders of HSW International, Inc. (HSWI) Atlanta, Georgia

        We have audited the accompanying consolidated balance sheet of HSWI (a Delaware corporation) and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholder’s deficit and cash flows for the period March 14, 2006 inception and through the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSWI and subsidiaries as of December 31, 2006, and the results of its operations and cash flows for the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ W.T. UNIACK & CO. CPA’S P.C.
Certified Public Accountants
Atlanta, Georgia

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(expressed in U.S. Dollars)

	December 31,
	2007	2006

Assets

Current assets
Cash and cash equivalents	$3,639,831	$233,262
Trade accounts receivable (net of allowance for doubtful accounts of $1,210,631 and $0 at December 31, 2007 and 2006, respectively)	3,021,520	—
Prepaid expenses and other current assets	2,253,601	56,923
Total current assets	8,914,952	290,185

Property and equipment, net	584,435	110,994
Other assets	111,840	168,800
Goodwill	6,432,871	—
Licenses to operate in China	10,000,000	—
Other intangibles, net	8,701,062	—
Capitalized transaction costs	—	1,347,079

Total assets	$34,745,160	$1,917,058

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$586,114	$287,571
Accrued expenses and other current liabilities	5,104,433	—
Payable to affiliates	41,143	—
Affliated party loan	—	195,848
Advances from shareholder	72,927	4,328,411
Total current liabilities	5,804,617	4,811,830

Deferred tax liability	4,030,106	—

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 49,306,107 issued, and 46,306,107 outstanding and 10 shares issued and outstanding at December 31, 2007 and 2006, respectively	49,306	—
Additional paid-in-capital	85,980,746	9,810,987
Accumulated other comprehensive income	112,291	—
Retained deficit	(52,245,064)	(12,705,759)
Less: cost of treasury stock, 3,000,000 shares in 2007	(8,986,842)	—
Total stockholders’ equity (deficit)	24,910,437	(2,894,772)
Total liabilities and stockholders’ equity	$34,745,160	$1,917,058

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. Dollars)

		For the Period
	For the	from March 14, 2006
	Year Ended	(date of inception) to
	December 31, 2007	December 31, 2006

Operating revenue
Digital online publishing	$147,535	$—
Career development services	198,627	—
Total revenue	346,162	—

Cost of services
Digital online publishing	1,242,252	—
Career development services	110,218	—
Total costs of services	1,352,470	—

Gross loss	(1,006,308)	—

Operating Expenses
Selling, general and administrative (including stock-based compensation expense of $7,203,738 and $9,810,987 in 2007 and 2006, respectively)	13,934,417	12,552,917
Product development	516,350	—
Provision for doubtful accounts	1,210,631	—
Depreciation and amortization	337,851	3,900
Goodwill write off related to disposition	22,518,382	—
Total operating expenses	38,517,631	12,556,817

Loss from operations	(39,523,939)	(12,556,817)

Other income (expense)
Interest income (expense), net	11,909	(148,942)
Other (expense)	(27,275)	—
Total other (expense)	(15,366)	(148,942)

Loss before income taxes	(39,539,305)	(12,705,759)

Income taxes	—	—

Net loss	$(39,539,305)	$(12,705,759)

Basic and diluted weighted average shares outstanding	11,544,818	10

Net loss per basic and diluted share	$(3.42)	$(1,270,576)

The accompanying notes are an integral part of these consolidated financial statements.

z

HSW INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

(expressed in U.S. Dollars)

						Accum-
						ulated
						Other		Total
			Additional			Comp-		Stockholders’
	Common Stock		Paid-in	Treasury		hensive	Accumulated	Equity
	Shares	Amount	Capital	Shares	Stock	Income	Deficit	(Deficit)

Balances at March 14, 2006 (inception)	—	$—	$—	—	$—	$—	$—	$—
Net loss for period from inception to December 31, 2006	—	—	—	—	—	—	(12,705,759)	(12,705,759)
Issuance of shares at inception	10	—	—	—	—	—	—	—
Share based compensation expense	—	—	9,810,987	—	—	—	—	9,810,987

Balance at December 31, 2006	10	—	9,810,987	—	—	—	(12,705,759)	(2,894,772)

Comprehensive loss:
Net loss	—	—	—	—	—	—	(39,539,305)	(39,539,305)
Foreign currency translation	—	—	—	—	—	112,291	—	112,291
Total Comprehensive loss:								(39,427,014)
Issuance of shares to HSW in exchange for digital publishing rights	22,940,717	22,941	(22,941)	—	—	—	—	—
Issuance of shares due to merger with INTAC	22,940,727	22,941	38,965,425	—	—	—	—	38,988,366
Issuance of shares to investors, net	3,424,653	3,424	21,036,695	—	—	—	—	21,040,119
Share based compensation expense	—	—	7,203,738	—	—	—	—	7,203,738
Treasury stock	—	—	8,986,842	(3,000,000)	(8,986,842)	—	—	—

Balance at December 31, 2007	49,306,107	$49,306	$85,980,746	(3,000,000)	$(8,986,842)	$112,291	$(52,245,064)	$24,910,437

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. Dollars)

		For the Period
	For the	from March 14, 2006
	Year Ended	(date of inception) to
	December 31, 2007	December 31, 2006

Cash flows from operating activities:
Net loss	$(39,539,305)	$(12,705,759)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	337,851	3,900
Stock based compensation	7,203,738	9,810,987
Provision for doubtful accounts	1,210,631	—
Goodwill write off related to disposition	22,518,382	—
Changes in operating assets and liabilities:
Accounts receivable	351,482	—
Other assets and prepaid expenses	(584,457)	(56,923)
Accounts payable, accrued expenses, and other liabilities	(4,144,455)	256,475
Payable to affliates	86,611	—

Net cash used by operating activities	(12,559,522)	(2,691,320)

Cash provided by (used in) investing activities:
Purchases of fixed assets and software	(262,105)	(114,894)
Investment in content translation	—	(168,800)
Merger related costs, net of cash received	(339,892)	(1,315,983)

Cash used in investing activities	(601,997)	(1,599,677)

Cash used in financing activities:
Shareholder advance	4,460,529	4,328,411
Proceeds from issuance of common stock, net	21,040,119	—
Affiliated party loan	—	195,848
Repayment of affiliated party loan	(280,320)	—
Repayment of advance from shareholder	(8,716,013)	—

Cash provided by financing activities	16,504,315	4,524,259

Net change in cash and cash equivalents	3,342,796	233,262
Impact of currency translation on cash	63,773	—
Cash and cash equivalents at the beginning of the period	233,262	—
Cash and cash equivalents at the end of the period	$3,639,831	$233,262

Supplemental disclosure of Cash Flow Information:
Cash paid for taxes	$—	$—

Cash paid for interest	$56,208	$—

Non-cash business acquisition activities
Issuance of equity including $100,000 fair value of options assumed.	$38,988,366	$—
Deferred tax liabilities	4,055,000	—
Net liabilities assumed, excluding cash	3,155,656	—
Other non-cash financing and investing activities

Issuance of shares for digital publishing rights	$22,941	$—

Receipt of shares for sale of INTAC distribution companies	$8,986,842	$—

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(expressed in U.S. Dollars)

1.              DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

HSW International, Inc (the “Company”, or “HSWI” or “we”, or “our”), is a Delaware corporation that was formed on March 14, 2006, as a wholly owned subsidiary of Howstuffworks, Inc. (“HSW”) in order to (i) develop businesses using exclusive digital publishing rights to HSW’s content in local languages for the countries of China and Brazil and (ii) to effect the merger with INTAC International, Inc. (“INTAC”) (“the INTAC Merger”).

Our primary focus is becoming an international online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s emerging digital economies with locally relevant, high quality content.  We entered the Brazilian online publishing market in March 2007, by utilizing a royalty-free and exclusively licensed digital content database provided by HSW prior to the INTAC Merger.

We are preparing to enter the China market utilizing a combination of the contributed assets from HSW with the benefit of INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses.  We currently maintain offices in China, Brazil, and Atlanta, Georgia, our corporate headquarters.

During the periods reported, our revenues were derived primarily from advertising revenue from our Internet website in Brazil, and the INTAC legacy businesses revenue (such legacy businesses disposed of subsequent to December 31, 2007, which include services related to wireless telephone training and the development and sale of educational software in China).

Prior to the INTAC Merger and related financing transactions our sole shareholder was HSW, a privately-held online publishing company founded in 1999 that provides objective and useful information for people to learn about the world around them and make informed decisions. HSW’s website, HowStuffWorks.com, offers in-depth, easy-to-understand explanations, expert product reviews, comprehensive buying guides and informational videos, simplifying thousands of topics in the areas of health, science, travel, automotive, electronics, consumer products and many other areas. On December 17, 2007, HSW, our largest shareholder, merged with Discovery Communications, LLC (“Discovery”) becoming a wholly-owned subsidiary of Discovery. As of December 31, 2007, Discovery, through its wholly owned subsidiary HSW, owned approximately 46.5% of our outstanding common stock.  HSW remains based in Atlanta, Georgia.

On October 2, 2007, the date of our merger with INTAC, the following occurred:

•                  HSW contributed to us in exchange for shares of our common stock, exclusive digital publishing rights to HSW’s content for the countries of China and Brazil which we translate and localize into the predominant languages of China and Brazil.

•                  Our stock became publicly traded on the NASDAQ Global Market under the symbol “HSWI” in connection with our merger with INTAC, with INTAC becoming our wholly owned subsidiary. We were determined to be the accounting acquirer under the applicable guidance. At the date of the INTAC Merger, holders of INTAC common stock received one share of our common stock in exchange for each of their shares of INTAC common stock. Prior to the INTAC Merger, INTAC’s common stock was traded on the NASDAQ Capital Market under the symbol “INTN”.

•                  Certain investors purchased or agreed to purchase shares of our common stock (equity financings) having an aggregate value of approximately $39.4 million of which $22.5 million and $16.9 million (both before expenses) were received in October 2007, and January and February 2008, respectively.  (See Notes 3 and 10).

•                  In connection with and as a condition of the INTAC Merger, INTAC sold its wireless handset and prepaid calling cards distribution business (“distribution companies”), to an entity controlled by Wei Zhou, INTAC’s Chief Executive Officer and President, in exchange for 3.0 million shares of our common stock held by Mr. Zhou.  The 3.0 million shares of our common stock were recorded as treasury shares valued at cost as determined by a third party valuation.

On February 29, 2008, based on an increased focus on our Internet based publishing segment, we disposed of all INTAC’s remaining legacy businesses which included services related to wireless telephone training and the development and sale of educational software in China (“INTAC Legacy Businesses”).  Following the disposition the sole asset we retain from the INTAC acquisition is the Internet Licenses intangible we are using to enter the Chinese market.  The operations from the INTAC Legacy Businesses will be reflected as discontinued operations in our consolidated financial statements in subsequent periods.  All intercompany balances and transactions have been eliminated.

Our core Internet publishing platforms in Brazil and China are our only remaining business segment subsequent to the February 29, 2008, INTAC Legacy Businesses disposition and we are in the early development of our businesses.  We launched our Brazilian Internet website in March 2007.  At December 31, 2007, we had approximately 3,500 articles that were either (i) articles from the HSW content database translated from English to Portuguese or (ii) originally created content.  We will continue to expand the website by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HSW, and (iii) refining local marketing strategies.

We expect to deploy our Internet platform in China in mid-2008. We have hired Chinese personnel, received licenses to do business in China through the INTAC Merger and are in the process of translating and localizing our content for the China online publishing business. We also intend to generate revenue by assembling our own library of digital content (including originally authored content and content that has been acquired from third parties) for our own use and for licensing to various customers, including HSW, in territories outside of our markets.

We expect to expend significant resources in launching, expanding and gaining market share for our Internet platforms in these significant, growing markets for our online publishing business. We believe that with the completed equity financings and the February 29, 2008, INTAC Legacy Businesses disposition (non-core businesses) that our current cash balance and expected cash generated from future operations will be more than sufficient to fund operations for the next twelve months. If cash from equity financings, dispositions, and generated from operations, is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

2.  ACQUISITION OF INTAC INTERNATIONAL, INC.

On October 2, 2007, the INTAC Merger became effective with INTAC becoming our wholly owned subsidiary.  The results of the INTAC Legacy Businesses have been included in the consolidated financial statements since that date. At the date of the INTAC Merger, holders of INTAC common stock received one share of our common stock in exchange for each of their shares of INTAC common stock.

INTAC was acquired to assist in our primary business focus, the development of our digital content database exclusively licensed from HSW by (i) accelerating our obtaining Internet licenses in China for launching our Internet platform, (ii) obtaining INTAC’s knowledge of the Chinese markets, relationships, and core competencies and (iii) providing additional cash flow from its established businesses.

In the INTAC acquisition we also obtained two legacy businesses - services related to wireless telephone training and the development and sale of educational software delivered to customers in China. However, due to (i) an increased focus of our management and resources on our primary Internet publishing business, (ii) a change of control in our majority ownership leading to further refinement in our strategies, and (iii) an under performance of the INTAC Legacy Businesses subsequent to the INTAC Merger, we sold these legacy businesses on February 29, 2008. (See Note 3).  Following the disposition the sole asset we will retain from the INTAC acquisition is the Internet Licenses intangible we are using to enter the China market.

The purchase price at October 2, 2007 consisted of the following (dollars in thousands):

Exchange of 19,940,727 HSWI common shares for all INTAC shares outstanding including $100 of fair value for options assumed	$38,988
Direct acquisition costs	1,774
Other	47
40,809
Net liabilities assumed	3,037
Deferred tax liabilities	4,055
Total purchase price	$47,901

For convenience, we designated October 1, 2007, as the effective date for this acquisition.

We noted that SFAS 141, “Business Combinations” states that “the fair value of securities traded in the market is generally more clearly evident than the fair value of the acquired entity” and “that the quoted market price of a security issued to effect a business combination generally should be used to estimate the fair value of an acquired entity after recognizing possible effects of price fluctuations, quantities traded, issues costs and the like.”  However, HSWI as the acquirer was not publicly traded until after the merger with INTAC. In addition we considered the unique facts and circumstances in the INTAC Merger, including HSWI’s limited historical operations; the transaction being a merger of equals; and lastly, using INTAC’s public stock price, and determined INTAC’s public stock price was also not a fair value of the equity security because, among other reasons, (i) the public stock price was affected by historical performance of the INTAC distribution business which was sold simultaneously with the Merger, (ii) the INTAC stock was thinly traded and (iii) a majority of the stock was held by insiders.  As a result, we obtained an independent valuation, (using recognized valuation techniques) of our enterprise value post-merger to determine the fair value of our common stock issued for the INTAC common shares.

The deferred tax liabilities approximating $4.1 million relate to the non-deductibility (for tax purposes) of the acquired intangibles in China.

As part of the acquisition, we assumed 500,000 INTAC outstanding stock options.  The per share fair value of our stock options issued in exchange for all of INTAC’s outstanding options was estimated using the Black-Scholes options pricing model. (See Note 10). All of the options assumed were either already fully vested at the time of the merger or vested in full as a result of the INTAC Merger.  Therefore, the fair value of the assumed options, $100,000, is treated as part of the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).  We are in the process of obtaining third-party valuations of certain assets and liabilities including tax and deferred tax balances; thus the allocation of the purchase price is subject to refinement.

Cash and cash equivalents	$118
Trade accounts receivable	4,584
Other current assets	1,683
Property and equipment	298
Other assets	90
Licenses to operate in China (indefinite life)	10,000
Vendor endorsement in China (indefinite life)	4,400
Acquired database (5 year life)	1,335
Acquired software (5 year life)	1,500
Coursework books (4 year life)	1,035
Franchise agreements (4 year life)	680
Goodwill	28,951
Assets acquired	54,674
Accounts payable and other liabilities	(9,810)
Deferred tax liabilities	(4,055)
Net assets acquired	$40,809

The purchase price allocation is based on estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques with the assistance of an independent valuation firm. Goodwill of approximately $29.0 million resulted primarily from our expectation that we could utilize INTAC’s knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platform in China. However as discussed in Note 3, subsequent to December 31, 2007, we decided to dispose of the entire INTAC Legacy Businesses prior to our integrating INTAC with our online publishing segment. Accordingly all goodwill at December 31, 2007, along with all other intangibles and net assets acquired except for the Internet Licenses intangible was allocated to the INTAC Legacy Businesses in our determination of the appropriate carrying values of our acquired INTAC assets, considering our expected loss on disposition. (See Note 3).  Goodwill is not expected to be deductible for tax purposes in the China.

The intangible assets, other than the indefinite lived goodwill, Internet licenses, and the vendor endorsement, are being amortized over their useful lives of 4.0 to 5.0 years with a weighted-average amortization period of 4.62 years. We recorded no in-process research and development related to this acquisition.

Unaudited pro forma financial information presenting our combined results with INTAC as if the acquisition had occurred at the beginning of 2007, and/or at the inception our operations is not presented given our disposition of the INTAC Legacy Businesses on February 29, 2008 (See Note 3). Such unaudited pro forma financial information would have included adjustments for amortization of identifiable intangible assets that were acquired. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2007 or inception, nor are they indicative of future operations of the combined companies in any regard because the INTAC Legacy Businesses were sold on February 29, 2008, prior to the issuance of our December 31, 2007, consolidated financial statements.

Following the disposition, the sole asset we retain from the INTAC Legacy Businesses is the Internet Licenses intangible that has an indefinite life and is not amortized and from which no revenue has been generated from the date of acquisition to December 31, 2007.  Therefore, any pro forma information assuming the acquisition of this remaining asset as of the beginning of the respective periods would provide no additional useful information.

In connection with and as a condition of the INTAC Merger, INTAC sold its wireless handset and prepaid calling cards distribution business (“distribution companies”), to an entity controlled by Wei Zhou, INTAC’s Chief Executive Officer and President, in exchange for 3.0 million shares of our common stock held by Mr. Zhou.  The 3.0 million shares of our common stock were recorded as treasury shares valued at cost as determined by a third party valuation for similar reasons that an independent valuation was performed to value the INTAC Merger, discussed above.

3. SUBSEQUENT SALE OF THE INTAC LEGACY BUSINESSES

Due to an increased focus of our management and resources on our primary Internet publishing business, a change of control in our majority ownership leading to further refinement in our strategies, and an under performance of the INTAC Legacy Businesses after the INTAC Merger, we decided subsequent to December 31, 2007, to dispose of these legacy businesses. The INTAC Legacy Businesses were comprised of two lines of business including services related to wireless telephone training and the development and sale of educational software in China, both unrelated to our core Internet platform business.

We had originally estimated when deciding to acquire the INTAC Legacy Businesses that, in addition to accelerating our obtaining Internet licenses in China for launching our Internet platform, INTAC would provide us (i) further knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China and (ii) additional cash flow from its established businesses. Following the underperformance of the INTAC Legacy Businesses in the fourth quarter of 2007, that resulted in short-term negative cash flow from these operations of $1.1 million, and a change-in-control of our business through the acquisition of our largest shareholder, HSW, by Discovery, we reconsidered the potential risk of excessive short-term consumption of cash and management resources by our acquired non-core INTAC Legacy Businesses and refined our strategic direction.

We decided that it was critical that all our current resources be fully focused on expanding our Brazilian platform and launching our Chinese Internet platform in mid-2008.  Although we believe we have benefited in the short-term from INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses, this refined strategic focus did not allow us the time required to realize the expected long-term synergies, embodied in our acquired INTAC goodwill, from INTAC’s knowledge of the Chinese markets, relationships, and core competencies.   In addition we were provided with and acted on an opportunity to sell the unrelated INTAC Legacy Businesses for approximately their stand-alone appraised value, and through simultaneous sale of the treasury stock received, generate significant additional cash resources for investing into our core Internet businesses.

On February 29, 2008, we completed the sale of the subsidiaries that comprised the INTAC Legacy Businesses in China.  These subsidiaries were sold to China Trend Holdings Ltd., a British Virgin Islands corporation that is owned by Wei Zhou, CEO, director and significant stockholder of INTAC prior to the INTAC Merger in October 2007.  Mr. Zhou was also on our board of directors from October to December 2007.  In accordance with the Share Purchase Agreement with China Trend Holdings, we were to receive 5.0 million of our common shares owned by Mr. Zhou. In addition, as a condition to the February 29, 2008, INTAC Legacy Businesses disposition, the INTAC Legacy Businesses were to include $4.5 million in cash at closing.

At the February 29, 2008, INTAC Legacy Businesses disposition, we received only 4.5 million shares of our common stock from Mr. Zhou and accordingly, we only funded the INTAC Legacy Businesses with $2.7 million in cash.  Mr. Zhou delivered his additional 0.5 million shares of our common stock to us on March 26, 2008, and we will release another $1.8 million in cash to the INTAC Legacy Businesses. After this disposition, all of HSWI’s assets are in our core Internet business and the sole asset we retain from the INTAC Merger is the Internet Licenses intangible we are using to enter the Chinese markets. (See Note 10).

In the year ended December 31, 2007 we recognized in loss from operations before income taxes in the statement of operations, a preliminary goodwill write off of approximately $22.5 million related to the February 29, 2008 INTAC Legacy Businesses disposition.  All goodwill resulting from the INTAC acquisition was included with the INTAC Legacy Businesses when we determined the potential write off, because such operations had not been integrated with our online publishing segment prior to our decision to dispose of the INTAC Legacy Businesses. The goodwill write off due to disposition resulted from the fair value of the expected net proceeds of 5.0 million shares of our common stock valued at $3.68 per share (less estimated disposal costs) being less than the combined cash to be transferred in the disposition plus the carrying value of the net assets and intangibles sold in the disposition. The disposition proceeds of 5.0 million shares of our common stock (4.5 million at closing with an additional 0.5 million shares expected to be delivered to us on or before March 28, 2008) were recorded to treasury stock at $3.68 per share based on a Stock Purchase Agreement entered into on February 15, 2008 where we agreed to sell and two qualified institutional buyers agreed to purchase 5.0 million shares of our common stock at a purchase price of $3.68 per share.  (See Note 10).

The estimated goodwill write off due to disposition, based on the expected fair value resulting from disposition is preliminary and may be subject to further adjustment. We are continuing to analyze with our external valuation consultants tax liabilities and deferred tax assets and liabilities resulting from the initial INTAC subsidiaries acquisition purchase price allocation, which is also preliminary, and as a result, any such changes may affect the final loss on disposition recorded as a reduction in the carrying value of goodwill. Any adjustment to the estimated loss based on any refinement of the measurement of the impairment loss will be recognized in the subsequent reporting period.

The following table reflects the net assets disposed as if the February 29, 2008, INTAC Legacy Businesses disposition had occurred at December 31, 2007.  Other than the $4.5 million in cash transferred and to be transferred subsequent to December 31, 2007, to the INTAC Legacy Businesses the other assets and liabilities are the carrying value of the INTAC Legacy Businesses assets and liabilities at December 31, 2007 (in thousands):

Cash and cash equivalents	$164
Trade accounts and other receivables	2,998
Property and equipment	291
Prepaid expenses and other	1,401
Vendor endorsement in China	4,400
Acquired database, net	1,268
Acquired software, net	1,425
Coursework books, net	970
Franchise agreements, net	638
Goodwill	6,433
Total assets disposed	19,988

Accrued liabilities and other	4,633
Deferred tax liabilities	1,530
Total liabilities disposed	6,163

Net assets disposed before cash transferred to disposed subsidiaries	13,825
Cash transferred to disposed subsidiaries	4,500
Net assets disposed	$18,325

After adjusting the list of assets and liabilities above for closing costs and existing cash on the balance sheet, the assets disposed after the write down of goodwill, approximates the value of the 5.0 million shares at $3.68 per share, or $18.4 million.

The assets and liabilities of the INTAC Legacy Businesses are not classified as held for sale or presented separately in the asset and liability sections, respectively, of the accompanying balance sheets since we decided subsequent to our year-end to dispose of these operations. Since the disposition was completed on February 29, 2008, all subsequent reports will include the INTAC Legacy Businesses as discontinued operations.

The following unaudited condensed pro forma results of operations provide additional information regarding our results of operations as if the INTAC disposition had occurred on October 2, 2007 (the earliest date of its operations being included in HSWI’s results of operations):

	HSWI For the Year Ended December 31, 2007	INTAC Legacy Businesses For the Period from October 2, 2007 (date of merger) to December 31, 2007 (unaudited)	HSWI For the Year Ended December 31, 2007 Pro Forma (unaudited)

Revenue	$346,162	$198,627	$147,535

Cost of Revenue	1,352,470	110,218	1,242,252

Gross profit (loss)	(1,006,308)	88,409	(1,094,717)

Operating expense	15,999,249	2,258,053	13,741,196

Goodwill write off related to disposition	22,518,382	22,518,382	—

Loss from operations	(39,523,939)	(24,688,026)	(14,835,913)

Other income (expense), net	(15,366)	67	(15,433)

Net loss	$(39,539,305)	$(24,687,959)	$(14,851,346)

In management’s opinion, the above unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the disposition been consummated at the date of the INTAC Merger, nor are they indicative of our future continuing operations.  The pro forma information should be read in conjunction with the related historical information.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of (1) HSWI; 2) our wholly-owned subsidiary HSW Brazil LLC (‘‘HSW Brazil’’), 3) HSW (Hong Kong) Inc. Limited, Bonet (Beijing) Technology Limited Liability Company and, Bowenwang Technology (Beijing) Limited Liability Company,  some of which are partially owned by local management in order to comply with Chinese ownership and regulatory requirements; and 4) the operations of INTAC since October 2, 2007, the date of the INTAC Merger.  As discussed in Note 3, the INTAC Legacy Businesses will be reflected as discontinued operations in our consolidated financial statements in subsequent periods.

All intercompany balances and transactions have been eliminated.  Net losses from HSW International Brazil for the year ended December 31, 2007 and the period from inception through December 31, 2006 were $3.7 million and $0.9 million, respectively.  The net loss from INTAC for the period from the date of merger, October 2, 2007, through December 31, 2007 was $24.7 million which included $22.5 million as the result of the goodwill write off related to the sale of the INTAC Legacy Businesses.

Revenue Recognition Policies:

Online Publishing Revenue

Online publishing revenue is generally recognized as visitors are exposed to or react to advertisements on our website. Revenue is generated from advertising in the form of sponsored links and image ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, we earn revenue based on the number of clicks associated with such ads; in the paid-for-impression model (sponsorships), revenue is derived from the display of ads.

We recognize these revenues when the service have been provided, and the other criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” have been met; namely, the fees we charge are fixed or determinable, we and our  advertisers understand the specific nature and terms of the agreed-upon transactions and the collectability is reasonably assured .

Career Development Services

Revenue generated from the INTAC Legacy Businesses, classified as career development services in the accompanying financial statements for the period from the October 2, 2007 (date of merger) to December 31, 2007, totaled $0.2 million.   As further discussed in Note 3, the businesses were sold subsequent to December 31, 2007.

Product revenue from the perpetual license of the our software products is recognized in accordance with SAB No. 104 when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for customer support is deferred and recognized ratably over the service period unless it is included in the initial license fee, provided for less than one year and is not a significant portion of the total license revenue.  In this case, maintenance support revenue is recognized when all revenue recognition criteria under Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”), Statement of Position 98-9 “Modification of  SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” (“SOP 98-9”) and SAB 104 have been met.  Product upgrades and enhancement revenue is deferred and recognized ratably over the service period unless it is included in the initial license fee and is not significant.  Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement.

We apply the provisions of SOP 97-2 as amended by SOP 98-9 to all transactions involving the sale of all its software products.

For arrangements with multiple obligations (e.g. undelivered maintenance and support bundled with term licenses), we allocate revenue to each component of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements, which is specific to us.  The vendor specific objective evidence of the fair values for the ongoing maintenance and support obligations for term licenses are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. In this case, maintenance support revenue is recognized when all revenue recognition criteria under SOP 97-2, SOP 98-9 and SAB 104 have been met. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

Cost of Revenues:

Online Publishing

The online publishing cost of revenue represents the cost of translating and localizing content and acquiring original articles written by third parties.

Career Development Services

The career development services cost of revenue is primarily comprised of the service fees paid for the provision of software training and technological services, and the amortization of acquired software.

Liquidity:

Our core Internet publishing platforms in Brazil and China are our only remaining business segment subsequent to the sale of the INTAC Legacy Businesses.  Our Internet publishing platforms are in the early development of our business. (See Note 1).

Due to the start up nature of the online publishing segment of HSWI, no revenues were recorded in 2006, while revenues for the year ended December 31, 2007, were only $0.1 million.  The revenue from the INTAC Legacy Businesses from October 2, 2007, the date of the INTAC Merger through December 31, 2007, was only $0.2 million, and as discussed in Note 3, these businesses were sold on February 29, 2008.

As of December 31, 2007, our cumulative losses were $52.2 million which included non cash expenses of $17.0 million for stock-based compensation and $22.5 million for the goodwill write off related to disposition of the INTAC Legacy Businesses.  We used a significant amount of the $21.0 million net proceeds from the October 2, 2007, sale of stock in the equity financing to pay transaction costs, to pay off advances from HSW, and to fund operations.   In the first quarter of 2008, we received $33.4 million from the sale of our stock.  (See Notes 3 and 10).   We believe the proceeds from the sale of our stock in early 2008 will provide us sufficient working capital to establish our operations in Brazil and China and provide sufficient working capital through at least December 2008.

Concentration of Credit Risk and Accounts Receivable:

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables.  At December 31, 2007, 95% of our cash was denominated in U.S. dollars, and 5% represented cash denominated in either Chinese Renminbi or Hong Kong dollars.  The amount of cash at December 31, 2007, denominated in Brazilian Reias was de minimus. All our cash is placed with financial institutions we believe are of high credit quality.

We believe we are not exposed to a significant concentration of credit or accounts receivable risk. However, cash is subject to foreign currency fluctuations against the U.S. dollar.  Our risk in foreign currency is somewhat mitigated at this time as U.S. funds are transferred monthly to Brazil and China to fund that month’s operating activity. If however the U.S. dollar is devalued significantly against the Brazilian Reias or the Chinese Renminbi, the cost to further develop our website in Brazil and the development of our website in China could exceed our original estimates.

At year end 99% of our trade receivables are from the INTAC Legacy Businesses.  These receivables are primarily from the sale of educational software to Chinese school districts which are ultimately funded by the Chinese government.  Historically these receivables have taken many months to collect which is the normal business process in China.  They are not collateralized and are not interest bearing.

We have continued INTAC’s reserve policy which is to reserve receivables that have aged in excess of fifteen months and have provided an additional $1.2 million provision for doubtful accounts from the October 2, 2007 (date of the INTAC Merger) through December 31, 2007.  These receivables were included with the INTAC Legacy Businesses that was sold on February 29, 2008.  There was no reserve in 2006 as HSWI had no sales in 2006.

Cash and Cash Equivalents:

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  We maintain our cash in high quality financial institutions and do not believe any undue risk is associated with our cash balances. A large portion of the cash balance is maintained at one financial institution.

Fair Value of Financial Instruments:

The carrying value of our assets and liabilities which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates fair value.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported and disclosed in the consolidated financials statements and accompanying notes.  Actual results could differ materially from those estimates.  On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets and goodwill, useful lives of intangible assets, property and equipment, and income taxes, among other things.

Income taxes:

We recognize income taxes under the asset and liability method.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires a company to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

In May 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 amends FIN 48, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits. We are required to apply the guidance provided in FSP FIN 48-1, the application of which has not had a material effect on our financial position, results of operations, or cash flows.

The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.   Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of operations.

We intend to classify interest and penalties arising from unrecognized income tax positions in the statement of operations as general and administrative expenses if they occur. At December 31, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax year 2006 is not or has not been under examination but remains open to examination under IRS statute.

The INTAC Merger and the stock transactions in October 2007, more fully discussed in Notes 1,2, 3, and 10 will create an ownership change that may limit our ability to utilize its net operating loss carry forward.

Stock Based Compensation:

We account for stock based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which requires us to recognize expense related to the fair value of our stock-based compensation awards.

SFAS 123R requires the use of a valuation model to calculate the fair value of the stock based awards.  We have elected to use the Black-Scholes options pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.  We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods.

Foreign Currency:

The functional currency of our international subsidiaries is the local currency, Reais in Brazil, Renminbi in China or Hong Kong dollars.  The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are recorded in other expense, net. Both currency translation and transaction losses during 2007 and 2006 were not material to our consolidated financial statements.

Capitalized Transaction Costs:

The Company complies with SFAS 141, “Business Combinations,” which requires all internal costs associated with a merger to be expensed as incurred.  SFAS 141 also requires companies to capitalize and include in the purchase accounting all incremental costs to outside consultants and other professionals directly associated with the merger.  Accordingly, the Company capitalized $1.3 million at December 31, 2006, for vendor costs, principally legal costs, directly associated with the INTAC Merger, which together with an additional $0.4 incurred in 2007, were included in the purchase price for the INTAC Merger. (See Note 2).

The Company also complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”.  In 2007, we incurred $1.5 million of costs related to the equity financing closed in 2007.  These costs were netted against the proceeds from the transaction and included in additional paid in capital.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally one to three years for computer equipment and software and three to five years for building improvements and office equipment.  Costs represent the purchase price and any directly attributable costs of bringing the asset to working condition for its intended use.  Repairs and maintenance are expensed as incurred.  Betterments and capital improvements are capitalized and depreciated over the remaining useful life of the related asset.

Legal and Auditing Fees:

Legal and auditing fees are expensed in the period incurred.

Advertising Expenses:

We expense advertising costs in the year in which they are incurred.  Advertising expense for the year ended December 31, 2007, was $0.2 million.  There was no advertising expense for the period from inception to December 31, 2006.

Commitments and Contingencies:

Liabilities for loss contingencies arising from claims, assessments and litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. In the opinion of management, after consultation with legal counsel, there are no claims, assessments and litigation against the Company.

Long-Lived Assets Including Goodwill and Other Intangible Assets:

We review property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to future net cash flows the assets are expected to generate. If these assets are considered to be impaired, the impairment to be recognized equals the amount the carrying value of the assets exceeds its fair market value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired.  SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.  We amortize our acquired intangibles with definite lives over four or five years.

Taxes collected from customers:

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in cost of sales in the accompanying Consolidated Statements of Operations.

Net loss per Share:

We compute net loss per share in accordance with SFAS No. 129, “Earnings per Share” which requires dual presentation of basic and diluted earnings or loss per share (“EPS”).

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Our stock options were not included in the computation of diluted loss per share because their effects are anti-dilutive.

Effect of Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  However, on December 14, 2007, the FASB issued proposed FSP FAS 157-B which would delay the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually).  This proposed FSP partially defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP.  Effective for 2008, we will be required to adopt the provisions on FAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP 157-B.  We are currently evaluating what the impact of FAS 157 and the related FSP will have on our financial position, cash flows, and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating what the impact of FAS 159 will have on our financial position, cash flows, and results of operations.

5.  GOODWILL AND INTANGIBLE ASSETS:

All our intangibles are the result of the INTAC Merger.

At the date of the INTAC Merger, we recorded goodwill of $29.0 million which resulted from the excess of the purchase price over the fair value of identifiable assets and liabilities and other intangibles acquired.  (See Note 2).  As a result of the February 29, 2008 INTAC Legacy Businesses disposition, we recorded a preliminary estimated goodwill write off due to the disposition of approximately $22.5 million at December 31, 2007.  (See Note 3).

The other non-amortizable intangible asset resulting from the INTAC Merger was the $10.0 million for licenses to operate in China which is the sole asset we retain after the disposition at February 29, 2008.

Intangibles resulting from the INTAC Merger include the following.

		Gross	Accumulated	Net Carrying
	Original Life	Carrying Value	Amortization	Value
Acquired database	5 years	$1,335,000	$66,750	$1,268,250
Acquired software	5 years	1,500,000	75,000	1,425,000
Coursework books	4 years	1,035,000	64,688	970,312
Franchise agreement	4 years	680,000	42,500	637,500
Vendor endorsement in China	Indefinite life	4,400,000	—	4,400,000

Total		$8,950,000	$248,938	$8,701,062

Amortization expense was $0.2 million for the year ended December 31, 2007, and we recorded no such expense for the period from inception to December 31, 2006.

Approximately 60% of our goodwill and other intangible assets relate to the INTAC Legacy Businesses in China and the remaining 40% relate to the online publishing business in China.  We have no goodwill or intangibles that relate to our Brazil operation.

6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2007 and 2006, prepaid expenses and other assets consisted of the following:

	December 31,
	2007	2006
VAT Receivable	$1,205,206	$—
Prepaid insurance	788,674	—
Deposits and other	259,721	56,923
Total	$2,253,601	$56,923

7.  PROPERTY AND EQUIPMENT, NET

As of December 31, 2007 and 2006, property and equipment consisted of the following:

	December 31,
	2007	2006
Computer equipment and software	$76,697	$47,160
Furniture and fixtures	431,901	14,884
Office equipment	94,092	52,850
Leasehold improvements	74,558	—
Total	677,248	114,894
Less accumulated depreciation and amortization	(92,813)	(3,900)
Property and equipment, net	$584,435	$110,994

Approximately 53%, 28% and 19% of our property and equipment, net are in China, Brazil and the United States, respectively.

8.  INCOME TAXES

We are subject to income taxes on income arising in or derived from the tax jurisdictions in which we are domiciled and operate.  Due to net operating losses for book and tax purposes, no U.S. Federal or Foreign current or deferred tax provisions have been made for the year ended December 31, 2007, or for the period from inception, (March 14, 2006), through December 31, 2006.

We have substantial net operating loss carryforwards in some of our companies.  As a result, most of these companies have net deferred tax assets.  We have, however, provided a valuation allowance for all these deferred tax assets based on the uncertainty of generating future taxable income.

The valuation allowance as of December 31, 2007, includes an approximate $1.8 million allowance resulting from the INTAC Merger.

The provision for income taxes for the year ended December 31, 2007, and for the period from inception through December 31, 2006, differs from the amount computed by applying the U.S. income tax rate of 34% to loss before taxes as follows:

		For the period
	Year ended	From March 14, 2006
	December 31,	(date of inception) to
	2007	December 31, 2006

Computed “expected” tax expense	$(13,443,364)	$(4,319,958)
Tax effect of non-deductible goodwill	7,656,250	—
Change in valuation allowance	4,349,967	4,220,312
Tax effect of losses and rates in non-US jurisdictions	1,515,959	126,108
Tax effect of other permanent items	(78,812)	(26,462)
	$—	$—

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$3,986,811	$785,382
Amortization	175,482	99,559
Deferred income and reserves	477,266	—
Stock-based compensation expense	5,785,006	3,335,735
Total deferred tax assets	10,424,565	4,220,676
Deferred tax liabilities:
Acquired intangibles	(4,030,106)	—
Depreciation of fixed assets	(7,340)	(364)
Valuation allowance	(10,417,228)	(4,220,312)
Net deferred tax liability	$(4,030,109)	$—

The net operating losses available at December 31, 2007, to offset future taxable income in the U.S., Hong Kong, China and Brazil are $6,759,814, $2,178,001, $3,351,803 and $3,209,280 respectively.  The income tax rates for Hong Kong, China and Brazil are 17.5%, 25.0% and 15%, respectively. A portion of the net operating losses generated in China expire beginning in 2008 if not utilized.  The net operating losses generated in Hong Kong have no expiration date and carry forward indefinitely.

On January 1, 2007, we adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, we recognized no increase in the liability for unrecognized tax benefits, and no increase in accumulated deficit as of January 1, 2007.  We had no unrecognized tax benefits as of December 31, 2007.  We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.  In significant foreign jurisdictions, the 2002 through 2007 tax years generally remain subject to examination by their respective tax authorities.

9.  ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

As of December 31, 2007 and 2006, accrued liabilities and other current liabilities consisted of the following:

	December 31,
	2007	2006
Accrual for services received	$2,415,963	$—
VAT payable	1,323,964	—
Deferred revenue	218,851	—
Other accrued expenses	1,145,655	—
	$5,104,433	$—

10.  STOCKHOLDERS’ EQUITY

                                                Common Stock

As discussed in Note 1, on October 2, 2007, we completed the INTAC Merger and related transactions affecting our Stockholders’ equity as follows:

•                  We issued 22,940,717 and 22,940,727 million shares of our stock to HSW and to INTAC shareholders, respectively.

•                  Three million shares of common stock were recorded as treasury shares valued at cost, $9.0 million.

•                  We sold 3,424,653 shares of our common stock to certain investors for $22.5 million prior to expenses. On February 4, 2008, we issued 2,689,464 additional shares to these investors pursuant to an adjustment mechanism provided for in their stock purchase agreement.  The stock purchase agreement with these investors requires shelf registration statements covering the resale of their shares.  The registration has been filed but is not yet effective.

•                  We entered into a stock purchase agreement with certain investors who agreed to purchase shares of our common stock, conditioned upon the shares being publicly registered. Such registration was subsequently declared effective on January 14, 2008.  On January 31, 2008, we issued 1,579,348 shares of our stock in exchange for $5.8 million in cash before expenses and, on February 1, 2008, we sold our 3 million treasury shares for $11.0 million in cash before expenses.

On February 29, 2008, we completed the INTAC Legacy Businesses disposition. In accordance with the Share Purchase Agreement, we were to receive 5.0 million of our common shares owned by Mr. Zhou and the INTAC Legacy Businesses were to include $4.5 million in cash.  At the February 29, 2008, disposition, we received only 4.5 million of our shares and we only funded the INTAC Legacy Businesses with $2.7 million in cash.  (See Note 3).  Concurrently we sold the 4.5 million shares of common stock to two qualified institutional buyers for $16.6 million in cash before expenses.  Our stock purchase agreement with the investors allows them to request registration of resale of their stock within 180 days of the sale, if they are not able to sell their shares under Rule 144 at that time.

We received the additional 0.5 million shares of our stock from Mr. Zhou on March 26, 2008, and we will release another $1.8 million in cash to the INTAC Legacy Businesses. The additional 0.5 shares will be sold to the institutional buyers for $1.8 million pursuant to the Stock Purchase Agreement.

Each share of our common stock entitles its holder to one voting right.

                                                Stock Based Compensation

Under the “2006 Equity Incentive Plan” adopted April 13, 2006, HSWI authorized 8,000,000 shares for grant as part of a long term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plan have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

On August 23, 2006, we completed a stock option grant covering 6,337,500 shares, (“the 2006 Grant”) at an exercise price of $6.50.  Of the 6,337,500 options granted, 2,000,000 vested on the date of grant, 2,000,000 vest on the date of the second anniversary date of the grant date, 600,000 options vest over the period from August 23, 2006 to June 4, 2007, and the remaining 1,737,500 options granted vest over three years.

On October 10, 2007, we completed a stock option grant covering 730,000 shares, (“the 2007 Grant”) at an exercise price of $7.10 per share.   Of the 730,000 options granted, 218,889 vested on the date of grant, 319,444 vest monthly over the period from date of grant through August 23, 2009, 76,667 vest annually over two years ending August 23, 2009, 40,000 vest annually over three years ending April 23, 2010, 50,000 vest annually over three years ending October 10, 2010, and 25,000 vest annually over three years ending November 19, 2010.

The per share fair value of the stock options granted, estimated on the date of the grant, was $3.37 and $3.78 for the 2006 Grant and  2007 Grant, respectively.  We use the Black-Scholes options pricing model to value our options, using the assumptions in the following table.  Expected volatilities are based on the historical volatility of the stock combined with other factors.  The expected term of options represents the period of time that the options granted are expected to be outstanding. The risk-free rate of periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007 Grant	2006 Grant
Expected Volatility	50%	50%
Expected Life in years	6	5.6
Dividend yield	0	0
Risk free interest rate	4.49%	4.83%

In accordance with SFAS No. 123R, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  Stock-based compensation expense for the year ended December 31, 2007 and from inception to December 31, 2006, was $7.2 million and $9.8 million, respectively.  Unrecognized compensation expense as of December 31, 2007, relating to non-vested stock options approximated $5.6 million and is expected to be recognized through 2009.  At December 31, 2007, no options have been exercised under this plan.

A summary of stock option activity and related information as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contract	intrinsic
Options	of options	price	term (yrs)	value
Outstanding at January 1, 2007	6,337,500	$6.50	9.6	—
Granted	730,000	$7.10	—	—
Forfeited or Expired	(384,444)	$6.56	—	—
Exercised	—	—	—	—
Total Outstanding at December 31, 2007	6,683,056	$6.56	8.8	—
Options Exercisable at December 31, 2007	3,499,098	$6.54	8.7	—

The aggregate intrinsic value in the above tables represents the total pre-tax intrinsic value (the difference between the HSWI closing stock price on the last trading date of the periods presented and the exercise price, multiplied by the number of options).  The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The fair value of options vested during the year ended December 31, 2007, and for the period from inception to December 31, 2006, is $4.0 million and $7.9 million, respectively.

We assumed 500,000 INTAC stock options as part of the INTAC Merger and exchanged them for an equal amount of HSWI options.  All of these options were either already fully vested at the time of the merger or vested in full as a result of the INTAC Merger. Therefore, the fair value of the assumed options was treated as part of the purchase price and no related expense was recorded.  (See Note 2).  The per share fair value of our stock options issued in exchange for all of INTAC’s options was estimated using the Black-Scholes options pricing model, resulting in a $0.04 to $0.39 fair value range per option (weighted average fair value options assumed is $0.33). The fair value of each option grant was estimated on the date of grant using the following assumptions: underlying stock price of $1.95; no dividend yield; expected volatility of 50%; risk-free interest rate of 5.0%; and expected life of seven years.

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contract	intrinsic
Options	of options	price	term (yrs)	value
Outstanding at October 2, 2007	500,000	$7.90	4.6	$768,000
Forfeited or Expired	(250,000)	$10.53	—	—
Exercised	—	—	—	—
Total Outstanding at December 31, 2007	250,000	$5.49	2.8	$409,500
Options Exercisable at December 31, 2007	250,000	$5.49	2.8	$409,500

In conjunction with merger, simultaneously with the assumption of the INTAC stock options and as discussed in Note 2, 500,000 warrants were issued to HSW on the same terms as the INTAC stock options with a provision that as the exchanged stock options are forfeited or expire, a similar amount of the warrants expire.  At December 31, 2007, there were 250,000 warrants outstanding.

Earnings per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted earnings per share computations:

		For the Period
	For the	from March 14, 2006
	Year Ended	(date of inception) to
	December 31, 2007	December 31, 2006

Net loss	$(39,539,305)	$(12,705,759)

Shares outstanding March 14, 2006 through October 1, 2007	10	10

Shares issued October 2, 2007:
To HSW	22,940,717
To INTAC shareholders	22,940,727
To certain investors	3,424,653
Treasury shares received October 2, 2007	(3,000,000)

Net additional shares October 2, 2007	46,306,097

Basic shares outstanding	46,306,107	10

Weighted average shares outstanding	11,544,818	10

Net loss per share	$(3.42)	$(1,270,576)

Weighted average shares outstanding	11,544,818	10

Dilutive stock options and warrants	—	—

Total common shares and dilutive securities	11,544,818	10

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.

11.  RELATED PARTY TRANSACTIONS

At December 31, 2006, HSW had advanced us $4.3 million for organizational start-up costs, direct acquisition costs and other corporate expenses reflecting all material costs of doing business. They advanced us an additional $4.5 million in 2007.  No interest was charged on the advances.  All but $0.1 million of the advance was paid in the fourth quarter 2007, with proceeds from the equity financings.  (See Notes 1 and 10.)

In August 2006, HSW Brazil entered into a 36 month services agreement with Administradora de Bens Capela (“Capela”), a Brazilian corporation, whereby Capela provides sales, business development, and operations personnel to our Brazilian subsidiary.  Monthly fees for these services are $66,197 (U.S. Dollars). The terms of the agreement also provided to Capela 800,000 stock options at $6.50, the market value on the contract, and with annual vesting over the three year contract period. These options are included in the options described in Note 10.

During 2006, we entered into six unsecured notes payable with Capela that had various maturity dates in 2007.  Interest on these loans was based on the Interbank Certificate of Deposit rate plus .3% through .5%.  As of December 31, 2006, the balance of the notes payable outstanding was $195,848, including accrued interest.  The notes payable balance of $280,380 including accrued interest was paid in full in the fourth quarter of 2007.

Capela is deemed an affiliate because that company has an ownership in HSW, indirectly our largest shareholder.

12.  SEGMENT REPORTING

As a result of the INTAC Merger, at December 31, 2007, we had two reportable segments:  (i) digital online publishing and (ii) career development services.  The reportable segments are components of HSWI which offer different products and services, are separately managed, have separate financial information available that is separately evaluated regularly by management in determining the performance of the business.

The career development service segment represents the INTAC Legacy Businesses and accordingly, only includes results of operations since October 2, 2007, the date of the merger. (See Note 2).  The information regarding operating segments is presented in the following tables:

		Segment
	Revenues	Profit (Loss)
For the Year Ended December 31, 2007
Digital Online Publishing	$147,535	$(14,835,913)
Career Development	198,627	(24,688,026)
Total	$346,162	$(39,523,939)
For the Period from March 14, 2006 (date of inception) to December 31, 2006
Digital Online Publishing	$—	$(12,556,817)
Career Development	—	—
Total	$—	$(12,556,817)

A reconciliation from the segment information to the net loss for the year ended December 31, 2007, and for the period from March 14, 2006, (date of inception) to December 31, 2006:

	For the Year Ended December 31, 2007	For the Period from March 14, 2006 (date of inception) to December 31, 2006
Segment loss	$(39,523,939)	$(12,556,817)
Other expense	(15,366)	(148,942)
Net Loss	$(39,539,305)	$(12,705,759)

Total assets for the operating segments at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Digital online publishing	$14,757,131	1,917,058
Career development	19,988,029	—
Total assets	$34,745,160	$1,917,058

13.  COMMITMENTS AND CONTINGENCIES

We have entered into operating leases for office space. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $194,431 million and $43,703 for year ended December 31, 2007, and for the period from inception to December 31, 2006, respectively. We have not entered into any capital leases.

The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 2007, including operating leases related to INTAC Legacy Businesses (See Note 3) through February 29, 2008, the date of sale of those businesses:

Minimum
Rentals
2008	$417,632
2009	235,235
2010	64,909
2011	—
2012	—
Thereafter	—
Total	$717,776

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 21, 2007.  The INTAC Legacy Businesses are only included in the results of operations since October 2, 2007, the date of the INTAC Merger, in the quarterly information presented below. (See Note 2).

	Three Months Ended
	Mar. 31,	June, 30	Sept. 30,	Dec. 31,
	2007	2007	2007	2007
Revenue:
Digital online publishing	$—	$32,674	$60,288	$54,573
Career development services	—	—	—	198,627

Operating expenses	(2,884,315)	(3,226,048)	(3,411,630)	(30,348,109)

Loss from operations	(2,884,315)	(3,193,374)	(3,351,342)	(30,094,909)

Other income (expense)	(2,470)	(104,783)	(73,398)	165,284

Net loss	$(2,886,785)	$(3,298,156)	$(3,424,740)	$(29,929,625)

Net loss per basic and diluted share	$(288,678)	$(329,816)	$(342,474)	$(0.65)

Basic and diluted weighted average shares outstanding	10	10	10	45,802,780

	For the Period
	from March 14,
	2006 (date of
	inception) to
	March 31,	Three Months Ended
	2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Revenue	$—	$—	$—	$—

Operating expenses	(81,565)	(1,199,522)	(8,234,226)	(3,041,504)

Loss from operations	(81,565)	(1,199,522)	(8,234,226)	(3,041,504)

Other expense	—	—	—	(148,942)

Net loss	$(81,565)	$(1,199,522)	$(8,234,226)	$(3,190,446)

Net loss per basic and diluted share	$(8,157)	$(119,952)	$(823,423)	$(319,045)

Basic and diluted weighted average shares outstanding	10	10	10	10

SCHEDULE II:  VALUATION AND QUALIFIYING ACCOUNTS

For the period from March 14, 2006 (date of inception) to December 31, 2006, and for the year ended December 31, 2007

Schedule II
HSW International Inc.
Valuation & Qualifying Accounts

		Allowance	Additions
	Balance at	resulting	charged to		Balance at
	beginning	from INTAC	costs and		end
Classification	of the period	Merger	expenses	Deductions	of year
Allowance for Doubtful Accounts:

2006	$—	—	—	—	$—

2007	$—	—	1,210,631	—	$1,210,631

Valuation Allowance for Deferred Tax Assets:

2006	$—	—	4,220,312	—	$4,220,312

2007	$4,220,312	1,846,949	4,349,967	—	$10,417,228