Form 10-Q
period 2008-03-31
HSW International, Inc.
filed 2008-05-15
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-33720

HSW INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1135689
(State of Incorporation)	(I.R.S. Employer
Identification Number)

One Capital City Plaza

3350 Peachtree Road, Suite 1600
Atlanta, GA  30326

(Address of principal executive offices, including zip code)

404-974-2715
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☐    No    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

At May 15, 2008, the number of common shares outstanding was 53,608,015.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(expressed in U.S. Dollars)

	March 31, 2008	December 31, 2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$30,991,355	$3,476,673
Trade accounts receivable	97,302	23,212
Prepaid expenses and other current assets	937,354	942,588
Assets held for sale	—	19,988,029
Total current assets	32,026,011	24,430,502

Property and equipment, net	508,346	293,182
Other assets	—	21,476
Licenses to operate in China	10,000,000	10,000,000
Other intangibles, net	21,788	—

Total assets	$42,556,145	$34,745,160

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$982,989	$537,418
Accrued expenses and other current liabilities	540,547	561,247
Advances from shareholder	200,000	72,927
Liabilities held for sale	—	6,163,131
Total current liabilities	1,723,536	7,334,723

Deferred tax liability	2,500,000	2,500,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 53,608,015 and 49,306,107 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	53,608	49,306
Additional paid-in-capital	95,109,530	85,980,746
Accumulated other comprehensive income	310,856	112,291
Retained deficit	(57,141,385)	(52,245,064)
Less: cost of treasury stock, 3,000,000 shares in 2007	—	(8,986,842)
Total stockholders’ equity	38,332,609	24,910,437
Total liabilities and stockholders’ equity	$42,556,145	$34,745,160

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(expressed in U.S. Dollars)

	Three Months Ended March 31,
	2008	2007

Operating revenue
Digital online publishing	$44,837	$—

Cost of services	325,272	—

Gross loss	(280,435)	—

Operating Expenses
Selling, general and administrative (including stock-based compensation expense of $1,290,321 and $1,853,346 in 2008 and 2007, respectively)	4,546,107	2,879,937
Depreciation and amortization	28,160	4,378
Total operating expenses	4,574,267	2,884,315

Loss from continuing operations before other income (expense) and income taxes	(4,854,702)	(2,884,315)

Other income (expense)
Interest income	91,907	—
Other (expense)	—	(2,470)
Total other income (expense)	91,907	(2,470)

Loss from continuing operations before income taxes	(4,762,795)	(2,886,785)

Income taxes	—	—

Loss from continuing operations	(4,762,795)	(2,886,785)

Loss from discontinued operations, net of income taxes	(133,526)	—

Net loss	$(4,896,321)	$(2,886,785)

Basic and diluted loss per share
Loss from continuing operations	$(0.09)	$(288,679)
Loss from discontinued operations	—	—
Net loss per share	$(0.09)	$(288,679)

Basic and diluted weighted average shares outstanding	51,027,422	10

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(expressed in U.S. Dollars)

	Three Months Ended March 31,
	2008	2007
Cash flows from continuing operating activities:
Net loss from continuing operations	$(4,762,795)	$(2,886,785)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	28,160	4,378
Stock based compensation	1,290,321	1,853,346
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	(74,090)	—
Prepaid expenses and other current assets	(78,785)	7,677
Accounts payable, accrued expenses, and other liabilities	765,148	197,743

Net cash used in continuing operating activities	(2,832,041)	(823,641)

Cash flows from discontinued operating activities:
Net loss from discontinued operations	(133,526)	—
Adjustments to reconcile net loss from discontinued operations to net cash used in discontinued operating activities:
Depreciation and amortization	170,475	—
Gain on sale of businesses	(343,990)	—
Changes in operating assets and liabilities from discontinued operations:
Accounts receivable	31,030	—
Prepaid expenses and other current assets	(56,419)	—
Accounts payable, accrued expenses, and other liabilities	(189,000)	—

Net cash used in discontinued operating activities	(521,430)	—

Net cash used in operating activities	(3,353,471)	(823,641)

Cash flows from investing activities:
Purchases of property and equipment	(243,223)	(118,022)
Sale of INTAC Legacy Businesses	(4,300,000)	—
Merger related costs, net	(107,027)	—

Cash used in investing activities	(4,650,250)	(118,022)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	35,229,607	—
Proceeds (repayment) of advance from shareholder	(72,927)	785,792

Cash provided by financing activities	35,156,680	785,792

Net change in cash and cash equivalents	27,152,959	(155,871)
Impact of currency translation on cash	198,565	6,527
Cash and cash equivalents at the beginning of the period	3,639,831	233,262

Cash and cash equivalents at the end of the period	$30,991,355	$83,917

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(expressed in U.S. Dollars)

	Three Months Ended March 31,
	2008	2007

Supplemental disclosure of cash flow information

Cash paid for taxes	$—	$—

Cash paid for interest	$—	$14,052

Other non-cash financing and investing activities

Receipt of shares for sale of INTAC Legacy Businesses	$18,400,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

HSW International, Inc (the “Company”, or “HSWI” or “we”, or “our”), is a Delaware corporation that was formed on March 14, 2006, as a wholly owned subsidiary of Howstuffworks, Inc. (“HSW”) in order to (i) develop businesses using exclusive digital publishing rights to HSW’s content for the countries of China and Brazil, and (ii) to effect the merger with INTAC International, Inc. (“INTAC”) (the “INTAC Merger”).

Our primary focus is to build an international online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s emerging digital economies with locally relevant, high quality content.  We entered the Brazilian online publishing market in March 2007, by utilizing a royalty-free and exclusively licensed digital content database provided by HSW prior to the INTAC Merger.

We are preparing to enter the China market utilizing a combination of the contributed assets from HSW with the benefit of INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses.  We currently maintain offices in China, Brazil, and Atlanta, Georgia, our corporate headquarters.

Prior to the INTAC Merger and related financing transactions our sole shareholder was HSW, a privately-held online publishing company founded in 1999 that provides objective and useful information for people to learn about the world around them and make informed decisions.  HSW’s website, HowStuffWorks.com, offers in-depth, easy-to-understand explanations, expert product reviews, comprehensive buying guides and informational videos, simplifying thousands of topics in the areas of health, science, travel, automotive, electronics, consumer products and many other areas.  On December 17, 2007, HSW, our largest shareholder, merged with Discovery Communications, LLC (“Discovery”) becoming a wholly-owned subsidiary of Discovery.  As of March 31, 2008, Discovery, through its wholly-owned subsidiary, HSW, owned approximately 42.8% of our outstanding common stock.  HSW remains based in Atlanta, Georgia.

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

On February 29, 2008, based on an increased focus on our Internet based publishing segment, we disposed of all INTAC’s remaining legacy businesses which included services related to wireless telephone training and the development and sale of educational software in China (“INTAC Legacy Businesses”).  Following the disposition, the sole asset retained from the INTAC acquisition is the Internet licenses intangible we are using to enter the Chinese market.  The operations from the INTAC Legacy Businesses have been reflected as discontinued operations in our consolidated financial statements.  All intercompany balances and transactions have been eliminated.

Our core Internet publishing platforms in Brazil and China are our only business segment subsequent to the February 29, 2008, disposition of the INTAC Legacy Businesses.  These platforms are in the early development stage.   We launched our Brazilian Internet website in March 2007.  At March  31, 2008, we had approximately 4,200 articles that were either (i) articles from the HSW content database translated from English to Portuguese, or (ii) originally created content.  We will continue to expand the website by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community,
(ii) expanding the amount of translated content from HSW, and (iii) refining local marketing strategies.

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

2.  ACQUISITION OF INTAC INTERNATIONAL, INC.

On October 2, 2007, the INTAC Merger became effective with INTAC becoming our wholly owned subsidiary.  The results of the INTAC Legacy Businesses have been included in discontinued operations in our consolidated financial statements since that date until their disposition on February 29, 2008 (see Note 3).  At the date of the INTAC Merger, holders of INTAC common stock received one share of our common stock in exchange for each of their shares of INTAC common stock.

INTAC was acquired to assist in our primary business focus, the development of our digital content database exclusively licensed from HSW by (i) accelerating our obtaining Internet licenses in China for launching our Internet platform, (ii) obtaining INTAC’s knowledge of the Chinese markets, relationships, and core competencies, and (iii) providing additional cash flow from its established businesses.

In the INTAC acquisition we also obtained two legacy businesses - services related to wireless telephone training and the development and sale of educational software delivered to customers in China.  However, due to (i) an increased focus of our management and resources on our primary Internet publishing business, (ii) a change of control in our majority ownership leading to further refinement in our strategies, and (iii) a under performance of the INTAC Legacy Businesses subsequent to the INTAC Merger, we sold these legacy businesses on February 29, 2008 (see Note 3).  Following the disposition the sole asset we retained from the INTAC acquisition was the Internet Licenses intangible we are using to enter the China market.

The purchase price at October 2, 2007, consisted of the following (dollars in thousands):

Exchange of 19,940,727 HSWI common shares for all INTAC shares outstanding including $100,000 of fair value for options assumed	$38,988
Direct acquisition costs	1,774
Other	47
40,809
Net liabilities assumed	3,037
Deferred tax liabilities	4,055
Total purchase price	$47,901

For convenience, we designated October 1, 2007, as the effective date for this acquisition.

We noted that SFAS 141, “Business Combinations” states that “the fair value of securities traded in the market is generally more clearly evident than the fair value of the acquired entity” and “that the quoted market price of a security issued to effect a business combination generally should be used to estimate the fair value of an acquired entity after recognizing possible effects of price fluctuations, quantities traded, issues costs and the like.”  However, HSWI as the acquirer was not publicly traded until after the merger with INTAC.  In addition we considered the unique facts and circumstances in the INTAC Merger, including HSWI’s limited historical operations; the transaction being a merger of equals; and lastly, using INTAC’s public stock price, and determined INTAC’s public stock price was also not a fair value of the equity security because, among other reasons, (i) the public stock price was affected by historical performance of the INTAC distribution business which was sold simultaneously with the Merger, (ii) the INTAC stock was thinly traded, and (iii) a majority of the stock was held by insiders.  As a result, we obtained an independent valuation, (using recognized valuation techniques) of our enterprise value post-merger to determine the fair value of our common stock issued for the INTAC common shares.

The deferred tax liabilities approximating $4.1 million relate to the non-deductibility (for tax purposes) of the acquired intangibles in China.

As part of the acquisition, we assumed 500,000 INTAC outstanding stock options.  The per share fair value of our stock options issued in exchange for all of INTAC’s outstanding options was estimated using the Black-Scholes options pricing model.  All of the options assumed were either already fully vested at the time of the merger or vested in full as a result of the INTAC Merger.  Therefore, the fair value of the assumed options, $100,000, was treated as part of the purchase price.

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

The purchase price allocation is based on estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques with the assistance of an independent valuation firm.  Goodwill of approximately $29.0 million resulted primarily from our expectation that we could utilize INTAC’s knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platform in China.  However as discussed in Note 3, subsequent to December 31, 2007, we decided to dispose of all INTAC Legacy Businesses prior to our integrating INTAC with our online publishing segment.  Accordingly all goodwill at December 31, 2007, along with all other intangibles and net assets acquired except for the Internet Licenses intangible was allocated to the INTAC Legacy Businesses in our determination of the appropriate carrying values of our acquired INTAC assets, considering our expected loss on disposition (see Note 3).  Goodwill is not expected to be deductible for tax purposes in the China.

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

In connection with and as a condition of the INTAC Merger, INTAC sold its distribution companies to an entity controlled by Mr. Zhou in exchange for 3.0 million shares of our common stock held by Mr. Zhou.  The 3.0 million shares of our common stock were recorded as treasury shares valued at cost as determined by a third party valuation for similar reasons that an independent valuation was performed to value the INTAC Merger, as discussed above.

3.  DISCONTINUED OPERATIONS – INTAC LEGACY BUSINESSES

Due to an increased focus of our management and resources on our primary Internet publishing business, a change of control in our majority ownership leading to further refinement in our strategies, and an under performance of the INTAC Legacy Businesses after the INTAC Merger, in early 2008, we decided to dispose of the INTAC Legacy Businesses. The INTAC Legacy Businesses were comprised of two lines of business which were both unrelated to our core Internet platform businesses.

We had originally estimated when deciding to acquire the INTAC Legacy Businesses that, in addition to accelerating our obtaining Internet licenses in China for launching our Internet platform, INTAC would provide us (i) further knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China, and (ii) additional cash flow from its established businesses.  Following the underperformance of the INTAC Legacy Businesses in the fourth quarter of 2007, that resulted in short-term negative cash flow from these operations of $1.1 million, and a change-in-control of our business through the acquisition of our largest shareholder, HSW, by Discovery, we reconsidered the potential risk of excessive short-term consumption of cash and management resources by our acquired non-core INTAC Legacy Businesses and refined our strategic direction.

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

On February 15, 2008, we entered into a share purchase agreement to sell the INTAC Legacy Businesses.  On February 29, 2008, we completed the sale of the subsidiaries that comprised the INTAC Legacy Businesses.  These subsidiaries were sold to China Trend Holdings Ltd., a British Virgin Islands corporation that is owned by Mr. Zhou, CEO, director and significant stockholder of INTAC prior to the INTAC Merger in October 2007.  Mr. Zhou was also on our board of directors from October 2007 to December 2007.  In accordance with the share purchase agreement with China Trend Holdings, we were to receive 5.0 million of our common shares owned by Mr. Zhou. In addition, as a condition to the February 29, 2008, INTAC Legacy Businesses disposition, the INTAC Legacy Businesses were to include $4.5 million in cash at closing.

At the February 29, 2008, INTAC Legacy Businesses disposition, we received only 4.5 million shares of our common stock from Mr. Zhou and accordingly, we only funded the INTAC Legacy Businesses with $2.7 million in cash.  Mr. Zhou delivered his additional 0.5 million shares of our common stock to us on March 26, 2008, and on March 31, 2008, we released another $1.6 million in cash to the INTAC Legacy Businesses ($1.8 million for the stock received net of an estimated $0.2 million withheld for disposition expenses).  As of March 31, 2008, all of HSWI’s assets are now in our core Internet businesses and the sole asset we retained from the INTAC Merger is the Internet licenses intangible we are using to enter the Chinese markets.

In the year ended December 31, 2007, we recognized a preliminary goodwill write off of approximately $22.5 million related to the February 29, 2008, INTAC Legacy Businesses disposition.  All goodwill resulting from the INTAC acquisition was included with the INTAC Legacy Businesses when we determined the potential write off, because such operations had not been integrated with our online publishing segment prior to our decision to dispose of the INTAC Legacy Businesses. The goodwill write off due to disposition resulted from the fair value of the expected net proceeds of 5.0 million shares of our common stock valued at $3.68 per share (less estimated disposal costs) being less than the combined cash to be transferred in the disposition plus the carrying value of the net assets and intangibles sold in the disposition.  The disposition proceeds of 5.0 million shares of our common stock, 4.5 million at closing with an additional 0.5 million shares delivered to us on March 26, 2008, were recorded to treasury stock at $3.68 per share based on a Stock Purchase Agreement entered into on February 15, 2008 where we agreed to sell and two qualified institutional buyers agreed to purchase 5.0 million shares of our common stock at a purchase price of $3.68 per share.

As a result of this disposition, the operations of the INTAC Legacy Businesses have been segregated and reported as discontinued operations for all the periods presented in our consolidated statements of operations.  Since we had not acquired INTAC prior to October 2, 2007, comparative quarter discontinued operations is not presented. The results of discontinued operations for the three months ended March 31, 2008 are as follows:

Three Months Ended
March 31, 2008

Revenues	$38,849
Loss from discontinued operations (before income taxes)	(133,526)
Loss from discontinued operations	$(133,526)

The following table presents (i) the INTAC Legacy Businesses’ carrying value of the assets and liabilities disposed on February 29, 2008, and (ii) the carrying value of the assets and liabilities at December 31, 2007 that have been reclassified as “held for resale” for the consolidated balance sheet at December 31, 2007:

	At Date of Disposition
	February 29, 2008	December 31, 2007
Cash and cash equivalents	$—	$164
Trade accounts and other receivables	2,967	2,998
Prepaid expenses and other	1,451	1,401
Property and equipment	270	291
Intangible assets	8,627	8,701
Goodwill	6,540	6,433
Total assets disposed	19,855	19,988
Accrued liabilities and other	4,909	4,633
Deferred tax liabilities	1,514	1,530
Total liabilities disposed	6,423	6,163
Net assets disposed before cash transferred to disposed subsidiaries	13,432	13,825
Cash to be transferred to disposed subsidiaries	4,500	4,500
Net assets disposed	$17,932	$18,325

The estimated goodwill write off due to disposition, based on the expected fair value resulting from disposition was preliminary at December 31, 2007.  Upon final disposition on February 29, 2008 proceeds received of $18.4 million of our common stock (including 500,000 shares received in March 2008) exceeded the net assets carrying value of $17.9 million by $0.5 million partially offset by our estimated disposition costs accrual of $0.1 million, resulting in a net recovery on disposition of $0.4 million in the quarter ending March 31, 2008.  The recovery primarily resulted from our operation of the disposed subsidiaries at a $0.5 million loss through the disposition date resulting in the carrying value of net assets and liabilities decreasing from normal activities such as depreciation and amortization, disbursements and cash receipts on accounts receivable.  We recorded this net recovery of $0.4 million on disposition in the Loss from Discontinued Operations that partially offset the discontinued operations operating loss of $0.5 million.

We are continuing to finalize with our external valuation consultants certain tax liabilities and deferred tax assets and liabilities resulting from the initial INTAC subsidiaries acquisition purchase price allocation, which remains preliminary, and as a result, any such changes may affect the final loss on disposition and the final loss on discontinued operations. An adjustment to the estimated loss, if any, based on further refinement of the measurement of the purchase accounting and resulting loss on disposition will be recognized in the subsequent reporting period.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation:

The consolidated financial statements from continuing operations include the accounts of (1) HSWI, (2) our wholly-owned subsidiary HSW Brazil LLC (‘‘HSW Brazil’’),  (3) HSW (Hong Kong) Inc. Limited, (4) Bonet (Beijing) Technology Limited Liability Company, and (5) Bowenwang Technology (Beijing) Limited Liability Company,  some of which are partially owned by local management in order to comply with Chinese ownership and regulatory requirements.  The operations of  the INTAC Legacy Businesses since October 2, 2007, the date of the INTAC Merger, through February 29, 2008, the date of INTAC Legacy Businesses disposition are reflected as discontinued operations, and the assets and liabilities for the year ended December 31, 2007, have been reclassified as “held for sale”.

All intercompany balances and transactions have been eliminated in consolidation.  During the periods reported, our revenue was derived primarily from advertising revenue from our Internet website in Brazil.   Net losses from HSW International Brazil for the three months ended March 31, 2008 and 2007, were $0.7 million and $0.6 million, respectively.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying interim consolidated financial statements for the three months ended March 31, 2008 and March 31, 2007 are unaudited.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2008.  You should read the unaudited consolidated financial statements in conjunction with HSWI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

We recognize revenue when the service has been provided, and the other criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” have been met; namely, the fees we charge are fixed or determinable, we and our  advertisers understand the specific nature and terms of the agreed-upon transactions and the collectability is reasonably assured.

Cost of Revenue:

Online Publishing

The online publishing cost of revenue represents the cost of translating and localizing content and acquiring original articles written by third parties.

Liquidity:

Our core Internet publishing platforms in Brazil and China are our only remaining business segment subsequent to the sale of the INTAC Legacy Businesses.  Our Internet publishing platforms are in the early development of our business (see Note 1).

Due to the start up nature of the online publishing segment of HSWI, no revenue was recorded in the first quarter of 2007, while revenue for the three months ended March 31, 2008 was only approximately $45,000.

As of March 31, 2008, our cumulative losses were $57.1 million which included non cash expenses of $18.3 million for stock-based compensation.  We used a significant amount of the $21.0 million net proceeds from the October 2, 2007, sale of stock in the equity financing to pay transaction costs, to pay off advances from HSW, and to fund operations.   In the first quarter of 2008, we received an additional $33.4 million from the sale of our stock.   We believe the proceeds from the sale of our stock in our first quarter of 2008 will provide us sufficient working capital to establish our operations in Brazil and China and provide sufficient working capital for at least the next twelve months.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.  On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets and goodwill, useful lives of intangible assets, property and equipment, and income taxes, among other things.

Stock Based Compensation:

We account for stock based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which requires us to recognize expense related to the fair value of our stock-based compensation awards.

SFAS 123R requires the use of a valuation model to calculate the fair value of the stock based awards.  We have elected to use the Black-Scholes options pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods.

Foreign Currency:

The functional currency of our international subsidiaries is the local currency, Reais in Brazil, Renminbi in China or Hong Kong dollars.  The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses.  Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity.  Net gains and losses resulting from foreign exchange transactions are recorded in other expense, net.  Both currency translation and transaction losses during 2008 and 2007 were not material to our consolidated financial statements.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements as the Company had no financial assets other than cash and accounts receivable.

An associated pronouncement, SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, was also effective at the beginning of the Company’s 2008 fiscal year. The Company has elected not to apply the fair value option to measure any of the financial assets and liabilities on its balance sheet not already valued at fair value under other accounting pronouncements. These other financial assets and liabilities are primarily accounts receivable and accounts payable which are reported at historical value. The fair value of these financial assets and liabilities approximate their fair value because of their short duration.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date.  SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date.  In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. We are currently evaluating the effect the implementation of SFAS 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  We are currently evaluating the effect the implementation of SFAS 160 will have on the consolidated financial statements.

5.  INCOME TAXES

The Company records income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”).  SFAS No. 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities.   As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered.  If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable.  In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks and taxable income in future years.  Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

No income tax benefit was recorded for the three months ended March 31, 2008 and March 31, 2007.  Our effective rate, which is 0%, differs from the statutory federal rate of 35% and 34% and was caused by an increase in the valuation allowance due to net operating losses.

6.  STOCKHOLDERS’ EQUITY

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

On February 29, 2008, we completed the INTAC Legacy Businesses disposition.  In accordance with the share purchase agreement, we were to receive 5.0 million of our common shares owned by Mr. Zhou and the INTAC Legacy Businesses were to include $4.5 million in cash.  At the February 29, 2008, disposition, we received only 4.5 million of our shares and we only funded the INTAC Legacy Businesses with $2.7 million in cash (see Note 3).  Concurrently, we sold the 4.5 million shares of common stock to two qualified institutional buyers for $16.6 million in cash before expenses.  Our stock purchase agreement with the investors allows them to request registration of resale of their stock within 180 days of the sale, if they are not able to sell their shares under Rule 144 at that time.

We received the additional 0.5 million shares of our stock from Mr. Zhou on March 26, 2008, and released another $1.8 million in cash to the INTAC Legacy Businesses. The additional 0.5 shares were sold to the institutional buyers for $1.8 million pursuant to the Stock Purchase Agreement.

Each share of our common stock entitles its holder to one voting right.

Stock Based Compensation

Under the 2006 Equity Incentive Plan adopted April 13, 2006 (the “Plan”), HSWI authorized 8,000,000 shares for grant as part of a long term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plan have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

On August 23, 2006, we granted stock options covering 6,337,500 shares, (the “2006 Grants”) at an exercise price of $6.50.  Of the 6,337,500 shares subject to the options granted, 2,000,000 vested on the date of grant, 2,000,000 vest on the date of the second anniversary date of the grant date, 600,000 vested over the period from August 23, 2006 to June 4, 2007, and 1,737,500 vest over three years.

On October 10, 2007, we granted stock options covering 730,000 shares, (the “2007 Grants”) at an exercise price of $7.10 per share.   Of the 730,000 shares subject to the options granted, 218,889 vested on the date of grant, 319,444 vest monthly over the period from date of grant through August 23, 2009, 76,667 vest annually over two years ending August 23, 2009, 40,000 vest annually over three years ending April 23, 2010, 50,000 vest annually over three years ending October 10, 2010, and 25,000 vest annually over three years ending November 19, 2010.

On March 10, 2008, we granted stock options covering 12,000 shares, (the “2008 Grants”) at an exercise price of $4.26 per share.   The shares subject to these options vest monthly through March 10, 2011.

On March 10, 2008, HSWI granted 33,096 shares of restricted stock to four members of the Board of Directors. The grant date fair value was $4.26 per share. The restricted stock vests on December 31, 2008.

The per share fair value of the stock options granted, estimated on the date of the grant, was $3.37, $3.78 and $2.04 for the 2006 Grants, 2007 Grants and 2008 Grants, respectively.  We use the Black-Scholes options pricing model to value our options, using the assumptions in the following table.  Expected volatilities are based on the historical volatility of the stock combined with other factors.  The expected term of options represents the period of time that the options granted are expected to be outstanding. The risk-free rate of periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2008 Grant	2007 Grant	2006 Grant
Expected Volatility	50%	50%	50%
Expected Life in years	5.5	6	5.6
Dividend yield	0	0	0
Risk free interest rate	2.37%	4.49%	4.83%

In accordance with SFAS No. 123R, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  Stock-based compensation expense for the three months ended March 31, 2008 was approximately $1.3 million. Unrecognized compensation expense as of March 31, 2008, relating to non-vested stock options approximated $4.5 million and is expected to be recognized through 2009.  At March 31, 2008, no options have been exercised under the Plan.

A summary of stock option activity and related information as of March 31, 2008, and changes during the three months then ended is presented below:

Options	Number of options	Weighted average exercise price	Weighted average remaining contract term (yrs)	Aggregate intrinsic value
Outstanding at January 1, 2008	6,683,056	$6.56	8.8	—
Granted	12,000	4.26	—	—
Forfeited or Expired	(50,000)	7.10	—	—
Exercised	—	—	—	—
Total Outstanding at March 31, 2008	6,645,056	$6.55	8.5	$9,400
Options Exercisable at March 31, 2008	3,873,056	$6.55	8.5	—

The aggregate intrinsic value in the above tables represents the total pre-tax intrinsic value (the difference between the HSWI closing stock price on the last trading date of the periods presented and the exercise price, multiplied by the number of options).  The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The fair value of options vested during the three months ended March 31, 2008, is $1.3 million.

We assumed 500,000 INTAC stock options as part of the INTAC Merger and exchanged them for an equal amount of HSWI options.  All of these options were either already fully vested at the time of the merger or vested in full as a result of the INTAC Merger. Therefore, the fair value of the assumed options was treated as part of the purchase price and no related expense was recorded (see Note 2).  The per share fair value of our stock options issued in exchange for all of INTAC’s options was estimated using the Black-Scholes options pricing model, resulting in a $0.04 to $0.39 fair value range per option (weighted average fair value options assumed is $0.33). The fair value of each option grant was estimated on the date of grant using the following assumptions: underlying stock price of $1.95; no dividend yield; expected volatility of 50%; risk-free interest rate of 5.0%; and, expected life of seven years.

Options	Number of options	Weighted average exercise price	Weighted average remaining contract term (yrs)	Aggregate intrinsic value
Outstanding at January 1, 2008	250,000	$5.49	2.8	$409,500
Forfeited or Expired	—	—	—	—
Exercised	—	—	—	—
Total Outstanding at March 31, 2008	250,000	$5.49	4.3	$231,000
Options Exercisable at March 31, 2008	250,000	$5.49	4.3	$231,000

In conjunction with merger, simultaneously with the assumption of the INTAC stock options and as discussed in Note 2, 500,000 warrants were issued to HSW on the same terms as the INTAC stock options with a provision that as the exchanged stock options are forfeited or expire, a similar amount of the warrants expire.  At March 31, 2008, there were 250,000 warrants outstanding.

On May 13, 2008, HSWI entered into a Separation Agreement with the Company’s Chief Financial Officer (“CFO”) in conjunction with the CFO’s desire to retire. This Agreement provides for the CFO to continue as an employee and officer of HSWI through July 31, 2008, and as a consultant for six months thereafter. The CFO will be paid a lump sum severance payment of $200,000 upon termination as an employee in accordance with his employment contract, and allow his stock options to remain exercisable for the full 10-year term notwithstanding his termination. The change in contractual term was accounted for as a modification under SFAS 123(R), which resulted in an additional $43,000 of stock-based compensation expense, which was recognized immediately as the options were fully vested.

Earnings per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three months ended March 31,
	2008	2007
Loss per share:
Loss from continuing operations	$(4,762,795)	$(2,886,785)
Loss from discontinued operations	(133,526)	—
Net loss	$(4,896,321)	$(2,886,785)

Weighted average shares outstanding	51,027,422	10

Basic and diluted loss per share
Loss from continuing operations	$(0.09)	$(288,679)
Loss from discontinued operations	—	—
Net loss	$(0.09)	$(288,679)

Weighted average shares outstanding	51,027,422	10

Dilutive stock options	—	—

Total common shares and dilutive securities	51,027,422	10

Stock options, restricted stock and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.

7. RELATED PARTY TRANSACTIONS

In August 2006, HSW Brazil entered into a 36 month services agreement with Administradora de Bens Capela (“Capela”), a Brazilian corporation, whereby Capela provides sales, business development, and operations personnel to our Brazilian subsidiary. Monthly fees for these services are $66,197 (U.S. Dollars). The terms of the agreement also provided to Capela 800,000 stock options at $6.50, the market value on the contract and grant date vesting over the three year contract period. These options are included in the options described in Note 6.

During 2006, we entered into six unsecured notes payable with Capela that had various maturity dates in 2007. Interest on these loans was based on the Interbank Certificate of Deposit rate plus 0.3% through 0.5%. As of March 31, 2007, the balance of the notes payable outstanding was $195,848, including accrued interest. The notes payable balance of was paid in full in 2007 and accordingly, there is no note payable outstanding at March 31, 2008.

Capela was deemed an affiliate due to an ownership interest in HSW, indirectly our largest shareholder.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Form 10-Q. This Form 10-Q contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, and the effects of general industry and economic conditions and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the SEC.

Business Overview and Recent Events

We were formed on March 14, 2006 as a wholly owned subsidiary of Howstuffworks, Inc. (“HSW”) in order to (i) develop exclusive digital publishing rights to HSW’s content for the countries of China and Brazil, and (ii) to effect the INTAC Merger . Our ongoing primary focus is to become an international online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s emerging digital economies with locally relevant, high quality content.

The INTAC Merger

The INTAC Merger was done to assist in the development of our digital content database exclusively licensed from HSW by (i) accelerating our obtaining Internet licenses in China for launching our Internet platform, (ii) obtaining INTAC’s knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China, and (iii) providing additional cash flow from INTAC’s established businesses. These established businesses included services related to wireless telephone training and the development and sale of educational software delivered to customers in China (“INTAC Legacy Businesses”). As discussed below, the INTAC Legacy Businesses were subsequently disposed.

Prior to the consummation of the merger with INTAC, we had only limited assets and operations incident to our formation and in preparation for the merger with INTAC and subsequent business.

On October 2, 2007, we completed the INTAC Merger and related transactions pursuant to which:

•                  HSW contributed to us, in exchange for our common stock, perpetual, fully paid up, royalty-free exclusive digital publishing rights to HSW’s existing content for the countries of China and Brazil which we are translating and localizing into the predominant languages of China and Brazil.

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

•                  In connection with and as a condition of the INTAC Merger, INTAC sold its wireless handset and prepaid calling cards distribution businesses (“distribution companies”), to an entity controlled by Mr. Zhou, in exchange for 3.0 million shares of our common stock held by Mr. Zhou. The 3.0 million shares of our common stock were recorded as treasury shares valued at cost as determined by a third party valuation.

As more fully discussed in Note 2 to the consolidated financial statements included in this Form 10-Q, the preliminary allocation of the purchase price of $47.9 million resulted in approximately $29.0 million of goodwill primarily from our expectations that we could utilize INTAC’s knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China. However, as discussed below, we decided to dispose of the entire INTAC Legacy Businesses subsequent to December 31, 2007.

HSW Merger with Discovery Communications, LLC.

In December 2007, HSW was acquired by Discovery Communications, LLC and became a wholly owned subsidiary of Discovery. As a result, certain of our contributions from HSW were modified. At March 31, 2008, Discovery, through its wholly owned subsidiary HSW, owned approximately 42.8% of our outstanding common stock.

Our Operations

Our initial focus in the online publishing market will be the online publishing of localized, translated Chinese and Brazilian editions of the HowStuffWorks Internet site, utilizing strategies based on those employed by HSW, as tailored to the needs of each localized market.

We launched our Brazilian website in March 2007. At March 31, 2008, we had approximately 4,200 articles that were either (i) articles from the HSW content database translated from English to Portuguese, or (ii) originally created content. The web site address is http://hsw.uol.com.br/. We are in the early development of our business strategy in Brazil as we continue to expand by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HSW, and (iii) refining local marketing strategies. Although initial traffic has been strong with monthly page views averaging 3.3 million in the first quarter of 2008, only $44,837 of revenue has been earned during the first quarter of 2008.

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

Sale of the INTAC Legacy Businesses (Discontinued Operations) and Related Transactions

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

We had originally estimated when deciding to acquire the INTAC Legacy Businesses that in addition to accelerating our obtaining Internet licenses in China for launching our Internet platform, INTAC would provide us (i) further knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platform in China, and (ii) additional cash flow from INTAC’s established businesses. Following the underperformance of the INTAC Legacy Businesses in the fourth quarter of 2007, that resulted in short-term negative cash flow from these operations and a change-in-control of our business through the acquisition of our largest shareholder HSW, by Discovery, we reconsidered the potential risk of excessive consumption of short-term cash and management resources by our acquired non-core INTAC Legacy Businesses and refined our strategic direction.

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

At December 31, 2007, we recognized in loss from operations before income taxes in the statement of operations, a preliminary goodwill write off of approximately $22.5 million related to the February 29, 2008, INTAC Legacy disposition. During the three months ended March 31, 2008, we recognized a loss of $133,526, which has been recorded as discontinued operations in the accompanying consolidated financial statements. All the goodwill resulting from the INTAC acquisition was included in the INTAC Legacy Businesses when we determined the potential write off, because such operations had not been integrated with our online publishing segment prior to our decision to dispose of the INTAC Legacy Businesses.

On February 29, 2008, we completed the sale of the INTAC Legacy Businesses. The INTAC Legacy Businesses were sold to China Trend Holdings Ltd., a British Virgin Islands corporation that is owned by Mr. Zhou, CEO, director and significant stockholder of INTAC prior to the INTAC Merger in October 2007. Mr. Zhou was also on our board of directors from October 2007 to December 2007. In accordance with the share purchase agreement with China Trend Holdings, we were to receive 5.0 million of our common shares owned by Mr. Zhou. In addition, as a condition to the February 29, 2008, INTAC Legacy Businesses disposition, the INTAC Legacy Businesses were to include $4.5 million in cash at closing.

At the February 29, 2008, INTAC Legacy Businesses disposition, we received only 4.5 million shares of our common stock from Mr. Zhou and accordingly, we only funded the INTAC Legacy Businesses with $2.7 million in cash. Mr. Zhou delivered his additional 0.5 million shares of our common stock to us on March 26, 2008, and on March 31, 2008, we released another $1.6 million in cash to the INTAC Legacy Businesses ($1.8 million for the stock received net of an estimated $0.2 million withheld for disposition expenses). At March 31, 2008, all of HSWI’s assets are now in our core Internet businesses and the sole asset we retained from the INTAC Merger is the Internet licenses intangible we are using to enter the Chinese markets.

On February 15, 2008, we entered into a stock purchase agreement where we agreed to sell and two qualified institutional buyers agreed to purchase the 5.0 million shares of our common stock received from the INTAC Legacy Businesses disposition at a purchase price of $3.68 per share. Simultaneously with the February 29, 2008 disposition, we sold the 4.5 million shares we received to the institutional buyers. Subsequently on March 26, 2008, we sold the additional 0.5 million shares from Mr. Zhou to the institutional buyers.

Results of Operations

Prior to the consummation of the merger with INTAC, we had only limited assets and operations incident to our formation and in preparation for the merger with INTAC and subsequent businesses.

The following table sets forth of our operations for the three months ended March 31, 2008 and March 31, 2007. As discussed in Notes 1, 2, and 3 to the consolidated financial statements included in this Form 10-Q, HSWI merged with INTAC International Inc. on October 2, 2007, and the INTAC Legacy Businesses were subsequently disposed on February 29, 2008. Following the disposition, the primary assets we retain from INTAC are the indefinite - lived Internet licenses intangible and no revenue was realized from this asset in 2007 or 2008.

	Three Months Ended March 31,
	2008	2007
Operating revenue
Digital online publishing	$44,837	$—

Cost of services	325,272	—

Gross loss	(280,435)	—

Operating Expenses
Selling, general and administrative	4,546,107	2,879,937
Depreciation and amortization	28,160	4,378
Total operating expenses	4,574,267	2,884,315

Loss from continuing operations before other income (expense) and income taxes	(4,854,702)	(2,884,315)

Other income (expense)
Interest income	91,907	—
Other (expense)	—	(2,470)
Total other income (expense)	91,907	(2,470)

Loss from continuing operations before income taxes	(4,762,795)	(2,886,785)

Income taxes	—	—

Loss from continuing operations	(4,762,795)	(2,886,785)

Loss from discontinued operations, net of income taxes	(133,526)	—

Net loss	$(4,896,321)	$(2,886,785)

Revenue

Revenue for the three months ended March 31, 2008 of approximately $45,000 was generated in Brazil. For the three months ended March 31, 2008, approximately 22% of revenue was generated from paid-for impression advertising and 78% was generated from pay for performance ads. There was no China digital online publishing revenue during the three months ended March 31, 2008 as the website in China has not yet been launched. No revenue was generated during the three months ended March 31, 2007.

Cost of Services

Cost of services includes the ongoing third party translation costs incurred by third party vendors for services of translating, localizing, and enhancing articles in English to Portuguese and Mandarin Chinese. Portuguese article translation costs totaled $229,000 and Chinese translation costs totaled $96,000 for the three months ended March 31, 2008, respectively.  Due to the fact that we had little or no operations during three month period ended March 31, 2007, we incurred no cost of services for that time period.

Operations—Selling, General and Administrative Expenses

Our total selling, general and administrative expenses increased by $1.7 million to $4.5 million for the three months ended March 31, 2008 from the comparable period in 2007. The increase is primarily attributable to increased costs relating to the launching of the Brazil website, the preparation for entering the China market, and the increased costs of becoming a public company. These increases over 2007 are comprised of $825,000 in personnel related costs, $20,000 in facility costs, and $1.2 million in professional fees related to being public which should not reoccur to this magnitude in future periods. These increases are partially offset by a $545,000 decrease in stock-based compensation expense.

Other Income (Expense)

Other income (expense) increased $94,000 for the three months ended March 31, 2008, compared to the comparable period in 2007. The increase in interest income reflects an increase in cash on hand resulting from the sale of our stock to the institutional investors.

Discontinued Operations - INTAC Legacy Businesses

The discussion that follows relates to the INTAC Legacy Businesses results of operations for the three months ended March 31, 2008. Revenue of approximately $39,000 are for services related to wireless telephone training and the development and sale of educational software in China. The cost of such revenue, approximately $28,000, is primarily comprised of service fees paid for the provision of software training and technological services and amortization of the software.

Product development costs of $312,000 are primarily from the development, production and delivery of our career development services, including salaries and facility costs. Selling, general and administrative expenses of $177,000 are primarily occupancy, insurance costs and personnel related expenses.

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

Revenue Recognition

Online publishing revenue is generally recognized as visitors are exposed to or react to advertisements on our website. Revenue is generated from advertising in the form of sponsored links and image ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, we earn revenue based on the number of clicks associated with such ad. In the paid-for-impression model (sponsorships), revenue is derived from the display of ads.

We recognize revenue when the service has been provided, and the other criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” have been met; namely, the fees we charge are fixed or determinable, we and our advertisers understand the specific nature and terms of the agreed-upon transactions and the collectability is reasonably assured.

Stock-Based Compensation

Under the Plan, HSWI authorized 8,000,000 shares for grant as part of a long term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plan have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant. As of March 31, 2008, no options had been exercised under the Plan.

We account for stock based compensation in accordance with SFAS 123R which requires us to recognize expense related to the fair value of our stock-based compensation awards.

SFAS 123R requires the use of a valuation model to calculate the fair value of the stock based awards. We have elected to use the Black-Scholes options pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123. We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods. Stock-based compensation expense was $1.3 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

Liquidity and Capital Resources

Our core Internet publishing platforms in Brazil and China are our only remaining businesses subsequent to the February 29, 2008 INTAC Legacy Businesses disposition and are in the early development of our strategy. We launched our Brazilian Internet platform in March 2007. At March 31, 2008, we had approximately 4,200 articles and we will continue to expand the platform by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the digital data base with translated content, and (iii) refining local marketing strategies.

We expect to deploy our Internet platform in China in mid-2008. We have hired Chinese personnel and in 2008 will hire additional Chinese personnel to translate and localize our content for the China online publishing business as well as adding original proprietary digital content designed to meet the information needs of the Chinese online community.

We also intend to assemble a library of digital content and license it to various customers, including HSW in territories outside of our markets. It is anticipated that this content will include originally authored content as well as content acquired from other parties.

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

Due to the start up nature of the online publishing segment of HSWI, no revenue was recorded in the three months ended March 31, 2007. For the three months ended March 31, 2008, HSWI recorded approximately $45,000 in revenue primarily related to our operations in Brazil.

As of March 31, 2008, our cumulative losses were $57.1 million which included non -cash expenses of $18.3 million for stock-based compensation. We used a significant amount of the $21.0 million net proceeds from the October 2, 2007, sale of stock to pay transaction costs, to pay off advances from HSW, and to fund operations.  As discussed above, in the first quarter of 2008, we received $33.4 million before expenses from the sale of our stock. We believe the proceeds from the sale of our stock in early 2008 will provide us sufficient working capital to establish our operations in Brazil and China and provide sufficient working capital through the next twelve months.

Cash flows from operations

Cash and cash equivalents was $31.0 million at March 31, 2008, compared to $3.6 million at December 31, 2007. The increase in cash is primarily attributable to sale of our stock to certain institutional investors during the first quarter of 2008.

Our net cash used in continuing operating activities in the three months ended March 31, 2008 increased by $2.0 million compared to the same period ended March 31, 2007.  The increase was due to the increased net losses for the period.  Net cash used in discontinued operating activities was $0.5 million for the three months ended March 31, 2008.

Cash used in investing activities

During the three months ended March 31, 2008, cash used in investing activities was $4.7 million.   Cash used in investing activities during the three months ended March 31, 2008 reflects the purchases of property and equipment as well as cash used in conjunction with the sale of our INTAC Legacy Businesses.

Cash flows from financing activities

For the three months ended March 31, 2008, net cash provided by financing activities was approximately $35.2 million versus $0.8 million for the three months ended March 31, 2007.  The significant increase in the three months ended March 31, 2008 relates to the proceeds we received from the sale of our common stock during the first quarter.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenue and expenses, which are translated at average exchange rates during each reporting period.  Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders’ equity titled “accumulated other comprehensive income (loss)”.  Generally, our foreign expenses are denominated in the same currency as the associated foreign revenue and at this stage of development the exposure to rate changes is minimal.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At March 31, 2008, 98% of our cash was denominated in U.S. dollars.  The amount of cash at March 31, 2008 denominated in Brazilian Reais, Chinese Rehminbi or Hong Kong Dollars comprised the remaining 2%.  All our cash is placed with financial institutions we believe are of high credit quality.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not material.  We do not use financial instruments for trading purposes.  The net assets of our foreign operations at March 31, 2008, were approximately $0.5 million.

We have not entered into long-term agreements or borrowing arrangements with third parties under which any amounts were outstanding during 2008.  Therefore, we do not believe there is any material exposure to market risk changes in interest rates.

We do not use any derivative financial instruments to mitigate any of our currency risks.  We do not currently have any credit facilities and therefore are not subject to interest rate risk.  Due to the nature of our short-term investments and our lack of debt, we have concluded that we face no material market risk exposure.  Therefore, no quantitative tabular disclosures are required.

Item 4T.  Control Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including our Vice Chairman (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation and subject to the foregoing, our Vice Chairman and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

The Company’s management, including the Vice Chairman and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of one or more persons.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

There was no change in our internal control over financial reporting in the quarter ended March 31, 2008 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Other Information.

On May 13, 2008, we entered into a Separation Agreement with J. David Darnell, our Chief Financial Officer.  The agreement provides for Mr. Darnell to continue as an employee and officer of HSWI through July 31, 2008, and as a consultant for six months thereafter.  We will pay Mr. Darnell a lump sum severance payment of $200,000 upon termination as an employee in accordance with his employment contract, and allow his stock options to remain exercisable for their full 10-year term notwithstanding his termination.  Mr. Darnell’s termination was not caused by, and there has not been, any disagreement between him and HSWI over financial, accounting, operational or any other matter.  He has decided to retire and HSWI thanks him for his service and wishes him well.  A copy of Mr. Darnell’s agreement is attached hereto as Exhibit 10.22.

Item 6. Exhibits.

Exhibit 2.4 ¥	Share Purchase Agreement between INTAC International, Inc. and Wei Zhou, dated February 15, 2008.

Exhibit 10.21 ¥	Stock Purchase Agreement between HSW International, Inc. and the investors named therein, dated February 15, 2008.

Exhibit 10.22	Separation Agreement with J. David Darnell dated May 13, 2008 (filed herewith).

Exhibit 31.1	Certification of Vice Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32 *	Certifications of Vice Chairman and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of the Section nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

¥ Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSW INTERNATIONAL, INC.

Date: May 15, 2008	By:	/s/ J. David Darnell
J. David Darnell
Chief Financial Officer