Form 10-Q
period 2008-06-30
HSW International, Inc.
filed 2008-08-14
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

404-974-2710

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

Yes ☐  No ☒

At August 14, 2008, the number of common shares outstanding was 53,638,784.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(expressed in U.S. Dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$27,679,355	$3,476,673
Trade accounts receivable	17,972	23,212
Prepaid expenses and other current assets	707,985	942,588
Assets held for sale	—	19,988,029
Total current assets	28,405,312	24,430,502

Property and equipment, net	662,992	293,182
Other assets	—	21,476
Licenses to operate in China	10,000,000	10,000,000
Other intangibles, net	23,832	—

Total assets	$39,092,136	$34,745,160

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$603,335	$537,418
Accrued expenses and other current liabilities	562,650	561,247
Advances from shareholder and affiliate	126,891	72,927
Liabilities held for sale	—	6,163,131
Total current liabilities	1,292,876	7,334,723

Deferred tax liability	2,500,000	2,500,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 53,608,015 and 49,306,107 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	53,608	49,306
Additional paid-in-capital	96,671,234	85,980,746
Accumulated other comprehensive (loss) income	(40,978)	112,291
Retained deficit	(61,384,604)	(52,245,064)
Less: cost of treasury stock, 3,000,000 shares in 2007	—	(8,986,842)
Total stockholders’ equity	35,299,260	24,910,437
Total liabilities and stockholders’ equity	$39,092,136	$34,745,160

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating revenue
Digital online publishing	$30,841	$32,674	$75,678	$32,674
Sales to affiliates	97,148	—	97,148	—
Total revenue	127,989	32,674	172,826	32,674

Cost of services	240,683	545,506	565,955	545,506

Gross loss	(112,694)	(512,832)	(393,129)	(512,832)

Operating expenses
Selling, general and administrative (including stock-based compensation expense of $1,561,704 and $1,648,697 for the three months ended June 30, 2008 and 2007, respectively, and $2,852,025 and $3,502,042 for the six months ended June 30, 2008 and 2007, respectively)	4,239,175	2,760,319	8,785,282	5,642,725
Depreciation and amortization	56,702	5,133	84,862	9,511
Total operating expenses	4,295,877	2,765,452	8,870,144	5,652,236

Loss from continuing operations before other income (expense) and income taxes	(4,408,571)	(3,278,284)	(9,263,273)	(6,165,068)

Other income (expense)
Interest income	165,352	—	257,259	—
Interest expense	—	(19,871)	—	(19,871)
Total other income (expense)	165,352	(19,871)	257,259	(19,871)

Loss from continuing operations before income taxes	(4,243,219)	(3,298,155)	(9,006,014)	(6,184,939)

Income taxes	—	—	—	—

Loss from continuing operations	(4,243,219)	(3,298,155)	(9,006,014)	(6,184,939)

Loss from discontinued operations, net of income taxes	—	—	(133,526)	—

Net loss	$(4,243,219)	$(3,298,155)	$(9,139,540)	$(6,184,939)

Basic and diluted loss per share
Loss from continuing operations	$(0.08)	$(329,816)	$(0.17)	$(618,494)
Loss from discontinued operations	—	—	—	—
Net loss per share	$(0.08)	$(329,816)	$(0.17)	$(618,494)

Basic and diluted weighted average shares outstanding	53,574,919	10	52,301,171	10

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(expressed in U.S. Dollars)

	Six Months Ended June 30,
	2008	2007

Cash flows from continuing operating activities:
Net loss from continuing operations	$(9,006,014)	$(6,184,939)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	84,862	9,511
Stock-based compensation	2,852,025	3,502,042
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	5,240	(16,475)
Prepaid expenses and other current assets	148,540	192,394
Accounts payable, accrued expenses, and other liabilities	461,563	330,660

Net cash used in continuing operating activities	(5,453,784)	(2,166,807)

Cash flows from discontinued operating activities:
Net loss from discontinued operations	(133,526)	—
Adjustments to reconcile net loss from discontinued operations to net cash used in discontinued operating activities:
Depreciation and amortization	170,475	—
Gain on sale of businesses	(343,990)	—
Changes in operating assets and liabilities from discontinued operations:
Accounts receivable	31,030	—
Prepaid expenses and other current assets	(56,419)	—
Accounts payable, accrued expenses, and other liabilities	(189,000)	—

Net cash used in discontinued operating activities	(521,430)	—

Net cash used in operating activities	(5,975,214)	(2,166,807)

Cash flows from investing activities:
Purchases of property and equipment	(454,573)	(79,950)
Sale of INTAC Legacy Businesses	(4,500,000)	—
Merger related costs, net	(107,027)	—
Other assets	—	(19,771)

Cash used in investing activities	(5,061,600)	(99,721)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	35,229,607	—
Proceeds of advance from shareholder	—	2,175,431

Cash provided by financing activities	35,229,607	2,175,431

Net change in cash and cash equivalents	24,192,793	(91,097)
Impact of currency translation on cash	(153,269)	13,765
Cash and cash equivalents at beginning of period, including $163,158 reclassified to assets held for sale	3,639,831	233,262

Cash and cash equivalents at end of period	$27,679,355	$155,930

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(continued)

(expressed in U.S. Dollars)

	Six Months Ended June 30,
	2008	2007

Supplemental disclosure of cash flow information
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Other non-cash financing and investing activities
Receipt of shares for sale of INTAC Legacy Businesses	$18,400,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

HSW International, Inc. (the “Company”, or “HSWI” or “we”, or “our”), is a Delaware corporation that was formed on March 14, 2006, as a wholly owned subsidiary of HowStuffWorks, Inc. (“HSW”) in order to (i) develop businesses using exclusive digital publishing rights to HSW’s content for the countries of China and Brazil, and (ii) to effect the merger with INTAC International, Inc. (“INTAC”) (the “INTAC Merger”).

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

In June 2008, we entered China’s online publishing market utilizing a combination of the contributed assets from HSW with the benefit of INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses.  We currently maintain offices in China, Brazil, and Atlanta, Georgia, our corporate headquarters.

Prior to the INTAC Merger and related financing transactions our sole shareholder was HSW, a privately-held online publishing company founded in 1999 that provides objective and useful information for people to learn about the world around them and make informed decisions.  HSW’s website, HowStuffWorks.com, offers in-depth, easy-to-understand explanations, expert product reviews, comprehensive buying guides and informational videos, simplifying thousands of topics in the areas of health, science, travel, automotive, electronics, consumer products and many other areas.  On December 17, 2007, HSW, our largest shareholder, merged with Discovery Communications, LLC (“Discovery”) becoming a wholly-owned subsidiary of Discovery.  As of June 30, 2008, Discovery, through its wholly-owned subsidiary, HSW, owned approximately 42.8% of our outstanding common stock.  HSW remains based in Atlanta, Georgia.

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

On February 29, 2008, based on an increased focus on our Internet based publishing segment, we disposed of all INTAC’s remaining legacy businesses which included services related to wireless telephone training and the development and sale of educational software in China (“INTAC Legacy Businesses”).  Following the disposition, the sole asset retained from the INTAC acquisition is the Internet licenses intangible we used to enter the Chinese market.  The operations from the INTAC Legacy Businesses have been reflected as discontinued operations in our consolidated financial statements.  All intercompany balances and transactions have been eliminated.

Our core Internet publishing platforms in Brazil and China are our only business segment subsequent to the February 29, 2008, disposition of the INTAC Legacy Businesses.  These platforms are in the early development stage.   We launched our Brazilian Internet website in March 2007.  At June 30, 2008, we had approximately 4,600 articles that were either (i) articles from the HSW content database translated from English to Portuguese, or (ii) originally created content.  We will continue to expand the website by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HSW, and (iii) refining local marketing strategies.

We launched our Internet website in China in June 2008.  We have hired Chinese personnel, received licenses to do business in China through the INTAC Merger and we have translated and localized our content for the China online publishing business.  We also intend to generate revenue by assembling our own library of digital content (including originally authored content and content that has been acquired from third parties) for our own use and for licensing to various customers, including HSW, in territories outside of our markets.

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

In the INTAC acquisition we also obtained two legacy businesses - services related to wireless telephone training and the development and sale of educational software delivered to customers in China.  However, due to (i) an increased focus of our management and resources on our primary Internet publishing business, (ii) a change of control in our majority ownership leading to further refinement in our strategies, and (iii) an under performance of the INTAC Legacy Businesses subsequent to the INTAC Merger, we sold these legacy businesses on February 29, 2008 (see Note 3).  Following the disposition the sole asset we retained from the INTAC acquisition was the Internet Licenses intangible we used to enter the China market in June 2008.

The purchase price at October 2, 2007, consisted of the following (dollars in thousands):

Exchange of 19,940,727 HSWI common shares for all INTAC shares outstanding included $100 of fair value for options assumed	$38,988
Direct acquisition costs	1,774
Other	47
40,809
Net liabilities assumed	3,037
Deferred tax liabilities	4,055
Total purchase price	$47,901

For convenience, we designated October 1, 2007, as the effective date for this acquisition.

We noted that SFAS 141, “Business Combinations” states that “the fair value of securities traded in the market is generally more clearly evident than the fair value of the acquired entity” and “that the quoted market price of a security issued to effect a business combination generally should be used to estimate the fair value of an acquired entity after recognizing possible effects of price fluctuations, quantities traded, issues costs and the like.”  However, HSWI as the acquirer was not publicly traded until after the merger with INTAC.  In addition we considered the unique facts and circumstances in the INTAC Merger, including HSWI’s limited historical operations; the transaction being a merger of equals; and lastly, using INTAC’s public stock price, and determined INTAC’s public stock price was also not at fair value of the equity security because, among other reasons, (i) the public stock price was affected by historical performance of the INTAC distribution business which was sold simultaneously with the Merger, (ii) the INTAC stock was thinly traded, and (iii) a majority of the stock was held by insiders.  As a result, we obtained an independent valuation, (using recognized valuation techniques) of our enterprise value post-merger to determine the fair value of our common stock issued for the INTAC common shares.

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

The purchase price allocation is based on estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed.  These estimates were arrived at utilizing recognized valuation techniques with the assistance of an independent valuation firm.  Goodwill of approximately $29.0 million resulted primarily from our expectation that we could utilize INTAC’s knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platform in China.  However, as discussed in Note 3, subsequent to December 31, 2007, we decided to dispose of all INTAC Legacy Businesses prior to our integrating INTAC with our online publishing segment.  Accordingly, all goodwill at December 31, 2007, along with all other intangibles and net assets acquired, except for the Internet Licenses intangible, was allocated to the INTAC Legacy Businesses in our determination of the appropriate carrying values of our acquired INTAC assets, considering our expected loss on disposition (see Note 3).  Goodwill is not expected to be deductible for tax purposes in the China.

The intangible assets, other than the indefinite lived goodwill, Internet licenses, and the vendor endorsement, are being amortized over their useful lives of 4.0 to 5.0 years with a weighted-average amortization period of 4.62 years. We recorded no in-process research and development related to this acquisition.

Following the disposition, the sole asset we retain from the INTAC Legacy Businesses is the Internet Licenses intangible that has an indefinite life and is not amortized and from which no revenue has been generated from the date of acquisition to June 30, 2008.  Therefore, any pro forma information assuming the acquisition of this remaining asset as of the beginning of the respective periods would provide no additional useful information.

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

We decided that it was critical that all our current resources be fully focused on expanding our Brazilian platform and the June 2008 launch of our Chinese Internet platform.  Although we believe we have benefited in the short-term from INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses, this refined strategic focus did not allow us the time required to realize the expected long-term synergies, embodied in our acquired INTAC goodwill, from INTAC’s knowledge of the Chinese markets, relationships, and core competencies.   In addition, we were provided with and acted on an opportunity to sell the unrelated INTAC Legacy Businesses for approximately their stand-alone appraised value, and through simultaneous sale of the treasury stock received, generate significant additional cash resources for investing into our core Internet businesses.

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

At the February 29, 2008, INTAC Legacy Businesses disposition, we received only 4.5 million shares of our common stock from Mr. Zhou and accordingly, we only funded the INTAC Legacy Businesses with $2.7 million in cash.  Mr. Zhou delivered his additional 0.5 million shares of our common stock to us on March 26, 2008, and on March 31, 2008, we released another $1.6 million in cash to the INTAC Legacy Businesses ($1.8 million for the stock received net of an estimated $0.2 million withheld for disposition expenses).  As of June 30, 2008, all of HSWI’s assets were in our core Internet businesses and the sole asset we retained from the INTAC Merger is the Internet Licenses intangible we used to enter the Chinese markets in June 2008.

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

As a result of this disposition, the operations of the INTAC Legacy Businesses have been segregated and reported as discontinued operations for all the periods presented in our consolidated statements of operations.  Since we had not acquired INTAC prior to October 2, 2007, comparative quarter discontinued operations is not presented. The results of discontinued operations for the six months ended June 30, 2008 are as follows:

Six Months Ended
June 30, 2008

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

The estimated goodwill write off due to disposition, based on the expected fair value resulting from disposition was preliminary at December 31, 2007.  Upon final disposition on February 29, 2008 proceeds received of $18.4 million of our common stock (including 500,000 shares received in March 2008) exceeded the net assets carrying value of $17.9 million by $0.5 million partially offset by our estimated disposition costs accrual of $0.1 million, resulting in a net recovery on disposition of $0.4 million in the quarter ended March 31, 2008.  The recovery primarily resulted from our operation of the disposed subsidiaries at a $0.5 million loss through the disposition date resulting in the carrying value of net assets and liabilities decreasing from normal activities such as depreciation and amortization, disbursements and cash receipts on accounts receivable. We recorded this net recovery of $0.4 million on disposition in the Loss from Discontinued Operations that partially offset the discontinued operations operating loss of $0.5 million.

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

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation:

The consolidated financial statements from continuing operations include the accounts of (1) HSWI, (2) our subsidiary HSW Brasil - Tecnologia e Informação Ltda. (“HSW Brazil”), (3) HSW (HK) Inc. Limited, (4) Bonet (Beijing) Technology Limited Liability Company, and (5) BoWenWang Technology (Beijing) Limited Liability Company.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.  The operations of the INTAC Legacy Businesses since October 2, 2007, the date of the INTAC Merger, through February 29, 2008, the date of INTAC Legacy Businesses disposition are reflected as discontinued operations, and the assets and liabilities for the year ended December 31, 2007, have been reclassified as “held for sale”.

All intercompany balances and transactions have been eliminated in consolidation.  During the periods reported, our revenue was derived primarily from advertising revenue from our Internet website in Brazil.   Net losses from HSW Brazil and China for the three months ended June 30, 2008, and 2007, were $0.8 million and $1.0 million, respectively.  Net losses from HSW Brazil and China for the six months ended June 30, 2008, and 2007, were $1.7 million and $1.6 million, respectively.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying interim consolidated financial statements for the three and six months ended June 30, 2008, and 2007, are unaudited.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.  Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2008.  You should read the unaudited consolidated financial statements in conjunction with Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as with HSWI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue Recognition Policies:

Online Publishing Revenue

Online publishing revenue is generally recognized as visitors are exposed to or react to advertisements on our website.  Revenue is generated from advertising in the form of sponsored links and image ads. This includes both pay-per-performance ads and paid-for-impression advertising.  In the pay-per-performance model, we earn revenue based on the number of clicks or other actions associated with such ads; in the paid-for-impression model, revenue is derived from the display of ads.

We recognize revenue when the service have been provided, and the other criteria set forth in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” have been met; namely, the fees we charge are fixed or determinable, we and our advertisers understand the specific nature and terms of the agreed-upon transactions and the collectability is reasonably assured.

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

Due to the start up nature of the online publishing segment of HSWI, revenue recorded for the three and six months ended June 30, 2008 was approximately $128,000 and $173,000, respectively.  Revenue recorded for the three and six months ended June 30, 2007 was approximately $33,000.

As of June 30, 2008, our cumulative losses were $61.4 million which included non cash expenses of $19.9 million for stock-based compensation.  We used a significant amount of the $21.0 million net proceeds from the October 2, 2007, sale of stock in the equity financing to pay transaction costs, to pay off advances from HSW, and to fund operations.   In the first quarter of 2008, we received an additional $33.4 million from the sale of our stock.   We believe the proceeds from the sale of our stock in our first quarter of 2008 will provide us sufficient working capital to establish our operations in Brazil and China and provide sufficient working capital for at least the next twelve months.

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

Reclassifications:

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Stock Based Compensation:

We account for stock based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) 123(R), Share-Based Payment, which requires us to recognize expense related to the fair value of our stock-based compensation awards.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of the stock based awards.  We have elected to use the Black-Scholes options pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS 123, Accounting for Stock-Based Compensation.  We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods.

Foreign Currency:

The functional currency of our international subsidiaries is the local currency, Reais in Brazil, Renminbi in China or Hong Kong dollars.  The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses.  Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.  Net gains and losses resulting from foreign exchange transactions are recorded in other expense, net.  Both currency translation and transaction losses during 2008 and 2007 were not material to our consolidated financial statements.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for non-financing assets and liabilities.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements as the Company had no financial assets other than cash and accounts receivable.

An associated pronouncement, SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, was also effective at the beginning of the Company’s 2008 fiscal year.  The Company has elected not to apply the fair value option to measure any of the financial assets and liabilities on its balance sheet not already valued at fair value under other accounting pronouncements.  These other financial assets and liabilities are primarily accounts receivable and accounts payable, which are reported at historical value.  The fair value of these financial assets and liabilities approximate their fair value because of their short duration.

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date.  SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date.  In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited.  We are currently evaluating the effect the implementation of SFAS 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.  SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  We are currently evaluating the effect the implementation of SFAS 160 will have on the consolidated financial statements.

5.  INCOME TAXES

The Company records income taxes pursuant to SFAS 109, Accounting for Income Taxes.  SFAS 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities.   As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered.  If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable.  In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks and taxable income in future years.  Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

No income tax benefit was recorded for the three and six months ended June 30, 2008 and 2007.  Our effective rate, which is 0%, differs from the statutory federal rate of 35% and 34% because of our lack of taxable income and because of an increase in the valuation allowance due to net operating losses.

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

We received the additional 0.5 million shares of our stock from Mr. Zhou on March 26, 2008, and released another $1.8 million in cash to the INTAC Legacy Businesses.  The additional shares were sold to the institutional buyers for $1.8 million pursuant to the Stock Purchase Agreement.

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

On March 10, 2008, we granted stock options covering 12,000 shares, at an exercise price of $4.26 per share.   These options vest monthly through March 10, 2011.

On May 28, 2008, we granted stock options covering 25,000 shares, at an exercise price of $3.80 per share.  These options vest monthly through May 28, 2011.  The March 10, 2008 and May 28, 2008 stock option grants are collectively the “2008 Grants”.

On March 10, 2008, HSWI granted 33,096 shares of restricted stock to four members of the Board of Directors.  The grant date fair value was $4.26 per share.  As of June 30, 2008, unrecognized compensation expense relating to non-vested restricted stock approximated $87,000 and is expected to be recognized during 2008.  The restricted stock vests on December 31, 2008.

The per share fair value of the stock options granted, estimated on the date of the grant, was $3.37 and $3.78 for the 2006 Grants and 2007 Grants, respectively, and a range of $1.98 to $2.04 for the 2008 Grants.  We use the Black-Scholes options pricing model to value our options, using the assumptions in the following table.  Expected volatilities are based on the historical volatility of the stock combined with other factors.  The expected term of options represents the period of time that the options granted are expected to be outstanding.  The risk-free rate of periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2008 Grant	2007 Grant	2006 Grant
Expected volatility	50%	50%	50%
Expected life in years	5.5	6	5.6
Dividend yield	—	—	—
Risk free interest rate	2.37% - 2.92%	4.49%	4.83%

In accordance with SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  Stock-based compensation expense for the three and six months ended June 30, 2008 was approximately $1.6 million and $2.9 million, respectively.  As of June 30, 2008, unrecognized compensation expense relating to non-vested stock options approximated $3.1 million and is expected to be recognized through 2011.  At June 30, 2008, no options had been exercised under this plan.

A summary of stock option activity and related information as of June 30, 2008, and changes during the six months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contract	intrinsic
Options	of options	price	term (yrs)	value
Outstanding at January 1, 2008	6,683,056	$6.56	8.8	—
Granted	37,000	3.95	—	—
Forfeited or expired	(50,000)	7.10	—	—
Exercised	—	—	—	—
Total outstanding at June 30, 2008	6,670,056	$6.54	8.3	$—
Options exercisable at June 30, 2008	3,948,056	$6.56	8.3	—

The aggregate intrinsic value in the above tables represents the total pre-tax intrinsic value (the difference between the HSWI closing stock price on the last trading date of the periods presented and the exercise price, multiplied by the number of options).  The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The fair value of options vested during the three and six months ended June 30, 2008, is $0.1 million and $1.4 million, respectively.

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

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contract	intrinsic
Options	of options	price	term (yrs)	value
Outstanding at January 1, 2008	250,000	$5.49	2.8	$409,500
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Total outstanding at June 30, 2008	250,000	$5.49	5.1	$—
Options exercisable at June 30, 2008	250,000	$5.49	5.1	$—

In conjunction with the merger, simultaneously with the assumption of the INTAC stock options and as discussed in Note 2, we issued warrants to purchase 500,000 shares of our common stock to HSW on the same terms as the INTAC stock options, with a provision that as the exchanged stock options are forfeited or expire, a similar amount of the warrants expire.  At June 30, 2008, there were 250,000 warrants outstanding.

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

On April 3, 2008, the Company extended the stock option term for a member of the Company’s board of directors who was also a former member of INTAC’s board of directors.  The options were extended from a 7-year term to a 10-year term.  The change in contractual term was accounted for as a modification under SFAS 123(R), which resulted in an additional $78,000 of stock-based compensation expense, which was recognized immediately as the options were fully vested.

Earnings per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Loss per share:
Loss from continuing operations	$(4,243,219)	$(3,298,155)	$(9,006,014)	$(6,184,939)
Loss from discontinued operations	—	—	(133,526)	—
Net loss	$(4,243,219)	$(3,298,155)	$(9,139,540)	$(6,184,939)

Weighted average shares outstanding	53,574,919	10	52,301,171	10

Basic and diluted loss per share
Loss from continuing operations	$(0.08)	$(329,816)	$(0.17)	$(618,494)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.08)	$(329,816)	$(0.17)	$(618,494)

Weighted average shares outstanding	53,574,919	10	52,301,171	10

Dilutive stock options	—	—	—	—

Total common shares and dilutive securities	53,574,919	10	52,301,171	10

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

During 2006, we entered into six unsecured notes payable with Capela that had various maturity dates in 2007.  Interest on these loans was based on the Interbank Certificate of Deposit rate plus 0.3% through 0.5%.  As of March 31, 2007, the balance of the notes payable outstanding was $195,848, including accrued interest.  The notes payable balance was paid in full in 2007 and accordingly, there is no note payable outstanding at June 30, 2008.

From time to time, Capela purchases advertising space on our Brazilian website “Como Tudo Functiona”.  The revenue associated with these transactions is classified as “Sales to Affiliates” in the accompanying consolidated financial statements.  The Company recognized $97,148 of revenue from affiliates during the six months ended June 30, 2008.

Capela was deemed an affiliate due to an ownership interest it had in HSW, indirectly our largest shareholder.

As of June 30, 2008, the Company has approximately $41,000 payable to China Trend Holdings Ltd., related to the INTAC Legacy Businesses disposition.  China Trend Holdings Ltd. is owned by Mr. Zhou, CEO, director and significant stockholder of INTAC prior to the INTAC Merger in October 2007.  Mr. Zhou was also on our board of directors from October 2007 to December 2007.  In accordance with the share purchase agreement, disposition expenses related to this transaction were to be split evenly between the Company and China Trend Holdings Ltd.  The Company withheld $200,000 of the purchase price to cover China Trend Holdings Ltd. estimated portion of disposition expenses.  As the Company makes disposition expense payments, half of those costs offset the advance from affiliate balance on the consolidated balance sheet.  Any remaining funds will be released to China Trend Holdings, Ltd. once all disposition expenses have been paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Form 10-Q.  This Form 10-Q contains forward-looking statements that are based upon current expectations.  We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, and the effects of general industry and economic conditions and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements.  We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007.

Business Overview and Recent Events

We were formed on March 14, 2006 as a wholly owned subsidiary of HowStuffWorks, Inc. (“HSW”) in order to (i) develop exclusive digital publishing rights to HSW’s content for the countries of China and Brazil, and (ii) effect the INTAC merger.  Our ongoing primary focus is to become an international online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s emerging digital economies with locally relevant, high quality content.

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

HSW Merger with Discovery Communications, LLC.

In December 2007, HSW was acquired by Discovery Communications, LLC and became a wholly owned subsidiary of Discovery.  As a result, certain of our contributions from HSW were modified.  At June 30, 2008, Discovery, through its wholly owned subsidiary HSW, owned approximately 42.8% of our outstanding common stock.

Our Operations

Our initial focus is online publishing of localized, translated Chinese and Brazilian editions of the HowStuffWorks Internet site, utilizing strategies based on those employed by HSW, as tailored to the needs of each localized market.

We launched our Brazilian website in March 2007.  At June 30, 2008, we had approximately 4,600 articles that were either (i) articles from the HSW content database translated from English to Portuguese, or (ii) originally created content.  The web site address is http://hsw.com.br/.  We are in the early development of our business strategy in Brazil as we continue to expand by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HSW, and (iii) refining local marketing strategies.  We recognized $127,989 and $172,826 of revenue during the second quarter and first half of 2008, respectively.

In June 2008, we entered the Chinese online publishing market and utilizing a combination of the licensed and sublicensed content that we recently received from HSW with the benefits of INTAC International, Inc.’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses.  The website address is http://bowenwang.com.cn.  We have hired Chinese personnel, received licenses to conduct certain business in China and translated and localized our content for the China online publishing business.

We also intend to generate revenue by assembling our own library of digital content (including originally authored content and content that has been acquired from third parties) for our own use and for licensing to various customers, including HSW, in territories outside of our markets.  We believe that both China and Brazil represent significant, growing markets for our initial online publishing strategy.

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

We decided that it was critical that all our current resources be fully focused on expanding our Brazilian platform and the June 2008 launch of our Chinese Internet platform.  Although we believe we have benefited in the short-term from INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses, this refined strategic focus did not allow us the time required to realize the expected long-term synergies, embodied in our acquired INTAC goodwill, from INTAC’s knowledge of the Chinese markets, relationships, and core competencies.  In addition, we were provided with and acted on an opportunity to sell the unrelated INTAC Legacy Businesses for approximately their stand-alone appraised value, and through simultaneous sale of the treasury stock received, generate significant additional cash resources for investing into our core Internet businesses.

At December 31, 2007, we recognized in loss from operations before income taxes in the statement of operations, a preliminary goodwill write off of approximately $22.5 million related to the February 29, 2008, INTAC Legacy disposition.  During the six months ended June 30, 2008, we recognized a loss of $133,526, which has been recorded as discontinued operations in the accompanying consolidated financial statements. All the goodwill resulting from the INTAC acquisition was included in the INTAC Legacy Businesses when we determined the potential write off, because such operations had not been integrated with our online publishing segment prior to our decision to dispose of the INTAC Legacy Businesses.

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

At the February 29, 2008, INTAC Legacy Businesses disposition, we received only 4.5 million shares of our common stock from Mr. Zhou and accordingly, we only funded the INTAC Legacy Businesses with $2.7 million in cash.  Mr. Zhou delivered his additional 0.5 million shares of our common stock to us on March 26, 2008, and on March 31, 2008, we released another $1.6 million in cash to the INTAC Legacy Businesses ($1.8 million for the stock received net of an estimated $0.2 million withheld for disposition expenses).  As of June 30, 2008, all of HSWI’s assets were in our core Internet businesses and the sole asset we retained from the INTAC Merger is the Internet licenses intangible we used to enter the Chinese markets in June 2008.

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

The following table sets forth our operations for the three and six months ended June 30, 2008 and 2007.  As discussed in Notes 1, 2, and 3 to the consolidated financial statements included in this Form 10-Q, HSWI merged with INTAC International Inc. on October 2, 2007, and the INTAC Legacy Businesses were subsequently disposed on February 29, 2008.  Following the disposition, the primary assets we retained from INTAC were the indefinite-lived Internet Licenses intangible and no revenue was realized from this asset in 2007 or through the six months ended June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating revenue
Digital online publishing	$30,841	$32,674	$75,678	$32,674
Sales to affiliates	97,148	—	97,148	—
Total revenue	127,989	32,674	172,826	32,674

Cost of services	240,683	545,506	565,955	545,506

Gross loss	(112,694)	(512,832)	(393,129)	(512,832)

Operating expenses
Selling, general and administrative	4,239,175	2,760,319	8,785,282	5,642,725
Depreciation and amortization	56,702	5,133	84,862	9,511
Total operating expenses	4,295,877	2,765,452	8,870,144	5,652,236

Loss from continuing operations before other income (expense) and income taxes	(4,408,571)	(3,278,284)	(9,263,273)	(6,165,068)

Other income (expense)
Interest income	165,352	—	257,259	—
Interest expense	—	(19,871)	—	(19,871)
Total other income (expense)	165,352	(19,871)	257,259	(19,871)

Loss from continuing operations before income taxes	(4,243,219)	(3,298,155)	(9,006,014)	(6,184,939)

Income taxes	—	—	—	—

Loss from continuing operations	(4,243,219)	(3,298,155)	(9,006,014)	(6,184,939)

Loss from discontinued operations, net of income taxes	—	—	(133,526)	—

Net loss	$(4,243,219)	$(3,298,155)	$(9,139,540)	$(6,184,939)

Revenue

Revenue for the three and six months ended June 30, 2008 of approximately $128,000 and $173,000, respectively, was generated in Brazil.  For the six months ended June 30, 2008, approximately 63% of revenue was generated from paid-for impression advertising and 37% was generated from pay for performance ads.  There was no China digital online publishing revenue during the three and six months ended June 30, 2008 as the website in China was launched in June 2008.

Cost of Services

Cost of services includes the ongoing third party translation costs incurred by third party vendors for services of translating, localizing, and enhancing articles in English to Portuguese and Mandarin Chinese.  Portuguese article translation costs totaled $221,000 and $443,000 and Chinese translation costs totaled $20,000 and $116,000 for the three and six months ended June 30, 2008, respectively.

Operations - Selling, General and Administrative Expenses

Our total selling, general and administrative expenses increased by $1.5 million and $3.1 million for the three and six months ended June 30, 2008, respectively, from the comparable periods in 2007.  The increase is primarily attributable to increased costs of establishing our operations related to the Brazil website, and launching the China market, as well as additional costs incurred for operation as a public company.  These increases over the second quarter of 2007 are primarily comprised of $0.4 million in personnel related costs and $0.6 million in professional fees related to being a public company.  These increases over the first six months of 2007 are primarily comprised of $0.8 million in personnel related costs and $2.0 million in professional fees related to being a public company.  Some of the costs are related to our initial public company registration efforts and should not reoccur to this magnitude in future periods.  These increases are partially offset by an $87,000 and $650,000 decrease in stock-based compensation expense for the three and six months ended June 30, 2008, respectively, from the comparable 2007 periods.

Other Income (Expense)

Other income (expense) increased approximately $185,000 and $277,000 for the three and six months ended June 30, 2008, respectively, compared to the comparable periods in 2007.  The increase in interest income reflects an increase in cash on hand resulting from the sale of our stock to certain institutional investors.  The decrease in interest expense is due to full payment on an affiliated party loan during the second half of 2007.

Discontinued Operations - INTAC Legacy Businesses

The discussion that follows relates to the INTAC Legacy Businesses results of operations for the three months ended March 31, 2008.  Revenue of approximately $39,000 was for services related to wireless telephone training and the development and sale of educational software in China.  The cost of such revenue, approximately $28,000, is primarily comprised of service fees paid for the provision of software training and technological services and amortization of the software.

Product development costs of $312,000 are primarily from the development, production and delivery of our career development services, including salaries and facility costs.  Selling, general and administrative expenses of $177,000 are primarily occupancy, insurance costs and personnel related expenses.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  We believe that of our significant accounting policies, revenue recognition, stock-based compensation and long-lived assets, including goodwill and other intangible assets, may involve a high degree of judgment and complexity.

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

We recognize revenue when the service has been provided, and the other criteria set forth in Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, have been met; namely, the fees we charge are fixed or determinable, we and our advertisers understand the specific nature and terms of the agreed-upon transactions and the collectability is reasonably assured.

Stock-Based Compensation

Under the Plan, HSWI authorized 8,000,000 shares for grant as part of a long term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plan have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.  Additionally, during the first quarter of 2008, restricted shares were granted to certain members of our Board of Directors at the fair market value on the grant date.  As of June 30, 2008, no options had been exercised under the Plan.

We account for stock based compensation in accordance with SFAS 123(R) which requires us to recognize expense related to the fair value of our stock-based compensation awards.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of the stock based awards.  We have elected to use the Black-Scholes options pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS 123.  We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods.  Stock-based compensation expense was $1.6 million for the three months ended June 30, 2008 and 2007, and $2.9 million and $3.5 million for the six months ended June 30, 2008 and 2007, respectively.

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

In accordance with SFAS 142, Goodwill and Other Intangible Assets, we test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired.  SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Liquidity and Capital Resources

Our core Internet publishing platforms in Brazil and China are our only remaining businesses subsequent to the February 29, 2008 INTAC Legacy Businesses disposition and are in the early development of our strategy.  We launched our Brazilian Internet platform in March 2007.  At June 30, 2008, we had approximately 4,600 articles and we will continue to expand the platform by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the digital data base with translated content, and (iii) refining local marketing strategies.

We launched our Internet platform in China in June 2008.  We have hired Chinese personnel to manage our operations in Beijing and to translate and localize our content for the China online publishing business as well as adding original proprietary digital content designed to meet the information needs of the Chinese online community.

We also intend to assemble a library of digital content and license it to various customers, including HSW in territories outside of our markets.  It is anticipated that this content will include originally authored content as well as content acquired from other parties.

We expect to expend significant resources in launching, expanding and gaining market share for our Internet platforms in Brazil and China.  We believe that our current cash balance and expected cash generated from future operations will be more than sufficient to fund operations for the next twelve months.  If cash on hand and generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Due to the start up nature of the online publishing segment of HSWI, revenue recorded for the three and six months ended June 30, 2008 was approximately $128,000 and $173,000, respectively.  Revenue recorded for the three and six months ended June 30, 2007 was approximately $33,000.

As of June 30, 2008, our cumulative losses were $61.4 million, which included non-cash expenses of $19.9 million for stock-based compensation.  We used a significant amount of the $21.0 million net proceeds from the October 2, 2007, sale of stock to pay transaction costs, to pay off advances from HSW, and to fund operations.  As discussed above, in the first quarter of 2008, we received $33.4 million before expenses from the sale of our stock.

Cash flows from operations

Cash and cash equivalents was $27.7 million at June 30, 2008, compared to $3.5 million at December 31, 2007.  The increase in cash is primarily attributable to the sale of our stock to certain institutional investors during the first quarter of 2008.

Our net cash used in continuing operating activities during the six months ended June 30, 2008 increased by $3.2 million compared to the prior year period.  The increase was due to increased funding requirements to support our operations in Brazil and China.  Net cash used in discontinued operating activities was $0.5 million for the six months ended June 30, 2008.

Cash used in investing activities

During the six months ended June 30, 2008, net cash used in investing activities was $5.1 million compared to $0.1 million in the same period of 2007.  Cash used in investing activities during the six months ended June 30, 2008 reflects the purchases of property and equipment, as well as cash used in conjunction with the sale of our INTAC Legacy Businesses.

Cash flows from financing activities

For the six months ended June 30, 2008, net cash provided by financing activities was approximately $35.2 million versus $2.2 million for the comparable period of 2007.  The significant increase in the six months ended June 30, 2008 is a direct result of the proceeds we received from the sale of our common stock during the first quarter.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At June 30, 2008, 99% of our cash was denominated in U.S. dollars.  The remaining 1% was denominated in Brazilian Reais, Chinese Rehminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  The net assets of our foreign operations at June 30, 2008, were approximately $0.5 million.

We have not entered into long-term agreements or borrowing arrangements with third parties under which any amounts were outstanding during 2008.  Therefore, we do not believe we have any material exposure to market risk changes in interest rates.

We do not use any derivative financial instruments to mitigate any of our currency risks.  We do not currently have any credit facilities and therefore are not subject to interest rate risk.  Due to the nature of our short-term investments and our lack of debt, we have concluded that we face no material market risk exposure.  Therefore, no quantitative tabular disclosures are required.

Item 4T. Control Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including our Vice Chairman (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation and subject to the foregoing, our Vice Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

There was no change in our internal control over financial reporting in the quarter ended June 30, 2008 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders.

On May 13, 2008, we held our annual meeting of stockholders.  The following matters were considered and voted upon: (1) the election of seven directors, each to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified; and (2) a proposal to ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending December 31, 2008.

Only shareholders of record as of the close of business on April 14, 2008 were entitled to vote at the annual meeting.  As of April 14, 2008, 53,608,015 shares of common stock were outstanding and entitled to vote at the annual meeting.

Set forth below is the vote tabulation relating to the two items presented to the stockholders at the annual meeting:

(1)    The stockholders elected each of the seven nominees to the Board of Directors:

	For	Against
Jeffrey T. Arnold	37,340,796	20,186
Henry N. Adorno	37,340,796	20,186
Theodore P. Botts	37,353,116	7,866
Bruce Campbell	37,316,368	44,614
Boland T. Jones	37,353,116	7,866
Arthur Kingsbury	37,353,116	7,866
Kai-Shing Tao	37,353,116	7,866

(2)    The stockholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending December 31, 2008:

For	Against
37,360,982	—

Item 5. Other Information.

As previously disclosed, on May 13, 2008, we entered into a Separation Agreement with J. David Darnell, our Chief Financial Officer.  The agreement provided for Mr. Darnell to continue as an employee and officer of HSWI through July 31, 2008, and as a consultant for six months thereafter.  In conjunction with Mr. Darnell’s retirement, our Vice President of Finance, Shawn Meredith, age 39, succeeded Mr. Darnell as Chief Financial Officer as of August 12, 2008.  Ms. Meredith joined us in May 2008.  Prior to joining us, she was a consultant to and Corporate Controller for Network Communications, Inc., an internet-integrated media company and the largest national publisher of local printed and online magazines for the real estate market, from September 2005 to April 2008.  Ms. Meredith also held positions as vice president, finance and accounting for Medical Doctor Associates, from October 2004 to August 2005, and as an audit manager for PricewaterhouseCoopers LLP, from October 2001 to September 2004.  Ms. Meredith graduated from the University of Florida with a Bachelor of Science in Accounting and a Master of Accounting from Florida International University.  Ms. Meredith is a certified public accountant.

Item 6. Exhibits.

Exhibit 31.1	Certification of Vice Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32*	Certifications of Vice Chairman and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of the Section nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSW INTERNATIONAL, INC.

Date: August 14, 2008	By:	/s/ Shawn Meredith
Shawn Meredith
Chief Financial Officer