Form 10-Q
period 2008-09-30
HSW International, Inc.
filed 2008-11-14
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-33720
________________________________________

HSW INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1135689
(State of Incorporation)	(I.R.S. Employer
Identification Number)

One Capital City Plaza
3350 Peachtree Road, Suite 1600
Atlanta, GA  30326
(Address of principal executive offices, including zip code)

404-364-5823
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

At November 14, 2008, the number of common shares outstanding was 53,638,784.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	1
	Consolidated Statements of Operations for the three and nine months ended
	September 30, 2008 and 2007	2
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	3
	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4T.	Controls and Procedures	25

	PART II – OTHER INFORMATION

Item 6.	Exhibits	26

Signature		27

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$24,868,023	$3,476,673
Trade accounts receivable	35,493	23,212
Prepaid expenses and other current assets	684,756	942,588
Assets held for sale	—	19,988,029
Total current assets	25,588,272	24,430,502

Property and equipment, net	677,401	293,182
Licenses to operate in China	10,000,000	10,000,000
Other intangibles, net	19,766	—
Other assets	—	21,476

Total assets	$36,285,439	$34,745,160

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$573,323	$537,418
Accrued expenses and other current liabilities	541,639	561,247
Advances from shareholder and affiliate	113,288	72,927
Liabilities held for sale	—	6,163,131
Total current liabilities	1,228,250	7,334,723

Deferred tax liability	2,500,000	2,500,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 53,638,784 issued and outstanding at September 30, 2008, and 49,306,107 issued and 46,306,107 outstanding
and December 31, 2007	53,639	49,306
Additional paid-in-capital	97,860,892	85,980,746
Accumulated other comprehensive income	34,770	112,291
Retained deficit	(65,392,112)	(52,245,064)
Less: cost of treasury stock, 3,000,000 shares in 2007	—	(8,986,842)
Total stockholders’ equity	32,557,189	24,910,437
Total liabilities and stockholders’ equity	$36,285,439	$34,745,160

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating revenue
Digital online publishing	$11,056	$60,288	$86,734	$92,962
Sales to affiliates	105,180	—	202,328	—
Total revenue	116,236	60,288	289,062	92,962

Cost of services	224,861	365,374	790,816	910,880

Gross loss	(108,625)	(305,086)	(501,754)	(817,918)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $1,189,689 and $1,343,055
for the three months ended September 30, 2008 and 2007,
respectively, and $4,041,714 and $4,845,097 for the nine
months ended September 30, 2008 and 2007, respectively)	3,987,151	3,080,636	12,772,433	8,723,361
Depreciation and amortization	62,186	27,862	147,048	37,373
Total operating expenses	4,049,337	3,108,498	12,919,481	8,760,734

Loss from continuing operations before other income
(expense) and income taxes	(4,157,962)	(3,413,584)	(13,421,235)	(9,578,652)

Other income (expense)
Interest income	150,454	—	407,713	—
Interest expense	—	(11,156)	—	(31,027)
Total other income (expense)	150,454	(11,156)	407,713	(31,027)

Loss from continuing operations before income taxes	(4,007,508)	(3,424,740)	(13,013,522)	(9,609,679)

Income taxes	—	—	—	—

Loss from continuing operations	(4,007,508)	(3,424,740)	(13,013,522)	(9,609,679)

Loss from discontinued operations, net of income taxes	—	—	(133,526)	—

Net loss	$(4,007,508)	$(3,424,740)	$(13,147,048)	$(9,609,679)

Basic and diluted loss per share
Loss from continuing operations	$(0.07)	$(342,474)	$(0.25)	$(960,968)
Loss from discontinued operations	—	—	—	—
Net loss per share	$(0.07)	$(342,474)	$(0.25)	$(960,968)

Basic and diluted weighted average shares outstanding	53,574,919	10	52,728,853	10

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2008	2007

Cash flows from continuing operating activities:
Net loss from continuing operations	$(13,013,522)	$(9,609,679)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	147,048	37,373
Stock-based compensation	4,041,714	4,845,097
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	(12,281)	(26,791)
Prepaid expenses and other current assets	175,835	250,805
Accounts payable, accrued expenses, and other liabilities	396,936	665,969

Net cash used in continuing operating activities	(8,264,270)	(3,837,226)

Cash flows from discontinued operating activities:
Net loss from discontinued operations	(133,526)	—
Adjustments to reconcile net loss from discontinued operations to net cash used in discontinued operating activities:
Depreciation and amortization	170,475	—
Gain on sale of businesses	(343,990)	—
Changes in operating assets and liabilities from discontinued operations:
Accounts receivable	31,030	—
Prepaid expenses and other current assets	(56,419)	—
Accounts payable, accrued expenses, and other liabilities	(189,000)	—

Net cash used in discontinued operating activities	(521,430)	—

Net cash used in operating activities	(8,785,700)	(3,837,226)

Cash flows from investing activities:
Purchases of property and equipment	(531,167)	(96,712)
Sale of INTAC Legacy Businesses	(4,500,000)	—
Merger related costs, net	(107,027)	(75,000)
Other assets	—	(20,706)

Cash used in investing activities	(5,138,194)	(192,418)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	35,229,607	—
Proceeds of advance from shareholder	—	3,967,299

Cash provided by financing activities	35,229,607	3,967,299

Net change in cash and cash equivalents	21,305,713	(62,345)
Impact of currency translation on cash	(77,521)	(7,288)
Cash and cash equivalents at beginning of period, including $163,158
reclassified to assets held for sale	3,639,831	233,262

Cash and cash equivalents at end of period	$24,868,023	$163,629

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)
(expressed in U.S. Dollars)

	Nine Months Ended September 30,
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
September 30, 2008
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

Prior to the INTAC Merger and related financing transactions, our sole shareholder was HSW, a privately-held online publishing company founded in 1999 that provides objective and useful information for people to learn about the world around them and make informed decisions.  HSW’s website, HowStuffWorks.com, offers in-depth, easy-to-understand explanations, expert product reviews, comprehensive buying guides and informational videos, simplifying thousands of topics in the areas of health, science, travel, automotive, electronics, consumer products and many other areas.  On December 17, 2007, HSW, our largest shareholder, merged with Discovery Communications, LLC (“Discovery”) becoming a wholly-owned subsidiary of Discovery.  As of September 30, 2008, Discovery, through its wholly-owned subsidiary, HSW, owned approximately 42.8% of our outstanding common stock.  HSW remains based in Atlanta, Georgia.

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

Our core Internet publishing platforms in Brazil and China are our only business segment subsequent to the February 29, 2008, disposition of the INTAC Legacy Businesses.  These platforms are in the early development stage.   We launched our Brazilian Internet website in March 2007.  At September 30, 2008, we had approximately 5,000 articles that were either (i) articles from the HSW content database translated from English to Portuguese, or (ii) originally created content.  We will continue to expand the website by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HSW, and (iii) refining local marketing strategies.

We launched our Internet website in China in June 2008.  We have hired Chinese personnel, received licenses to do business in China through the INTAC Merger and we have translated and localized our content for the China online publishing business.  We also intend to generate revenue by assembling our own library of digital content (including originally authored content and content that has been acquired from third parties) for our own use and for licensing to various customers, including HSW, in territories outside of our markets.  In September 2008, we entered into a content license agreement with World Book, Inc. (“World Book”) whereby World Book granted to us a perpetual irrevocable limited license to publish World Book created content on the Internet.  World Book will create thousands of original Chinese-language articles providing information across a variety of topics by December 30, 2009.

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

The intangible assets, other than the indefinite lived goodwill, Internet licenses, and the vendor endorsement, were being amortized over their useful lives of 4.0 to 5.0 years with a weighted-average amortization period of 4.62 years. We recorded no in-process research and development related to this acquisition.

Following the disposition, the sole asset we retain from the INTAC Legacy Businesses is the Internet Licenses intangible that has an indefinite life and is not amortized and from which no revenue has been generated from the date of acquisition to September 30, 2008.  Therefore, any pro forma information assuming the acquisition of this remaining asset as of the beginning of the respective periods would provide no additional useful information.

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

At the February 29, 2008, INTAC Legacy Businesses disposition, we received only 4.5 million shares of our common stock from Mr. Zhou and accordingly, we only funded the INTAC Legacy Businesses with $2.7 million in cash.  Mr. Zhou delivered his additional 0.5 million shares of our common stock to us on March 26, 2008, and on March 31, 2008, we released another $1.6 million in cash to the INTAC Legacy Businesses ($1.8 million for the stock received net of an estimated $0.2 million withheld for disposition expenses).  As of September 30, 2008, all of HSWI’s assets were in our core Internet businesses and the sole asset we retained from the INTAC Merger is the Internet Licenses intangible we used to enter the Chinese markets in June 2008.

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

As a result of this disposition, the operations of the INTAC Legacy Businesses have been segregated and reported as discontinued operations for all the periods presented in our consolidated statements of operations.  Since we had not acquired INTAC prior to October 2, 2007, comparative quarter discontinued operations is not presented. The results of discontinued operations for the nine months ended September 30, 2008 are as follows:

Nine Months Ended
September 30, 2008

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

All intercompany balances and transactions have been eliminated in consolidation.  During the periods reported, our revenue was derived primarily from advertising revenue from our Internet website in Brazil.  Net losses from HSW Brazil and China for the three months ended September 30, 2008, and 2007, were $0.8 million and $1.0 million, respectively.  Net losses from HSW Brazil and China for the nine months ended September 30, 2008, and 2007, were $2.5 million and $2.6 million, respectively.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying interim consolidated financial statements for the three and nine months ended September 30, 2008, and 2007, are unaudited.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.  Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2008.  You should read the unaudited consolidated financial statements in conjunction with Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as with HSWI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Due to the start up nature of the online publishing segment of HSWI, revenue recorded for the three and nine months ended September 30, 2008 was approximately $116,000 and $289,000, respectively.  Revenue recorded for the three and nine months ended September 30, 2007 was approximately $60,000 and $93,000, respectively.

As of September 30, 2008, our cumulative losses were $65.4 million which included non cash expenses of $21.1 million for stock-based compensation and $22.5 million goodwill write-off related to the February 29, 2008 INTAC Legacy Businesses disposition.  We used a significant amount of the $21.0 million net proceeds from the October 2, 2007, sale of stock in the equity financing to pay transaction costs, to pay off advances from HSW, and to fund operations.   In the first quarter of 2008, we received an additional $33.4 million from the sale of our stock.   We believe the proceeds from the sale of our stock in our first quarter of 2008 will provide us sufficient working capital to establish our operations in Brazil and China and provide sufficient working capital for at least the next twelve months.

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

Foreign Currency:

The functional currency of our international subsidiaries is the local currency, Reais in Brazil, Renminbi in China or Hong Kong dollars.  The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses.  Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.  Net gains and losses resulting from foreign exchange transactions are recorded in selling, general and administrative expenses.  Both currency translation and transaction losses during 2008 and 2007 were not material to our consolidated financial statements.

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

No income tax benefit was recorded for the three and nine months ended September 30, 2008 and 2007.  Our effective rate, which is 0%, differs from the statutory federal rate of 35% and 34% because of our lack of taxable income and because of an increase in the valuation allowance due to net operating losses.

6.  STOCKHOLDERS’ EQUITY

Common Stock

As discussed in Note 1, on October 2, 2007, we completed the INTAC Merger and related transactions affecting our stockholders’ equity as follows:

•	We issued 22,940,717 and 22,940,727 shares of our stock to HSW and to INTAC shareholders, respectively.
•	Three million shares of common stock were recorded as treasury shares valued at cost, $9.0 million.
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

On March 10, 2008, we granted stock options covering 12,000 shares, at an exercise price of $4.26 per share.   These options vest annually over three years ending March 10, 2011.

On May 28, 2008, we granted stock options covering 25,000 shares, at an exercise price of $3.80 per share.  These options vest annually over three years ending May 28, 2011.

On August 12, 2008, we granted stock options covering 125,000 shares, at an exercise price of $3.25 per share.  Of the 125,000 shares subject to the options granted, 100,000 vest on January 31, 2009 subject to achieving certain performance criteria, and 25,000 vest annually over three years ending August 12, 2011.

On September 22, 2008, we granted stock options covering 350,000 shares, at an exercise price of $3.68 per share.  These options vest on May 31, 2009.  The March 10, 2008, May 28, 2008, August 12, 2008 and September 22, 2008 stock option grants are collectively the “2008 Grants”.

On March 10, 2008, we granted 33,096 shares of restricted stock to four members of the Board of Directors.  The grant date fair value was $4.26 per share.  The restricted stock vests on December 31, 2008.

On August 12, 2008, we granted 30,769 shares of restricted stock to six executives.  The grant date fair value was $3.25 per share.  The restricted stock grant vests on January 31, 2009, subject to achieving certain performance criteria.

As of September 30, 2008, unrecognized compensation expense relating to non-vested restricted stock approximated $115,000 and is expected to be recognized by January 31, 2009.

The per share fair value of the stock options granted, estimated on the date of the grant, was $3.37 and $3.78 for the 2006 Grants and 2007 Grants, respectively, and a range of $1.00 to $2.04 for the 2008 Grants.  We use the Black-Scholes options pricing model to value our options, using the assumptions in the following table.  Expected volatilities are based on the historical volatility of our stock and of similar entities.  The expected term of options represents the period of time that the options granted are expected to be outstanding.  We use the simplified method, or management’s judgment when unable to use the simplified method, to calculate expected term.  The risk-free rate of periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2008 Grants	2007 Grants	2006 Grants
Expected volatility	50% – 75%	50%	50%
Expected life in years	4.0 – 6.0	6.0	5.6
Dividend yield	—	—	—
Risk free interest rate	2.37% – 3.32%	4.49%	4.83%

In accordance with SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  Stock-based compensation expense for the three and nine months ended September 30, 2008 was approximately $1.2 million and $4.0 million, respectively.  As of September 30, 2008, unrecognized compensation expense relating to non-vested stock options approximated $2.5 million and is expected to be recognized through 2011.  At September 30, 2008, no options had been exercised under this plan.

A summary of stock option activity and related information as of September 30, 2008, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contract	intrinsic
Options	of options	price	term (yrs)	value
Outstanding at January 1, 2008	6,683,056	$6.56
Granted	512,000	3.59
Forfeited or expired	(50,000)	7.10
Exercised	—	—
Total outstanding at September 30, 2008	7,145,056	$6.35	7.9	$—
Options exercisable at September 30, 2008	6,028,056	$6.54	8.0	—

The grant date fair value of options vested during the three and nine months ended September 30, 2008, is $8.1 million and $8.6 million, respectively.

We assumed 500,000 INTAC stock options as part of the INTAC Merger and exchanged them for an equal amount of HSWI options.  All of these options were either already fully vested at the time of the merger or vested in full as a result of the INTAC Merger.  Therefore, the fair value of the assumed options was treated as part of the purchase price and no related expense was recorded (see Note 2).  The per share fair value of our stock options issued in exchange for all of INTAC’s options was estimated using the Black-Scholes options pricing model, resulting in a $0.04 to $0.39 fair value range per option (weighted average fair value options assumed is $0.33).  The fair value of each option grant was estimated on the date of grant using the following assumptions: underlying stock price of $1.95; no dividend yield; expected volatility of 50%; risk-free interest rate of 5.0%; and, expected life of seven years.  Subsequent to the merger, 250,000 INTAC stock options expired.  The following table provides a summary of the stock option activity of the remaining options as of September 30, 2008:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contract	intrinsic
Options	of options	price	term (yrs)	value
Outstanding at January 1, 2008	250,000	$5.49	2.8	$409,500
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Total outstanding at September 30, 2008	250,000	$5.49	5.0	$—
Options exercisable at September 30, 2008	250,000	$5.49	5.0	$—

The aggregate intrinsic value in the above tables represents the total pre-tax intrinsic value (the difference between the HSWI closing stock price on the last trading date of the periods presented and the exercise price, multiplied by the number of options).  The amount of aggregate intrinsic value will change based on the fair market value of our stock.

In conjunction with the merger, simultaneously with the assumption of the INTAC stock options and as discussed in Note 2, we issued warrants to purchase 500,000 shares of our common stock to HSW on the same terms as the INTAC stock options, with a provision that as the exchanged stock options are forfeited or expire, a similar amount of the warrants expire.  At September 30, 2008, there were 250,000 warrants outstanding.

On May 13, 2008, HSWI entered into a Separation Agreement with the Company’s former Chief Financial Officer (“CFO”) in conjunction with the CFO’s desire to retire.  This Agreement provided for the CFO to continue as an employee and officer of HSWI through July 31, 2008, and as a consultant for six months thereafter.  The CFO was paid a lump sum severance payment of $200,000 upon termination as an employee in accordance with his employment contract, and allowed his stock options to remain exercisable for the full 10-year term notwithstanding his termination.  The change in contractual term was accounted for as a modification under SFAS 123(R), which resulted in an additional $43,000 of stock-based compensation expense, which was recognized immediately as the options were fully vested.

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

Earnings per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Loss per share:
Loss from continuing operations	$(4,007,508)	$(3,424,740)	$(13,013,522)	$(9,609,679)
Loss from discontinued operations	—	—	(133,526)	—
Net loss	$(4,007,508)	$(3,424,740)	$(13,147,048)	$(9,609,679)

Weighted average shares outstanding	53,574,919	10	52,728,853	10

Basic and diluted loss per share
Loss from continuing operations	$(0.07)	$(342,474)	$(0.25)	$(960,968)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.07)	$(342,474)	$(0.25)	$(960,968)

Weighted average shares outstanding	53,574,919	10	52,728,853	10

Dilutive stock options	—	—	—	—

Total common shares and dilutive securities	53,574,919	10	52,728,853	10

Stock options, restricted stock and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.

7.  RELATED PARTY TRANSACTIONS

In August 2006, HSW Brazil entered into a 36-month services agreement with Administradora de Bens Capela (“Capela”), a Brazilian corporation, whereby Capela provides sales, business development, and operations personnel to our Brazilian subsidiary.  Monthly fees for these services are $66,197 (U.S. Dollars).  The terms of the agreement also provided to Capela 800,000 stock options at $6.50, the market value on the contract and grant date vesting over the three year contract period.  These options are included in the options described in Note 6.

During 2006, we entered into six unsecured notes payable with Capela that had various maturity dates in 2007.  Interest on these loans was based on the Interbank Certificate of Deposit rate plus 0.3% through 0.5%.  The notes payable balance was paid in full in 2007 and accordingly, there is no note payable outstanding at September 30, 2008.

From time to time, Capela purchases advertising space on our Brazilian website “Como Tudo Functiona”.  The revenue associated with these transactions is classified as “Sales to Affiliates” in the accompanying consolidated financial statements.  The Company recognized $105,180 and $202,328 of revenue from affiliates during the three and nine months ended September 30, 2008, respectively.

Capela was deemed an affiliate due to an ownership interest it had in HSW, indirectly our largest shareholder.

As of September 30, 2008, the Company has approximately $27,000 payable to China Trend Holdings Ltd., related to the INTAC Legacy Businesses disposition.  China Trend Holdings Ltd. is owned by Mr. Zhou, CEO, director and significant stockholder of INTAC prior to the INTAC Merger in October 2007.  Mr. Zhou was also on our board of directors from October 2007 to December 2007.  In accordance with the share purchase agreement, disposition expenses related to this transaction were to be split evenly between the Company and China Trend Holdings Ltd.  The Company withheld $200,000 of the purchase price to cover China Trend Holdings Ltd. estimated portion of disposition expenses.  As the Company makes disposition expense payments, half of those costs offset the advance from affiliate balance on the consolidated balance sheet.  Any remaining funds, $27,000 at September 30, 2008, will be released to China Trend Holdings, Ltd. once all disposition expenses have been paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Form 10-Q.  This Form 10-Q contains forward-looking statements that are based upon current expectations.  We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, and the effects of general industry and economic conditions and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements.  Relevant risks and uncertainties include those referenced in our filings with the SEC, and include but are not limited to: reliance on third parties for content; economic and industry conditions specific to Brazil and China, such as the state of the telecommunications and internet infrastructure in Brazil and China and uncertainty regarding protection of intellectual property in Brazil and China; challenges inherent in developing an online business in Brazil and China, including obtaining regulatory approvals and adjusting to changing political and economic policies; governmental laws and regulations, including unclear and changing laws and regulations related to the internet sector in China; general industry conditions and competition; general economic conditions, such as interest rate and currency exchange rate fluctuations; and restrictions on certain intellectual property under agreements with third parties.  We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The INTAC Merger

We completed the INTAC Merger to assist in the development of our digital content database exclusively licensed from HSW by (i) accelerating our obtaining Internet licenses in China for launching our Internet platform, (ii) obtaining INTAC’s knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China, and (iii) providing additional cash flow from INTAC’s established businesses. These established businesses included services related to wireless telephone training and the development and sale of educational software delivered to customers in China (“INTAC Legacy Businesses”).  As discussed below, the INTAC Legacy Businesses were subsequently disposed.

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

HSW Merger with Discovery Communications, LLC.

In December 2007, HSW was acquired by Discovery Communications, LLC and became a wholly owned subsidiary of Discovery.  As a result, certain of our contributions from HSW were modified.  At September 30, 2008, Discovery, through its wholly owned subsidiary HSW, owned approximately 42.8% of our outstanding common stock.

Our Operations

Our initial focus is online publishing of localized, translated Chinese and Brazilian editions of the HowStuffWorks Internet site, utilizing strategies based on those employed by HSW, as tailored to the needs of each localized market.  We believe that both China and Brazil represent significant, growing markets for our initial online publishing strategy.

We launched our Brazilian website in March 2007.  At September 30, 2008, we had approximately 5,000 articles that were either (i) articles from the HSW content database translated from English to Portuguese, or (ii) originally created content.  The web site address is http://hsw.com.br/.  We are in the early development of our business strategy in Brazil as we continue to expand by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HSW, and (iii) refining local marketing strategies.  We recognized $116,236 and $289,062 of revenue during the three and nine months ended September 30, 2008, respectively.

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

We also intend to generate revenue by assembling our own library of digital content (including originally authored content and content that has been acquired from third parties) for our own use and for licensing to various customers, including HSW, in territories outside of our markets.  In September 2008, we entered into a content license agreement with World Book, Inc. (“World Book”) whereby World Book granted to us a perpetual irrevocable limited license to publish World Book created content on the Internet.  World Book will create thousands of original Chinese-language articles providing information across a variety of topics by December 30, 2009.

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

At December 31, 2007, we recognized in loss from operations before income taxes in the statement of operations, a preliminary goodwill write off of approximately $22.5 million related to the February 29, 2008, INTAC Legacy disposition.  During the nine months ended September 30, 2008, we recognized a loss of $133,526, which has been recorded as discontinued operations in the accompanying consolidated financial statements.  All the goodwill resulting from the INTAC acquisition was included in the INTAC Legacy Businesses when we determined the potential write off, because such operations had not been integrated with our online publishing segment prior to our decision to dispose of the INTAC Legacy Businesses.

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

At the February 29, 2008, INTAC Legacy Businesses disposition, we received only 4.5 million shares of our common stock from Mr. Zhou and accordingly, we only funded the INTAC Legacy Businesses with $2.7 million in cash.  Mr. Zhou delivered his additional 0.5 million shares of our common stock to us on March 26, 2008, and on March 31, 2008, we released another $1.6 million in cash to the INTAC Legacy Businesses ($1.8 million for the stock received net of an estimated $0.2 million withheld for disposition expenses).  As of September 30, 2008, all of HSWI’s assets were in our core Internet businesses and the sole asset we retained from the INTAC Merger is the Internet licenses intangible we used to enter the Chinese markets in June 2008.

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

The following table sets forth our operations for the three and nine months ended September 30, 2008 and 2007.  As discussed in Notes 1, 2, and 3 to the consolidated financial statements included in this Form 10-Q, HSWI merged with INTAC International Inc. on October 2, 2007, and the INTAC Legacy Businesses were subsequently disposed on February 29, 2008.  Following the disposition, the primary assets we retained from INTAC were the indefinite-lived Internet Licenses intangible and no revenue was realized from this asset in 2007 or through the nine months ended September 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating revenue
Digital online publishing	$11,056	$60,288	$86,734	$92,962
Sales to affiliates	105,180	—	202,328	—
Total revenue	116,236	60,288	289,062	92,962

Cost of services	224,861	365,374	790,816	910,880

Gross loss	(108,625)	(305,086)	(501,754)	(817,918)

Operating expenses
Selling, general and administrative	3,987,151	3,080,636	12,772,433	8,723,361
Depreciation and amortization	62,186	27,862	147,048	37,373
Total operating expenses	4,049,337	3,108,498	12,919,481	8,760,734

Loss from continuing operations before other income
(expense) and income taxes	(4,157,962)	(3,413,584)	(13,421,235)	(9,578,652)

Other income (expense)
Interest income	150,454	—	407,713	—
Interest expense	—	(11,156)	—	(31,027)
Total other income (expense)	150,454	(11,156)	407,713	(31,027)

Loss from continuing operations before income taxes	(4,007,508)	(3,424,740)	(13,013,522)	(9,609,679)

Income taxes	—	—	—	—

Loss from continuing operations	(4,007,508)	(3,424,740)	(13,013,522)	(9,609,679)

Loss from discontinued operations, net of income taxes	—	—	(133,526)	—

Net loss	$(4,007,508)	$(3,424,740)	$(13,147,048)	$(9,609,679)

Revenue

Revenue for the three and nine months ended September 30, 2008 of approximately $116,000 and $289,000, respectively, was generated in Brazil.  For the nine months ended September 30, 2008, approximately 87% of revenue was generated from paid-for-impression advertising and 13% was generated from pay-per-performance ads.  There was no China digital online publishing revenue during the three and nine months ended September 30, 2008 as the website in China was launched in June 2008.

Cost of Services

Cost of services includes the ongoing third-party costs to translate, localize and enhance articles from English to Portuguese and Mandarin Chinese, as well as, costs incurred to acquire original articles written by third parties.  Portuguese article translation costs totaled $169,000 and $612,000 and Chinese translation costs totaled $47,000 and $163,000 for the three and nine months ended September 30, 2008, respectively.

Operations - Selling, General and Administrative Expenses

Our total selling, general and administrative expenses increased by $1.0 million and $4.0 million for the three and nine months ended September 30, 2008, respectively, from the comparable periods in 2007.  The increase is primarily attributable to increased costs of establishing our operations related to the Brazil website, and launching the China website, as well as additional costs incurred for compliance and operation as a public company.  These increases over the third quarter of 2007 are primarily comprised of $0.5 million in personnel costs and $0.3 million in professional fees related to being a public company.  These increases over the first nine months of 2007 are primarily comprised of $1.8 million in personnel costs and $2.0 million in professional fees related to our initial public company registration efforts, operating as a public company, as well as continued investment in our platform and technology.  These increases are partially offset by a $153,000 and $803,000 decrease in stock-based compensation expense for the three and nine months ended September 30, 2008, respectively, from the comparable 2007 periods.

Other Income (Expense)

Other income (expense) increased approximately $162,000 and $439,000 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  The increase in interest income reflects an increase in cash on hand resulting from the sale of our stock to certain institutional investors.  The decrease in interest expense is due to full payment on an affiliated party loan during the fourth quarter of 2007.

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

Product development costs of $312,000 are primarily from the development, production and delivery of our career development services, including salaries and facility costs.  Selling, general and administrative expenses of $177,000 are primarily occupancy, insurance costs and personnel related expenses.  The $0.5 million loss from discontinued operations was reduced by a $0.4 million gain upon final disposition on February 29, 2008.

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

Stock-Based Compensation

Under the Plan, HSWI authorized 8,000,000 shares for grant as part of a long term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plan have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.  Additionally in 2008, restricted shares were granted to certain members of our Board of Directors and executives at the fair market value on the grant date.  As of September 30, 2008, no options had been exercised under the Plan.

We account for stock based compensation in accordance with SFAS 123(R) which requires us to recognize expense related to the fair value of our stock-based compensation awards.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of the stock based awards.  We have elected to use the Black-Scholes options pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS 123.  We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods.  Stock-based compensation expense was $1.2 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, and $4.0 million and $4.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Long-Lived Assets Including Intangible Assets

We review property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of property and equipment is measured by a comparison of the carrying amounts to future net cash flows the assets are expected to generate.  The carrying value of the intangible asset is compared to the fair value in order to determine if an impairment exists.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, we test intangible assets for impairment annually on December 31, or more frequently if events or changes in circumstances as defined in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, indicate that these assets may be impaired.

Liquidity and Capital Resources

Our core Internet publishing platforms in Brazil and China are our only remaining businesses subsequent to the February 29, 2008 INTAC Legacy Businesses disposition and are in the early development of our strategy.  We launched our Brazilian Internet platform in March 2007.  At September 30, 2008, we had approximately 5,000 articles and we will continue to expand the platform by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the digital data base with translated content, and (iii) refining local marketing strategies.

We launched our Internet platform in China in June 2008.  We have hired Chinese personnel to manage our operations in Beijing and to translate and localize our content for the China online publishing business as well as adding original proprietary digital content designed to meet the information needs of the Chinese online community.

We also intend to assemble a library of digital content and license it to various customers, including HSW, in territories outside of our markets.  It is anticipated that this content will include originally authored content as well as content acquired from other parties.

We expect to expend significant resources in launching, expanding and gaining market share for our Internet platforms in Brazil and China, including up-front expenditures to create or acquire content.  We expect that most of these expenditures will be paid or under commitment before we begin to realize significant revenues.  We believe that our current cash balance and expected cash generated from future operations will be sufficient to fund operations for longer than the next twelve months.  If cash on hand and generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Cash and cash equivalents was $24.9 million at September 30, 2008, compared to $3.5 million at December 31, 2007.  The increase in cash is primarily attributable to the sale of our stock during the first quarter of 2008.

As of September 30, 2008, our cumulative losses were $65.4 million, which included non-cash expenses of $21.1 million for stock-based compensation and $22.5 million goodwill write-off related to the February 29, 2008 INTAC Legacy Businesses disposition.  We used a significant amount of the $21.0 million net proceeds from the October 2, 2007, sale of stock to pay transaction costs, to pay off advances from HSW, and to fund operations.  As previously disclosed, in the first quarter of 2008, we received an additional $33.4 million before expenses from the sale of our stock.

Cash flows from operations

Our net cash used in continuing operating activities during the nine months ended September 30, 2008 increased by $4.4 million compared to the prior year period.  The increase was due to increased funding requirements to support our operations in Brazil and China.  Net cash used in discontinued operating activities was $0.5 million for the nine months ended September 30, 2008.

Cash used in investing activities

During the nine months ended September 30, 2008, net cash used in investing activities was $5.1 million compared to $0.2 million in the same period of 2007.  Cash used in investing activities during the nine months ended September 30, 2008 reflects the purchases of property and equipment, as well as $4.5 million of cash used in conjunction with the sale of our INTAC Legacy Businesses.

Cash flows from financing activities

For the nine months ended September 30, 2008, net cash provided by financing activities was approximately $35.2 million versus $4.0 million for the comparable period of 2007.  The significant increase in the nine months ended September 30, 2008 is a direct result of the proceeds we received from the sale of our common stock during the first quarter.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At September 30, 2008, 99% of our cash was denominated in U.S. dollars.  The remaining 1% was denominated in Brazilian Reais, Chinese Rehminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  The net assets of our foreign operations at September 30, 2008, were approximately $0.4 million.

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

Item 4T. Control Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including our Vice Chairman (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation and subject to the foregoing, our Vice Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, including the Vice Chairman and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of one or more persons.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

There was no change in our internal control over financial reporting in the quarter ended September 30, 2008 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of HSW International, Inc. (filed as Exhibit 99.2 to the form 8-A filed on October 3, 2007 and incorporated herein by reference).

Exhibit 3.2	Second Amended and Restated Bylaws of HSW International, Inc. (filed as Exhibit 3.2 to the Form 8-K filed on December 18, 2007 and incorporated herein by reference).

Exhibit 10.14
Amendment No. 1 to Amended and Restated Consulting Agreement, dated as of August 23, 2006, between the HSW International, Inc. and Jeffrey T. Arnold (filed as Exhibit 10.14 to the Form 8-K filed on September 23, 2008 and incorporated herein by reference).

Exhibit 10.23	2008 Executive Compensation Plan (filed as Exhibit 10.23 to the Form 8-K filed on August 18, 2008 and incorporated herein by reference).

Exhibit 10.24†	Content License Agreement dated September 17, 2008 between HSW International, Inc. and World Book, Inc.

Exhibit 31.1	Certification of Vice Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32*	Certifications of Vice Chairman and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________________
† The registrant has requested confidential treatment with respect to certain portions of this exhibit.  Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

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

HSW INTERNATIONAL, INC.

Date: November 14, 2008	By:	/s/ Shawn Meredith
Shawn Meredith
Chief Financial Officer