Form 10-K
period 2008-12-31
HSW International, Inc.
filed 2009-03-31
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-33720
________________________________________

HSW INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-1135689
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Capital City Plaza
3350 Peachtree Road, Suite 1600
Atlanta, Georgia 30326
(Address of principal executive offices, including zip code)

(404) 364-5823
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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”  “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At March 30, 2009, 53,698,292 shares of the Registrant’s common stock, $0.001 par value per share, were outstanding.  The aggregate market value of shares of common stock held by nonaffiliates as of June 30, 2008, was $70,617,793.

PART I

Forward-looking information

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and our assumptions regarding the regulatory environment and international markets, include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may” and similar expressions are forward-looking statements.  Although these statements are based upon reasonable assumptions, they are subject to risks and uncertainties that are described more fully in this report in the section titled “Part I, Item 1A. Risk Factors”.  These forward-looking statements represent our estimates and assumptions only as of the date of this filing and are not intended to give any assurance as to future results. As a result, you should not place undue reliance on any forward-looking statements.  We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws.

ITEM 1.  BUSINESS

Overview

HSW International, Inc. (“HSW International”) is an online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s digital economies with locally relevant, high quality information and ways to connect with each other.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSW International is the exclusive licensee in China and Brazil for the digital publication of translated content from HowStuffWorks.com, a subsidiary of Discovery Communications, Inc., and in China for the digital publication of translated content from World Book Inc., publishers of World Book Encyclopedia.  Our DailyStrength brand, which was acquired on November 26, 2008, helps hundreds of thousands of readers share information and support on www.dailystrength.org, a comprehensive health-related social media website.  The acquisition of DailyStrength was completed in part to diversify our business and to publish another product which offers insight on highly relevant topics.  We generate revenue primarily through the sale of online advertising on our websites. We were incorporated in Delaware in March 2006.  Our headquarters are located at One Capital City Plaza, 3350 Peachtree Road, Suite 1600, Atlanta, Georgia  30326.

Products and Services

ComoTudoFunciona – HowStuffWorks Brazil

We entered the Brazilian online publishing market in March 2007 with the launch of our website ComoTudoFunciona (http://hsw.com.br), utilizing the exclusively licensed HowStuffWorks digital content.  At December 31, 2008, we had published approximately 5,500 articles that were either (i) articles from the HowStuffWorks content database translated from English to Portuguese, or (ii) originally created content.  We are continuing the development of our business strategy in Brazil as we focus on expansion by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HowStuffWorks, and (iii) refining local marketing strategies.

BoWenWang – HowStuffWorks China

In June 2008, we entered China’s online publishing market utilizing a combination of the contributed assets from HowStuffWorks with the benefit of our predecessor INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses.  Our Beijing-based website BoWenWang (http://www.bowenwang.com.cn) initially launched with a combination of HowStuffWorks content translated from English to Chinese and original content created by our China division, including several hundred articles about the Beijing Olympics.  In September 2008, we entered into an exclusive content partnership with World Book, Inc. to dramatically increase the amount of content published on BoWenWang.  In 2009, World Book will create thousands of original Chinese-language articles providing information on all branches of knowledge, including arts, sciences, history, technology, mathematics, sports, and recreation, exclusively for our Chinese website.  At December 31, 2008, we had published approximately 4,400 articles in China.

DailyStrength

In November 2008, we acquired Daily Strength, Inc. (“DS”), publisher of the health social networking website DailyStrength (http://www.dailystrength.org).  DailyStrength.org offers content authored by medical professionals based on current topics, support groups, a treatment directory with definitions, private messaging, one-on-one chat forums and personal goal trackers, and primarily serves English-speaking territories such as the United States, Canada, Australia and the United Kingdom.  The medical panel of professionals contributes articles and journals providing insight to a number of topics relevant to the DS user group and communities.  Additionally, DS offers users and members the opportunity to launch a community for a group of like-minded individuals regarding a topic of personal significance using best-of-breed community tools to interact.

DS was founded in 2006 by Internet veterans with more than 20 years of experience conceiving, building, and running communities on the web, including Yahoo, GeoCities, Facebook and more.  DS hosts more than 500 communities focused on issues such as weight loss, divorce, parenting and illnesses.

Our History

HSW International was formed on March 14, 2006, as a wholly owned subsidiary of HowStuffWorks, Inc. in order to (i) develop businesses using exclusive digital publishing rights to HowStuffWorks’ content for the countries of China and Brazil, and (ii) effect the INTAC International, Inc. merger (the “INTAC Merger”).  We completed the INTAC Merger to assist in the development of our digital content database exclusively licensed from HowStuffWorks by (i) accelerating our obtaining Internet licenses in China for launching our Internet platform, (ii) obtaining INTAC’s knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China, and (iii) providing additional cash flow from INTAC’s established businesses.  These established businesses included services related to wireless telephone training and the development and sale of educational software delivered to customers in China (“INTAC Legacy Businesses”).  As discussed below, these legacy businesses were subsequently disposed.

Our initial focus was online publishing of localized, translated Chinese and Brazilian editions of the HowStuffWorks Internet site, utilizing strategies based on those employed by HowStuffWorks, Inc., as tailored to the needs of each localized market.  In November 2008, we acquired Daily Strength, Inc. (“DS”), publisher of the health social networking website DailyStrength (http://www.dailystrength.org).  Our acquisition of DS allows us to further leverage our web publishing infrastructure, provides us with an opportunity to diversify our initial focus on the emerging economies, and enter the healthcare digital market.  The online healthcare market in the United States has matured over the past 10 years and now represents a significant market for online advertising.  While the global economic credit market has lowered expectations for near-term growth in the emerging economies, our diversification into the world’s largest online advertising economy – the United States – provides greater access to digital revenues.

The INTAC Merger

The INTAC Merger and related transactions were consummated pursuant to a merger agreement dated April 20, 2006, as amended January 29, 2007.  On October 2, 2007, we completed the INTAC Merger and related transactions pursuant to which:

•
HowStuffWorks contributed to us, in exchange for shares of our common stock, perpetual, fully paid up, royalty-free, exclusive digital publishing rights to HowStuffWorks’ existing content for the countries of China and Brazil which we are translating and localizing into the predominant languages of China and Brazil.

•
A wholly owned subsidiary of ours was merged into INTAC, with INTAC surviving as our wholly owned subsidiary, and holders of INTAC common stock received one share of our common stock in exchange for each of their shares of INTAC common stock.

•
Certain investors (referred to in this report as American investors) purchased or agreed to purchase shares of our common stock having an aggregate value of approximately $39.4 million, of which $22.5 million and $16.9 million (both before expenses) were received in October 2007, and January and February 2008, respectively.  Shelf registration statements covering the resale of these shares were subsequently filed.

•
Our stock became publicly traded on the NASDAQ Global Market under the symbol “HSWI” in connection with the INTAC Merger.  Prior to the INTAC Merger, INTAC’s common stock was traded on the NASDAQ Capital Market under the symbol “INTN”.

•
In connection with and as a condition of the INTAC Merger, INTAC sold its wireless handset and prepaid calling cards distribution businesses (“distribution companies”), to an entity controlled by Wei Zhou, CEO, director and significant stockholder of INTAC prior to the INTAC Merger and a member of our Board of Directors from October 2007 to December 2007, in exchange for 3.0 million shares of our common stock held by Mr. Zhou.  The 3.0 million shares of our common stock were recorded as treasury shares valued at cost as determined by a third party valuation.

On January 31 and February 1, 2008, also in connection with the INTAC Merger, certain investors (referred to in this report as the European investors) purchased $5.8 million, before expenses, of our common stock and $11 million of our shares held as treasury stock, respectively, for a price per share of $3.68.  In this transaction, we issued approximately 1.6 million shares of our common stock and sold 3.0 million treasury shares in the aggregate to the European investors.

Our Relationship with Discovery Communications, Inc.

Following the grant of rights from HowStuffWorks to us, HowStuffWorks merged with Discovery Communications, Inc. (“Discovery”) on December 17, 2007 (the “Discovery Merger”), and became a wholly owned subsidiary of Discovery.  The following summarizes the material agreements between the parties.

•
We hold a perpetual, fully paid, royalty-free, sublicensable exclusive license to certain of the content published on HowStuffWorks.com in local languages and the HowStuffWorks brand for Brazil and China.

•	HowStuffWorks provides to us new and updated content published on HowStuffWorks.com, upon our request and pursuant to the same license terms.
•	We have the right to an exclusive license for the HowStuffWorks trademarks for our Brazil and China websites that display the HowStuffWorks content.
•	We hold a perpetual, fully paid up, royalty-free, sublicensable license to the software code for HowStuffWorks’ content management platform.
•
HowStuffWorks has the right to designate three members of our Board of Directors, and the chairperson of the Nominating and Governance Committee.  Additionally, to the extent that HowStuffWorks owns any shares of our common stock in excess of 45% of the outstanding shares, HowStuffWorks is required to vote such excess shares in the exact proportion to the vote of our other shareholders.  HowStuffWorks may vote in its discretion its shares of our common stock up to and including 45% of the outstanding shares of our common stock as of any applicable record date.

The merger agreement between Discovery and HowStuffWorks provided that payment to the former HowStuffWorks shareholders for a significant portion of its ownership of our common stock would not be paid at the October 2007 closing of the transaction, but instead will be available to be paid in three semi-annual installments during a period which began in October 2008.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock indirectly owned by Discovery in the future may fall or rise due to a combination of the potential distributions pursuant to the terms of the Discovery merger or our exercise of the options to publish HowStuffWorks content in local languages in Russia and India.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares owned by HowStuffWorks in the future.  At December 31, 2008, Discovery, through its wholly owned subsidiary HowStuffWorks, owned approximately 42.8% of our outstanding common stock, and had not made any share distributions of our common stock to former HowStuffWorks shareholders.

Sale of the INTAC Legacy Businesses and Related Transactions

Due to an increased focus of our management and resources on our primary Internet publishing business, a change of control in our majority ownership leading to further refinement in our strategies, and an under-performance of the INTAC Legacy Businesses after the INTAC Merger, in early 2008 we decided to dispose of those businesses.  The INTAC Legacy Businesses were comprised of two lines of business unrelated to our core Internet platform businesses.

We decided that it was critical that all our current resources be fully focused on expanding our Brazilian Internet platform and the June 2008 launch of our Chinese Internet platform.  Although we believe we benefited in the short-term from INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses, this refined strategic focus did not allow us the time required to realize the expected long-term synergies, embodied in our acquired INTAC goodwill, from INTAC’s knowledge of the Chinese markets, relationships, and core competencies.  In addition, we were provided with and acted on an opportunity to sell the INTAC Legacy Businesses for approximately their stand-alone appraised value, and through simultaneous sale of the treasury stock received, generate significant additional cash to invest into our core Internet businesses.

In February and March 2008, we sold the INTAC Legacy Businesses to an entity owned by Mr. Zhou.  We funded the businesses with $4.3 million of cash, net of disposition expenses, and received 5.0 million shares of our stock in exchange.  As of December 31, 2008, all of HSWI’s assets were in our core Internet business and the sole assets we retained from the INTAC Merger were the Internet licenses intangible asset we used to enter the Chinese markets in June 2008.

On February 15, 2008, we entered into a stock purchase agreement where we agreed to sell, and two qualified institutional buyers agreed to purchase, the 5.0 million shares of our common stock received from the INTAC Legacy Businesses disposition at a purchase price of $3.68 per share.  We simultaneously sold 5.0 million shares to institutional buyers in a private placement raising $18.4 million additional cash.

Sales & Support

We have sales teams in Brazil and the United States to service advertisers and customers for our businesses.  We conduct sales for the websites in Brazil and the U.S. through a direct sales force, as well as strategic relationships with companies that can represent advertising inventory.  We are implementing the same model in China.

Marketing

The primary business model for our websites is the sale of advertising, sponsorships and related products and services.  By focusing on providing high-quality web properties to end users in Brazil, China and the United States, we aim to establish a user base attractive to advertisers.  We primarily sell advertising based on the quantity of views delivered to advertisers or the success of various advertising-related metrics.

Much of our marketing effort is in fostering word-of-mouth momentum by providing high-quality products and services and using public relations efforts.  Additionally, we enter into relationships with existing businesses to provide awareness of and traffic to our products and services.  We also engage in advertising designed to inform potential users and customers about our products and services.

Competition

The online publishing business is highly competitive.  We encounter significant competition in each market in which we offer our products and services.  Our competitors include national Internet portals in China such as Baidu, NetEase.com, Shanda Interactive Entertainment, Sina, sohu.com and tom.com; national websites in Brazil such as Terra and UOL; and health social media websites like MedHelp.com and trusera.com, which compete with us for online advertising revenue and end users.

Intellectual Property

We rely upon patent, trademark, copyright and trade secret laws in various jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brand.  We do not own any patent or copyright registrations.  We hold various trademarks for our brands, and we have additional applications pending.

A number of threats exist to our intellectual property rights.  Effective intellectual property protection may not be available in every country in which we intend to distribute products and services.  Additionally, it may be time consuming and costly for us to protect our intellectual property and even then such steps may not be sufficient or effective.

Government Regulation

Our operations in China and Brazil are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet.  Laws and regulations are being debated and considered for adoption in these countries and others throughout the world in areas relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights.

Additionally, the Internet infrastructures in China and Brazil are subject to regulatory control and, in the case of China, ownership by the Chinese government.  The PRC regulates its Internet sector by enacting legislation or issuing regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet.  We believe that our current ownership structure and localized content complies with PRC laws and regulations.  There are, however, substantial uncertainties regarding the interpretation and enforcement of PRC Internet laws and regulations.  Accordingly, it is possible that the PRC government will ultimately take a view contrary to ours.

The PRC Ministry of Information Industry (“MII”), the Chinese governmental agency that regulates the Internet in China, has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider.  Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities.  The areas of regulation include, among others, online advertising, online news reporting, online publishing, online securities trading, online community, online video, and the provision of industry specific (e.g., pharmaceutical-related) information over the Internet.  Other aspects of our online operations may be subject to regulation in the future.

The MII also promulgated a directive, effective January 31, 2008, providing that online videos can only be broadcast or streamed by state-owned or controlled companies.  Subsequent interpretation was provided to exclude certain websites that existed prior to the directive.  This directive may prevent our Chinese website from displaying online videos, which could have a material effect on the business.

Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure.  This could also be detrimental to our business.

Employees

As of December 31, 2008, we had 70 employees, located in Georgia and California, USA; Brazil and China.

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

Available information

Our website address is www.hswinternational.com.  Information on our website is not incorporated by reference herein and should not be considered a part of this report.  We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

We have no significant operating history, and limited experience in the Chinese and Brazilian markets.  We are in the early development of our business, including the new strategy of entering the health social networking market with the DailyStrength acquisition in November 2008, with a limited operating history upon which investors and others can evaluate our current business and prospects.  Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Some of the risks and difficulties we expect to encounter include our ability to:

•	successfully commercialize and monetize the contributed and acquired assets;
•
continue to raise additional working capital, the lack of which would likely have a significant negative impact on our long term business plan and our ability to take advantage of our strategic alliances and to successfully execute our expansion plan;

•	manage our expense structure as a U.S. public company including, without limitation, compliance with the Sarbanes Oxley Act;
•	manage the anticipated rise in operating expenses;
•
manage and implement successfully new business strategies including, if applicable, new strategies resulting from the Discovery Merger and the accompanying changes to the agreements between HowStuffWorks and us;

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

Because of our lack of operating history and the early stage of development of our business, we will have limited insight into trends and conditions that may exist or might emerge and affect our business, especially with respect to the online publishing market.  We cannot be certain that our business strategy will be successful or that it will successfully address these risks.  Any failure by us to successfully implement our new business plans could have a material adverse effect on our business, results of operations and financial condition.

We may not have sufficient liquidity to support the time required for our business to fully develop.

The Company is in the process of launching Internet businesses in three different markets, including publishing businesses in two emerging markets.  We believe that our cash resources on hand are sufficient to fund these businesses for less than 24 months unless revenues increase significantly or we find other sources of capital, neither of which can be assured.  Our management and directors continually evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities. Accordingly, we might decide to suspend our activities in one or more of our markets in order to focus our limited resources in the other(s).

We may not succeed in marketing and monetizing our assets to potential customers or developing strategic partnerships for the distribution of our products and services.

Our plans to market and monetize our assets in the Chinese and Brazilian online markets through the Internet are new and unproven.  Moreover, we will have limited experience in determining the pricing of the products and services that we plan to develop.  Because we have never marketed or sold these products and services, we may not be successful in establishing a customer base or strategic partnerships for the distribution of our products and services.  If we are not successful in developing, releasing and marketing these products and services on a profitable basis, our results of operations would be materially and adversely affected.

We do not have significant experience in the Brazilian and Chinese marketplaces.  Additionally, we may not have the resources available to simultaneously develop operations in China and Brazil.  Accordingly, there may be a delay in developing such operations or we might decide not to pursue these markets, which could affect our business plan and results of operations.

In addition, any delay in developing our operations in Brazil and China may impact our decision to exercise our option to acquire the exclusive digital publishing rights for the content in India and Russia.  The option expires in May 2009 and our failure to exercise such option may have an adverse affect on our ability to expand our international operations, which could affect our business plan and results of operations.  Exercise of this option requires our issuing additional shares to HowStuffWorks and we will consider the cost of the option and the opportunities of the specific market when considering whether or not to exercise each option. At this time we have made no determination concerning whether these options will be exercised.

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

We face intense competition, which could have an adverse effect on our business, financial condition and results of operations.

The online publishing market is highly competitive.  We encounter significant competition across our business lines and in each market in which we offer our products and services.  In the online publishing market, we expect that our competitors will include national Internet portals in China such as Baidu, NetEase.com, Shanda Interactive Entertainment, Sina, sohu.com and tom.com; national websites in Brazil such as Terra and UOL; and health information websites in the U.S. like MedHelp.com and trusera.com, which will compete with us for online advertising revenue and end users.  Many of our competitors have more experience, resources and visitors than us.

The sale of INTAC’s Legacy Businesses, leaving our strategic focus on the online publishing, could have an adverse effect on our business, financial condition and results of operations.

INTAC’s wireless handset distribution business accounted for approximately 95% of its total revenues for the third quarter of fiscal year 2007, and approximately 92% of its total revenues for the fiscal year ended September 30, 2006.  We sold the INTAC Legacy Businesses in February 2008 which eliminates future revenues from the INTAC Merger.  All future revenue will be derived from online publishing market and other future business strategies.  There is no guarantee that we will be able to offset the sale of the wireless handset distribution business and the INTAC Legacy Businesses through comparable growth in our online publishing businesses.

Resales of our common stock and additional obligations to issue our common stock may cause the market price of our stock to fall.

We have registered for resale an aggregate of 33,634,192 shares of our common stock held by INTAC affiliates, HowStuffWorks and investors that participated in our equity financings, although HowStuffWorks agreed not to sell or otherwise transfer one-third of its shares until October 2008, one-third of its shares until April 2009 and one-third of its shares until October 2009.  In addition, we granted HowStuffWorks a warrant to purchase 500,000 (250,000 of which are now expired) shares of our common stock.  The issuance of these new shares and the resale of additional shares of our common stock could depress the market price for our common stock.

Various factors could negatively affect the market price or market for our common stock

The market for and price of our common stock could be affected by the following factors:

•	general market and economic conditions;
•	our common stock has been thinly traded; and
•	minimal third party research is available regarding our company.

Additionally, the terms of the Discovery merger provided that payment to HowStuffWorks shareholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead will be paid to HowStuffWorks’ former shareholders in three semi-annual installments beginning on or about October 2008.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock indirectly owned by Discovery in the future may fall or rise due to a combination of the potential distributions pursuant to the terms of the Discovery merger or our exercise of the options to publish HowStuffWorks content in local languages in Russia and India.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares owned by HowStuffWorks in the future.  If Discovery and HowStuffWorks’ former shareholders’ representative elect to distribute shares of our common stock to former HowStuffWorks shareholders, a significant number of shares may be sold by such shareholders relative to the daily market trading volumes for our common stock. While we intend to take reasonable measures aimed to ensure that any such potential sales are not disruptive to the market for our common stock, we cannot be certain as to the outcome.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied.  Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives.  We cannot provide absolute assurance that all of our possible future control issues will be detected.  These inherent limitations include the possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human error or mistake.  The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions.  Because of the inherent limitations in a cost effective control system, misstatements due to error could occur and not be detected.

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

Internet usage of our products could decline if any well publicized compromise of our security occurs.  “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment.  Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service.  We may be required to expend capital and other resources to protect our website against hackers.  We cannot assure you that any measures we may take will be effective.  In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

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

Our sublicensed content is subject to the terms and conditions of agreements between HowStuffWorks and third parties.

Under the terms of our contribution agreements, HowStuffWorks transferred and contributed to us all rights, but only those rights, which belong to and are held by HowStuffWorks pursuant to third-party licenses.  Some of those licenses, including those with Publications International, Inc. contain restrictions on the use of such content and termination provisions for breaches of the license agreements.  Accordingly, a breach of any third party license by HowStuffWorks may cause us to lose our license with such third party, which could have a material adverse effect on the implementation of our business plan, value of our content offering and results of our operations.

A slowdown or other adverse developments in the PRC or Brazil economy may materially and adversely affect our customers, demand for our services and our business.

Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue and we may be sensitive to a slowdown in economic growth or other adverse changes in the PRC and Brazil economies.  This is particularly true in light of current financial and economic uncertainties.  In response to adverse economic developments, companies may reduce spending on marketing and advertising.  As a result, a slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China or Brazil may materially reduce the demand for our services and materially and adversely affect our business.

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

The PRC enacted regulations applying to Internet related services and telecommunications related activities.  While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services.  The MII has also stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider.  Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities.  The areas of regulation currently include online advertising, online news reporting, online publishing, online securities trading and the provision of industry specific (e.g., drug related) information over the Internet.  Other aspects of our online operations may be subject to regulation in the future.

Under the agreement reached in November 1999 between the PRC and the United States concerning the United States’ support of China’s entry into the World Trade Organization, or the WTO, foreign investment in PRC Internet services was to be liberalized to allow for 30% foreign ownership in key telecommunication services, including PRC Internet ventures, for the first year after China’s entry into the WTO, 49% in the second year and 50% thereafter.  China officially entered the WTO on December 11, 2001.  However, the implementation of China’s WTO accession agreements is still subject to various conditions.

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

Our online publishing businesses in China and Brazil are expected to derive significant revenue from online advertisements.  The online advertising markets in China and Brazil are still developing, and future growth and expansion of these markets is uncertain.  If these online advertising markets do not grow at expected rates, our results of operations and financial condition will be materially adversely affected.

Our international operations subject us to other significant risks including unpredictable governmental regulation in China and Brazil.

Our international operations expose us to a wide variety of other risks including increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, and the risk of failure or material interruption of wireless systems and services.  Changes may occur in foreign trade and investment laws in the territories and countries where we will operate.  U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment.  Any of these factors could materially and adversely affect our revenues and profits.  We are subject to risk of political instability and trade sanctions within China.

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

Also, the President of Brazil has considerable power to determine governmental policies and actions that relate to the Brazilian economy and, consequently, affect the operations and financial performance of businesses operating in Brazil.  We have no control over, and cannot predict what policies or actions the Brazilian government may take in the future.

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

Some of our operating expenses are denominated in Chinese Renminbi.  Currently, we may purchase foreign exchange for settlement of “current account transactions” without the approval of the Chinese State Administration for Foreign Exchange, or SAFE.  We may also retain foreign exchange in our current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends.  However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

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

Since a significant amount of our revenues will be denominated in Renminbi, existing and future restrictions on the exchange of Renminbi to other currencies may limit our ability to use revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.  Similarly, in the event that a significant amount of our revenues are denominated in Reais, any future restrictions on the exchange of Reais for other currencies or the remittance to foreign investors of proceeds from their investments in Brazil may limit our ability to use revenue generated in Reais to fund our business activities outside Brazil, or expenditures denominated in foreign currencies.

We are subject to risks of currency fluctuations and exchange restrictions.

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

Since spring of 2005, the National People’s Congress and the State Council have begun legislative review of a draft Law for Protection of Personal Information which provides a wider scope of information protection than that required to protect the personal privacy of a citizen.  Cellular phone number, home address, medical files and occupational information will all be protected under the draft law.  The draft further provides that usage of such personal information by service providers (excluding the national security authority, research institutions, and news agency) shall be subject to the prior authorization of each individual and violation under this law could result in administrative, civil, and even criminal liabilities.  If regulations are adopted addressing the collection, transmission and commercial use of personal information or data, we could be subject to these penalties, certain aspects of our business plan may no longer be viable and our business would thus be adversely affected.

Potential additional Chinese regulation could affect our business in China.

The Ministry of Information Industry, the Chinese governmental agency which regulates the Internet in China, promulgated a directive effective January 31, 2008, providing that online videos can only be broadcast or streamed by state-owned or controlled companies.  Subsequently, the Ministry of Information Industry acted to provide exceptions for certain non-state-owned or controlled companies.  While it is possible that our Chinese website would not be permitted to display online videos, which could have a material effect on the content provided on such website, it is not yet clear what, if any, effect this regulation has upon our business in China.

Political and economic policies of the PRC government could affect our business.

A significant portion of our business, assets and operations are located in China and a significant portion of our future revenues are expected to be derived from our operations in China.  Accordingly, our business could be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

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

We will depend upon our senior management and consultants for our business success.  Key members of the senior team include Jeff Arnold, a consultant and our current Chairman of the Board.  Our consulting agreement with Mr. Arnold, which commenced in 2006, runs through May 31, 2009.  The loss of the service of any of the key members of our senior management may significantly delay or prevent the integration of the contributed assets and other business objectives.  Our ability to attract and retain qualified personnel, consultants and advisors will be critical to our success.  We may be unable to attract and retain these individuals, and our failure to do so would adversely affect our business.

The concentration of our stock ownership will likely limit your ability to influence corporate matters.

HowStuffWorks beneficially owns a significant percentage of our outstanding common stock and entered into a stockholders agreement.  The stockholders agreement entitles HowStuffWorks to designate nominees to our board of directors.  Furthermore, Jeff Arnold, our current Chairman of the Board, is the Chief Executive Officer and Chairman of HowStuffWorks, and another member of our Board of Directors is President-Digital Media and Business Development of its parent company, Discovery.  As a result, HowStuffWorks has the ability to influence our management and affairs and determine the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to the charter, approval of equity-based employee compensation plans and any merger, consolidation or sale of all or substantially all of our assets.

The concentration of our stock ownership, as well as our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, stockholders agreement and Delaware law contain provisions that may make our acquisition more difficult without the approval of our board of directors, which could discourage, delay or prevent a transaction involving our change of control.

As of March 30, 2009, HowStuffWorks owned approximately 43% of our outstanding shares of common stock.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of HowStuffWorks.

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

In addition, the stockholders agreement gives HowStuffWorks the right to designate nominees to our board of directors.

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

Acquisitions, business combinations and other transactions present integration risk and may have negative consequences for our business and our stockholders.

The process of integrating acquired businesses, like DailyStrength, into our existing operations may result in unforeseen difficulties and liabilities and may require a disproportionate amount of resources and management attention. Difficulties that we may encounter in integrating the operations of acquired businesses could have a material adverse effect on our results of operations and financial position. Moreover, we may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts. We may enter into joint ventures, strategic alliances or similar arrangements with third parties.  These transactions may result in changes in the nature and scope of our operations and changes in our financial condition.  Financing for these transactions may come from cash on hand, proceeds from the issuance of additional common stock or proceeds from debt financing.

The issuance of additional equity or debt securities could:

•	cause substantial dilution of the percentage ownership of our stockholders at the time of the issuance;
•	cause substantial dilution of our earnings per share;
•	subject us to the risks associated with increased leverage;
•	subject us to restrictive covenants that could limit our flexibility in conducting future business activities; and
•	adversely affect the prevailing market price for our outstanding securities.

We may not be able to raise additional funds when needed for our business or to exploit opportunities.

We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities.  If required, we may attempt to raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements.  There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

We face competition from other social media companies.

We face competition for our DailyStrength website from other social media companies, including start-ups as well as developed companies that are enhancing or developing social media technologies.  Also, we may compete with companies that provide health-focused websites because these companies, like us, are trying to sell advertising for health content on the Internet.  Among the social media and health-focused website companies, there are a number of large, established competitors with significantly greater employees and cash resources than we have.  We expect that some of these companies will increasingly use their resources to compete against us in a variety of ways, including by making acquisitions, investing more aggressively in research and development, and competing more aggressively for advertisers and users.  If our competitors are successful in providing similar or better social media destinations for health, we could experience a decline in user traffic.  Any such decline could negatively affect our revenues and growth opportunities.

We may not be able to successfully grow and monetize our social media business.

Formidable growth of users and revenue is required for our DailyStrength social media business to generate sufficient revenue to cover operating costs.  If we fail to maintain and enhance the “DailyStrength” brand, if we are unable to attract sufficient users for our DailyStrength website, or if we incur excessive expenses in these efforts, our business, operating results and financial condition will be materially and adversely affected.

We generate our revenue almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated the majority of our revenues in 2008 from our advertisers.  Our advertisers can generally terminate their contracts with us at any time.  Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner.  If we are unable to be competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.  In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at One Capital City Plaza, 3350 Peachtree Road, Suite 1600, Atlanta, Georgia, which consists of approximately 6,000 square feet of leased space.  At December 31, 2008, we also leased approximately 5,700 square feet in Beijing, China, approximately 700 square feet in Sao Paulo, Brazil, as well as a nominal amount in California.  We do not own any real property. We believe that our existing facilities are adequate to meet our needs in the near term.

As of December 31, 2008, our current total remaining lease obligations are U.S. $465,439.

ITEM 3.  LEGAL PROCEEDINGS

We are not subject to any material pending legal proceeding, nor are we aware of any material threatened claims against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

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

	High	Low
Year ended December 31, 2007
First Quarter	$8.92	$5.65
Second Quarter	8.00	6.50
Third Quarter	11.48	5.00
Fourth Quarter	11.25	4.18

Year ended December 31, 2008
First Quarter	$6.23	$3.20
Second Quarter	5.30	2.61
Third Quarter	3.90	2.05
Fourth Quarter	2.74	0.15

Holders of Record

As of March 30, 2009, the last sale price of our common stock on NASDAQ Global Market was $0.15 per share.  As of March 30, 2009, there were approximately 25 stockholders of record.

Dividend Policy

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future.  Any earnings that we may realize will be returned to finance our growth.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to us as of and for the years ended December 31, 2008 and 2007.  The selected consolidated financial data below should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.  This is particularly true because our historical financial data is difficult to compare from period to period because of the mergers and business dispositions we have recently consummated, as described therein.

The following data, insofar as it relates to the years ended December 31, 2008 and 2007, has been derived from the audited consolidated financial statements, including the consolidated balance sheets at December 31, 2008, and 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for the years ended December 31, 2008 and 2007, and notes thereto appearing elsewhere in this report.

As discussed in Notes 1, 2, and 3 to the consolidated financial statements included elsewhere in this report, HSWI merged with INTAC International Inc. on October 2, 2007, and the INTAC Legacy Businesses were subsequently disposed on February 29, 2008.  Following the disposition, the sole asset we retained from INTAC is the indefinite lived Internet Licenses intangible asset and no revenue was realized from this asset in 2008 or 2007.

Consolidated Statement of Operations Data:

	Years Ended December 31,
	2008	2007

Operating revenue	$457,006	$147,535
Cost of services	987,266	1,242,252
Gross loss	(530,260)	(1,094,717)
Operating expenses	23,751,913	13,768,471
Loss from operations	(24,282,173)	(14,863,188)
Other income	515,238	11,842
Deferred income tax benefit	1,962,500	—
Loss from continuing operations	(21,804,435)	(14,851,346)
Loss from discontinued operations	(133,526)	(24,687,959)
Net loss	$(21,937,961)	$(39,539,305)

Per share data:
Basic and diluted loss per share from continuing operations	$(0.41)	$(1.29)
Basic and diluted loss per share from discontinued operations	—	(2.13)
Basic and diluted loss per share	$(0.41)	$(3.42)
Weighted average shares outstanding – basic and diluted	52,941,525	11,544,818

Consolidated Balance Sheet Data:

	December 31,
	2008	2007

Cash and cash equivalents	$18,020,159	$3,476,673
Goodwill and other intangibles	5,799,066	10,021,476
Total assets	26,309,653	34,745,160
Total liabilities	1,833,231	9,834,723
Stockholders’ equity	24,476,422	24,910,437

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here.

Business Overview and Recent Events

HSW International is an online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s digital economies with locally relevant, high quality information and ways to connect with each other.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSW International is the exclusive licensee in China and Brazil for the digital publication of translated content from HowStuffWorks.com, a subsidiary of Discovery Communications, Inc., and in China for the digital publication of translated content from World Book Encyclopedia.  Our DailyStrength business, which was acquired on November 26, 2008, helps hundreds of thousands of readers share information and support on www.dailystrength.org, a comprehensive health-related social media website.  The acquisition of DailyStrength was completed in part to diversify our business and to publish another product which offers insight on highly relevant topics.  We generate revenue primarily through the sale of online advertising on our websites. We were incorporated in Delaware in March 2006.  Our headquarters are located at One Capital City Plaza, 3350 Peachtree Road, Suite 1600, Atlanta, Georgia  30326.

Business Trends

The number of unique visitors, page views and time spent on our Web sites indicates volume of traffic to our sites and are key non-financial metrics we monitor, because they can influence our advertising revenue rates and our overall advertising revenue.  We also monitor overall Internet advertising trends as indicators of our performance.  Because data on Brazil and China is limited, we watch U.S. trends as a proxy, although trends might vary country-by-country.

The advertising market overall declined in 2008 due to the economic slowdown.  This decline affected online advertising expenditures as well.  The result for us has been lower revenue than expected, even in Brazil.

In this tough economy, we are cautious regarding our operating expenses and have cut costs in 2009 to attempt to better align our spending with our expectations for growth within each product line.  We acquired DailyStrength in November 2008 and accordingly have added related operating expenses to our 2009 budget. Since then, we have implemented cost-cutting measures in our headcount and third-party and other professional services to better align our operating costs with our revised growth expectations and partially offset the additional charges related to DailyStrength.  As described above, we expect challenges in our revenue growth and margins for 2009.  As a result, we closely monitor our cash status and our progress and likelihood of success in each of our markets.  Accordingly, we might decide to suspend our activities in one or more of our markets in order to focus our limited resources in the other(s).

The INTAC Merger

We completed the INTAC Merger on October 2, 2007 to assist in the development of our digital content database exclusively licensed from HowStuffWorks by (i) accelerating our obtaining Internet licenses in China for launching our Internet platform, (ii) obtaining INTAC’s knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China, and (iii) providing additional cash flow from INTAC’s established businesses.  These established businesses included services related to wireless telephone training and the development and sale of educational software delivered to customers in China (“INTAC Legacy Businesses”).  As discussed below, the INTAC Legacy Businesses were subsequently disposed.

Prior to the consummation of the merger with INTAC, we had only limited assets and operations incident to our formation and in preparation for the merger with INTAC and subsequent business.

In conjunction with the INTAC Merger:

•	HowStuffWorks contributed exclusive digital publishing rights to HowStuffWorks’ content for China and Brazil;
•	our stock became publicly traded on the NASDQ Global Market under the symbol “HSWI”; and
•	certain investors contributed $39.4 million (before expenses).

As more fully discussed in Note 2 to the consolidated financial statements included in this Annual Report to Form 10-K, the preliminary allocation of the purchase price of $47.9 million resulted in approximately $29.0 million of goodwill primarily from our expectations that we could utilize INTAC’s knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China.  However, as discussed below, we disposed of the entire INTAC Legacy Businesses on February 29, 2008.

Business Development

On November 26, 2008, we acquired DailyStrength to diversify our business.  This acquisition provides us with a footprint in the US healthcare market and we believe this addition is synergistic to our existing technology. The DailyStrength acquisition extends HSW International’s proven publishing platform with social networking applications and communities.  DailyStrength hosts more than 500 communities focused on issues such as weight loss, divorce, parenting and illnesses. Users of the site both read and interact with high-quality, reference information. The site features health journals, discussion forums, virtual hugs, member-created groups, and treatment reviews plus unique content provided on a daily basis by physicians and other health professionals.

Our Operations

We entered the Brazilian online publishing market in March 2007.  At December 31, 2008, we had approximately 5,500 articles that were either (i) articles from the HowStuffWorks content database translated from English to Portuguese, or (ii) originally created content.  The web site address is http://hsw.com.br/.  We are continuing the development of our business strategy in Brazil as we continue to expand by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HowStuffWorks, and (iii) refining local marketing strategies.  We recognized approximately $405,000 and $148,000 of revenue during the years ended December 31, 2008 and 2007, respectively.

In June 2008, we entered China’s online publishing market utilizing a combination of the contributed assets from HowStuffWorks with the benefit of INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses. In September 2008, we announced an exclusive content partnership with World Book, Inc. In 2009, World Book will create thousands of original Chinese-language articles providing information on all branches of knowledge, including arts, sciences, history, technology, mathematics, sports, and recreation, exclusively for HSW International's Beijing-based website, BoWenWang (http://www.bowenwang.com.cn/). At December 31, 2008, we had approximately 4,400 articles.

We are developing our business strategy for DailyStrength with emphasis on expanding its offerings, in addition to integrating the best of DailyStrength’s social media technologies into HSW International’s web publishing platform.  DailyStrength.org offers content authored by medical professionals based on current topics, support groups, a treatment directory with definitions, private messaging, one-on-one chat forums and personal goal trackers, and primarily serves English speaking territories, such as the United States, Canada, Australia and the United Kingdom.  The medical panel of professionals contributes articles and journals providing insight to a number of topics relevant to the DS user group and communities.  DailyStrength and its user group create online communities and support services to help people cope with health, stress and other challenges of modern life – issues that people the world over face daily.

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

We had originally estimated when deciding to acquire the INTAC Legacy Businesses that, in addition to accelerating our obtaining Internet licenses in China for launching our Internet platform, INTAC would provide us (i) further knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China, and (ii) additional cash flow from its established businesses.  Following the underperformance of the INTAC Legacy Businesses in the fourth quarter of 2007, that resulted in short-term negative cash flow from these operations of $1.1 million, and a change-in-control of our business through the acquisition of our largest shareholder, HowStuffWorks, by Discovery, we reconsidered the potential risk of excessive short-term consumption of cash and management resources by our acquired non-core INTAC Legacy Businesses and refined our strategic direction.

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

At December 31, 2007, we recognized a loss of $24.7 million related to the February 29, 2008, INTAC legacy disposition and has been recorded as discontinued operations in the accompanying consolidated financial statements. During the year ended December 31, 2008, we recognized a loss of $133,526, which has been recorded as discontinued operations in the accompanying consolidated financial statements.  All the goodwill resulting from the INTAC acquisition was included in the INTAC Legacy Businesses when we determined the potential write off, because such operations had not been integrated with our online publishing segment prior to our decision to dispose of the INTAC Legacy Businesses.

On February 29, 2008, we completed the sale of the INTAC Legacy Businesses.  The INTAC Legacy Businesses were sold to China Trend Holdings Ltd., a British Virgin Islands corporation that is owned by Mr. Zhou, CEO, director and significant stockholder of INTAC prior to the INTAC Merger in October 2007.  Mr. Zhou was also a member of our board of directors from October 2007 to December 2007.  In accordance with the share purchase agreement with China Trend Holdings, we were to receive 5.0 million of our common shares owned by Mr. Zhou.  In addition, as a condition to the February 29, 2008, INTAC Legacy Businesses disposition, the INTAC Legacy Businesses were to include $4.5 million in cash at closing.

At the February 29, 2008, INTAC Legacy Businesses disposition, we received only 4.5 million shares of our common stock from Mr. Zhou and accordingly, we only funded the INTAC Legacy Businesses with $2.7 million in cash.  Mr. Zhou delivered his additional 0.5 million shares of our common stock to us on March 26, 2008, and on March 31, 2008, we released another $1.6 million in cash to the INTAC Legacy Businesses ($1.8 million for the stock received net of an estimated $0.2 million withheld for disposition expenses).  As of December 31, 2008, all of HSWI’s assets were in our core Internet businesses and the sole asset we retained from the INTAC Merger is the Internet licenses intangible we used to enter the Chinese markets in June 2008.

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

Results of Operations – Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth our results of operations for the years ended December 31, 2008 and 2007.  As discussed in Notes 1, 2, and 3 to the consolidated financial statements included in this Annual Report on Form 10-K, HSWI merged with INTAC International Inc. on October 2, 2007, and the INTAC Legacy Businesses were subsequently disposed on February 29, 2008.  Following the disposition, the sole asset we retained from INTAC is the indefinite-lived Internet Licenses intangible asset and no revenue was realized from this asset in 2008 or 2007.  INTAC’s results of operations have been recorded within discontinued operations for both years presented.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. Dollars)

	Years Ended December 31,
	2008	2007

Operating revenue
Digital online publishing	$234,144	$147,535
Sales to affiliates	222,862	—
Total revenue	457,006	147,535

Cost of services	987,266	1,242,252

Gross margin	(530,260)	(1,094,717)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $4,787,756 and $7,203,738
in 2008 and 2007, respectively)	15,678,365	13,710,723
Licenses to operate in China impairment	7,850,000	—
Depreciation and amortization	223,548	57,748
Total operating expenses	23,751,913	13,768,471

Loss from continuing operations before other income
(expense) and income taxes	(24,282,173)	(14,863,188)

Other income (expense)
Interest income	515,238	51,754
Interest expense	—	(39,912)
Total other income (expense)	515,238	11,842

Loss from continuing operations before income taxes	(23,766,935)	(14,851,346)

Deferred income tax benefit	1,962,500	—

Loss from continuing operations	(21,804,435)	(14,851,346)

Loss from discontinued operations, net of income taxes	(133,526)	(24,687,959)

Net loss	$(21,937,961)	$(39,539,305)

Basic and diluted weighted average shares outstanding	52,941,525	11,544,818

Net loss per basic and diluted shares	$(0.41)	$(3.42)

Revenues

Revenue for the years ended December 31, 2008 and 2007 of approximately $405,000 and $148,000, respectively, was generated in Brazil, where we launched our website in March 2007.  For the year ended December 31, 2008, approximately 86% of revenue was generated from paid-for-impression advertising and 14% was generated from pay-per-performance ads.  DailyStrength contributed approximately $52,000 of revenue for the year ended December 31, 2008.  There was no China digital online publishing revenue during 2008 or 2007 as the website in China was launched in June 2008.

Cost of Services

Cost of services includes the ongoing third-party costs to translate, localize and enhance articles from English to Portuguese and Mandarin Chinese, as well as costs incurred to acquire original articles written by third parties.  Portuguese article translation costs totaled $777,000 and $719,000 and Chinese translation costs totaled $194,000 and $523,000 for the years ended December 31, 2008 and 2007, respectively.

Operations – Selling, General and Administrative Expenses

Our total selling, general and administrative expenses increased by $2.0 million for the year ended December 31, 2008 as compared to 2007.  The increase is primarily attributable to increased costs of establishing our operations related to the Brazil website, and launching the China website, as well as additional costs incurred for compliance and operation as a public company.  The increases over 2007 are primarily comprised of $1.8 million in personnel costs, $2.1 million in professional fees related to operating as a public company, as well as continued investment in our platform and technology and $0.5 million associated with directors and officers insurance costs.  The increase is partially offset by a $2.4 million decrease in stock-based compensation expense for the year ended December 31, 2008 as compared to 2007 (see Note 10 to Notes to the Consolidated Financial Statements included in this Annual Report to Form 10-K).  Stock-based compensation expense is a non-cash item, and in 2008 totaled $4.8 million.  This amount was based primarily on vesting during the year of options at exercise prices ranging from $6.50 per share to $7.10 per share, reflecting our higher stock price in earlier periods when the options were granted.

Impairment Loss

We recorded an impairment charge related to the licenses to operate in China intangible asset in the amount of $7.9 million (see Note 6).

Other Income (Expense)

Other income (expense) increased approximately $503,000 for the year ended December 31, 2008 as compared to 2007.  The increase in interest income reflects an increase in cash on hand resulting from the sale of our stock to certain institutional investors during our first quarter.  The decrease in interest expense is due to full payment on an affiliated party loan during the fourth quarter of 2007.

Deferred Income Tax Benefit

We recorded a $2.0 million tax benefit related to the impairment charge against the licenses to operate in China intangible asset.

Discontinued Operations – INTAC Legacy Businesses

The discussion that follows relates to the INTAC Legacy Businesses results of operations for the years ended December 31, 2008 and 2007.  Revenue was for services related to wireless telephone training and the development and sale of educational software in China.  The $0.5 million loss from discontinued operations in 2008 was reduced by a $0.4 million gain upon final disposition on February 29, 2008.  The $24.7 million loss from discontinued operations in 2007 was primarily due to a goodwill write off of approximately $22.5 million related to the February 29, 2008 disposition of the INTAC Legacy Businesses.

	Years Ended December 31,
	2008	2007

Revenues	$38,849	$198,627
Loss from discontinued operations (before income taxes)	(133,526)	(24,687,959)
Loss from discontinued operations	$(133,526)	$(24,687,959)

As discussed above and more fully in Notes 2 and 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, the goodwill write off is the result of the subsequent sale of the INTAC Legacy Businesses on February 29, 2008.

Liquidity and Capital Resources

We expect to expend significant resources in expanding and gaining market share for our Internet platforms in Brazil and China and to develop our healthcare social networking strategy, including up-front expenditures to create or acquire content.  These expenditures will be made in the respective markets based on our success and anticipated market conditions and trends.  We expect that most of these expenditures will be paid or under commitment before we begin to realize significant revenues.  We believe that our current cash balance and expected cash generated from future operations will be sufficient to fund operations for longer than the next twelve months.  If cash on hand and generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or obtain bank financing to fund further development and attain profitability.  There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Cash and cash equivalents was $18.0 million at December 31, 2008, compared to $3.5 million at December 31, 2007.  The increase in cash is primarily attributable to the sale of our stock during the first quarter of 2008.

As of December 31, 2008, our cumulative losses were $74.2 million, which included non-cash expenses of $21.8 million for stock-based compensation, $22.5 million goodwill write-off related to the February 29, 2008 INTAC Legacy Businesses disposition and an impairment charge of $5.9 million, net of tax.  We used a significant amount of the $21.0 million net proceeds from the October 2, 2007, sale of stock to pay transaction costs, to pay off advances from HowStuffWorks, and to fund operations.  As previously disclosed, in the first quarter of 2008, we received an additional $33.4 million before expenses from the sale of our stock.

Cash flows from operations

Our net cash used in continuing operating activities during 2008 increased by $4.3 million compared to the prior year.  The increase was due to increased funding requirements to support our operations in Brazil and China while building and maintaining our technology infrastructure.  Net cash used in discontinued operating activities was $0.5 million and $5.1 million for the years ended December 31, 2008 and 2007.

Cash used in investing activities

During the year ended December 31, 2008, net cash used in investing activities was $8.5 million compared to $0.6 million in 2007.  Cash used in investing activities during the year ended December 31, 2008 reflects $4.5 million of cash used in conjunction with the sale of our INTAC Legacy Businesses, $3.2 million of cash used to acquire DailyStrength, as well as the purchases of property and equipment.

Cash flows from financing activities

For the year ended December 31, 2008, net cash provided by financing activities was approximately $35.2 million versus $16.5 million for 2007.  The significant increase in 2008 is a direct result of the proceeds we received from the sale of our common stock during the first quarter.

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

Revenue Recognition

Online publishing revenue is generally recognized as visitors are exposed to or react to advertisements on our website.  Revenue is generated from advertising in the form of sponsored links and image ads.  This includes both pay-per-performance ads and paid-for-impression advertising.  In the pay-per-performance model, we earn revenue based on the number of clicks associated with such ad; in the paid-for-impression model (sponsorships), revenue is derived from the display of ads.

We recognize revenue when the service has been provided, and the other criteria set forth in Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, have been met; namely, the fees we charge are fixed or determinable, we and our advertisers understand the specific nature and terms of the agreed-upon transactions and the collectability is reasonably assured.

Stock-Based Compensation

Under the 2006 Equity Incentive Plan adopted April 13, 2006 (the “Plan”), HSWI authorized 8,000,000 shares for grant as part of a long term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plan have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.  Additionally in 2008, restricted shares were granted to certain members of our Board of Directors and executives at the fair market value on the grant date.  As of December 31, 2008, no options had been exercised under the Plan.

We account for stock-based compensation in accordance with SFAS 123(R) which requires us to recognize expense related to the fair value of our stock-based compensation awards.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of the stock based awards.  We have elected to use the Black-Scholes options pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS 123.  We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods.  Stock-based compensation expense was $4.8 million and $7.2 million for the years ended December 31, 2008 and 2007, respectively.

Long-Lived Assets Including Goodwill and Other Intangible Assets

We review property and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of property and equipment is measured by a comparison of the carrying amounts to future net cash flows the assets are expected to generate.  The carrying value of the intangible asset is compared to the fair value in order to determine if an impairment exists.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, we test goodwill and indefinite lived intangible assets for impairment annually at December 31, or more frequently if events or changes in circumstances indicate that this asset may be impaired.  SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We amortize our acquired intangible assets with definite lives over three to eleven years.  We recorded an impairment charge of $5.9 million, net of tax, of the licenses to operate in China intangible asset due to the results of the December 31, 2008 impairment analysis.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for non-financing assets and liabilities.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements as the Company had no financial assets other than cash and accounts receivable.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until January 1, 2009.  We are currently evaluating the impact FSP 157-2 will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date.  SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date.  In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited.  We are currently evaluating the impact SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.  SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  We do not expect the implementation of SFAS 160 will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

None.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At December 31, 2008, 99% of our cash was denominated in U.S. dollars.  The remaining 1% was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  The net assets of our foreign operations at December 31, 2008, were approximately $0.5 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

For supplemental quarterly financial information, see Note 13, Quarterly Results of Operations (unaudited), of the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
HSW International, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of HSW International, Inc. (a Delaware corporation) and subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended.  Our audits of the basic financial statements included the consolidated financial statement schedule listed in the table of contents appearing under Item 15 Schedule II.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSW International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 25, 2009

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. Dollars)

	December 31,
	2008	2007

Assets

Current assets
Cash and cash equivalents	$18,020,159	$3,476,673
Trade accounts receivable (net of allowance for doubtful accounts
of $15,343 and $0 at December 31, 2008 and 2007, respectively)	103,020	23,212
Prepaid expenses and other current assets	1,660,097	942,588
Assets held for sale	—	19,988,029
Total current assets	19,783,276	24,430,502

Property and equipment, net	727,311	293,182
Licenses to operate in China	2,150,000	10,000,000
Goodwill	1,972,944	—
Intangibles, net	1,676,122	21,476

Total assets	$26,309,653	$34,745,160

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$554,673	$537,418
Accrued expenses and other current liabilities	322,094	561,247
Advances from shareholder and affiliate	83,044	72,927
Liabilities held for sale	—	6,163,131
Total current liabilities	959,811	7,334,723

Deferred tax liability	873,420	2,500,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 53,638,784 issued and outstanding at December 31, 2008, and 49,306,107 issued and 46,306,107 outstanding
at December 31, 2007	53,639	49,306
Additional paid-in-capital	98,606,934	85,980,746
Accumulated other comprehensive income (loss)	(1,126)	112,291
Retained deficit	(74,183,025)	(52,245,064)
Less: cost of treasury stock, 3,000,000 shares in 2007	—	(8,986,842)
Total stockholders’ equity	24,476,422	24,910,437
Total liabilities and stockholders’ equity	$26,309,653	$34,745,160

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. Dollars)

	Years Ended December 31,
	2008	2007

Operating revenue
Digital online publishing	$234,144	$147,535
Sales to affiliates	222,862	—
Total revenue	457,006	147,535

Cost of services	987,266	1,242,252

Gross margin	(530,260)	(1,094,717)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $4,787,756 and $7,203,738
in 2008 and 2007, respectively)	15,678,365	13,710,723
Impairment loss	7,850,000	—
Depreciation and amortization	223,548	57,748
Total operating expenses	23,751,913	13,768,471

Loss from continuing operations before other income
(expense) and income taxes	(24,282,173)	(14,863,188)

Other income (expense)
Interest income	515,238	51,754
Interest expense	—	(39,912)
Total other income (expense)	515,238	11,842

Loss from continuing operations before income taxes	(23,766,935)	(14,851,346)

Deferred income tax benefit	1,962,500	—

Loss from continuing operations	(21,804,435)	(14,851,346)

Loss from discontinued operations, net of income taxes	(133,526)	(24,687,959)

Net loss	$(21,937,961)	$(39,539,305)

Basic and diluted loss per share
Loss from continuing operations	$(0.41)	$(1.29)
Loss from discontinued operations	—	(2.13)
Net loss per share	$(0.41)	$(3.42)

Basic and diluted weighted average shares outstanding	52,941,525	11,544,818

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
(expressed in U.S. Dollars)

						Accumulated		Total
			Additional			Other		Stockholders’
	Common Stock		Paid-in	Treasury		Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Shares	Stock	Income (Loss)	Deficit	(Deficit)

Balance at December 31, 2006	10	$—	$9,810,987	—	$—	$—	$(12,705,759)	$(2,894,772)

Comprehensive loss:
Net loss	—	—	—	—	—	—	(39,539,305)	(39,539,305)
Foreign currency translation	—	—	—	—	—	112,291	—	112,291
Total comprehensive loss								(39,427,014)

Issuance of shares to
HowStuffWorks in exchange
for digital publishing rights	22,940,717	22,941	(22,941)	—	—	—	—	—
Issuance of shares due to
merger with INTAC	22,940,727	22,941	38,965,425	—	—	—	—	38,988,366
Issuance of shares to
investors, net	3,424,653	3,424	21,036,695	—	—	—	—	21,040,119
Stock-based compensation
expense	—	—	7,203,738	—	—	—	—	7,203,738
Treasury stock	—	—	8,986,842	(3,000,000)	(8,986,842)	—	—	—

Balance at December 31, 2007	49,306,107	49,306	85,980,746	(3,000,000)	(8,986,842)	112,291	(52,245,064)	24,910,437

Comprehensive loss:
Net loss	—	—	—	—	—	—	(21,937,961)	(21,937,961)
Foreign currency translation	—	—	—	—	—	(113,417)	—	(113,417)
Total comprehensive loss								(22,051,378)

Shares received from sale of
INTAC Legacy Businesses	—	—	—	(5,000,000)	(18,400,000)	—	—	(18,400,000)
Issuance of shares to
investors, net	4,268,812	4,269	7,838,496	8,000,000	27,386,842	—	—	35,229,607
Restricted stock grants	63,865	64	(64)	—	—	—	—	—
Stock-based compensation
expense	—	—	4,787,756	—	—	—	—	4,787,756

Balance at December 31, 2008	53,638,784	$53,639	$98,606,934	—	$—	$(1,126)	$(74,183,025)	$24,476,422

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. Dollars)

	Years Ended December 31,
	2008	2007

Cash flows from continuing operating activities:
Net loss from continuing operations	$(21,804,435)	$(14,851,346)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Impairment loss	7,850,000	—
Stock-based compensation	4,787,756	7,203,738
Deferred income taxes	(1,962,500)	—
Depreciation and amortization	223,548	57,748
Provision for doubtful accounts	15,343	—
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	(102,430)	(23,212)
Prepaid expenses and other current assets	(822,302)	(956,169)
Accounts payable, accrued expenses, and other liabilities	37,744	1,119,532
Net cash used in continuing operating activities	(11,777,276)	(7,449,709)
Cash flows from discontinued operating activities:
Net loss from discontinued operations	(133,526)	(24,687,959)
Adjustments to reconcile net loss from discontinued operations to net cash used in discontinued operating activities:
Goodwill write off related to disposition	—	22,518,382
Provision for doubtful accounts	—	1,210,631
Depreciation and amortization	170,475	280,103
Gain on sale of businesses	(343,990)	—
Changes in operating assets and liabilities from discontinued operations:
Accounts receivable	31,030	374,694
Prepaid expenses and other current assets	(56,419)	371,712
Accounts payable, accrued expenses, and other liabilities	(189,000)	(5,263,987)
Payable to affiliates	—	86,611
Net cash used in discontinued operating activities	(521,430)	(5,109,813)
Net cash used in operating activities	(12,298,706)	(12,559,522)

Cash flows from continuing investing activities:
Purchases of property and equipment	(644,546)	(237,103)
Sale of INTAC Legacy Businesses	(4,500,000)	—
Daily Strength, Inc. acquisition, net of cash received of $76,880	(3,215,074)	—
INTAC merger related costs, net	(107,027)	(339,892)
Cash used in continuing investing activities	(8,466,647)	(576,995)
Cash flows from discontinued investing activities:
Purchases of property and equipment	—	(25,002)
Cash used in discontinued investing activities	—	(25,002)
Net cash used in investing activities	(8,466,647)	(601,997)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	35,229,607	21,040,119
Proceeds of advance from shareholder	—	4,460,529
Repayment of advance from shareholder	—	(8,716,013)
Repayment of affiliated party loan	—	(280,320)
Cash provided by financing activities	35,229,607	16,504,315

Net change in cash and cash equivalents	14,464,254	3,342,796
Impact of currency translation on cash	(83,926)	63,773
Cash and cash equivalents at beginning of period, including $163,158
reclassified to assets held for sale	3,639,831	233,262
Cash and cash equivalents at end of period	$18,020,159	$3,639,831

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)
(expressed in U.S. Dollars)

	Years Ended December 31,
	2008	2007

Supplemental disclosure of cash flow information
Cash paid for taxes	$—	$—
Cash paid for interest	—	56,208

Non-cash business acquisition activities
Issuance of equity including $100,000 fair value of options assumed	$—	$38,988,366
Deferred tax liabilities	—	4,055,000
Net liabilities assumed, excluding cash	—	3,155,656

Other non-cash financing and investing activities
Receipt of shares for sale of INTAC Legacy Businesses	$18,400,000	$—
Receipt of shares for sale of INTAC distribution companies	—	8,986,842
Issuance of shares for digital publishing rights	—	22,941

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

HSW International (“HSWI”) is an online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s digital economies with locally relevant, high quality information and ways to connect with each other.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSW International is the exclusive licensee in China and Brazil for the digital publication of translated content from HowStuffWorks.com, a subsidiary of Discovery Communications, Inc., and in China for the digital publication of translated content from World Book Encyclopedia.  Our DailyStrength brand, which was acquired on November 26, 2008, helps hundreds of thousands of readers share information and support on www.dailystrength.org, a comprehensive health-related social media website.  The acquisition of DailyStrength was completed in part to diversify our business and to publish another product which offers insight on highly relevant topics.  We generate revenue primarily through the sale of online advertising on our websites.  We were incorporated in Delaware in March 2006.  Our headquarters are located at One Capital City Plaza, 3350 Peachtree Road, Suite 1600, Atlanta, Georgia  30326.

In June 2008, we entered China’s online publishing market utilizing a combination of the contributed assets from HowStuffWorks with the benefit of INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses.  We currently maintain offices in China, Brazil, Los Angeles, California and Atlanta, Georgia, our corporate headquarters.

Prior to the INTAC Merger and related financing transactions, our sole shareholder was HowStuffWorks, a privately-held online publishing company founded in 1999 that provides objective and useful information for people to learn about the world around them and make informed decisions.  On December 17, 2007, HowStuffWorks, our largest shareholder, merged with Discovery Communications, Inc. (“Discovery”) becoming a wholly-owned subsidiary of Discovery.  As of December 31, 2008, Discovery, through its wholly owned subsidiary HowStuffWorks, owned approximately 42.8% of our outstanding common stock.  HowStuffWorks remains based in Atlanta, Georgia.

On October 2, 2007, the date of our merger with INTAC, the following occurred:

•
HowStuffWorks contributed to us in exchange for shares of our common stock, exclusive digital publishing rights to HowStuffWorks’ content for the countries of China and Brazil which we translate and localize into the predominant languages of China and Brazil.

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

•
Certain investors purchased or agreed to purchase shares of our common stock (equity financings) having an aggregate value of approximately $39.4 million of which $22.5 million and $16.9 million (both before expenses) were received in October 2007, and January and February 2008, respectively (see Notes 3 and 10).

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

We entered the Brazilian online publishing market in March 2007, by utilizing royalty-free and exclusively licensed digital content provided by HowStuffWorks.  At December 31, 2008, we had approximately 5,500 articles that were either (i) articles from the HowStuffWorks content database translated from English to Portuguese, or (ii) originally created content.  The web site address is (http://hsw.com.br/).  We are in the early development of our business strategy in Brazil as we continue to expand by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HowStuffWorks, and (iii) refining local marketing strategies.

In June 2008, we entered China’s online publishing market utilizing a combination of the contributed assets from HowStuffWorks with the benefit of INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses. In September 2008, we announced an exclusive content partnership with World Book, Inc.  In 2009, World Book will create thousands of original Chinese-language articles providing information on all branches of knowledge, including arts, sciences, history, technology, mathematics, sports, and recreation, exclusively for HSW International's Beijing-based website, BoWenWang (http://www.bowenwang.com.cn/). At December 31, 2008, we had published approximately 4,400 articles.

In November 2008, we acquired Daily Strength, Inc. (“DS”), publisher of the health social networking website DailyStrength (http://www.dailystrength.org).  DailyStrength was founded in 2006 by internet veterans with more than 20 years of experience conceiving, building, and running communities on the web, including Yahoo Mail, Yahoo Message Boards, Yahoo Groups, GeoCities, Facebook and more. DailyStrength hosts more than 500 communities focused on issues such as weight loss, divorce, parenting and illnesses. Users of the site both read and interact with high-quality, accurate reference information. The site features health journals, discussion forums, virtual hugs, member-created groups, and treatment reviews plus unique content provided on a daily basis by physicians and other health professionals.

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

INTAC was acquired to assist in our primary business focus, the development of our digital content database exclusively licensed from HowStuffWorks by (i) accelerating our obtaining Internet licenses in China for launching our Internet platform, (ii) obtaining INTAC’s knowledge of the Chinese markets, relationships, and core competencies and (iii) providing additional cash flow from its established businesses.

In the INTAC acquisition we also obtained two legacy businesses - services related to wireless telephone training and the development and sale of educational software delivered to customers in China. However, due to (i) an increased focus of our management and resources on our primary Internet publishing business, (ii) a change of control in our majority ownership leading to further refinement in our strategies, and (iii) an under performance of the INTAC Legacy Businesses subsequent to the INTAC Merger, we sold these legacy businesses on February 29, 2008 (see Note 3).  Following the disposition, the sole asset we retained from the INTAC acquisition is the Internet Licenses intangible we used to enter the China market in June 2008.

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

As part of the acquisition, we assumed 500,000 INTAC outstanding stock options.  The per share fair value of our stock options issued in exchange for all of INTAC’s outstanding options was estimated using the Black-Scholes options pricing model (see Note 10).  All of the options assumed were either already fully vested at the time of the merger or vested in full as a result of the INTAC Merger.  Therefore, the fair value of the assumed options, $100,000, is treated as part of the purchase price.

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

Following the February 2008 disposition, the sole assets we retained from the INTAC Legacy Businesses were the Internet Licenses intangible asset that has an indefinite life and is not amortized and from which no revenue has been generated from the date of acquisition to December 31, 2008.  Therefore, any pro forma information assuming the acquisition of this remaining asset as of the beginning of the respective periods would provide no additional useful information.

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

3.  DISCONTINUED OPERATIONS – INTAC LEGACY BUSINESSES

Due to an increased focus of our management and resources on our primary Internet publishing business , a change of control in our majority ownership leading to further refinement in our strategies, and an under performance of the INTAC Legacy Businesses after the INTAC Merger, in early 2008, we decided to dispose of the INTAC Legacy Businesses.  The INTAC Legacy Businesses were comprised of two lines of business which were both unrelated to our core Internet platform businesses.

We had originally estimated when deciding to acquire the INTAC Legacy Businesses that, in addition to accelerating our obtaining Internet licenses in China for launching our Internet platform, INTAC would provide us (i) further knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China and (ii) additional cash flow from its established businesses.  Following the underperformance of the INTAC Legacy Businesses in the fourth quarter of 2007, that resulted in short-term negative cash flow from these operations of $1.1 million, and a change-in-control of our business through the acquisition of our largest shareholder, HowStuffWorks, by Discovery, we reconsidered the potential risk of excessive short-term consumption of cash and management resources by our acquired non-core INTAC Legacy Businesses and refined our strategic direction.

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

At the February 29, 2008, INTAC Legacy Businesses disposition, we received only 4.5 million shares of our common stock from Mr. Zhou and accordingly, we only funded the INTAC Legacy Businesses with $2.7 million in cash.  Mr. Zhou delivered his additional 0.5 million shares of our common stock to us on March 26, 2008, and on March 31, 2008, we released another $1.6 million in cash to the INTAC Legacy Businesses ($1.8 million for the stock received net of an estimated $0.2 million withheld for disposition expenses).  As of December 31, 2008, all of HSWI’s assets were in our core Internet businesses and the sole asset we retained from the INTAC Merger is the Internet Licenses intangible we used to enter the Chinese markets in June 2008.

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

As a result of this disposition, the operations of the INTAC Legacy Businesses have been segregated and reported as discontinued operations for all the periods presented in our consolidated statements of operations.  The results of discontinued operations for the years ended December 31, 2008 and 2007 are as follows:

	Years Ended December 31,
	2008	2007

Revenues	$38,849	$198,627
Loss from discontinued operations (before income taxes)	(133,526)	(24,687,959)
Loss from discontinued operations	$(133,526)	$(24,687,959)

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

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements from continuing operations include the accounts of (1) HSWI, (2) our subsidiary HSW Brasil - Tecnologia e Informação Ltda. (“HSW Brazil”), (3) HSW (HK) Inc. Limited, (4) Bonet (Beijing) Technology Limited Liability Company, (5) BoWenWang Technology (Beijing) Limited Liability Company, and (6) Daily Strength, Inc.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.  The operations of the INTAC Legacy Businesses since October 2, 2007, the date of the INTAC Merger, through February 29, 2008, the date of INTAC Legacy Businesses disposition are reflected as discontinued operations, and the assets and liabilities for the year ended December 31, 2007, have been reclassified as “held for sale”.

All intercompany balances and transactions have been eliminated in consolidation.  During the periods reported, our revenue was derived primarily from advertising revenue from our Internet website in Brazil.  Net losses from HSW Brazil and China for the years ended December 31, 2008, and 2007, were $3.3 million and $3.7 million, respectively.

Revenue Recognition Policies

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

We recognize these revenues when the service have been provided, and the other criteria set forth in Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, have been met; namely, the fees we charge are fixed or determinable, we and our  advertisers understand the specific nature and terms of the agreed-upon transactions and collectability is reasonably assured.

Cost of Revenues

Online Publishing

The online publishing cost of revenue represents the cost of translating and localizing content and acquiring original articles written by third parties.

Liquidity

Due to the start up nature of the online publishing segment of HSWI, revenue recorded for the years ended December 31, 2008 and 2007, were approximately $457,000 and $148,000, respectively.

As of December 31, 2008, our cumulative losses were $74.2 million which included non cash expenses of $21.8 million for stock-based compensation, $22.5 million goodwill write-off related to the February 29, 2008 INTAC Legacy Businesses disposition and an impairment charge of $5.9 million, net of tax.  We used a significant amount of the $21.0 million net proceeds from the October 2, 2007, sale of stock in the equity financing to pay transaction costs, to pay off advances from HowStuffWorks, and to fund operations.  In the first quarter of 2008, we received an additional $33.4 million from the sale of our stock.  We believe the proceeds from the sale of our stock in our first quarter of 2008 will provide us sufficient working capital to establish our operations in Brazil, China and the US and provide sufficient working capital for at least the next twelve months.

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables.  At December 31, 2008, 99% of our cash was denominated in U.S. dollars, and 1% represented cash denominated in Brazilian Reais, Chinese Renminbi or Hong Kong dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We believe we are not exposed to a significant concentration of credit or accounts receivable risk.  However, cash is subject to foreign currency fluctuations against the U.S. dollar.  Our risk in foreign currency is somewhat mitigated at this time as U.S. funds are transferred monthly to Brazil and China to fund that month’s operating activity.  If however the U.S. dollar is devalued significantly against the Brazilian Reais or the Chinese Renminbi, the cost to further develop our websites in Brazil and China could exceed our original estimates.

We regularly evaluate the collectability of trade receivable balances based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If we determine that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount expected to be recovered.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  We maintain our cash in financial institutions we believe are of high credit quality and do not believe any undue risk is associated with our cash balances.  A large portion of the cash balance is maintained at one financial institution.

Use of Estimates

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

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Income Taxes

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

Effective January 1, 2007, we adopted the provisions of Financial Accounts Standards Board (“FASB”) Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) 109, Accounting for Income Taxes.  FIN 48 requires a company to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation 48.  FSP FIN 48-1 amends FIN 48, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits.  We are required to apply the guidance provided in FSP FIN 48-1, the application of which has not had a material effect on our financial position, results of operations, or cash flows.

The application of income tax law is inherently complex.  Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of operations.

We intend to classify interest and penalties arising from unrecognized income tax positions in the statement of operations as general and administrative expenses if they occur. At December 31, 2008 and 2007, we had no accrued interest or penalties related to uncertain tax positions.  The tax years 2007, 2006 and 2005 are not or have not been under examination but remain open to examination under IRS statute.

The INTAC Merger and the stock transactions in October 2007, more fully discussed in notes 1, 2, 3 and 10 created an ownership change that may limit our ability to utilize its net operating loss carry forward.

Stock Based Compensation

We account for stock based compensation in accordance with SFAS 123(R), Share-Based Payment, which requires us to recognize expense related to the fair value of our stock-based compensation awards.

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

Foreign Currency

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

Capitalized Transaction Costs

The Company complies with SFAS 141, “Business Combinations,” which requires all internal costs associated with a merger to be expensed as incurred.  SFAS 141 also requires companies to capitalize and include in the purchase accounting all incremental costs to outside consultants and other professionals directly associated with the merger.  Accordingly, the Company included $1.7 million of vendor costs, principally legal costs, directly associated with the INTAC Merger, in the INTAC Merger purchase price. (See Note 2).

The Company also complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”.  In 2007, we incurred $1.5 million of costs related to the equity financing closed in 2007.  These costs were netted against the proceeds from the transaction and included in additional paid in capital.

Purchase Price Allocations

From time to time, we enter into material business combinations.  In accordance to SFAS 141, Business Combinations, the purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value.  Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal of certain tangible and intangible assets.  Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives.  Generally, we have, if necessary, up to one year from the date of acquisition to obtain all of the information that we have arranged to obtain and that is known to be obtainable to finalize the purchase price allocation.  Until such time, the purchase price allocation may remain subject to change based on final valuations of assets acquired and liabilities assumed and may be subject to material revision.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation, recorded within operating expenses in the consolidated statements of operations, is computed using the straight-line method over the estimated useful lives of the assets, generally one to three years for computer equipment and software and three to five years for building improvements and office equipment.  Costs represent the purchase price and any directly attributable costs of bringing the asset to working condition for its intended use.  Repairs and maintenance are expensed as incurred.  Betterments and capital improvements are capitalized and depreciated over the remaining useful life of the related asset.

Legal and Auditing Fees

Legal and auditing fees are expensed in the period incurred.

Advertising Expenses

We expense advertising costs in the year in which they are incurred.  Advertising expense for each of the years ended December 31, 2008 and 2007 was $0.2 million.

Commitments and Contingencies

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

Long-Lived Assets Including Goodwill and Other Intangible Assets

We review property and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of property and equipment is measured by a comparison of the carrying amounts to future net cash flows the assets are expected to generate.  The carrying value of the intangible asset is compared to the fair value in order to determine if an impairment exists.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, we test goodwill and indefinite lived intangible assets for impairment annually at December 31, or more frequently if events or changes in circumstances indicate that this asset may be impaired.  SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We amortize our acquired intangible assets with definite lives over three to eleven years.  We recorded an impairment charge of $5.9 million, net of tax, of the licenses to operate in China intangible asset due to the results of the December 31, 2008 impairment analysis.

Taxes Collected from Customers

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in cost of sales in the accompanying Consolidated Statements of Operations.

Net Loss per Share

We compute net loss per share in accordance with SFAS 129, Earnings per Share, which requires dual presentation of basic and diluted earnings or loss per share (“EPS”).

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for non-financing assets and liabilities.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements as the Company had no financial assets other than cash and accounts receivable.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until January 1, 2009.  We are currently evaluating the impact FSP 157-2 will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date.  SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date.  In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited.  We are currently evaluating the impact SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.  SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  We do not expect the implementation of SFAS 160 will have a material impact on our consolidated financial statements.

5.  ACQUISITION

On November 26, 2008, the Company acquired 100% of Daily Strength, Inc., a comprehensive health-related social networking site, for $3.125 million before $167,000 of expenses.  The Company is contingently obligated to pay an earnout of up to an additional $3.525 million based on the achievement of certain page view targets.

Our acquisition of DailyStrength allows us to further leverage our web publishing infrastructure, provides us with an opportunity to diversify our initial focus on the emerging economies, and enter the healthcare digital market.  Maturity within the online healthcare market provides us with additional access to digital revenues and the ability to enter the social networking space with relevant and useful content for individuals who share common concerns.

Allocation of Purchase Price

The application of purchase accounting under SFAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of customer relationships, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flows; current replacement cost for similar capacity for certain fixed assets; and appropriate discount rates and growth rates.

Goodwill resulting from the acquisitions discussed below was assigned to the Company’s one business segment.  The goodwill and intangible assets acquired are not tax deductible. The deferred tax liabilities related to finite-lived intangible assets will be reflected as a tax benefit in the consolidated statements of income in proportion to and over the amortization period of the related intangible assets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Cash and cash equivalents	$77
Trade accounts receivable	12
Prepaid expenses and other current assets	5
Property and equipment	30
Website trade name (indefinite life)	988
Non-compete agreement (3 year life)	354
Website features (7 year life)	151
Website content (6 year life)	117
Member relationships (11 year life)	63
Goodwill	1,973
Assets acquired	3,770
Accounts payable and other liabilities	(142)
Deferred tax liabilities	(336)
Net assets acquired	$3,292

Unaudited pro forma results of operations data for the year ended December 31, 2008 and the year ended December 31, 2007 as if HSWI and the entity described above had been combined as of January 1, 2007, follow.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations

	Years Ended December 31,
	2008	2007

Revenue	$773,921	$257,369
Loss from continuing operations before other income
(expense) and income taxes	(26,107,006)	(16,836,833)
Net loss	(23,752,913)	(41,426,337)

Basic and diluted loss per share	(0.45)	(3.59)
Basic and diluted weighted average shares outstanding	52,941,525	11,544,818

The Company is satisfied that no material change in value has occurred in these acquisitions or other acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s consolidated financial statements since the respective acquisition dates.

6.  GOODWILL AND INTANGIBLE ASSETS

The Company performed its testing of impairment of goodwill and other intangibles as of December 31, 2008.  The fair values of the Company’s intangible assets were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions that management believes were appropriate in the circumstances.  The Company recorded an impairment charge related to the licenses to operate in China intangible asset in the amount of $7.9 million during the fourth quarter of 2008 due to the slowdown of growth internationally and other economic challenges affecting the advertising marketplace in China.

On November 26, 2008, we acquired DailyStrength and recorded $2.0 million of goodwill and $1.7 million of intangible assets.  The Company performed an impairment test of its goodwill and indefinite life intangible at December 31, 2008 and determined that no impairment existed.

Our Brazil operation has recorded intangible assets of $16,429 and $21,476 as of December 31, 2008 and 2007, respectively, for site domains.

Intangibles include the following as of December 31, 2008:

		Gross	Accumulated	Net Carrying
	Original Life	Carrying Value	Amortization	Value

Website trade name	Indefinite life	$988,000	$—	$988,000
Non-compete agreement	3 years	353,700	9,825	343,875
Website features	7 years	151,574	1,804	149,770
Website content	6 years	117,152	1,627	115,525
Member relationships	11 years	63,000	477	62,523
Site domains	Indefinite life	16,429	—	16,429
Total		$1,689,855	$13,733	$1,676,122

The following table summarizes future intangible amortization at December 31, 2008:

Intangible
Amortization

2009	$164,806
2010	164,806
2011	154,981
2012	46,906
2013	46,906
Thereafter	93,288
Total	$671,693

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2008 and 2007, prepaid expenses and other assets consisted of the following:

	December 31,
	2008	2007

Prepaid content acquisition costs	$800,000	$—
Prepaid insurance	637,012	788,674
Deposits and other	223,085	153,914
Total	$1,660,097	$942,588

8.  PROPERTY AND EQUIPMENT, NET

As of December 31, 2008 and 2007, property and equipment consisted of the following:

	December 31,
	2008	2007

Computer equipment	$487,154	$155,909
Furniture and fixtures	135,391	95,613
Software	234,927	68,859
Leasehold improvements	102,532	31,616
Total	960,004	351,997
Less accumulated depreciation	(232,693)	(58,815)
Property and equipment, net	$727,311	$293,182

Approximately 61%, 22% and 17% of our property and equipment, net are in the U.S., China and Brazil, respectively.

9.  INCOME TAXES

We are subject to income taxes on income arising in or derived from the tax jurisdictions in which we are domiciled and operate.  Due to net operating losses for book and tax purposes, no U.S. Federal or Foreign current or deferred tax provisions have been made for the year ended December 31, 2007.  We recorded a deferred tax benefit for the year ended December 31, 2008 as a result of the impairment charge to the China license.

We have substantial net operating loss carryforwards in some of our companies.  As a result, most of these companies have net deferred tax assets.  We have, however, provided a valuation allowance for all these deferred tax assets based on the uncertainty of generating future taxable income.

The provision for income taxes for the years ended December 31, 2008 and 2007 differs from the amount computed by applying the U.S. income tax rate of 34% to loss before taxes as follows:

	Years Ended December 31,
	2008	2007

Computed “expected” tax expense	$(8,076,088)	$(13,443,364)
Tax effect of non-deductible goodwill	—	7,656,250
Change in valuation allowance	4,807,712	4,349,967
Tax effect of losses and rates in non-US jurisdictions	523,281	1,515,959
Tax effect of other permanent items	782,595	(78,812)
	$(1,962,500)	$—

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$7,794,786	$3,986,811
Amortization	123,703	175,482
Depreciation of fixed assets	16,456	—
Deferred income and reserves	67,664	477,266
Stock-based compensation expense	7,344,630	5,785,006
Total deferred tax assets	15,347,239	10,424,565

Deferred tax liabilities:
Acquired intangibles	(1,106,465)	(4,030,106)
Foreign exchange gain/loss	(5,696)	—
Depreciation of fixed assets	—	(7,340)
Valuation allowance	(15,108,498)	(10,417,228)
Net deferred tax liability	$(873,420)	$(4,030,109)

The increase in the valuation allowance of $4.7 million as of December 31, 2008 relates to tax effected losses incurred during the year of approximately $4.8 million, a valuation allowance incurred of approximately $1.1 million as a result of the DailyStrength acquisition, removal of a valuation allowance of approximately $1.6 million as a result of the INTAC Legacy Business disposition, state tax effected net operating losses of $0.6 million and other net decreases of approximately $0.2 million.  The increase to the valuation allowance for 2007 and 2008 are due to continuing losses during these years.  Management concluded that it was more likely than not that additional deferred tax assets would not be recovered and recorded an additional valuation allowance.  The valuation allowance as of December 31, 2007, includes an approximate $1.8 million allowance resulting from the INTAC Merger.

The net operating losses available at December 31, 2008, to offset future taxable income in the U.S. federal and state, Hong Kong, China and Brazil jurisdictions are $18,279,745, $13,882,854, $142,940, $942,732 and $4,866,500, respectively.  The income tax rates for Hong Kong, China and Brazil are 17.5%, 25% and 15%, respectively.  The net operating losses in the U.S. include losses in the amount of $3.9 million related to the purchase of DailyStrength.  The U.S. net operating losses are subject to certain rules under Internal Revenue Code Section 382 limiting their annual usage.  The federal net operating losses expire between the years 2024 and 2028.  The state net operating losses expire between the years 2016 and 2026.  The net operating losses generated in Hong Kong have no expiration date and carry forward indefinitely.  The net operating losses generated in China have a five year carryover period.  The net operating losses generated in Brazil have no expiration date and up to 30% of the net operating loss may be utilized each year.

On January 1, 2007, we adopted the provisions of FIN 48.  As a result of applying the provisions of FIN 48, we recognized no increase in the liability for unrecognized tax benefits, and no increase in accumulated deficit as of January 1, 2007.  We had no unrecognized tax benefits as of December 31, 2008 and 2007.  We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations.  The 2005, 2006 and 2007 tax years generally remain subject to examination by federal and most state tax authorities.  In significant foreign jurisdictions, the 2003 through 2007 tax years generally remain subject to examination by their respective tax authorities.

10.  STOCKHOLDERS’ EQUITY

Common Stock

As discussed in Note 1, on October 2, 2007, we completed the INTAC Merger and related transactions affecting our stockholders’ equity as follows:

•	We issued 22,940,717 and 22,940,727 million shares of our stock to HowStuffWorks and to INTAC shareholders, respectively.
•	Three million shares of common stock were recorded as treasury shares valued at cost, $9.0 million.
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

Stock Based Compensation

Under the 2006 Equity Incentive Plan adopted April 13, 2006 (the “Plan”), HSWI authorized 8,000,000 shares for grant as part of a long term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plan have been granted to our officers and employees with an exercise price equal to or more than the fair market value of the underlying shares on the date of grant.

On August 23, 2006, we completed a stock option grant covering 6,337,500 shares, (“the 2006 Grants”) at an exercise price of $6.50.  Of the 6,337,500 shares subject to the options granted, 2,000,000 vested on the date of grant, 2,000,000 vested on the date of the second anniversary date of the grant date, 600,000 options vest over the period from August 23, 2006 to June 4, 2007, and 1,737,500 vest over three years.

On October 10, 2007, we granted stock options covering 730,000 shares, (“the 2007 Grant”) at an exercise price of $7.10 per share.   Of the 730,000 shares subject to the options granted, 218,889 vested on the date of grant, 319,444 vest monthly over the period from date of grant through August 23, 2009, 76,667 vest annually over two years ending August 23, 2009, 40,000 vest annually over three years ending April 23, 2010, 50,000 vest annually over three years ending October 10, 2010, and 25,000 vest annually over three years ending November 19, 2010.

On March 10, 2008, we granted stock options covering 12,000 shares, at an exercise price of $4.26 per share.   These options vest annually over three years ending March 10, 2011.

On May 28, 2008, we granted stock options covering 25,000 shares, at an exercise price of $3.80 per share.  These options vest annually over three years ending May 28, 2011.

On August 12, 2008, we granted stock options covering 125,000 shares, at an exercise price of $3.25 per share.  Of the 125,000 shares subject to the options granted, 33,400 vested on January 31, 2009 due to achievement of certain performance criteria, 66,600 shares subject to the options granted will not vest due to unattained performance criteria, and 25,000 vest annually over three years ending August 12, 2011.

On September 22, 2008, we granted stock options covering 350,000 shares, at an exercise price of $3.68 per share.  These options vest on May 31, 2009.

On November 26, 2008, we granted stock option covering 25,000 shares, at an exercise price of $0.37 per share.  Of the 25,000 shares subject to the options granted, 8,333 vest on the first anniversary of the grant date and the remaining shares vest monthly over the two years ending November 26, 2011.  The March 10, 2008, May 28, 2008, August 12, 2008, September 22, 2008 and November 26, 2008 stock option grants are collectively the “2008 Grants”.

On March 10, 2008, we granted 33,096 shares of restricted stock to four members of the Board of Directors.  The grant date fair value was $4.23 per share.  The restricted stock vested on December 31, 2008.

On August 12, 2008, we granted 30,769 shares of restricted stock to six executives.  The grant date fair value was $3.25 per share.  Of the 30,769 shares of restricted stock, 10,277 vested on January 31, 2009 due to achievement of certain performance criteria and 20,492 shares of restricted stock will not vest due to unattained performance criteria.

As of December 31, 2008, unrecognized compensation expense relating to non-vested restricted stock approximated $6,000 and is expected to be recognized by January 31, 2009.

The per share fair value of the stock options granted, estimated on the date of the grant, was $3.37 and $3.78 for the 2006 Grant and  2007 Grant, respectively, and a range of $0.25 to $2.20 for the 2008 Grants.  We use the Black-Scholes options pricing model to value our options, using the assumptions in the following table.  Expected volatilities are based on the historical volatility of our stock and of similar entities.  The expected term of options represents the period of time that the options granted are expected to be outstanding.  We use the simplified method, or management’s judgment when unable to use the simplified method, to calculate expected term.  The risk-free rate of periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2008 Grants	2007 Grants	2006 Grants
Expected volatility	50% – 75%	50%	50%
Expected life in years	4.0 – 6.0	6.0	5.6
Dividend yield	—	—	—
Risk free interest rate	2.22% – 3.32%	4.49%	4.83%

In accordance with SFAS 123(R), stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  Stock-based compensation expense for the years ended December 31, 2008 and 2007, were $4.8 million and $7.2 million, respectively.  Unrecognized compensation expense as of December 31, 2008, relating to non-vested stock options approximated $1.7 million and is expected to be recognized through 2011.  At December 31, 2008, no options have been exercised under this plan.

A summary of stock option activity and related information as of December 31, 2008, and changes during the year then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contract	intrinsic
Options	of options	price	term (yrs)	value
Outstanding at January 1, 2008	6,683,056	$6.56
Granted	537,000	3.44
Forfeited or expired	(116,600)	4.90
Exercised	—	—
Total outstanding at December 31, 2008	7,103,456	$6.35	7.6	$250
Options exercisable at December 31, 2008	6,111,389	$6.55	7.7	—

The fair value of options vested during the years ended December 31, 2008 and 2007, were $8.9 million and $4.0 million, respectively.

We assumed 500,000 INTAC stock options as part of the INTAC Merger and exchanged them for an equal amount of HSWI options.  All of these options were either already fully vested at the time of the merger or vested in full as a result of the INTAC Merger. Therefore, the fair value of the assumed options was treated as part of the purchase price and no related expense was recorded (see Note 2).  The per share fair value of our stock options issued in exchange for all of INTAC’s options was estimated using the Black-Scholes options pricing model, resulting in a $0.04 to $0.39 fair value range per option (weighted average fair value options assumed is $0.33). The fair value of each option grant was estimated on the date of grant using the following assumptions: underlying stock price of $1.95; no dividend yield; expected volatility of 50%; risk-free interest rate of 5.0%; and expected life of seven years.  Subsequent to the merger, 250,000 INTAC stock options expired.  The following table provides a summary of the stock option activity of the remaining options as of December 31, 2008:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contract	intrinsic
Options	of options	price	term (yrs)	value
Outstanding at January 1, 2008	250,000	$5.49	2.8	$409,500
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Total outstanding at December 31, 2008	250,000	$5.49	4.8	$—
Options exercisable at December 31, 2008	250,000	$5.49	4.8	$—

The aggregate intrinsic value in the above tables represents the total pre-tax intrinsic value (the difference between the HSWI closing stock price on the last trading date of the periods presented and the exercise price, multiplied by the number of options).  The amount of aggregate intrinsic value will change based on the fair market value of our stock.

In conjunction with merger, simultaneously with the assumption of the INTAC stock options and as discussed in Note 2, we issued warrants to purchase 500,000 shares of our common stock to HowStuffWorks on the same terms as the INTAC stock options, with a provision that as the exchanged stock options are forfeited or expire, a similar amount of the warrants expire.  At December 31, 2008, there were 250,000 warrants outstanding.

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

Earnings per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted earnings per share computations:

	Years Ended December 31,
	2008	2007
Loss per share:
Loss from continuing operations	$(21,804,435)	$(14,851,346)
Loss from discontinued operations	(133,526)	(24,687,959)
Net loss	$(21,937,961)	$(39,539,305)

Weighted average shares outstanding	52,941,525	11,544,818

Basic and diluted loss per share
Loss from continuing operations	$(0.41)	$(1.29)
Loss from discontinued operations	—	(2.13)
Net loss	$(0.41)	$(3.42)

Weighted average shares outstanding	52,941,525	11,544,818

Dilutive stock options	—	—

Total common shares and dilutive securities	52,941,525	11,544,818

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.

11.  RELATED PARTY TRANSACTIONS

In August 2006, HSW Brazil entered into a 36-month services agreement with Administradora de Bens Capela (“Capela”), a Brazilian corporation, whereby Capela provides sales, business development, and operations personnel to our Brazilian subsidiary.  The terms of the agreement provided to Capela 800,000 stock options at $6.50, the market value on the contract and grant date vesting over the three year contract period.  These options are included in the options described in Note 10.

During 2006, we entered into six unsecured notes payable with Capela that had various maturity dates in 2007.  Interest on these loans was based on the Interbank Certificate of Deposit rate plus 0.3% through 0.5%.  The notes payable balance was paid in full in 2007 and accordingly, there is no note payable outstanding at December 31, 2008.

From time to time, Capela purchases advertising space on our Brazilian website “Como Tudo Functiona”.  The revenue associated with these transactions is classified as “Sales to Affiliates” in the accompanying financial statements.  We recognized approximately $223,000 of revenue from affiliates during 2008, no revenue was recognized in 2007 from Capela.

Capela was deemed an affiliate due to an ownership interest in HowStuffWorks, our largest shareholder.  As of December 17, 2007, Capela no longer had an ownership interest in HowStuffWorks.

During 2008, the Company had amounts payable to China Trend Holdings Ltd., related to the INTAC Legacy Businesses disposition.  China Trend Holdings Ltd. is owned by Mr. Zhou, CEO, director and significant stockholder of INTAC prior to the INTAC Merger in October 2007.  Mr. Zhou was also on our board of directors from October 2007 to December 2007.  In accordance with the share purchase agreement, disposition expenses related to this transaction were to be split evenly between the Company and China Trend Holdings Ltd.  The Company withheld $200,000 of the purchase price to cover China Trend Holdings Ltd. estimated portion of disposition expenses.  As the Company paid disposition expenses, half of those costs reduce the advance from affiliate balance on the consolidated balance sheet.  As of December 31, 2008, the Company’s disposition payments offset the $200,000 withheld from China Trend Holdings Ltd., therefore, no amount is due China Trend Holdings Ltd.

12.  COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into operating leases for office space.  Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $444,933 and $144,763 for years ended December 31, 2008 and 2007, respectively.  We have not entered into any capital leases.

The following table summarizes the approximate future minimum rentals under noncancelable operating leases and other commitments in effect at December 31, 2008:

Minimum Commitments

2009	$1,172,506
2010	92,933
2011	—
2012	—
2013	—
Thereafter	—
Total	$1,265,439

Savings Plan

We sponsor a defined contribution plan to help eligible employees provide for retirement.  All contributions to the plan are made by employees.  Currently, there are no Company-funded contributions to the plan on behalf of employees.

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth our unaudited quarterly results of operations for the eight quarters ended December 31, 2008.

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Revenue	$44,837	$127,989	$116,236	$167,944
Operating expenses	(4,899,539)	(4,536,560)	(4,274,198)	(11,028,882)
Loss from operations	(4,854,702)	(4,408,571)	(4,157,962)	(10,860,938)
Other income (expense)	91,907	165,352	150,454	107,525
Deferred income tax benefit	—	—	—	1,962,500
Loss from discontinued operations	(133,526)	—	—	—
Net loss	$(4,896,321)	$(4,243,219)	$(4,007,508)	$(8,790,913)

Net loss per basic and diluted share	$(0.09)	$(0.08)	$(0.07)	$(0.16)

Basic and diluted weighted average
shares outstanding	51,027,422	53,574,919	53,574,919	53,574,919

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Revenue	$—	$32,674	$60,288	$54,573
Operating expenses	(2,886,785)	(3,310,958)	(3,473,872)	(5,339,108)
Loss from operations	(2,886,785)	(3,278,284)	(3,413,584)	(5,284,535)
Other income (expense)	—	(19,871)	(11,156)	42,869
Loss from discontinued operations	—	—	—	(24,687,959)
Net loss	$(2,886,785)	$(3,298,155)	$(3,424,740)	$(29,929,625)

Net loss per basic and diluted share	$(288,678)	$(329,816)	$(342,474)	$(0.65)

Basic and diluted weighted average
shares outstanding	10	10	10	45,802,780

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including our Vice Chairman (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation and subject to the foregoing, our Vice Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of our Vice Chairman and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The name of and certain information regarding each director as of March 30, 2009, is set forth below.  There are no family relationships among directors, director nominees or executive officers of HSWI.  Each director is elected to serve until the next Annual Meeting of Shareholders.

Name	Age	Position with HSWI

Jeffrey T. Arnold
March 14, 2006	39	Chairman of the Board of Directors

Henry N. Adorno
October 2, 2007	61	Vice Chairman of the Board of Directors

Theodore P. Botts
October 2, 2007	63	Director

Bruce L. Campbell
December 14, 2007	41	Director

Boland T. Jones
October 2, 2007	49	Director

Arthur F. Kingsbury
December 14, 2007	60	Director

Kai-Shing Tao
October 2, 2007	32	Director

Jeffrey T. Arnold, age 39, has served as a member and Chairman of HSWI’s Board of Directors since 2006. Mr. Arnold served as the president and chief executive officer of HSWI until October 2, 2007.  Mr. Arnold has a proven track record in creating successful business enterprises. Mr. Arnold’s most recent venture was The Convex Group, which included HowStuffWorks, Inc. and was acquired by Discovery Communications, Inc., or Discovery, in December 2007. Prior to starting The Convex Group, Mr. Arnold was founder and CEO of WebMD, an ehealthcare company seeking to transform healthcare into a more accessible, efficient and innovative system utilizing the Internet. Between August 1998 and September 2000, Mr. Arnold negotiated over ten acquisitions, growing WebMD from 60 people and $75,000 in annual revenues to over 5,000 people and 2001 revenues of close to $1 billion. Additionally, at WebMD Mr. Arnold raised over $1.5 billion in public and private capital in a 12 month period, negotiated over 100 strategic partnerships with both established Fortune 500 and emerging companies and established a strong operational management team. Prior to founding WebMD, Mr. Arnold was chairman and CEO of Quality Diagnostic Services (QDS), a cardiac arrhythmia monitoring company, which he founded in 1994. After growing QDS to one of the nation’s largest cardiac-event monitoring companies, he sold QDS to Matria Healthcare for $25 million in 1998. In 1997, Mr. Arnold started Endeavor Technologies, Inc. to explore enhanced applications for Internet and computer telephony services. Endeavor, with the proceeds from the sale of QDS, became WebMD in August 1998.

Henry N. Adorno, age 61, has served as a member and Vice Chairman of our Board of Directors since 2007.  Mr. Adorno is also the founder and President of Adorno & Yoss, the largest certified minority-owned law firm in the country, with over 270 practicing attorneys. Mr. Adorno began his career working with the Dade County Attorney’s Office in the Major Crimes Division.  He later served as the Chief Assistant to State Attorney Janet Reno.  Beyond his professional responsibilities, Mr. Adorno is the Chair of Our Kids, a non-profit organization which utilizes community outreach to manage child welfare and protection for abused, abandoned, and neglected children.  Mr. Adorno holds a Bachelor of Arts and a Juris Doctor, both from the University of Florida. Mr. Adorno is a member of the American Bar Association, The Florida Bar Association, and the Miami Business Forum.

Theodore P. Botts, age 63, has served as a member of HSWI’s Board of Directors since 2007. He is also President of Kensington Gate Capital, LLC, a private corporate finance advisory firm. Since 2002 until its merger with HSW International, Mr. Botts served on INTAC International’s board of directors as chairman of the audit committee. Prior to 2000, Mr. Botts served in executive capacities at UBS Group and Goldman Sachs. Mr. Botts is also a member the Board of Trustees and head of development for REACH Prep, a non-profit organization serving the educational needs of underprivileged African-American and Latino children in Fairfield and Westchester counties since 2003. Mr. Botts graduated with honors from Williams College and received a MBA from the NYU Graduate School of Business Administration.

Bruce L. Campbell, age 41, has served as a member of HSWI’s Board of Directors since 2007. He is currently President of Digital Media and Corporate Development at Discovery, where he directs worldwide business development, including acquisitions, joint ventures and all major business transactions. His responsibilities include the development of new distribution platforms for original content, the creation of digital media extensions for Discovery’s stable of brands and oversight of digital media services. Before joining Discovery in 2007, Mr. Campbell was Executive Vice President, Business Development at NBC Universal, where he was responsible for strategic planning, acquisitions and divestitures, joint ventures and portfolio investments. Prior to his time at NBC, Mr. Campbell was a lawyer at O’Melveny & Myers LLP. He is a graduate of Princeton University and Harvard Law School.

Boland T. Jones, age 49, has served as a member of HSWI’s Board of Directors since 2007. He is also Chairman and Chief Executive Officer of Premiere Global Services, Inc. Prior to founding Premiere Global Services, Inc. in 1991, Mr. Jones served as Chairman, Chief Executive Officer and President of American Network Exchange, a diversified transmission provider specializing in niche markets. Mr. Jones has received numerous awards during his career, including being named Ernst & Young Entrepreneur of the Year Southeast Region. Mr. Jones is also actively involved in a number of community programs in education, cancer research and the arts. Mr. Jones graduated with a degree in finance from Miami University in Ohio, where he remains active as a guest lecturer and teacher at the University’s Entrepreneurship Resource Center.

Arthur F. Kingsbury, age 60, has served as a member of HSWI’s Board of Directors since 2007. He is currently a private investor. Mr. Kingsbury has over thirty-five years of business and financial experience in the media and communications sectors. His experience includes financial, senior executive and director positions at companies engaged in newspaper publishing, radio broadcasting, database publishing, internet research, cable television and cellular telephone communications. Specific positions included President and COO of VNU-USA, Inc., Vice Chairman and COO of BPI Communications, Inc., and CFO of Affiliated Publications, Inc. Mr. Kingsbury has served as a director on the boards of three other publicly traded companies, NetRatings (NASDAQ), Affiliated Publications (NYSE-listed publisher of the Boston Globe), and McCaw Cellular (NASDAQ). Mr. Kingsbury holds a BSBA in Business Administration from Babson College.

Kai-Shing Tao, age 32, has served as a member of HSWI’s Board of Directors since 2007.  He is also Chairman and Chief Investment Officer of Pacific Star Capital, a private investment group.  Prior to founding Pacific Star Capital, Mr. Tao was a Partner at FALA Capital Group, a single family investment office, where he headed the global liquid investments outside the operating companies. Mr. Tao is also a member of the Real Estate Roundtable and US-China and US-Taiwan Business Council.  Mr. Tao graduated from the New York University Stern School of Business.

EXECUTIVE OFFICERS

The following table sets certain information about each of our executive officers and other key employees as of March 30, 2009.

Name	Age	Position

Executive Officers
Henry N. Adorno	61	Vice Chairman and Principal Executive Officer
Gregory M. Swayne	50	President and Chief Operating Officer
Shawn G. Meredith	39	Chief Financial Officer

Other Key Employees
Alexandre de Freitas	40	Chief Executive Officer, HSW Brasil
Douglas J. Hirsch	38	Senior Vice President, DailyStrength
Eric J. Orme	34	Chief Technology Officer
Bradley T. Zimmer	30	Executive Vice President and General Counsel

Executive Officers

Henry N. Adorno has been Vice Chairman of HSW International, Inc.’s Board of Directors and our Principal Executive Officer since October 2007.  Mr. Adorno is also the founder and President of Adorno & Yoss, the largest certified minority-owned law firm in the country, with over 270 practicing attorneys.  Mr. Adorno began his career working with the Dade County Attorney’s Office in the Major Crimes Division.  He later served as the Chief Assistant to State Attorney Janet Reno.  Beyond his professional responsibilities, Mr. Adorno is the Chair of Our Kids, a non-profit organization which utilizes community outreach to manage child welfare and protection for abused, abandoned, and neglected children.  Mr. Adorno holds a Bachelor of Arts and a Juris Doctor, both from the University of Florida. Mr. Adorno is a member of the American Bar Association, The Florida Bar Association and the Miami Business Forum.

Gregory M. Swayne has been our President and Chief Operating Officer since October 2007.  Mr. Swayne was previously the President and Chief Operating Officer of HowStuffWorks, Inc., following its purchase by The Convex Group in 2002. Mr. Swayne joined The Convex Group in 2001, and was part of the management team of N2 Broadband, one of Convex’s first investments.  Prior to Convex, Mr. Swayne was the co-founder and President of publicly-listed A.D.A.M., Inc. and its predecessor Medical Legal Illustrations, Inc. A.D.A.M. provides health information services and benefit management solutions to healthcare organizations, employers, benefit brokers, consumers and the educational market through its online offerings of health information, decision-support applications, benefits management solutions and enrollment services.  Mr. Swayne holds a Bachelor of Arts from the University of South Carolina and a Master of Science in Medical Illustration from the Medical College of Georgia.

Shawn G. Meredith became our Chief Financial Officer in August 2008.  Ms. Meredith joined us in May 2008 as Vice President of Finance.  Prior to joining us, she was a consultant to and Corporate Controller for Network Communications, Inc., an Internet-integrated media company and the largest national publisher of local printed and online magazines for the real estate market, from September 2005 to April 2008.  Ms. Meredith also held positions as vice president, finance and accounting for Medical Doctor Associates, from October 2004 to August 2005, and as an audit manager for PricewaterhouseCoopers LLP, from October 2001 to September 2004.  Ms. Meredith graduated from the University of Florida with a Bachelor of Science in Accounting and a Master of Accounting from Florida International University.  Ms. Meredith is a certified public accountant.

Other Key Employees

Alexandre de Freitas has been our Chief Executive Officer, HSW Brasil since October 2006.  Mr. de Freitas started his career at Citigroup Inc. (NYSE: C) in Brazil and rose to the position of senior manager.  He moved to be the marketing director at ABN-AMRO Bank (NYSE: ABN) to develop a new marketing strategy focused on business expansion in Brazil.  During the last ten years he was the Marketing and Sales Executive Vice President of UOL, the leading online media portal and Internet company in Brazil.  Mr. de Freitas holds bachelor degrees in Business Administration from University of São Paulo and Information Technology from Mackenzie University, and is specialized in Marketing from FGV Institute.

Douglas J. Hirsch has been our Senior Vice President, DailyStrength since we acquired it.  He founded DailyStrength in 2006, and has more than 12 years of experience conceiving, building and managing the biggest community and entertainment sites on the Web.  As one of the first employees of Yahoo Inc., he conceived and/or managed product development for all of Yahoo's community and communication products.  Between 1996 and 2001, Mr. Hirsch led product development for services which generated more than 75% of Yahoo's traffic and virtually all registrations.  After leaving Yahoo to travel around the world in 2001, Mr. Hirsch returned to Yahoo as the General Manager of Yahoo! Entertainment.  In August 2005, Mr. Hirsch joined Facebook, Inc., as the Vice President of Production.  During his tenure at Facebook, Mr. Hirsch conceived, managed and launched Facebook's photo sharing product and Facebook's high school product.  Mr. Hirsch is a magna cum laude graduate of Tufts University, with additional coursework at Oxford University and UCLA.

Eric J. Orme has been our Chief Technology Officer since November 2007.  Mr. Orme has been involved in information technology leadership in the web hosting, education technology, and online media markets for the past fifteen years.  His technical background includes work for both start-ups and larger global corporations, including Georgia-Pacific, web.com, and Ashworth University.  Mr. Orme has been central in orchestrating the launch of the online media company into China and Brazil.

Bradley T. Zimmer has been Executive Vice President, General Counsel and Corporate Secretary for HSW International, Inc. since December 2007.  He previously served as General Counsel and Corporate Secretary of The Convex Group, an entertainment and media company, and its subsidiary HowStuffWorks, Inc. through the companies' acquisition by Discovery Communications, Inc. in December 2007.  Prior to The Convex Group, Mr. Zimmer was responsible for business strategy at Southeast Interactive Technology Funds, a venture capital firm focused on information technology and communications investments.  Mr. Zimmer holds Bachelor of Arts in Public Policy and Juris Doctor degrees from Duke University. He is a member of the American Bar Association and North Carolina State Bar, and is a member of the boards of directors of Mobil Travel Guide and Flexplay Technologies.

CORPORATE GOVERNANCE MATTERS

Audit Committee

The Audit Committee of our Board of Directors is responsible for overseeing the qualifications, performance and independence of our independent auditors, the integrity of our financial statements and disclosures, the performance of our internal audit function and internal controls, and compliance with legal and regulatory requirements.  The Audit Committee currently consists of Theodore P. Botts (Chairman), Boland T. Jones, Kai-Shing Tao and Arthur F. Kingsbury, all of whom are independent directors as defined in Rule 4200(a)(14) of the NASDAQ listing standards and Rule 10A(m)(3) of the Exchange Act.  The Board has determined that Mr. Botts qualifies as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Selection of Nominees for the Board of Directors

The Nominating Committee of our Board of Directors is responsible for establishing the procedures for our stockholders to nominate candidates to the Board of Directors.  There were no material changes in 2008 to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is designed to promote high standards of ethical conduct by our directors and employees.  The Code requires that our directors and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in HSWI’s best interest.  It includes a code of ethics for our chief executive officer, chief financial officer, chief accounting officer or controller, and persons performing similar functions.

As a mechanism to encourage compliance with the Code of Business Conduct and the Code of Ethics, we have established procedures to receive, retain, and address complaints received regarding accounting or auditing matters.  These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner.

In addition, the Board of Directors routinely reviews its own performance to ensure that the Board is acting in the best interests of HSWI and its stockholders.

Our Code of Business Conduct and Ethics is available for review under the Corporate Governance section on our website at www.hswinternational.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission and NASDAQ.  Officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all such forms that they file.  Based solely on a review of the copies of forms received by HSWI, or written representations from reporting persons, we believe that during 2008, all of our officers, directors and 10% stockholders complied with applicable Section 16(a) filing requirements, except for the following:

•	Discovery Communications, Inc.’s initial report on Form 3 was due on January 2, 2008 and was filed on January 4, 2008;
•
Eastern Advisors Capital Group LLC’s initial report on Form 3 was due on March 14, 2008 and was filed on March 26, 2008, and its Form 4 reporting purchases of an aggregate of 521,000 shares of our Common Stock on March 20, 2008 was due on March 24, 2008 and filed on March 31, 2008;

•
Gregory M. Swayne’s initial report on Form 3 was due on October 15, 2007 and his Form 4 reporting the grant of 100,000 stock options on October 10, 2007 was due on October 12, 2007, both of which were filed in April 2008; and

•	Henry N. Adorno’s Form 4 reporting the grant of 250,000 stock options on October 10, 2007 was due October 12, 2007 and was filed in April 2008.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

Compensation Committee Process

The Compensation Committee of the Board of Directors approves all compensation and awards to the individuals included on the Summary Compensation Table (the “named executive officers”).  Annually, the Compensation Committee reviews the performance and compensation of the principal executive officer (“PEO”) and, following discussions with the PEO and, where it deems appropriate, other advisors, establish any modifications to executives’ compensation levels for the subsequent year. For the remaining named executive officers, the PEO makes recommendations to the Compensation Committee for approval.

The Compensation Committee met eleven times in 2008. The Compensation Committee’s charter provides that it will (i) develop, approve, and report to the Board regarding the Company's overall compensation philosophy and strategy, (ii) establish corporate goals and objectives relevant to PEO compensation, evaluate the PEO’s performance in light of those goals and objectives, and determine and approve the PEO’s compensation level based on this evaluation, (iii) review and approve the compensation structure for the other executive officers and review and approve the PEO’s recommendations with respect to executive officer compensation, (iv) oversee PEO and executive succession planning and development, and (v) make recommendations to the Board with respect to director compensation. In addition to the committee members, in the past the PEO and other officers from the Company have been asked to attend meetings from time to time as the committee deems appropriate. The Compensation Committee makes reports to the full Board of Directors based on its activities and, for certain activities, such as the determination of Board of Directors compensation, the Compensation Committee will make recommendations to the full Board for approval.

General Compensation Philosophy, Objectives and Purpose

We work to attract and retain proven, talented executives who we believe will help to put us in the best position for growth and to meet our Company’s objectives. We attempt to recruit executives with technology, internet, media or other experience that we believe is transferable to our business with the expectation that they will share their knowledge to create and develop a successful organization. We strive to provide our named executive officers with a compensation package that is competitive for a given position in our industry and geographic region. The purpose of our executive compensation program is to provide incentives for our executives to meet or exceed expectations. We believe our compensation objectives are achieved through a combination of base salary, incentive bonus, equity compensation and other benefits. With the exception of equity, or stock-based compensation, the compensation is paid in cash.

Our stock-based compensation provides a means for our executives to obtain a degree of ownership of our Company in an attempt to align corporate and individual goals. The issuance of equity compensation is generally not based on performance but rather a component of each officer’s initial compensation offering package. As bonuses are based on both individual and company-wide performance and objectives, we offer a market-competitive base salary for executive positions so as to mitigate the volatility we may experience with regards to overall performance and objectives. It is our philosophy that bonuses are to be used to provide an added incentive to meet additional objectives which exceed ordinary expectations and not as salary itself.

Elements of Total Compensation

Components of our executive compensation are as follows:

Base Salary Base salary for our executives is determined based on the specific level and experience of the executive and responsibilities of a position. Generally, the goal is to achieve a salary that is competitive with the salary for similar positions in similar industries within our Company’s geographic region. Salaries are reviewed during the annual review process when an increase, if any, is determined. Any increase in salary for the named executive officers is subject to Compensation Committee approval. In addition, base salaries may be adjusted, on occasion at the Compensation Committee’s discretion, to realign a particular salary or salaries with current market conditions.  Prior to his relocation to Atlanta in 2008, we paid Mr. Adorno an annual salary of $225,000 and a living expense allowance of $180,000 per year.  Upon his move, we eliminated the living expense allowance and increased his base salary by $180,000.

Incentive Bonus We use bonuses to provide an added incentive to meet additional objectives which exceed ordinary expectations. For 2008, the target bonuses were based on certain stretch goals reflecting operational and financial key performance indicators of our Company.

On August 12, 2008, our Board of Directors adopted the 2008 Executive Compensation Plan (“Plan”).  The purpose of the Plan was to promote the interests of our company by motivating our key employees to execute upon and achieve our business plan and to retain key employees.

The Plan established a bonus pool consisting of an aggregate of 30,769 restricted shares of our common stock, 100,000 options to acquire shares of our common stock and $100,000, which is to be used as a tax offset for the equity portion of the Plan.  The shares of restricted stock and shares issuable under the options granted under the Plan will be issued out of the shares available under our 2006 Equity Incentive Plan.  Six key employees participated in the Plan, including our Vice Chairman, Henry Adorno, our President and Chief Operating Officer, Gregory Swayne, and our Chief Financial Officer, Shawn Meredith.

The performance criteria are tied to foreign website development, activity and revenue during 2008. Each criterion achieved caused 33.4%, 33.3% and 33.3%, respectively, of the bonus pool to vest. As only the foreign website development criteria was met during 2008, only 33.4% of the bonus pool vested and was paid to the key employees.

Long-term Equity Incentive Awards Granting stock options encourages our executives to focus on our Company’s future success. The Company issues grants for stock options under the 2006 Equity Incentive Plan adopted April 31, 2006.  The number of grants recipients receive is generally based on their particular position within the Company.  All grants require the approval of the Compensation Committee of our Board.  In the event of a change in control in HSW International, any unvested options held by each of our named executive officers will fully vest on the date of the change of control.

Payments in Connection with a Change of Control or Termination

We provided protection to Mr. Darnell by including severance provisions in his employment agreement.  Severance payments will only be paid in the event that we terminate Mr. Darnell without cause as defined in his employment agreement.  In the event of a change in control in HSW International, any unvested options held by each of Messrs. Arnold, Adorno and Swayne and Ms. Meredith shall fully vest on the date of the change of control.

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid for services rendered to us and our subsidiaries in all capacities during the years ended December 31, 2007 and December 31, 2008 by (1) our principal executive officer, (2) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year, and (3) an additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer of HSWI at the end of the last completed fiscal year.  The officers listed on the table set forth below are referred to collectively in this annual report as the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)

Henry N. Adorno
Vice Chairman and	2008	$405,012	$10,020	$32,064		$447,096
Principal Executive Officer	2007	$225,000		$944,550	$180,000	$1,349,550

J. David Darnell
Chief Financial Officer – Retired (2)	2008	$131,250			$300,000	$431,250
	2007	$187,500	$25,000			$212,500

Gregory M. Swayne
President and Chief Operating Officer	2008	$225,000	$10,020	$32,064		$267,084
	2007	$158,855		$377,820		$536,675

Shawn G. Meredith
Chief Financial Officer (3)	2008	$125,939	$3,340	$111,938		$241,217

(1)	Henry N. Adorno’s Other Compensation consisted of a living expense allowance. J. David Darnell’s Other Compensation consisted of a $200,000 severance payment and $100,000 of consulting fees.

(2)
J. David Darnell’s 2007 compensation includes compensation paid by INTAC.  Mr. Darnell retired as our Chief Financial Officer effective July 31, 2008.  We entered into a six month consulting agreement with Mr. Darnell ending January 31, 2009.  Mr. Darnell was paid $20,000 per month in exchange for his services.

(3)	Shawn Meredith was appointed Chief Financial Officer on August 12, 2008.

Outstanding Equity Awards at Year-End 2008

The following table provides information about the number and value of unexercised options for the named executive officers as of December 31, 2008.  No named executive officers exercised any stock options during fiscal years 2008 or 2007 and no SARs have been granted.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date

Henry N. Adorno	194,444	55,556	$6.50	August 23, 2016
Henry N. Adorno	194,444	55,556	$7.10	October 10, 2017
Henry N. Adorno	—	10,020	$3.25	August 12, 2018
Gregory M. Swayne	77,778	22,222	$6.50	August 23, 2016
Gregory M. Swayne	77,778	22,222	$7.10	October 10, 2017
Gregory M. Swayne	—	10,020	$3.25	August 12, 2018
J. David Darnell	150,000	—	$3.50	July 29, 2012
Shawn G. Meredith	—	25,000	$3.80	May 28, 2018
Shawn G. Meredith	—	25,000	$3.25	August 12, 2018
Shawn G. Meredith	—	3,340	$3.25	August 12, 2018

Compensation of Directors

Our certificate of incorporation and bylaws specifically grant to our Board of Directors the authority to fix the compensation of the directors.  For 2008 service, we paid our non-employee directors the amounts set forth in the following table:

2008 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)(2)

Jeffrey T. Arnold	$0	$0	$402,500	$0	$402,500
Theodore P. Botts	$20,000	$35,000	$0	$0	$55,000
Kai-Shing Tao	$17,500	$35,000	$0	$0	$52,500
Arthur F. Kingsbury	$17,500	$35,000	$0	$0	$52,500
Boland T. Jones	$15,000	$35,000	$0	$0	$50,000

(1)           Includes annual retainers for members of the Board of Directors and retainers for the chairman of each of the Audit, Compensation and Nominating Committees.

(2)           Bruce L. Campbell and Jeffrey T. Arnold received no compensation as directors because they are employed by Discovery, which owns approximately 43% of our shares.  Mr. Arnold received all of his compensation pursuant to his Consulting Agreement, described below.

On March 10, 2008, our board of directors adopted a Director Compensation Plan for the year ended December 31, 2008, for its independent directors. Such plan provides for the following:

Annual cash retainer	$15,000
Annual restricted stock grant value	$35,000
Total annual compensation	$50,000

In addition, the Chairmen of our Compensation, Governance and Nominating Committees each receives additional cash compensation of $2,500 per year, and the Chairman of our Audit Committee receives additional compensation of $5,000 per year. We also reimburse all directors for HSWI-related travel expenses in accordance with our Company-wide policy.
The terms for the payment of our independent director compensation include the following:

•	Cash retainers are paid quarterly in arrears.
•
Restricted stock is granted at the beginning of the year in an amount then equal to the specified cash value determined as the average of the first 15 trading days of the year, resulting in a per share value for our 2008 grant of $4.23.

•
Restricted stock vests in full on December 31 of the year of grant, contingent upon the recipient having attended at least 75% of board meetings held during the year; otherwise, vesting will be prorated based on attendance.

Arnold Consulting Agreement

On September 22, 2008, we amended the consulting agreement with Mr. Arnold that we originally entered into on August 23, 2006.  The amendment extended the term of the consulting agreement through May 31, 2009, and provided as compensation for the extended service term a grant to Mr. Arnold of a five-year option to acquire 350,000 shares of our common stock.  We agreed with Mr. Arnold that the options would have a per share exercise price of $3.68, which represents the price at which we had most recently sold shares to investors, and was higher than the market closing price on the date of grant, September 22, 2008.  The options will vest at the end of the amended term, May 31, 2009.

The consulting agreement permits Mr. Arnold to engage in non-competitive employment or consulting activities, including specifically activities for and on behalf of HowStuffWorks.  Mr. Arnold is prohibited from competing with us in our territories during the term of the consulting agreement and for a period of one year thereafter.  The consulting agreement provides that Mr. Arnold is obligated to notify either HowStuffWorks or us of any corporate opportunities that may benefit us as well as HowStuffWorks, and HowStuffWorks and we will thereafter determine how to act upon such opportunity.

As compensation for the initial term of his consulting services, we granted Mr. Arnold a ten-year option to acquire 3,000,000 shares of HSW International's common stock, which grant was made on August 23, 2006.  The consulting agreement also provided that we grant options to acquire an additional 1,000,000 shares to one or more individuals in the eligible grantee group, which includes Mr. Arnold.  The consulting agreement further provided that Mr. Arnold shall recommend to us a suggested manner of allocating the additional options, and we granted 1,000,000 options based on Mr. Arnold’s suggestion on August 23, 2006.  All of the options granted under the initial term of the consulting agreement have a per share exercise price of $6.50, the fair market value on the date of grant.  All of these initial 4,000,000 options have vested in full.

In the event that Mr. Arnold is terminated for cause under the consulting agreement, any unvested options shall terminate with the termination of the consulting agreement.  Cause is defined in the consulting agreement as (i) conviction of, or plea of nolo contendere to, a felony that results in material damage to our business or reputation, (ii) gross misconduct that results in material damage to our business or reputation, (iii) act of dishonesty or fraud in connection with the performance of his responsibilities with the intention that such act results in improper and substantial personal enrichment, (iv) violation or breach of any contractual duty that results in substantial monetary harm to us or any fiduciary duty owed to us.  Cause shall not exist under (iv) if such act is done by Mr. Arnold in the good faith belief that it would be beneficial to us or failure to act is done in the good faith belief that the act would be materially harmful to us.

If a change of control (as defined in our equity incentive plan) of the company shall occur during the term of the consulting agreement, any unvested options shall fully vest as of the date of the change in control.  To the extent vested, the options shall be irrevocable and may be exercised by Mr. Arnold’s heirs or estate.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2009 for the following:

•	Each person or entity known to own beneficially more than 5% of the outstanding common stock;
•	Each director;
•	Each of the executive officers named in the Summary Compensation table; and
•	All current executive officers and directors as a group.

Applicable percentage ownership is based on 53,698,292 shares of common stock outstanding as of March 30, 2009, together with applicable options for each stockholder.  Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares.  Common stock subject to options currently exercisable, or exercisable within 60 days after March 30, 2009, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person.  The address of each executive officer and director is c/o HSW International, Inc., One Capital City Plaza, 3350 Peachtree Road, Suite 1600, Atlanta, Georgia 30326. For information relating to beneficial owners of greater than 5% of our common stock who are not insiders, we rely upon the reports filed by such persons or entities on Schedule 13G.

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percentage of Ownership

Discovery Communications, Inc.(1)	23,190,727	43.19%
One Discovery Place
Silver Spring, Maryland 20814

Eastern Advisors Capital Group, Ltd.(2)	8,007,259	14.91%
c/o Caledonian Fund Services (Cayman) Limited
Caledonian House
69 Dr. Roy’s Drive
Grand Cayman KY1 - 1102
Cayman Islands

Capital Research Global Investors	3,686,380	6.86%
333 South Hope Street
Los Angeles, California 90071

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percentage of Ownership

Executive Officers and Directors:
Jeffrey T. Arnold (3)	26,400,727	49.16%
Henry N. Adorno (4)	476,728	*
Gregory M. Swayne (5)	214,229	*
J. David Darnell (6)	184,000	*
Theodore P. Botts (7)	108,274	*
Shawn G. Meredith (8)	13,076	*
Boland T. Jones	8,274	*
Arthur F. Kingsbury	8,274	*
Kai-Shing Tao	8,274	*
Bruce L. Campbell	—	*
All Executive Officers and Directors as a Group (10 people)	27,421,856	51.07%

*	Represents less than 1%.

(1)	Includes 22,940,727 shares of our common stock and 250,000 exercisable warrants beneficially owned by HowStuffWorks, Inc.

(2)
Based on information contained in Schedule 13G/A filed with the SEC on February 12, 2009 by Eastern Advisors Capital Group, LLC, Eastern Advisors Capital, Ltd. and Scott Booth.  All three report shared voting and dispositive power over the shares.  The address for Eastern Advisors Capital Group, LLC and Scott Booth is 101 Park Avenue, 48th floor, New York, New York 10178.

(3)
Includes (i) 22,940,727 shares of our common stock and 250,000 exercisable warrants beneficially owned by HowStuffWorks, Inc., over which Mr. Arnold could be deemed to have voting and dispositive power in his capacity as Chief Executive Officer of HowStuffWorks, (ii) 3,200,000 shares of our common stock that may be acquired upon the exercise of options and (iii) 10,000 shares owned directly by Mr. Arnold.

(4)	Includes 467,498 shares of our common stock that may be acquired upon the exercise of options and 9,230 shares owned by Mr. Adorno.

(5)	Includes 204,999 shares of our common stock that may be acquired upon the exercise of options and 9,230 shares owned by Mr. Swayne.

(6)	Includes 150,000 shares of our common stock that may be acquired upon the exercise of options and 34,000 shares owned by Mr. Darnell.

(7)	Includes 100,000 shares of our common stock that may be acquired upon the exercise of options and 8,274 shares owned by Mr. Botts.

(8)	Includes 10,000 shares of our common stock that may be acquired upon the exercise of options and 3,076 shares owned by Ms. Meredith.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 on our equity compensation plans currently in effect.

	(a) Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related

Equity compensation plans approved
by security holders	7,603,456		$6.30	896,544

Equity compensation plans not approved
by security holders	—	$	N/A	—

Total	7,603,456		$6.30	896,544

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors is currently composed of seven directors, four of whom our Board has determined to be independent within the meaning of the NASDAQ Marketplace Rules.  These four directors are Messrs. Botts, Jones, Kingsbury and Tao.  As part of such determination of independence, our Board has affirmatively determined that none of these directors has any relationship with HSWI that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director.

Related Party Transactions

Our policy regarding transactions with our officers, directors, principal shareholders and their affiliates is that they may be made on terms no less favorable to us than could have been obtained from unaffiliated third parties.  All transactions between us and our officers, directors, principal stockholders and their affiliates must be approved by our Audit Committee or a majority of the disinterested directors, and must continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Contribution Agreements

Pursuant to the terms of two contribution agreements, HowStuffWorks contributed content owned by or licensed to HowStuffWorks to us by granting to us a perpetual, fully paid, royalty-free, sublicensable, exclusive license in certain territories. The content specifically consists of the right to render Chinese and Portuguese translations of, the right to publish or use any or all actual renderings in the translated languages and all such actual renderings of, such licensed and sublicensed content, including derivative works, solely in digital and/or electronic form. All sublicensed content is subject to the terms, conditions and restrictions set forth in the applicable third party licenses from which the sublicensed content is sublicensed. HowStuffWorks is the sole and exclusive owner of the licensed content, the applicable third party licensors are the sole and exclusive owners of the applicable sublicensed content and we are the sole and exclusive owner of the content, subject to HowStuffWorks and its licensors’ rights in the underlying content.

HowStuffWorks also granted to us a limited, perpetual, fully paid, royalty-free, non-sublicensable, non-transferable, exclusive license in the territories to (i) use the content solely for purposes of translating it into the translation languages, and (ii) use limited excerpts of the licensed content translated into the translation languages in print format with limited distribution to businesses solely for purposes of marketing, business development, financings and other similar legitimate business purposes, provided that any such limited print excerpts are not distributed publicly.

HowStuffWorks may terminate the licenses in either of the territories upon written notice to us if: (i) we file a petition for bankruptcy or are adjudicated bankrupt; (ii) a petition in bankruptcy is filed against us and this petition is not dismissed within ninety calendar days; (iii) we become insolvent or make an assignment for the benefit of our creditors or an arrangement for our creditors pursuant to any bankruptcy law; (iv) we discontinue the business that is covered by either of the contribution agreements; (v) a receiver is appointed for us or our business; or (vi) we are in material breach of any of the terms or conditions set forth in either of the contribution agreements, which breach remains uncured 30 days after written notice of such breach from HowStuffWorks so long as such material breach was not caused by any action or inaction of HowStuffWorks, and HowStuffWorks did not prevent or limit our attempts to cure such breach.

Update Agreement

Pursuant to the terms of an update agreement, HowStuffWorks will provide all updates (i.e., modifications and new content) to us for our purchase. With respect to updated content that we elect to purchase, HowStuffWorks will grant to us the same license rights as those granted pursuant to the contribution agreements with respect to any updates to the content licensed pursuant to the contribution agreement for a fee equal to (i) one percent per territory of HowStuffWorks’ fully allocated costs directly attributable to producing the updates purchased by us and (ii) HowStuffWorks’ actual cost in transferring the purchased updates to us, plus (iii) five percent of (i) and (ii) above. Sublicensed content restrictions, ownership rights and termination rights are the same as those granted pursuant to the contribution agreements.  HowStuffWorks may suspend its obligation to provide updates to us if we fail to pay any update fee for 90 days after such fee was due or if we become insolvent.

Letter Agreement

Pursuant to the terms of a letter agreement, we have the option to acquire the exclusive digital publishing rights for the content in India and Russia in the local languages on the same terms and conditions as those with respect to China and Brazil under the contribution agreements and the update agreement.  We have the right to exercise this option until April 2, 2009. If we exercise this option, a limited partnership or limited liability company will be formed, and we will, and will also cause INTAC to, contribute all of their respective assets to the formed entity.  In exchange, we and INTAC will receive in the aggregate a number of units in the formed entity equal to the total number of shares of our common stock then outstanding. The number of units to be received by us and INTAC will be allocated based on the relative fair market value of their assets contributed to the formed entity.  HowStuffWorks will contribute the exclusive digital publishing rights for the content in India and Russia to the formed entity and receive 6,000,000 units in the entity.  HowStuffWorks will have the right to exchange any or all of its units for shares of our common stock. Income and loss of the formed entity will be allocated among the parties on a pro rata basis. Upon the issuance of any shares of our common stock, we will be issued from the formed entity one additional unit for each share of our common stock issued. In exchange, we will transfer to the formed entity the net proceeds (if any) received by us upon the issuance of such shares. As a result of the consummation of the HowStuffWorks and Discovery merger, the agreement was amended to provide that HSW International’s option to acquire the exclusive digital publishing rights for HowStuffWorks’ content in India and Russia cannot be exercised so long as the issuance of securities in connection with such exercise would result in HowStuffWorks’ ownership of HSW International, directly or indirectly, exceeding 50%; provided that the option shall be extended for any time period during which it cannot be exercised in accordance with the foregoing.

Trademark License Agreement

A trademark side letter dated April 20, 2006, between HowStuffWorks and HSW International was amended to provide that the license fee will be 2% of HSW International’s net revenue derived from use of the licensed name and marks in the territory, up to a limit of $100,000 annually for the territory, and that HSW International shall have the right to an option to an exclusive license from HowStuffWorks for use of HowStuffWorks’ name and other marks in India and Russia, which right must be exercised at the same time the option contemplated by the India and Russia Side Letter Agreement is exercised and for which the license fee will be 2% of HSW International’s net revenue derived from use of the licensed name and marks in India and Russia, up to an aggregate limit of $100,000 annually for India and Russia.

Stockholders Agreement

Transfer Restrictions. HowStuffWorks may not make or solicit any sale of, or create, incur or assume any encumbrance with respect to, our common stock issued to it pursuant to the asset contribution (referred to as the HowStuffWorks asset contribution stock) during the period ending (i) 12 months after the closing of our merger with INTAC with respect to one-third of the shares of HowStuffWorks asset contribution stock, (ii) 18 months after the closing of the merger with respect to the next one-third of the shares of HowStuffWorks asset contribution stock and (iii) 24 months after the closing of the merger with respect to the remaining one-third of the shares of HowStuffWorks asset contribution stock, except that during the applicable restricted period HowStuffWorks may make or solicit a sale to a permitted transferee.  No sale of HowStuffWorks asset contribution stock to a permitted transferee will be effective if it was a purpose of such transfer to circumvent the restrictions above.

Corporate Governance. HSW International and HowStuffWorks have entered into a First Amendment to Amended and Restated Stockholders Agreement.  HowStuffWorks has the right to designate three directors of HSW International (one of whom shall be an independent director), and HowStuffWorks has the right to designate the chairperson of the Nominating and Governance Committee. All shares of HSW International owned by HowStuff Works in excess of 45% of the outstanding shares of HSW International as of any applicable record date, if any, shall be voted in exact proportion to the vote of HSW International stockholders other than HowStuffWorks.  HowStuffWorks will have the right to vote in its discretion its shares up to and including 45% of the outstanding shares as of any applicable record date.  The three HowStuffWorks-designated members are Jeffrey Arnold, Arthur Kingsbury and Bruce Campbell.

Additional Content. If we acquire any rights in any text, images, designs, graphics, artwork or other content (referred to in this Annual Report on Form 10-K as the additional content), we will use commercially reasonable efforts to obtain, as a part of such acquisition, (i) the worldwide digital publishing rights to such additional content and (ii) digital publishing rights for HowStuffWorks in respect of such additional content for use outside the territories ((i) and (ii), referred to as the additional rights). Notwithstanding the foregoing, we will not be required to pay or be obligated to incur additional fees or costs for additional rights obtained for HowStuffWorks unless HowStuffWorks agrees to bear such additional fees and/or costs.

Non-Competition. We agree that, during the term of the stockholders agreement, we will not, and will use our best efforts to cause each of our subsidiaries to not, within the United States, (a) enter into any agreement with, hold any equity or financial interest in, or permit our name or any part thereof to be associated in business with, any person that provides any services or products that compete with any services or products of HowStuffWorks in the United States, or (b) otherwise provide any services or products that compete with any services or products of HowStuffWorks in the United States, except with the prior written consent of HowStuffWorks.

Termination. The stockholders agreement may be terminated by written agreement of all parties with rights under the stockholders agreement, or upon the expiration of (i) all rights created pursuant to the stockholders agreement and (ii) all applicable statutes of limitations applicable to the enforcement of claims under the stockholders agreement, except that our right to participate in other markets transactions and HowStuffWorks’ rights to any additional content will terminate three years after the date of the stockholders agreement. The rights of HowStuffWorks pursuant to the provisions regarding transfer restrictions and corporate governance will terminate on the date HowStuffWorks beneficially owns less than 10% of our common stock on a fully diluted basis. The transfer restrictions will terminate upon a change of control of us or a sale of all or substantially all of our assets.

Registration Rights Agreements

In connection with the merger, we also entered into a registration rights agreement with HowStuffWorks that provides it the right to make three requests to us to register its shares on Form S-3, and unlimited requests to us to include shares on other registration statements filed by us.

Stock Purchase Agreements

In connection with the merger, Ashford Capital Partners, L.P. Inc., which held approximately 5.3% of INTAC’s common stock prior to the merger, purchased 456,621 shares of our common stock for a price per share equal to $6.57, subject to adjustment on the eleventh trading day after the registration statement for their shares became effective. On February 4, 2008, an additional 358,596 shares of our common stock were issued to Ashford Capital Partners, L.P. pursuant to the purchase price adjustment.

In connection with the merger, DWS Finanz-Service GmbH (one of the European investors) agreed to purchase $16 million of our common stock on the eleventh trading day after the registration statement for their shares was declared effective by the SEC. In connection with the closing of such issuance, the purchase amount was reduced to approximately $11 million.  The purchase price for the common stock was the lesser of $6.57 or 90% of the 10 trading day volume weighted average price of our common stock commencing on the first trading day following the date on which the registration statement for the resale of such shares was declared effective by the SEC. The terms of the stock purchase were the same as the other European investors (with one investor subject to an additional provision that if the per share purchase price calculated is greater than the highest trading price of our common stock on the closing date of the purchase, then the per share purchase price will be adjusted to be such highest trading price). Deutsche Bank Aktiengesellschaft , an affiliate of DWS Finanz-Service GmbH, owned approximately 8.8% of INTAC’s common stock prior to the merger.

Sale of the INTAC Legacy Businesses and Related Transactions

As described in Item 1. Business, in February and March 2008 we sold two INTAC legacy businesses to Wei Zhou, who was the president and chief executive officer of INTAC, for 5,000,000 of our common shares owned by Mr. Zhou. Simultaneous with the disposition, we sold the 5,000,000 shares we received from Mr. Zhou to the Eastern Advisors funds.  As a result of these transactions, Eastern Advisors beneficially owns approximately 11.07% of our outstanding stock.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of Auditor Fees and Pre-Approval Policy

Our Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, each year, at the time it engages the auditors, the Audit Committee pre-approves the audit engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year. All other permitted non-audit services are required to be pre-approved by the Audit Committee on an engagement-by-engagement basis. All of the auditor fees for the last two years, as detailed below, were pre-approved by the Audit Committee or full Board. The Audit Committee may delegate its authority to pre-approve services to one or more of its members, whose activities are reported to the Audit Committee at each regularly scheduled meeting.

The following table summarizes the aggregate fees billed for professional services rendered to HSWI by Grant Thornton LLP in 2007 and 2008.  A description of these various fees and services follows the table.

	2007	2008
Audit Fees	$654,094	$299,531
Audit-Related Fees	$21,646	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$675,740	$299,531

Audit Fees

The aggregate fees billed to us by Grant Thornton LLP in connection with the annual audit, for the reviews of HSWI’s financial statements included in the quarterly reports on Form 10-Q, and for other services normally provided in connection with statutory and regulatory filings, were approximately $654,094 for 2007 and $299,531 for 2008.

Audit-Related Fees

The aggregate fees billed to us by Grant Thornton LLP for audit-related services were approximately $21,646 for due diligence related services in 2007.  Grant Thornton LLP did not provide audit-related services for 2008.

Tax Fees

Grant Thornton LLP did not provide tax related services for 2007 or 2008.

All Other Fees

We did not engage Grant Thornton LLP for any services other than those listed above during 2007 or 2008.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE II:  VALUATION AND QUALIFIYING ACCOUNTS

For the years ended December 31, 2008 and 2007

Schedule II
HSW International, Inc.
Valuation & Qualifying Accounts

Additions
	Balance at	charged
	beginning	to costs and		Balance at
Classification	of year	expenses	Deductions	end of year

Allowance for doubtful accounts:

2008	$—	15,343	—	$15,343

2007	$—	—	—	$—

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a)(3) The exhibits to this report are listed on the Index to Exhibits following the signature pages of this report.

(b) Exhibits.

See the Exhibit Index following the signature pages of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2009.

HSW INTERNATIONAL, INC.

By:	/s/ Henry N. Adorno
Henry N. Adorno
Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 31st day of March 2009.

Name	Title

/s/ Henry N. Adorno	Vice Chairman and Director
Henry N. Adorno	(Principal Executive Officer)

/s/ Shawn G. Meredith	Chief Financial Officer
Shawn G. Meredith	(Principal Financial and Accounting Officer)

/s/ Jeffrey T. Arnold	Chairman of the Board
Jeffrey T. Arnold

/s/ Theodore P. Botts	Director
Theodore P. Botts

/s/ Bruce L. Campbell	Director
Bruce L. Campbell

/s/ Boland T. Jones	Director
Boland T. Jones

/s/ Arthur F. Kingsbury	Director
Arthur F. Kingsbury

/s/ Kai-Shing Tao	Director
Kai-Shing Tao

(b)  Exhibits.

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

2.1	Agreement and Plan of Merger, dated as of April 20, 2006, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-4/A	07/10/07	Annex A

2.2	First Amendment to Agreement and Plan of Merger, dated January 29, 2007, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-4/A	07/10/07	Annex B

2.3	Second Amendment to Agreement and Plan of Merger, dated August 23, 2007, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-1/A	01/14/08	2.3

2.4	Share Purchase Agreement among INTAC International, Inc., China Trend Holdings Ltd. and Wei Zhou, dated February 15, 2008	8-K	2/20/08	2.4

3.1	Amended and Restated Certificate of Incorporation of HSW International, Inc.	8-A12B	10/03/07	99.2

3.2	Second Amended and Restated Bylaws of HSW International, Inc.	8-K	12/18/07	3.2

4.1	Specimen certificate of common stock of HSW International, Inc.	S-4/A	07/10/07	4.1

4.2	HSW International 2006 Equity Incentive Plan.	S-8	11/05/07	4.2

4.3	Registration Rights Agreement among HSW International, Inc., HowStuffWorks, Inc. and Wei Zhou dated as of October 2, 2007.	8-K	10/09/07	10.6

4.4	Registration Rights Agreement among HSW International, Inc. and American investors dated as of October 2, 2007.	8-K	10/09/07	10.5

4.5	Affiliate Registration Rights Agreement dated as of October 2, 2007.	8-K	10/09/07	10.7

10.1	Amended and Restated Stockholders Agreement, dated as of January 29, 2007, among HowStuffWorks, Inc., HSW International, Inc. and Wei Zhou.	S-4/A	07/10/07	Annex H

10.2	First Amendment to Amended and Restated Stockholders Agreement, dated as of December 17, 2007, among HowStuffWorks, Inc., HSW International and Wei Zhou.	S-1/A	01/14/08	10.2

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.3	Contribution Agreement (PRC Territories) between HowStuffWorks, Inc. and HSW International, Inc., dated as of October 2, 2007.	8-K	10/09/07	10.2

10.4	Contribution Agreement (Brazil) between HowStuffWorks, Inc. and HSW International, Inc. dated as of October 2, 2007.	8-K	10/09/07	10.1

10.5	Update Agreement between HowStuffWorks, Inc. and HSW International, Inc. dated as of October 2, 2007.	8-K	10/09/07	10.4

10.6	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and Ashford Capital Management, Inc.	S-4/A	07/10/07	Annex I-a

10.7	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and Ashford Capital Partners, L.P.	S-1/A	01/14/08	10.7

10.8	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and Harvest 2004, LLC.	S-4/A	07/10/07	Annex I-b

10.9	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and Harvest 2004, LLC.	S-1/A	01/14/08	10.9

10.10	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and the Purchasers named therein.	S-4/A	07/10/07	Annex I-c

10.11	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and the Purchasers named therein.	S-1/A	01/14/08	10.11

10.12	Stock Purchase Agreement dated April 20, 2006 between HSW International and DWS Finanz-Service GmbH.	S-4/A	07/10/07	Annex K

10.13	First Amendment to Stock Purchase Agreement dated January 29, 2007 between HSW International and DWS Finanz-Service GmbH.	S-4/A	07/10/07	Annex L

10.14	Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International and Jeffrey T. Arnold.	S-4	03/14/07	10.11

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.14.1	Amendment No. 1 to the Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International and Jeffrey T. Arnold.	8-K	9/23/08	10.14

10.15	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. related to certain rights in India and Russia dated as of December 17, 2007.	S-1/A	01/14/08	10.15

10.16	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. related to certain trademark rights dated as of December 17, 2007.	S-1/A	01/14/08	10.16

10.17	Employment Agreement dated October 16, 2001 between INTAC International, Inc. and Wei Zhou (filed by INTAC International, Inc., Commission File No 000-32621).	8-K	10/30/01	10.5

10.18
Share Purchase Agreement, dated January 29, 2007, among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou.
		S-4/A	07/10/07	Annex R

10.19	First Amendment to Share Purchase Agreement dated as of August 23, 2007 among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou.	S-1/A	01/14/08	10.19

10.20	Termination Agreement by and between HSW International, Inc. and HowStuffWorks, Inc., dated as of December 17, 2007.	S-1/A	01/14/08	10.20

10.21	Stock Purchase Agreement between HSW International, Inc. and the investors named therein, dated February 15, 2008.	8-K	2/20/08	10.21

10.22	Separation Agreement with J. David Darnell dated May 13, 2008.	10-Q	5/15/08	10.22

10.23†	2008 Executive Compensation Plan.	8-K	08/19/08	10.23

10.24†	Content License Agreement dated September 17, 2008 between HSW International, Inc. and World Book, Inc.	10-Q	11/14/08	10.24

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.25†	Agreement and Plan of Merger dated as of November 26, 2008 by and among HSW International, Inc., DS Newco, Inc., Daily Strength, Inc. and Douglas J. Hirsch	8-K	12/03/08	10.25

14.1	HSW International, Inc. Amended and Restated Code of Business Conduct and Ethics.	8-K	4/18/08	14.1

23.2	Consent of Grant Thornton, LLP.				X

31.1	Certification by the Principal Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Principal Financial and Accounting Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32*
Certification by the Principal Executive Officer and Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________________________________________
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