Form 10-Q
period 2009-03-31
HSW International, Inc.
filed 2009-05-15
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

At May 15, 2009, the number of common shares outstanding was 53,698,292.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. Dollars)

	March 31,	December 31,
	2009	2008
	(unaudited)

Assets

Current assets
Cash and cash equivalents	$16,052,101	$18,020,159
Trade accounts receivable, net	48,002	103,020
Prepaid expenses and other current assets	1,341,923	1,660,097
Total current assets	17,442,026	19,783,276

Property and equipment, net	681,139	727,311
Licenses to operate in China	2,150,000	2,150,000
Goodwill	1,925,944	1,972,944
Intangibles, net	1,634,931	1,676,122
Total assets	$23,834,040	$26,309,653

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$573,364	$554,673
Accrued expenses and other current liabilities	355,787	322,094
Advances from shareholder and affiliate	83,044	83,044
Total current liabilities	1,012,195	959,811

Deferred tax liability	873,420	873,420

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 200,000,000 shares authorized, 53,698,292 and
53,638,784 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	53,699	53,639
Additional paid-in-capital	99,311,580	98,606,934
Accumulated other comprehensive income (loss)	2,296	(1,126)
Retained deficit	(77,419,150)	(74,183,025)
Total stockholders’ equity	21,948,425	24,476,422
Total liabilities and stockholders’ equity	$23,834,040	$26,309,653

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(expressed in U.S. Dollars)

	Three Months Ended March 31,
	2009	2008

Operating revenue
Social media	$79,607	$—
Digital online publishing	46,723	44,837
Total revenue	126,330	44,837

Cost of services	388,528	325,272

Gross margin	(262,198)	(280,435)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $704,706 and $1,290,321
in 2009 and 2008, respectively)	3,033,631	4,546,107
Depreciation and amortization	115,788	28,160
Total operating expenses	3,149,419	4,574,267

Operating loss	(3,411,617)	(4,854,702)

Other income (expense)
Interest income	15,492	91,907
Other income	160,000	—
Total other income (expense)	175,492	91,907

Loss from continuing operations before income taxes	(3,236,125)	(4,762,795)

Income taxes	—	—

Loss from continuing operations	(3,236,125)	(4,762,795)

Loss from discontinued operations, net of income taxes	—	(133,526)

Net loss	$(3,236,125)	$(4,896,321)

Basic and diluted loss per share
Loss from continuing operations	$(0.06)	$(0.09)
Net loss per share	$(0.06)	$(0.09)

Basic and diluted weighted average shares outstanding	53,614,866	51,027,422

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (UNAUDITED)
(expressed in U.S. Dollars)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)

Balance at December 31, 2008	53,638,784	$53,639	$98,606,934	$(1,126)	$(74,183,025)	$24,476,422

Comprehensive loss:
Net loss	—	—	—	—	(3,236,125)	(3,236,125)
Foreign currency translation	—	—	—	3,422	—	3,422
Total comprehensive loss						(3,232,703)

Restricted stock grants	80,000	80	(80)	—	—	—
Forfeited restricted stock	(20,492)	(20)	20	—	—	—
Stock-based compensation
expense	—	—	704,706	—	—	704,706

Balance at March 31, 2009	53,698,292	$53,699	$99,311,580	$2,296	$(77,419,150)	$21,948,425

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(expressed in U.S. Dollars)

	Three Months Ended March 31,
	2009	2008

Cash flows from continuing operating activities:
Net loss from continuing operations	$(3,236,125)	$(4,762,795)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Stock-based compensation	704,706	1,290,321
Depreciation and amortization	115,788	28,160
Provision for doubtful accounts	(3,023)	—
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	58,041	(74,090)
Prepaid expenses and other current assets	365,174	(78,785)
Accounts payable, accrued expenses and other liabilities	52,384	765,148
Net cash used in continuing operating activities	(1,943,055)	(2,832,041)

Net cash used in discontinued operating activities	—	(521,430)

Net cash used in operating activities	(1,943,055)	(3,353,471)

Cash flows from investing activities:
Purchases of property and equipment	(28,417)	(243,223)
Sale of INTAC legacy businesses	—	(4,300,000)
Merger related costs, net	—	(107,027)
Cash used in investing activities	(28,417)	(4,650,250)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	35,229,607
Proceeds of advance from shareholder	—	(72,927)
Cash provided by financing activities	—	35,156,680

Net change in cash and cash equivalents	(1,971,472)	27,152,959
Impact of currency translation on cash	3,414	198,565
Cash and cash equivalents at beginning of period	18,020,159	3,639,831
Cash and cash equivalents at end of period	$16,052,101	$30,991,355

	Three Months Ended March 31,
	2009	2008

Supplemental disclosure of cash flow information
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Other non-cash financing and investing activities
Receipt of shares for sale of INTAC legacy businesses	$—	$18,400,000

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1.  DESCRIPTION OF BUSINESS

Overview

HSW International, Inc. (“HSW International”) is an online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s digital economies with locally relevant, high quality information and ways to connect with each other.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSW International is the exclusive licensee in China and Brazil for the digital publication of translated content from HowStuffWorks.com, a subsidiary of Discovery Communications, Inc., and in China for the digital publication of translated content from World Book Inc., publishers of World Book Encyclopedia.  Our DailyStrength brand, which we acquired on November 26, 2008, helps hundreds of thousands of readers share information and support on www.dailystrength.org, a comprehensive health-related social media website.  We acquired DailyStrength in part to diversify our business and to publish another product that offers insight on highly relevant topics.  We generate revenue primarily through the sale of online advertising on our websites.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements from continuing operations include the accounts of (1) HSWI, (2) our subsidiary HSW Brasil - Tecnologia e Informação Ltda., (3) HSW (HK) Inc. Limited, (4) Bonet (Beijing) Technology Limited Liability Company, (5) BoWenWang Technology (Beijing) Limited Liability Company, and (6) Daily Strength, Inc.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

The accompanying interim consolidated financial statements for the three months ended March 31, 2009, and 2008, are unaudited.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2009.  You should read the unaudited consolidated financial statements in conjunction with Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as with HSWI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157, Fair Value Measurements, for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until January 1, 2009.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability.  The adoption of FSP 157-2 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date.  SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date.  In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited.  The adoption of SFAS 141(R) will impact our consolidated financial statements when and if further acquisitions occur.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.  SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

3.  ACQUISITION

On November 26, 2008, the Company acquired Daily Strength, Inc., a health-related social networking site, for $3.125 million before $0.17 million of expenses.  The Company is contingently obligated to pay an earnout of up to an additional $3.525 million based on the achievement of certain page view targets.

Our acquisition of DailyStrength should allow us to further leverage our web publishing infrastructure, provide us with an opportunity to diversify our initial focus on the emerging economies and enter the healthcare digital market.  The maturity of the online healthcare market provides us with additional access to digital revenues and the ability to enter the social networking space with relevant and useful content for individuals who share common concerns.

Allocation of Purchase Price

The application of purchase accounting under SFAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date.  The allocation process requires an analysis of customer relationships, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flows; current replacement cost for similar capacity for certain fixed assets; and appropriate discount rates and growth rates.  We are in the process of finalizing the valuations of certain assets and liabilities; therefore, the allocation of the purchase price is subject to refinement.

We assigned the goodwill resulting from the acquisition to our Social Media segment.  The goodwill and intangible assets acquired are not tax-deductible.  The deferred tax liabilities related to finite-lived intangible assets will be reflected as a tax benefit in the consolidated statements of income in proportion to and over the amortization period of the related intangible assets.

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

4.  SEGMENTS

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments.  This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods.  Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements.  The segments are designed to allocate resources internally and provide a framework to determine management responsibility.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Because of our integrated business structure, operating costs included in one segment can benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.  Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment.  Corporate expenses include, among other items: corporate-level general and administration costs, technology costs and on-going maintenance charges; share-based compensation expense related to stock and stock option grants; depreciation and amortization expense; interest expense and income; and charges related to acquired content not yet published on our sites.

The Company conducts business in two operating segments: (1) Social Media; and (2) Digital Online Publishing.  Our Social Media segment is comprised of our DailyStrength operations, which generate revenues from the advertisers based primarily in the United States.  Our Digital Online Publishing segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries.

Revenue, operating loss and total assets regarding operating segments are presented in the following tables:

	Three Months Ended March 31,
	2009	2008

Revenue:
Social media	$79,607	$—
Digital online publishing	46,723	44,837
Total revenue	$126,330	$44,837

Operating loss:
Social media	$(320,652)	$—
Digital online publishing	(473,288)	(832,117)
Business segments	(793,940)	(832,117)
Corporate	(2,617,677)	(4,022,585)
Total operating loss	$(3,411,617)	$(4,854,702)

	March 31,	December 31,
	2009	2008

Total assets:
Social media	$3,623,816	$3,784,945
Digital online publishing	585,452	731,371
Business segments	4,209,268	4,516,316
Corporate	19,624,772	21,793,337
Total assets	$23,834,040	$26,309,653

5.  STOCKHOLDERS’ EQUITY

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

On March 25, 2009, we granted 80,000 shares of restricted stock to four members of the Board of Directors.  The grant date fair value was $0.18 per share.  The restricted stock vests on December 31, 2009.  As of March 31, 2009, unrecognized compensation expense relating to non-vested restricted stock approximated $14,000 and is expected to be recognized by December 2009.

In accordance with SFAS 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award, and recognize it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended March 31, 2009 and 2008 was approximately $0.7 million and $1.3 million, respectively.  As of March 31, 2009, unrecognized compensation expense relating to non-vested stock options approximated $1.1 million that we expect to recognize through 2011.  During the three months ended March 31, 2009, no options were granted, forfeited, expired or exercised.  Through March 31, 2009, no options had been exercised under this plan.

The grant date fair value of options vested during the three months ended March 31, 2009, was $0.4 million.

Earnings per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2009	2008

Loss per share:
Loss from continuing operations	$(3,236,125)	$(4,762,795)
Loss from discontinued operations	—	(133,526)
Net loss	$(3,236,125)	$(4,896,321)

Weighted average shares outstanding	53,614,866	51,027,422

Basic and diluted loss per share
Loss from continuing operations	$(0.06)	$(0.09)
Loss from discontinued operations	—	—
Net loss	$(0.06)	$(0.09)

Weighted average shares outstanding	53,614,866	51,027,422

Dilutive stock options	—	—

Total common shares and dilutive securities	53,614,866	51,027,422

We did not include stock options, restricted stock and warrants in the diluted earnings per share calculation above because they were anti-dilutive.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Form 10-Q.  This Form 10-Q contains forward-looking statements based on current expectations.  We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, and the effects of general industry and economic conditions and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements.  Relevant risks and uncertainties include those referenced in our filings with the SEC, and include but are not limited to: reliance on third parties for content; economic and industry conditions specific to Brazil and China, such as the state of their telecommunications and internet infrastructure and uncertainty regarding protection of intellectual property; challenges inherent in developing an online business in Brazil and China, including obtaining regulatory approvals and adjusting to changing political and economic policies; governmental laws and regulations, including unclear and changing laws and regulations related to the internet sector in China; general industry conditions and competition; general economic conditions, such as interest rate and currency exchange rate fluctuations; and restrictions on intellectual property under agreements with third parties.  We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008.

Business Overview and Recent Events

HSW International is an online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s digital economies with locally relevant, high quality information and ways to connect with each other.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSW International is the exclusive licensee in China and Brazil for the digital publication of translated content from HowStuffWorks.com, a subsidiary of Discovery Communications, Inc., and in China for the digital publication of translated content from World Book Encyclopedia.  Our DailyStrength business helps hundreds of thousands of readers share information and support on www.dailystrength.org, a comprehensive health-related social media website.  We generate revenue primarily through the sale of online advertising on our websites.

Business Trends

Much of our business consists of websites which were recently established or acquired.  We expect that our business will grow as these websites achieve greater awareness within their markets, resulting in increased usage against which we can sell advertising.  While significant online advertising markets exist in the United States and Brazil, we believe it will take additional time for meaningful online advertisement rates to develop in China.

Our Brazilian website ComoTudoFunciona, which launched in March 2007, is our most mature business.  The number of page views for ComoTudoFunciona has grown by 55% during the first quarter of 2009 compared to the same period in 2008.  Additionally, the number of unique visitors to the website have increased by 38% for the same periods.  We expect to see continued growth in the number of users and page views, which we believe will result in increased revenues.

Our Chinese website BoWenWang launched in June 2008, and early results show usage development consistent with a recently-launched website.  Unlike in Brazil, where we established our website with significant promotional commitments from one of the country’s largest Internet portals, BoWenWang launched with a focus on organic traffic development which has resulted in initial usage trending below that in Brazil.  We believe that by focusing on developing business relationships to further the exposure of the website, we will be able to continue to grow usage.  However, the current economic environment in China and the rate of development of its Internet advertising market could negatively affect the growth rate of our revenues for our Chinese business.

We acquired our DailyStrength website in November 2008.  Trends are not yet available for this business due to the brief time which it has been under our control.  Since the acquisition, our operating focus has been establishing infrastructure and developing enhancements for the website.

Both seasonal fluctuations in Internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business.  Internet usage generally slows during the summer months, and expenditures by advertisers typically increase in the fourth quarter of each year.  These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results.

The advertising market overall declined in 2008 and the first quarter of 2009 due to the global economic downturn.  This decline affected online advertising expenditures as well, and has resulted in lower revenue for our business than expected.  The economic environment may cause advertisers to continue to reduce the amount they spend on online advertising, which could negatively affect the growth rate of our revenues.

Recognizing the difficultly of the economic environment, we have reduced operating expenses in 2009 to better align spending with expectations for growth.  We continue to invest in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services.  Additionally, we will maintain an awareness of the alignment of our costs and revenues, and make operating adjustments as necessary to best position HSW International for success.

Business Development

On November 26, 2008, we acquired DailyStrength to diversify our business.  This acquisition provides us with a footprint in the US healthcare market and we believe this addition is synergistic to our existing technology.  The DailyStrength acquisition extends HSW International’s proven publishing platform with social networking applications and communities.  DailyStrength hosts more than 500 communities focused on issues such as weight loss, divorce, parenting and illnesses.  Users of the site both read and interact with high-quality, reference information.  The site features health journals, discussion forums, virtual hugs, member-created groups and treatment reviews, plus unique content provided on a daily basis by physicians and other health professionals.

Our Operations

ComoTudoFunciona – HowStuffWorks Brazil
We entered the Brazilian online publishing market in March 2007.  At March 31, 2009, we had approximately 5,700 articles that were either (i) articles from the HowStuffWorks content database translated from English to Portuguese, or (ii) originally created content.  The web site address is http://hsw.com.br/.  We are continuing the development of our business strategy in Brazil as we continue to expand by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HowStuffWorks, and (iii) refining local marketing strategies.  We recognized approximately $47,000 and $45,000 of revenue from our Brazilian operations during the three months ended March 31, 2009 and 2008, respectively.

BoWenWang – HowStuffWorks China
In June 2008, we entered China’s online publishing market utilizing a combination of the contributed assets from HowStuffWorks with the benefit of INTAC’s relationships and knowledge of the Chinese markets in obtaining our internet licenses.  In September 2008, we announced an exclusive content partnership with World Book, Inc.  In 2009, World Book will create thousands of original Chinese-language articles providing information on all branches of knowledge, including arts, sciences, history, technology, mathematics, sports and recreation, exclusively for HSW International's Beijing-based website, BoWenWang (http://www.bowenwang.com.cn/).  At March 31, 2009, we published approximately 5,200 articles on our Chinese website.  No revenue was generated from the operations based in China during the three months ended March 31, 2009.

DailyStrength
We are developing our business strategy for DailyStrength, or DS, with emphasis on expanding its offerings, in addition to integrating the best of DailyStrength’s social media technologies into HSW International’s web publishing platform.  DailyStrength.org offers content authored by medical professionals based on current topics, support groups, a treatment directory with definitions, private messaging, one-on-one chat forums and personal goal trackers, and primarily serves English-speaking territories, such as the United States, Canada, Australia and the United Kingdom.  The medical panel of professionals contributes articles and journals providing insight to a number of topics relevant to the DS user group and communities.  DailyStrength and its user group create online communities and support services to help people cope with health, stress and other challenges of modern life – issues that people the world over face daily.

Results of Operations

The following table sets forth our operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008

Operating revenue
Social media	$79,607	$—
Digital online publishing	46,723	44,837
Total revenue	126,330	44,837

Cost of services	388,528	325,272

Gross margin	(262,198)	(280,435)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $704,706 and $1,290,321
in 2009 and 2008, respectively)	3,033,631	4,546,107
Depreciation and amortization	115,788	28,160
Total operating expenses	3,149,419	4,574,267

Operating loss
Social media	(320,652)	—
Digital online publishing	(473,288)	(832,117)
Business segments	(793,940)	(832,117)
Corporate	(2,617,677)	(4,022,585)
Total operating loss	(3,411,617)	(4,854,702)

Other income (expense)
Interest income	15,492	91,907
Other income	160,000	—
Total other income (expense)	175,492	91,907

Loss from continuing operations before income taxes	(3,236,125)	(4,762,795)

Income taxes	—	—

Loss from continuing operations	(3,236,125)	(4,762,795)

Loss from discontinued operations, net of income taxes	—	(133,526)

Net loss	$(3,236,125)	$(4,896,321)

Segment Data
We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 4 to our Consolidated Financial Statements hereto.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Our Social Media segment is comprised of our DailyStrength operations which generate the majority of its revenues from the advertisers based in the United States.  Our Digital Online Publishing segment consists of our Brazil and China based websites and generates revenues from advertisers in the respective countries.

Revenue
Total revenue for the three months ended March 31, 2009 was $126,330, an increase of $81,493 compared to the three months ended March 31, 2008.  This increase reflects the addition of DailyStrength to our portfolio of websites.  Revenue generated from our Social Media segment and Digital Online Publishing segment was $79,607 or 63% and $46,723 or 37%, respectively, of total revenue for the first quarter of 2009.  For the three months ended March 31, 2009, approximately 73% of revenue from the Digital Online Publishing segment was generated from paid-for-impression advertising and 27% was generated from pay-per-performance ads, from our Brazil-based website.  Due to its recent launch, no revenue was recognized in the Digital Online Publishing segment from China during the three months ended March 31, 2009 and 2008.

Cost of Services
Cost of services includes the ongoing third-party costs to translate, localize and enhance articles from English to Portuguese and Mandarin Chinese, as well as, costs incurred to acquire original articles written by medical experts and other third parties, as well as site development charges.  Article acquisition and translation costs were approximately $389,000 for the three months ended March 31, 2009 and represent articles acquired for future publication on our websites.  Article acquisition and article translation costs vary due to the volume of new content deployed on our site during any quarter.  These costs are not easily compared to the same quarter of the prior year due to varying needs and timing which determine the number of articles to be published.

Operations - Selling, General and Administrative Expenses
Our total selling, general and administrative expenses decreased by $1.5 million from $4.5 million to $3.0 million for the three months ended March 31, 2009 from the comparable period in 2008.  The decrease is primarily attributable to a $0.9 million decrease in consulting, legal and accounting expenses associated with the INTAC legacy businesses disposition during the first quarter of 2008.  Additionally, our stock-based compensation expense was $0.6 million less than the same period in 2008 as the amount reflected in the prior year was based on vesting during the year of options at exercise prices ranging from $6.50 per share to $7.10 per share, reflecting our higher stock price in earlier periods when the options were granted.

Operating Loss
Not including our corporate level operating loss of $2.6 million, our operating loss was $0.3 million for the Social Media segment and $0.5 million for the Digital Online Publishing segment.

Other Income (Expense)
Total other income (expense) increased approximately $84,000 for the three months ended March 31, 2009, respectively, compared to the same period in 2008.  This increase reflects a contract termination payment from a former customer and is classified as Other Income herein.  The decrease in interest income reflects a decrease in cash on hand and a decrease in bank interest rates.

Discontinued Operations - INTAC Legacy Businesses
The $0.5 million loss from discontinued operations was reduced by a $0.4 million gain upon final disposition on February 29, 2008.

Liquidity and Capital Resources

	Three Months Ended March 31,		Change from Previous Period
	2009	2008	Dollars	Percent

Cash flows
Used in operating activities	$(1,943,055)	$(3,353,471)	$1,410,416	42%
Used in investing activities	(28,417)	(4,650,250)	4,621,833	99%
Provided by financing activities	—	35,156,680	(35,156,680)	(100)%
Net change in cash and cash equivalents	(1,971,472)	27,152,959	(29,124,431)	(107)%
Impact of currency translation on cash	3,414	198,565	(195,151)	(98)%
Cash and cash equivalents at beginning of period	18,020,159	3,639,831	14,380,328	395%
Cash and cash equivalents at end of period	$16,052,101	$30,991,355	$(14,939,254)	(48)%

Cash and cash equivalents was $16.1 million at March 31, 2009, compared to $18.0 million at December 31, 2008.  The decrease in cash is primarily due to the use of working capital to fund operations.

Cash flows from operations
Our net cash used in operating activities during the three months ended March 31, 2009 decreased by $1.4 million compared to the same period in the prior year.  The decrease was due to a $0.9 million decrease in consulting, legal and accounting expenses associated with the INTAC legacy businesses disposition during the first quarter of 2008 and net cash used in discontinued operating activities of $0.5 million for the three months ended March 31, 2008.

Cash flows from investing activities
During the three months ended March 31, 2009, net cash used in investing activities was approximately $28,000 compared to $4.7 million in the same period of 2008.  Cash used in investing activities during the three months ended March 31, 2008 includes $4.3 million of cash used in conjunction with the sale of our INTAC legacy businesses, and $0.2 million invested in building our technology environment and infrastructure.

Cash flows from financing activities
For the three months ended March 31, 2008, net cash provided by financing activities was approximately $35.2 million as a result of the proceeds we received from the sale of our common stock during the first quarter of 2008.

At any point in time, the Company might have significant cash in its operating accounts with third party financial institutions that exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A.

We expect to expend significant resources in expanding and gaining market share for our internet platforms in Brazil and China and to develop our healthcare social networking strategy, including up-front expenditures to create or acquire content.  These expenditures will be made in the respective markets based on our success and anticipated market conditions and trends.  We expect that most of these expenditures will be paid or under commitment before we begin to realize significant revenues.  We believe that our current cash balance and expected cash generated from future operations will be sufficient to fund operations for longer than the next twelve months.  If cash on hand and generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we might sell additional equity or obtain bank financing to fund further development and attain profitability.  There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We translate the foreign currency financial statements of our international operations into U.S. dollars at current exchange rates, except revenue and expenses, which we translate at average exchange rates during each reporting period.  We accumulate net exchange gains or losses resulting from the translation of assets and liabilities in a separate section of stockholders’ equity titled “accumulated other comprehensive income (loss)”.  Generally, our foreign expenses are denominated in the same currency as the associated foreign revenue and at this stage of development the exposure to rate changes is minimal.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At March 31, 2009, 99% of our cash was denominated in U.S. dollars.  The remaining 1% was denominated in Brazilian Reais, Chinese Rehminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  We do not use any derivative financial instruments to mitigate any of our currency risks.  The net assets of our foreign operations at March 31, 2009, were approximately $0.6 million.

We have not entered into long-term agreements or borrowing arrangements with third parties under which any amounts were outstanding during 2009.  Therefore, we do not believe we have any material exposure to market risk changes in interest rates.

We do not currently have any credit facilities and therefore are not subject to interest rate risk.  Due to the nature of our short-term investments and our lack of debt, we have concluded that we face no material market risk exposure.

Item 4.  Controls and Procedures

Our Vice Chairman and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Vice Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Vice Chairman and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

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

The Company is in the process of launching Internet businesses in three different markets, including publishing businesses in two emerging markets.  We believe that our cash resources on hand are sufficient to fund these businesses for a period of not less than 21 months unless revenues increase significantly or we find other sources of capital, neither of which can be assured.  Our management and directors continually evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities. Accordingly, we might decide to suspend our activities in one or more of our markets in order to focus our limited resources in the other(s).

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

Through May 21, 2009, we have the option to acquire the exclusive digital publishing rights in India and Russia for the HowStuffWorks brand and certain content, in accordance with the same terms as we have for Brazil and China.  Exercise of this option requires our issuing additional shares to HowStuffWorks.  We have reviewed the cost of the option and the opportunities of the specific markets in question, and have decided at this time not to exercise the option.

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

We have registered for resale an aggregate of 33,634,192 shares of our common stock held by INTAC affiliates, HowStuffWorks and investors that participated in our equity financings, although HowStuffWorks agreed not to sell or otherwise transfer one-third of its shares until October 2008, one-third of its shares until April 2009 and one-third of its shares until October 2009.  In addition, HowStuffWorks holds a warrant to purchase 250,000 shares of our common stock.  The issuance of these new shares and the resale of additional shares of our common stock could depress the market price for our common stock.

Various factors could negatively affect the market price or market for our common stock

The market for and price of our common stock could be affected by the following factors:

•	general market and economic conditions;
•	our common stock has been thinly traded; and
•	minimal third party research is available regarding our company.

Additionally, the terms of the Discovery merger provided that payment to HowStuffWorks shareholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead will be payable to HowStuffWorks’ former shareholders in three semi-annual installments beginning on October 2008, subject to the consent of the former shareholders' representative.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock indirectly owned by Discovery in the future may fall or rise due to a combination of the potential distributions pursuant to the terms of the Discovery merger or our exercise of the options to publish HowStuffWorks content in local languages in Russia and India.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares owned by HowStuffWorks in the future.  If Discovery and HowStuffWorks’ former shareholders’ representative elect to distribute shares of our common stock to former HowStuffWorks shareholders, a significant number of shares may be sold by such shareholders relative to the daily market trading volumes for our common stock. While we intend to take reasonable measures aimed to ensure that any such potential sales are not disruptive to the market for our common stock, we cannot be certain as to the outcome.

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

HSW INTERNATIONAL, INC.

Date: May 15, 2009	By:	/s/ Shawn G. Meredith
Shawn G. Meredith
Chief Financial Officer