Form 10-Q
period 2009-06-30
HSW International, Inc.
filed 2009-08-14
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐  No ☒

At August 14, 2009, the number of common shares outstanding was 53,698,292.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(expressed in U.S. Dollars)

	June 30,	December 31,
	2009	2008

Assets

Current assets
Cash and cash equivalents	$13,750,608	$18,020,159
Trade accounts receivable, net	55,350	103,020
Prepaid expenses and other current assets	1,134,812	1,660,097
Total current assets	14,940,770	19,783,276

Property and equipment, net	656,609	727,311
Licenses to operate in China	2,150,000	2,150,000
Goodwill	1,940,986	1,972,944
Intangibles, net	1,596,848	1,676,122
Total assets	$21,285,213	$26,309,653

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$694,169	$554,673
Accrued expenses and other current liabilities	383,575	322,094
Advances from shareholder and affiliate	83,547	83,044
Total current liabilities	1,161,291	959,811

Deferred tax liability	873,420	873,420

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 200,000,000 shares authorized, 53,698,292 and
53,638,784 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	53,699	53,639
Additional paid-in-capital	99,963,123	98,606,934
Accumulated other comprehensive income (loss)	28,861	(1,126)
Accumulated deficit	(80,795,181)	(74,183,025)
Total stockholders’ equity	19,250,502	24,476,422
Total liabilities and stockholders’ equity	$21,285,213	$26,309,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating revenue
Social media	$45,493	$—	$125,100	$—
Digital online publishing	42,661	30,841	89,384	75,678
Sales to affiliates	—	97,148	—	97,148
Total revenue	88,154	127,989	214,484	172,826

Cost of services	374,890	240,683	763,418	565,955

Gross margin	(286,736)	(112,694)	(548,934)	(393,129)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $651,543 and $1,561,704 for
the three months ended June 30, 2009 and 2008,
respectively, and $1,356,249 and $2,852,025 for
the six months ended June 30, 2009 and 2008, respectively)	2,983,782	4,239,175	6,017,413	8,785,282
Depreciation and amortization	121,771	56,702	237,559	84,862
Total operating expenses	3,105,553	4,295,877	6,254,972	8,870,144

Operating loss	(3,392,289)	(4,408,571)	(6,803,906)	(9,263,273)

Other income
Interest income	16,258	165,352	31,750	257,259
Other income	—	—	160,000	—
Total other income	16,258	165,352	191,750	257,259

Loss from continuing operations before income taxes	(3,376,031)	(4,243,219)	(6,612,156)	(9,006,014)

Income taxes	—	—	—	—

Loss from continuing operations	(3,376,031)	(4,243,219)	(6,612,156)	(9,006,014)

Loss from discontinued operations, net of income taxes	—	—	—	(133,526)

Net loss	$(3,376,031)	$(4,243,219)	$(6,612,156)	$(9,139,540)

Basic and diluted loss per share
Loss from continuing operations	$(0.06)	$(0.08)	$(0.12)	$(0.17)
Net loss per share	$(0.06)	$(0.08)	$(0.12)	$(0.17)

Basic and diluted weighted average shares outstanding	53,618,292	53,574,919	53,616,589	52,301,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(expressed in U.S. Dollars)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net cash used in continuing operating activities	$(4,196,913)	$(5,453,784)
Net cash used in discontinued operating activities	—	(521,430)
Cash used in operating activities	(4,196,913)	(5,975,214)

Cash flows from investing activities:
Purchases of property and equipment	(84,459)	(454,573)
Acquisitions, net of cash	(15,042)	—
Sale of INTAC legacy businesses	—	(4,500,000)
Merger related costs, net	—	(107,027)
Cash used in investing activities	(99,501)	(5,061,600)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	35,229,607
Cash provided by financing activities	—	35,229,607

Net change in cash and cash equivalents	(4,296,414)	24,192,793
Impact of foreign currency translation on cash	26,863	(153,269)
Cash and cash equivalents at beginning of period	18,020,159	3,639,831
Cash and cash equivalents at end of period	$13,750,608	$27,679,355

	Six Months Ended June 30,
	2009	2008

Other non-cash financing and investing activities
Receipt of shares for sale of INTAC legacy businesses	$—	$18,400,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

Overview

HSW International, Inc. (“HSW International” or “HSWI”) is an online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s digital economies with locally relevant, high quality information and ways to connect with each other.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSW International is the exclusive licensee in China and Brazil for the digital publication of translated content from HowStuffWorks.com, a subsidiary of Discovery Communications, Inc., and in China for the digital publication of translated content from World Book Inc., publishers of World Book Encyclopedia.  Our DailyStrength brand, which we acquired on November 26, 2008, helps hundreds of thousands of readers share information and support on www.dailystrength.org, a comprehensive health-related social media website.  We acquired DailyStrength in part to diversify our business and to publish another product that offers insight on highly relevant topics.  We generate revenue primarily through the sale of online advertising on our websites.

Liquidity Considerations
The global financial crisis continues to have a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising have declined and our typical advertiser is spending less per order than in the prior year.  In consideration of projected market conditions, we implemented cost reductions at the end of our fourth quarter of 2008 to reduce headcount and better align our costs with our 2009 initiatives.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our operational objectives of funding ongoing operations and continuing to make technological investments in our websites and their respective brands.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements from continuing operations include the accounts of (1) HSWI, (2) our subsidiary HSW Brasil - Tecnologia e Informação Ltda., (3) HSW (HK) Inc. Limited, (4) Bonet (Beijing) Technology Limited Liability Company, (5) BoWenWang Technology (Beijing) Limited Liability Company, and (6) Daily Strength, Inc.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

The accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2009, and 2008, are unaudited.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X.  In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2009.  You should read the unaudited condensed consolidated financial statements in conjunction with Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as with HSWI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This new standard establishes general standards for disclosure of date events that occur after the balance sheet date but, before the report is issued or available to be issued. This requirement is effective for statements issued for interim and annual periods ending after June 15, 2009.  Prior to issuance of this statement, the primary guidance on subsequent events was in the auditing standards.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R) -1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP provides additional guidance and disclosure requirements regarding the recognition and measurement of contingent assets acquired and contingent liabilities assumed in a business combination where the fair value of the contingent assets and liabilities cannot be determined as of the acquisition date. This FSP is effective for acquisitions occurring after January 1, 2009.  The adoption of this FSP did not have any impact on the Company, and its future impact will be dependent upon the specific terms of future business combinations, if any.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 (“FSP 107-1”).  FSP 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  FSP 107-1 also amends Accounting Principles Board Opinion 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  The Company does not have financial instruments as of June 30, 2009, therefore, the Company is not impacted by this FSP.

In June 2008, the FASB issued FSP Emerging Issues Task Force Issue 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”).  FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS 128, Earnings Per Share.  FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for us) with early adoption prohibited.  The retrospective adoption of this pronouncement did not have an impact on net loss per share for the three or six months ended June 30, 2008.

In February 2008, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157, Fair Value Measurements, for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until January 1, 2009.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability.  The adoption of FSP 157-2, as of January 1, 2009, did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date.  SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date.  In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited.  The adoption of SFAS 141(R) will impact our condensed consolidated financial statements when and if further acquisitions occur.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.  SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  The adoption of SFAS 160 did not have a material impact on our condensed consolidated financial statements.

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

Allocation of Purchase Price

The application of purchase accounting under SFAS 141 requires us to allocate the total purchase price to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date.  The allocation process requires an analysis of customer relationships, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flows; current replacement cost for similar capacity for certain fixed assets; and appropriate discount rates and growth rates.  We are in the process of finalizing the valuations of certain assets and liabilities; therefore, the allocation of the purchase price is subject to refinement.

We recorded goodwill of $1.9 million associated with the DailyStrength transaction based on the opportunity to expand the member base, the DailyStrength team and the potential for visitor growth on the site from technological investments in new features.  We assigned the goodwill resulting from the acquisition to our Social Media segment.  The goodwill and intangible assets acquired are not tax-deductible.  The deferred tax liabilities related to finite-lived intangible assets will be reflected as a tax benefit in the consolidated statements of income in proportion to and over the amortization period of the related intangible assets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$77,000
Trade accounts receivable	12,000
Prepaid expenses and other current assets	5,000
Property and equipment	30,000
Website trade name (indefinite life)	988,000
Non-compete agreement (3 year life)	354,000
Website features (7 year life)	151,000
Website content (6 year life)	117,000
Member relationships (11 year life)	63,000
Goodwill	1,973,000
Assets acquired	3,770,000
Accounts payable and other liabilities	(142,000)
Deferred tax liabilities	(336,000)
Net assets acquired	$3,292,000

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

Revenue, operating loss and total assets regarding reportable segments are presented in the following tables:

	Social	Digital Online
	Media	Publishing	Corporate	Total

Three Months Ended June 30, 2009
Revenue	$45,493	$42,661	$—	$88,154

Operating loss	$(322,739)	$(428,310)	$(2,641,240)	$(3,392,289)
Interest income	—	—	16,258	16,258
Loss from continuing operations				$(3,376,031)

	Social	Digital Online
	Media	Publishing	Corporate	Total

Three Months Ended June 30, 2008
Revenue	$—	$127,989	$—	$127,989

Operating loss	$—	$(833,788)	$(3,574,783)	$(4,408,571)
Interest income	—	—	165,352	165,352
Loss from continuing operations				$(4,243,219)

	Social	Digital Online
	Media	Publishing	Corporate	Total

Six Months Ended June 30, 2009
Revenue	$125,100	$89,384	$—	$214,484

Operating loss	$(643,391)	$(901,598)	$(5,258,917)	$(6,803,906)
Interest income	—	—	31,750	31,750
Other income	160,000	—	—	160,000
Loss from continuing operations				$(6,612,156)

	Social	Digital Online
	Media	Publishing	Corporate	Total

Six Months Ended June 30, 2008
Revenue	$—	$172,826	$—	$172,826

Operating loss	$—	$(1,665,905)	$(7,597,368)	$(9,263,273)
Interest income	—	—	257,259	257,259
Loss from continuing operations				$(9,006,014)

	June 30,	December 31,
	2009	2008

Total assets:
Social media	$3,624,430	$3,784,945
Digital online publishing	612,138	731,371
Business segments	4,236,568	4,516,316
Corporate	17,048,645	21,793,337
Total assets	$21,285,213	$26,309,653

5.  STOCKHOLDERS’ EQUITY

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

On March 25, 2009, we granted 80,000 shares of restricted stock to four members of the Board of Directors.  The grant date fair value was $0.18 per share.  The restricted stock vests on December 31, 2009.  As of June 30, 2009, unrecognized compensation expense relating to non-vested restricted stock approximated $9,000 and is expected to be recognized by December 2009.

In accordance with SFAS 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award, and recognize it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended June 30, 2009 and 2008 was approximately $0.7 million and $1.6 million, respectively.  Stock-based compensation expense for the six months ended June 30, 2009 and 2008 was approximately $1.4 million and $2.9 million, respectively.  As of June 30, 2009, unrecognized compensation expense relating to non-vested stock options approximated $0.4 million that we expect to recognize through 2011.  During the three and six months ended June 30, 2009, no options were granted, forfeited, expired or exercised.  Through June 30, 2009, no options had been exercised under the Plan.

The grant date fair value of options vested during the three and six months ended June 30, 2009, was $0.6 million and $1.0 million, respectively.

Earnings per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Loss per share:
Loss from continuing operations	$(3,376,031)	$(4,243,219)	$(6,612,156)	$(9,006,014)
Loss from discontinued operations	—	—	—	(133,526)
Net loss	$(3,376,031)	$(4,243,219)	$(6,612,156)	$(9,139,540)

Weighted average shares outstanding	53,618,292	53,574,919	53,616,589	52,301,171

Basic and diluted loss per share
Loss from continuing operations	$(0.06)	$(0.08)	$(0.12)	$(0.17)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.06)	$(0.08)	$(0.12)	$(0.17)

Weighted average shares outstanding	53,618,292	53,574,919	53,616,589	52,301,171

Dilutive stock options	—	—	—	—

Total common shares and dilutive securities	53,618,292	53,574,919	53,616,589	52,301,171

We did not include stock options, restricted stock and warrants in the diluted earnings per share calculation above because they were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Anti-dilutive securities not included in diluted net loss
per share calculation:
Stock compensation plans	7,433,456	6,937,493	7,401,870	6,924,791
Warrants to purchase common stock	250,000	250,000	250,000	250,000
Total anti-dilutive securities	7,683,456	7,187,493	7,651,870	7,174,791

6.  COMPREHENSIVE INCOME

The components of total comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(3,376,031)	$(4,243,219)	$(6,612,156)	$(9,139,540)
Net change in foreign currency translation adjustment,
net of tax	26,565	(351,834)	29,987	(153,269)
Total comprehensive income	$(3,349,466)	$(4,595,053)	$(6,582,169)	$(9,292,809)

7.  RELATED PARTY TRANSACTIONS

In August 2006, HSW Brazil entered into a 36-month services agreement with Administradora de Bens Capela (“Capela”), a Brazilian corporation, whereby Capela provided sales, business development, and operations personnel to our Brazilian subsidiary.  Under the agreement, we granted Capela options to purchase 800,000 shares of our common stock at an exercise price of $6.50 per share, the market value on the date of the grant.  These options vested over the three-year contract period.

From time to time, Capela purchases advertising space on our Brazilian website “Como Tudo Functiona”.  The revenue associated with these transactions is classified as “Sales to Affiliates” in the accompanying financial statements.  We recognized approximately $97,000 of revenue from affiliates during the three and six months ended June 30, 2008.  No revenue was recognized in 2009 from Capela.

Capela was deemed an affiliate due to an ownership interest in HowStuffWorks, our largest shareholder.  As of December 17, 2007, Capela no longer had an ownership interest in HowStuffWorks.

8.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 14, 2009.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q.  This Form 10-Q contains forward-looking statements based on current expectations.  We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, and the effects of general industry and economic conditions and are subject to risks and uncertainties including, but not limited to, those discussed below, in Part II, Item 1A. and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements.  Relevant risks and uncertainties include those referenced in our filings with the SEC, and include but are not limited to: reliance on third parties for content; economic and industry conditions specific to Brazil and China, such as the state of their telecommunications and internet infrastructure and uncertainty regarding protection of intellectual property; challenges inherent in developing an online business in Brazil and China, including obtaining regulatory approvals and adjusting to changing political and economic policies; governmental laws and regulations, including unclear and changing laws and regulations related to the internet sector in China; general industry conditions and competition; general economic conditions, such as interest rate and currency exchange rate fluctuations; and restrictions on intellectual property under agreements with third parties.  We also urge you to carefully review the risk factors set forth in Part II, Item 1A. and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Business Trends

Much of our business consists of websites we recently established or acquired.  We expect that our business should grow as these websites achieve greater awareness within their markets, resulting in increased usage against which we can sell advertising.  While significant online advertising markets exist in the United States and Brazil, we believe it will take additional time for meaningful online advertisement rates to develop in China.

Our Brazilian website ComoTudoFunciona, which launched in March 2007, is our most mature business.  The number of page views for ComoTudoFunciona has grown by 36% during the second quarter of 2009 compared to the same period in 2008.  Additionally, the number of unique visitors to the website have increased by 43% for the same periods.  We expect to see continued growth in the number of users and page views, which we believe should result in increased revenues.

Our Chinese website BoWenWang launched in June 2008, and early results show usage development consistent with a recently-launched website.  Unlike in Brazil, where we established our website with significant promotional commitments from one of the country’s largest Internet portals, BoWenWang launched with a focus on organic traffic development.  This has contributed to initial usage trending below that in Brazil.  We believe that by focusing on developing business relationships to further the exposure of the website, we should be able to continue to grow usage.  However, the current economic environment in China and the rate of development of its Internet advertising market could negatively affect the growth rate of our revenues for our Chinese business.

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

The advertising market declined overall in 2008 and the first half of 2009 due to the global economic downturn.  This decline affected online advertising expenditures as well, and has resulted in lower revenue for our business than expected.  The economic environment might cause advertisers to continue to reduce the amount they spend on online advertising, which could negatively affect the growth rate of our revenues.  The international economic challenges contributed to the impairment charge we took as of December 31, 2008 for the intangible asset of the licenses to operate in China.  If operating results deteriorate or do not improve, and/or if unfavorable changes occur in other economic factors used to estimate fair values, we might incur additional non-cash impairment charges to goodwill or other intangible assets in the future.

Recognizing the difficultly of the economic environment, we have reduced operating expenses in 2009 in an attempt to better align spending with expectations for growth.  We continue to invest in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services.  Additionally, we will maintain an awareness of the alignment of our costs and revenues, and make operating adjustments as we believe necessary to best position HSW International for success.

Business Development

On November 26, 2008, we acquired DailyStrength to diversify our business.  This acquisition provides us with a footprint in the US healthcare market, and we believe this addition is synergistic to our existing technology.  The DailyStrength acquisition extends HSW International’s proven publishing platform with social networking applications and communities.  DailyStrength hosts more than 500 communities focused on issues such as weight loss, divorce, parenting and illnesses.  Users of the site both read and interact with high-quality, reference information.  The site features health journals, discussion forums, virtual hugs, member-created groups and treatment reviews, plus unique content provided on a daily basis by physicians and other health professionals.

Our Operations

ComoTudoFunciona – HowStuffWorks Brazil
We entered the Brazilian online publishing market in March 2007.  At June 30, 2009, we had approximately 5,700 articles that were either (i) articles from the HowStuffWorks content database translated from English to Portuguese, or (ii) originally created content.  The web site address is http://hsw.com.br/.  We are developing our business strategy in Brazil as we continue to expand by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HowStuffWorks, and (iii) refining local marketing strategies.  We recognized approximately $34,000 and $128,000 of revenue from our Brazilian operations during the three months ended June 30, 2009 and 2008, respectively, and $80,000 and $173,000 of revenue during the six months ended June 30, 2009 and 2008, respectively.  The decrease in Brazil revenue is due to sales to affiliates recorded during 2008 that did not recur in 2009.

BoWenWang – HowStuffWorks China
In June 2008, we entered China’s online publishing market utilizing the contributed assets from HowStuffWorks and INTAC’s relationships and knowledge of the Chinese markets to obtain our internet licenses.  In September 2008, we announced an exclusive content partnership with World Book, Inc.  In 2009, World Book, Inc. will create thousands of original Chinese-language articles providing information on all branches of knowledge, including arts, sciences, history, technology, mathematics, sports and recreation, exclusively for HSW International's Beijing-based website, BoWenWang (http://www.bowenwang.com.cn/).  At June 30, 2009, we published approximately 8,000 articles on our Chinese website.  Revenue generated from the operations based in China was approximately $9,000 during the three and six months ended June 30, 2009.  No revenue was generated from the operations based in China during the three and six months ended June 30, 2008.

DailyStrength
We are developing our business strategy for DailyStrength, or DS, with emphasis on expanding its offerings, in addition to integrating the best of DailyStrength’s social media technologies into HSW International’s web publishing platform.  DailyStrength.org offers content authored by medical professionals, support groups, a treatment directory with definitions, private messaging, one-on-one chat forums and personal goal trackers.  DailyStrength primarily serves English-speaking territories, such as the United States, Canada, Australia and the United Kingdom.  The medical panel of professionals contributes articles and journals providing insight to a number of topics relevant to the DS user group and communities.  DailyStrength and its user groups create online communities and support services to help people cope with health, stress and other challenges of modern life.

Results of Operations

The following table sets forth our operations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating revenue
Social media	$45,493	$—	$125,100	$—
Digital online publishing	42,661	127,989	89,384	172,826
Total revenue	88,154	127,989	214,484	172,826

Cost of services	374,890	240,683	763,418	565,955

Gross margin	(286,736)	(112,694)	(548,934)	(393,129)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $651,543 and $1,561,704 for
the three months ended June 30, 2009 and 2008,
respectively, and $1,356,249 and $2,852,025 for
the six months ended June 30, 2009 and 2008, respectively)	2,983,782	4,239,175	6,017,413	8,785,282
Depreciation and amortization	121,771	56,702	237,559	84,862
Total operating expenses	3,105,553	4,295,877	6,254,972	8,870,144

Operating loss
Social media	(322,739)	—	(643,391)	—
Digital online publishing	(428,310)	(833,788)	(901,598)	(1,665,905)
Business segments	(751,049)	(833,788)	(1,544,989)	(1,665,905)
Corporate	(2,641,240)	(3,574,783)	(5,258,917)	(7,597,368)
Total operating loss	(3,392,289)	(4,408,571)	(6,803,906)	(9,263,273)

Other income (expense)
Interest income	16,258	165,352	31,750	257,259
Other income	—	—	160,000	—
Total other income (expense)	16,258	165,352	191,750	257,259

Loss from continuing operations before income taxes	(3,376,031)	(4,243,219)	(6,612,156)	(9,006,014)

Income taxes	—	—	—	—

Loss from continuing operations	(3,376,031)	(4,243,219)	(6,612,156)	(9,006,014)

Loss from discontinued operations, net of income taxes	—	—	—	(133,526)

Net loss	$(3,376,031)	$(4,243,219)	$(6,612,156)	$(9,139,540)

Segment Data
We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 4 to our Condensed Consolidated Financial Statements hereto.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Our Social Media segment is comprised of our DailyStrength operations, which generate the majority of its revenues from the advertisers based in the United States.  Our Digital Online Publishing segment consists of our Brazil and China based websites and generates revenues from advertisers in the respective countries.

Revenue
Total revenue for the three months ended June 30, 2009 was $88,154, a decrease of $39,835 from the comparable period in 2008.  The decrease was primarily due to affiliated sales of $97,148 during the second quarter of 2008 which did not recur during 2009.  This decrease was partially offset by the addition of DailyStrength, our Social Media segment, to our portfolio of websites.  Revenue generated from our Social Media segment and Digital Online Publishing segment was $45,493 or 52% and $42,661 or 48%, respectively, of total revenue for the second quarter of 2009.  For the three months ended June 30, 2009, our Brazil-based website generated approximately 49% of revenue from the Digital Online Publishing segment from paid-for-impression advertising and generated 51% from pay-per-performance ads.  Revenue of approximately $9,000 was recognized in the Digital Online Publishing segment from China during the three months ended June 30, 2009.

Total revenue for the six months ended June 30, 2009 was $214,484, an increase of $41,658 from the comparable period in 2008.  This increase reflects the addition of DailyStrength, our Social Media segment, to our portfolio of websites.  Revenue generated from our Social Media segment and Digital Online Publishing segment was $125,100 or 58% and $89,384 or 42%, respectively, of total revenue for the first half of 2009.  For the six months ended June 30, 2009, our Brazil-based website generated approximately 63% of revenue from the Digital Online Publishing segment from paid-for-impression advertising and generated 37% from pay-per-performance ads.  Revenue of approximately $9,000 was recognized in the Digital Online Publishing segment from China during the six months ended June 30, 2009.

Cost of Services
Cost of services includes the ongoing third-party costs to translate, localize and enhance articles from English to Portuguese and Mandarin Chinese, costs incurred to acquire original articles written by medical experts and other third parties, as well as site development charges.  Article acquisition and translation costs were approximately $375,000 and $763,000 for the three and six months ended June 30, 2009 and represent articles acquired for future publication on our websites.  These costs were approximately $241,000 and $566,000, respectively, for the prior year periods.  Article acquisition and article translation costs vary due to the volume of new content deployed on our site during any quarter.  These costs also fluctuate due to varying needs and timing, which determine the number of articles to be published.

Operations - Selling, General and Administrative Expenses
Our total selling, general and administrative expenses decreased by $1.2 million from $4.2 million to $3.0 million for the three months ended June 30, 2009 from the comparable period in 2008.  Our stock-based compensation expense was $0.9 million less than the same period in 2008 reflecting our higher stock price in earlier periods.  Lower employee costs of $0.3 million also contributed to the decrease from the prior year period.

Our total selling, general and administrative expenses decreased by $2.8 million from $8.8 million to $6.0 million for the six months ended June 30, 2009 from the comparable period in 2008.  Consulting, legal and accounting expenses decreased $0.6 million, which is primarily attributable to costs associated with the INTAC legacy businesses disposition during the first quarter of 2008.  Additionally, our stock-based compensation expense was $1.5 million less than the same period in 2008 reflecting our higher stock price in earlier periods.  Lower travel costs of $0.2 million and lower employee costs of $0.1 million also contributed to the decrease from the prior year period.  The remaining $0.4 million decrease was related to cost reduction efforts.

Operating Loss
Our operating loss was $0.3 million and $0.6 million for the Social Media segment, and $0.4 million and $0.9 million for the Digital Online Publishing segment and  our corporate level operating loss was $2.6 million and $5.3 million for the three and six months ended June 30, 2009, respectively.

Other Income
Total other income decreased approximately $149,000 and $66,000 for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008 due to lower interest income.  The decrease for the six months ended June 30, 2009 was partially offset by a contract termination payment from a former customer that is classified as Other Income herein.  The decrease in interest income reflects a decrease in cash on hand as well as a decrease in bank interest rates.

Discontinued Operations - INTAC Legacy Businesses
The $0.5 million loss from discontinued operations was reduced by a $0.4 million gain upon final disposition on February 29, 2008.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2009	2008

Cash flows
Used in operating activities	$(4,196,913)	$(5,975,214)
Used in investing activities	(99,501)	(5,061,600)
Provided by financing activities	—	35,229,607
Net change in cash and cash equivalents	(4,296,414)	24,192,793
Impact of currency translation on cash	26,863	(153,269)
Cash and cash equivalents at beginning of period	18,020,159	3,639,831
Cash and cash equivalents at end of period	$13,750,608	$27,679,355

Cash and cash equivalents was $13.8 million at June 30, 2009, compared to $18.0 million at December 31, 2008.  The decrease in cash is primarily due to the use of working capital to fund operations.

Cash flows from operations
Our net cash used in operating activities during the six months ended June 30, 2009 decreased by $1.8 million compared to the same period in the prior year.  Consulting, legal and accounting expenses decreased $0.6 million, which is primarily attributable to costs associated with the INTAC legacy businesses disposition during the first quarter of 2008 and net cash used in discontinued operating activities of $0.5 million for the six months ended June 30, 2008.

Cash flows from investing activities
During the six months ended June 30, 2009, net cash used in investing activities was approximately $0.1 million compared to $5.1 million in the same period of 2008.  Cash used in investing activities during the six months ended June 30, 2008 includes $4.5 million of cash used in conjunction with the sale of our INTAC legacy businesses, and $0.5 million invested in building our technology environment and infrastructure.

Cash flows from financing activities
For the six months ended June 30, 2008, net cash provided by financing activities was approximately $35.2 million as a result of the proceeds we received from the sale of our common stock during the first quarter of 2008.  We had no financing activities in 2009.

Liquidity Considerations
The global financial crisis continues to have a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising have declined and our typical advertiser is spending less per order than in the prior year.  In consideration of projected market conditions, we implemented cost reductions at the end of our fourth quarter of 2008 to reduce headcount and better align our costs with our 2009 initiatives.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our operational objectives of funding ongoing operations and continuing to make technological investments in our websites and their respective brands.

We expect to expend significant resources in expanding and gaining market share for our internet platforms in Brazil and China and to develop our healthcare social networking strategy, including up-front expenditures to create or acquire content.  These expenditures will be made in the respective markets based on our success and anticipated market conditions and trends.  We expect that most of these expenditures will be paid or under commitment before we begin to realize significant revenues.  Additionally, in the normal course of business, we continue to explore various business initiatives that may lead to additional sources of revenue and growth.  We believe that our current cash balance and expected cash generated from future operations will be sufficient to fund operations for longer than the next twelve months.  If cash on hand and generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we might sell additional equity or obtain bank financing to fund further development and attain profitability.  There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We translate the foreign currency financial statements of our international operations into U.S. dollars at current exchange rates, except revenue and expenses, which we translate at average exchange rates during each reporting period.  We accumulate net exchange gains or losses resulting from the translation of assets and liabilities in a separate section of stockholders’ equity titled “accumulated other comprehensive income (loss)”.  Generally, our foreign expenses are denominated in the same currency as the associated foreign revenue, and at this stage of development the exposure to rate changes is minimal.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At June 30, 2009, 99% of our cash was denominated in U.S. dollars.  The remaining 1% was denominated in Brazilian Reais, Chinese Rehminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  We do not use any derivative financial instruments to mitigate any of our currency risks.  The net assets of our foreign operations at June 30, 2009, were approximately $0.5 million.

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

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

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

•	manage our expense structure as a U.S. public company including, without limitation, compliance with the Sarbanes-Oxley Act;
•	manage the anticipated rise in operating expenses;
•	manage and implement successfully new business strategies;
•	adapt and successfully execute our evolving and unpredictable business model, with which we will have only limited experience;
•	establish and take advantage of contacts and strategic relationships;
•	adapt to our potential diversification into other industries and geographic regions;
•	manage and adapt to rapidly changing and expanding operations;
•	implement and improve operational, financial and management systems and processes;
•	respond effectively to competitive developments;
•	attract, retain and motivate qualified personnel; and
•	manage each of the other risks set forth in this report.

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

The Company is in the process of launching Internet businesses in three different markets, including publishing businesses in two emerging markets.  We believe that our cash resources on hand are sufficient to fund these businesses for a period of not less than 12 months unless revenues increase significantly or we find other sources of capital, neither of which can be assured.  Our management and directors continually evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities. Accordingly, we might decide to suspend our activities in one or more of our markets in order to focus our limited resources in the other(s).

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

An aggregate of 33,634,192 shares of our common stock held by INTAC affiliates, HowStuffWorks and investors that participated in our equity financings was registered and such investors could resell that stock.  In addition, HowStuffWorks holds a warrant to purchase 250,000 shares of our common stock.  The issuance of these new shares and the resale of additional shares of our common stock could depress the market price for our common stock.

Various factors could negatively affect the market price or market for our common stock.

The market for and price of our common stock could be affected by the following factors:

•	general market and economic conditions;
•	our common stock has been thinly traded; and
•	minimal third party research is available regarding our company.

Additionally, the terms of the HowStuffWorks December 2007 merger with Discovery provided that payment to HowStuffWorks shareholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead will be payable to HowStuffWorks’ former shareholders in three semi-annual installments beginning on October 2008, subject to the consent of the former shareholders’ representative.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  The amount of shares of our common stock owned by Discovery in the future may fall or rise due to a combination of reasons.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares owned by HowStuffWorks in the future.  If Discovery and HowStuffWorks’ former shareholders’ representative elect to distribute shares of our common stock to former HowStuffWorks shareholders, a significant number of shares may be sold by such shareholders relative to the daily market trading volumes for our common stock. While we intend to take reasonable measures aimed to ensure that any such potential sales are not disruptive to the market for our common stock, we cannot be certain as to the outcome.

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

As of June 30, 2009, HowStuffWorks owned approximately 43% of our outstanding shares of common stock.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of HowStuffWorks.

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

We generated the majority of our revenues in 2008 and the first six months of 2009 from our advertisers.  The global financial crisis continues to have a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising have declined and our typical advertiser is spending less per order than in the prior year.  Our advertisers can generally terminate their contracts with us at any time.  Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner.  If we are unable to be competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.  In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

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

HSW INTERNATIONAL, INC.

Date: August 14, 2009	By:	/s/ Shawn G. Meredith
Shawn G. Meredith
Chief Financial Officer