Form 10-Q
period 2009-09-30
HSW International, Inc.
filed 2009-11-16
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐  No ☒

At November 16, 2009, the number of common shares outstanding was 53,698,292.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(expressed in U.S. Dollars)

	September 30,	December 31,
	2009	2008

Assets

Current assets
Cash and cash equivalents	$11,343,371	$18,020,159
Trade accounts receivable, net	39,802	103,020
Prepaid expenses and other current assets	659,043	1,660,097
Deferred charges	555,329	—
Deferred tax asset	25,147	—
Total current assets	12,622,692	19,783,276

Property and equipment, net	559,032	727,311
Licenses to operate in China	2,150,000	2,150,000
Goodwill	—	1,972,944
Intangibles, net	22,203	1,676,122
Assets held for sale (see note 7)	3,569,298	—
Total assets	$18,923,225	$26,309,653

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$775,388	$554,673
Accrued expenses and other current liabilities	634,282	322,094
Advances from shareholder and affiliate	83,836	83,044
Total current liabilities	1,493,506	959,811

Deferred tax liability	562,647	873,420

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 200,000,000 shares authorized, 53,698,292 and 53,638,784
issued and outstanding at September 30, 2009 and December 31, 2008, respectively	53,699	53,639
Additional paid-in-capital	100,297,798	98,606,934
Accumulated other comprehensive income (loss)	45,185	(1,126)
Accumulated deficit	(83,529,610)	(74,183,025)
Total stockholders’ equity	16,867,072	24,476,422
Total liabilities and stockholders’ equity	$18,923,225	$26,309,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating revenue
Social media	$48,896	$—	$173,996	$—
Digital online publishing	42,171	11,056	131,555	86,734
Sales to affiliates	—	105,180	—	202,328
Total revenue	91,067	116,236	305,551	289,062

Cost of services	393,267	224,861	1,156,685	790,816

Gross margin	(302,200)	(108,625)	(851,134)	(501,754)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $334,675 and $1,189,689 for
the three months ended September 30, 2009 and 2008,
respectively, and $1,690,924 and $4,041,714 for the nine
months ended September 30, 2009 and 2008, respectively)	2,713,644	3,987,151	8,731,057	12,772,433
Depreciation and amortization	123,265	62,186	360,824	147,048
Total operating expenses	2,836,909	4,049,337	9,091,881	12,919,481

Operating loss	(3,139,109)	(4,157,962)	(9,943,015)	(13,421,235)

Other income
Interest income	11,160	150,454	42,910	407,713
Other income	—	—	160,000	—
Total other income	11,160	150,454	202,910	407,713

Loss from continuing operations before income taxes	(3,127,949)	(4,007,508)	(9,740,105)	(13,013,522)

Income tax benefit	393,520	—	393,520	—

Loss from continuing operations	(2,734,429)	(4,007,508)	(9,346,585)	(13,013,522)

Loss from discontinued operations, net of income taxes	—	—	—	(133,526)

Net loss	$(2,734,429)	$(4,007,508)	$(9,346,585)	$(13,147,048)

Basic and diluted loss per share
Loss from continuing operations	$(0.05)	$(0.07)	$(0.17)	$(0.25)
Net loss per share	$(0.05)	$(0.07)	$(0.17)	$(0.25)

Basic and diluted weighted average shares outstanding	53,618,292	53,574,919	53,617,163	52,728,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net cash used in continuing operating activities	$(6,598,719)	$(8,264,270)
Net cash used in discontinued operating activities	—	(521,430)
Cash used in operating activities	(6,598,719)	(8,785,700)

Cash flows from investing activities:
Purchases of property and equipment	(103,564)	(531,167)
Acquisitions, net of cash	(15,042)	—
Sale of INTAC legacy businesses	—	(4,500,000)
Merger related costs, net	—	(107,027)
Cash used in investing activities	(118,606)	(5,138,194)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	35,229,607
Cash provided by financing activities	—	35,229,607

Net change in cash and cash equivalents	(6,717,325)	21,305,713
Impact of foreign currency translation on cash	40,537	(77,521)
Cash and cash equivalents at beginning of period	18,020,159	3,639,831
Cash and cash equivalents at end of period	$11,343,371	$24,868,023

	Nine Months Ended September 30,
	2009	2008

Other non-cash financing and investing activities
Receipt of shares for sale of INTAC legacy businesses	$—	$18,400,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

Overview

HSW International, Inc. (the “Company”, “HSW International” or “HSWI”) is an online publishing company that develops and operates Internet businesses focused on providing consumers around the world with locally relevant, high quality information and ways to connect with each other.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSW International is the exclusive licensee in China and Brazil for the digital publication of translated content from HowStuffWorks.com, a subsidiary of Discovery Communications, Inc., and in China for the digital publication of translated content from World Book Inc., publishers of World Book Encyclopedia.  The DailyStrength brand, which we acquired on November 26, 2008, helps hundreds of thousands of readers share information and support on www.dailystrength.org, a comprehensive health-related social media website.   We generate revenue primarily through the sale of online advertising on our websites.

As discussed further in our subsequent events note, on October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare, Inc. ("Sharecare").  As a result of these transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its Daily Strength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for its own businesses.  Additionally, the Company issued a promissory note to Sharecare, the majority of which has been offset by services the Company provided to Sharecare prior to the consummation of the transaction.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired Daily Strength.  We entered into each of these simultaneously.

Liquidity Considerations
The global financial downturn continues to have a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising have declined and our typical advertiser is spending less per order than in the prior year.  Also, our businesses in Brazil and China, which were launched in the past several years, are still in an early growth stage as the related websites continue to build towards a critical mass of traffic volume.  In consideration of projected market conditions and near-term revenue expectations, we implemented cost reductions at the end of our fourth quarter of 2008 to reduce headcount and better align our costs with our 2009 initiatives.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our operational objectives of funding ongoing operations and continuing to make technological investments in our websites and their respective brands.

The Company received a notice from the Nasdaq Stock Market indicating that it no longer complies with the requirements of Nasdaq Marketplace Rule 5450(a)(1) for continued listing on the Nasdaq Global Market.  The Company has 180 calendar days, or until March 15, 2010, in which to regain compliance with this listing rule, which requires that shares of HSWI’s stock maintain a minimum bid price of $1.00 per share.  The Company is working on plans to regain compliance with Nasdaq Marketplace Rule 5450(a)(1).

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements from continuing operations include the accounts of HSWI and our subsidiaries (1) HSW Brasil - Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, (4) BoWenWang Technology (Beijing) Limited Liability Company, and (5) Daily Strength, Inc.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

The accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2009, and 2008 are unaudited.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X.  In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2009.  You should read the unaudited condensed consolidated financial statements in conjunction with Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as with HSWI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance that establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States.  This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  All GAAP references have been updated to comply with the new guidance.

In June 2009, the FASB issued authoritative guidance that revises the approach to determining the primary beneficiary of a variable interest entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE.  This guidance is effective for fiscal years beginning after November 15, 2009 (January 1, 2010 for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  We are currently evaluating the effect of adopting this guidance.

In May 2009, the FASB issued authoritative guidance for subsequent events.  This new guidance establishes general standards for disclosure of the date events that occur after the balance sheet date but before the report is issued or available to be issued. This requirement is effective for statements issued for interim and annual periods ending after June 15, 2009.  Entities are required to disclose the date through which subsequent events were evaluated.  Public entities must evaluate subsequent events through the date that financial statements are issued.  Accordingly, we have evaluated subsequent events through November 16, 2009, the date we issued this Quarterly Report on Form 10-Q.

In April 2009, the FASB issued authoritative guidance that provides additional guidance and disclosure requirements regarding the recognition and measurement of contingent assets acquired and contingent liabilities assumed in a business combination where the fair value of the contingent assets and liabilities cannot be determined as of the acquisition date.  This guidance is effective for acquisitions occurring after January 1, 2009.  The adoption of this guidance did not have any impact on the Company, and its future impact will be dependent upon the specific terms of future business combinations, if any.

In April 2009, the FASB issued authoritative guidance that requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  The Company did not have financial instruments as of September 30, 2009, therefore, the Company is not impacted by this guidance.

In June 2008, the FASB issued authoritative guidance that clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method.  This guidance is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for us) with early adoption prohibited.  The adoption of this pronouncement did not have an impact on net loss per share for any periods presented.

In February 2008, the FASB issued authoritative guidance that delayed the effective date for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until January 1, 2009.  This guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability.  The adoption of this guidance, as of January 1, 2009, did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date.  This guidance also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date.  In addition, this guidance requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  This guidance is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited.  The adoption of this guidance, as of January 1, 2009, did not have an impact on our condensed consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings.  This guidance is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

3.  SEGMENTS

Current authoritative guidance establishes standards for reporting information about operating segments.  This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods.  Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements.  The segments are designed to allocate resources internally and provide a framework to determine management responsibility.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Because of our integrated business structure, operating costs included in one segment can benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.  Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment.  Corporate expenses include, among other items: corporate-level general and administration costs, technology costs and on-going maintenance charges; share-based compensation expense related to stock and stock option grants; depreciation and amortization expense; interest expense and income; and charges related to acquired content not yet published on our sites.

The Company has historically conducted business in two operating segments: (1) Social Media; and (2) Digital Online Publishing.  Our Social Media segment was comprised of our DailyStrength operations, which generate revenues from the advertisers based primarily in the United States.  Our Digital Online Publishing segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries.

Revenue, operating loss and total assets regarding reportable segments are presented in the following tables:

	Social	Digital Online
	Media	Publishing	Corporate	Total

Three Months Ended September 30, 2009
Revenue	$48,896	$42,171	$—	$91,067

Operating loss	$(347,831)	$(486,046)	$(2,305,232)	$(3,139,109)
Interest income	—	—	11,160	11,160
Income tax benefit	—	—	393,520	393,520
Loss from continuing operations				$(2,734,429)

	Social	Digital Online
	Media	Publishing	Corporate	Total

Three Months Ended September 30, 2008
Revenue	$—	$116,236	$—	$116,236

Operating loss	$—	$(836,967)	$(3,320,995)	$(4,157,962)
Interest income	—	—	150,454	150,454
Loss from continuing operations				$(4,007,508)

	Social	Digital Online
	Media	Publishing	Corporate	Total

Nine Months Ended September 30, 2009
Revenue	$173,996	$131,555	$—	$305,551

Operating loss	$(991,222)	$(1,387,644)	$(7,564,149)	$(9,943,015)
Interest income	—	—	42,910	42,910
Other income	160,000	—	—	160,000
Income tax benefit	—	—	393,520	393,520
Loss from continuing operations				$(9,346,585)

	Social	Digital Online
	Media	Publishing	Corporate	Total

Nine Months Ended September 30, 2008
Revenue	$—	$289,062	$—	$289,062

Operating loss	$—	$(2,502,872)	$(10,918,363)	$(13,421,235)
Interest income	—	—	407,713	407,713
Loss from continuing operations				$(13,013,522)

	September 30,	December 31,
	2009	2008

Total assets:
Social media (see note 7)	$3,608,972	$3,784,945
Digital online publishing	578,879	731,371
Business segments	4,187,851	4,516,316
Corporate	14,735,374	21,793,337
Total assets	$18,923,225	$26,309,653

Of the $3,608,972 Social Media assets as of September 30, 2009, $3,569,298 have been classified as assets held for sale in the accompanying condensed consolidated balance sheet.

4.  STOCKHOLDERS’ EQUITY

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

On March 25, 2009, we granted 80,000 shares of restricted stock to four members of the Board of Directors.  The grant date fair value was $0.18 per share.  The restricted stock vests on December 31, 2009.  As of September 30, 2009, unrecognized compensation expense relating to non-vested restricted stock approximated $5,000 which we expect to recognize by December 31, 2009.

In accordance with current authoritative guidance, we measure stock-based compensation cost at the grant date based on the fair value of the award, and recognize it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended September 30, 2009 and 2008 was approximately $0.3 million and $1.2 million, respectively.  Stock-based compensation expense for the nine months ended September 30, 2009 and 2008 was approximately $1.7 million and $4.0 million, respectively.  As of September 30, 2009, unrecognized compensation expense relating to non-vested stock options approximated $0.1 million which we expect to recognize through November 2011.  During the three and nine months ended September 30, 2009, no options were granted, forfeited, expired or exercised.  Through September 30, 2009, no options had been exercised under the Plan.

The grant date fair value of options vested during the three and nine months ended September 30, 2009, was $1.3 million and $2.3 million, respectively.

Earnings per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Loss per share:
Loss from continuing operations	$(2,734,429)	$(4,007,508)	$(9,346,585)	$(13,013,522)
Loss from discontinued operations	—	—	—	(133,526)
Net loss	$(2,734,429)	$(4,007,508)	$(9,346,585)	$(13,147,048)

Weighted average shares outstanding	53,618,292	53,574,919	53,617,163	52,728,853

Basic and diluted loss per share
Loss from continuing operations	$(0.05)	$(0.07)	$(0.17)	$(0.25)
Net loss	$(0.05)	$(0.07)	$(0.17)	$(0.25)

Weighted average shares outstanding	53,618,292	53,574,919	53,617,163	52,728,853

Dilutive stock options	—	—	—	—

Total common shares and dilutive securities	53,618,292	53,574,919	53,617,163	52,728,853

We did not include stock options, restricted stock or warrants in the diluted earnings per share calculation above because they were anti-dilutive.  The following schedule describes our anti-dilutive securities not included in diluted net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Anti-dilutive securities not included in diluted net loss
per share calculation:
Stock compensation plans	7,433,456	7,072,048	7,412,515	6,974,235
Warrants to purchase common stock	250,000	250,000	250,000	250,000
Total anti-dilutive securities	7,683,456	7,322,048	7,662,515	7,224,235

5.  COMPREHENSIVE INCOME

The components of total comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(2,734,429)	$(4,007,508)	$(9,346,585)	$(13,147,048)
Net change in foreign currency translation adjustment,
net of tax	16,324	75,748	46,311	(77,521)
Total comprehensive income	$(2,718,105)	$(3,931,760)	$(9,300,274)	$(13,224,569)

6.  RELATED PARTY TRANSACTIONS

In August 2006, HSW Brazil entered into a 36-month services agreement with Administradora de Bens Capela (“Capela”), a Brazilian corporation, whereby Capela provided sales, business development, and operations personnel to our Brazilian subsidiary.  Under the agreement, we granted Capela options to purchase 800,000 shares of our common stock at an exercise price of $6.50 per share, the market value on the date of the grant.  These options vested over the three-year contract period.  From time to time, Capela purchases advertising space on our Brazilian website “Como Tudo Functiona”.  The revenue associated with these transactions is classified as “Sales to Affiliates” in the accompanying financial statements.  We recognized approximately $105,000 and $202,000 of revenue from affiliates during the three and nine months ended September 30, 2008, respectively.  No revenue was recognized in 2009 from Capela.  Capela was deemed an affiliate due to an ownership interest in HowStuffWorks, our largest shareholder.  As of December 17, 2007, Capela no longer had an ownership interest in HowStuffWorks.

See note 7, Subsequent Event, for a discussion of the transactions between HSWI and Sharecare that occurred on October 30, 2009.

7.  SUBSEQUENT EVENT

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 16, 2009.

On October 30, 2009, the Company joined with Dr. Mehmet Oz, Harpo Productions, Discovery Communications (NASDAQ:  DISCA), Sony Pictures Television and Jeff Arnold (Chairman of our Board of Directors) to form Sharecare, Inc., which is developing an innovative healthcare platform for consumers to ask, learn and act on the questions of health.  The Company simultaneously entered into and effectuated a series of transactions with Sharecare as described below.

As part of the transactions with Sharecare, on October 30, 2009, the Company entered into a Subscription Agreement for the purchase of 125,000 shares of common stock of Sharecare, representing 20% of the company at the time of purchase.  The aggregate purchase price for the shares was $1,250,000.  In exchange for the shares, the Company contributed $250,000 worth of development work to Sharecare and issued a Secured Promissory Note to Sharecare in the principal amount of $1,000,000.  The note does not bear interest unless an Event of Default (as defined in the note) occurs.  The note is due and payable in full on October 30, 2010, and may be prepaid at any time without penalty or premium.  For so long as principal amounts remain outstanding under the note, all amounts payable by Sharecare to the Company pursuant to the services agreement, described below, will be applied as prepayments on the note.  The majority of the note has been offset by services the Company provided to Sharecare prior to the consummation of the transaction.

As part of the transactions with Sharecare, on October 30, 2009, the Company entered into a Letter Agreement for Services with Sharecare pursuant to which the Company agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  Sharecare will pay us for the fully burdened cost of our personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee for services performed since July 1, 2009.  The initial term of the agreement expires on December 31, 2009; thereafter the parties may enter into a new agreement for services, or Sharecare may opt to extend the services for six months to transition to another service provider. As the criteria to support the recognition of revenue related to the Letter Agreement for Services has not been met as of the accompanying balance sheet date, costs incurred by HSWI that will be included as billable services under the service agreement discussed above, are recorded as deferred charges in the condensed consolidated balance sheet as of September 30, 2009.

As part of the transactions with Sharecare, on October 30, 2009, the Company entered into an Asset Purchase Agreement under which the Company sold substantially all of the assets of its subsidiary Daily Strength, Inc. to a wholly owned subsidiary of Sharecare, Inc., DS Acquisition, Inc., in exchange for which DS Acquisition assumed the potential earn-out payments of Daily Strength under the Merger Agreement dated November 26, 2008, pursuant to which the Company acquired Daily Strength.  The following table details the Daily Strength assets identified for sale that are classified in the accompanying condensed consolidated balance sheet as assets held for sale.

Property and equipment, net	$34,616
Intangibles, net	1,536,096
Goodwill	1,998,586
Total assets held for sale	$3,569,298

In accordance with SFAS 142 and the planned disposition of the Daily Strength assets, the Company performed an impairment analysis on the goodwill balance related to the Daily Strength business as of September 30, 2009.  The results indicated no impairment charge was required.

 Jeff Arnold, Chairman of HSWI’s Board of Directors, is the Chairman and Chief Architect and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., HSWI’s largest stockholder, is a significant stockholder of Sharecare.  HSWI’s Board of Directors established a Special Committee on May 18, 2009, consisting of three independent directors without any interests in Sharecare to evaluate and recommend the terms of these transactions to the Board.  All terms recommended by the Special Committee were unanimously approved by the Board, with Mr. Arnold and Bruce Campbell, President of Digital Media and Business Development for Discovery Communications, abstaining from voting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q.  This Form 10-Q contains forward-looking statements based on current expectations.  We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, the sufficiency of our cash resources, the expected effects of the sale of substantially all the assets of our Daily Strength business, and the effects of general industry and economic conditions and are subject to risks and uncertainties including, but not limited to, those discussed below, in Part II, Item 1A. and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements.  Relevant risks and uncertainties include those referenced in our filings with the SEC, and include but are not limited to: risks related to the Sharecare transactions; reliance on third parties for content; economic and industry conditions specific to Brazil and China, such as the state of their telecommunications and internet infrastructure and uncertainty regarding protection of intellectual property; challenges inherent in developing an online business in Brazil and China, including obtaining regulatory approvals and adjusting to changing political and economic policies; governmental laws and regulations, including unclear and changing laws and regulations related to the internet sector in China; general industry conditions and competition; general economic conditions, such as online advertising rates, interest rate and currency exchange rate fluctuations; and restrictions on intellectual property under agreements with third parties.  We also urge you to carefully review the risk factors set forth in Part II, Item 1A. and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008.

Business Overview and Recent Events

HSW International is an online publishing company that develops and operates Internet businesses focused on providing consumers around the world with locally relevant, high quality information and ways to connect with each other.  We generate revenue primarily through the sale of online advertising on our websites.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSW International is the exclusive licensee in China and Brazil for the digital publication of translated content from HowStuffWorks.com, a subsidiary of Discovery Communications, Inc., and in China for the digital publication of translated content from World Book Encyclopedia.  The DailyStrength business helps hundreds of thousands of readers share information and support on www.dailystrength.org, a comprehensive health-related social media website.  As further described below, we sold the assets of Daily Strength to Sharecare Inc. and now provide development and operational services to Sharecare.

On October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare, Inc.  As a result of these transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its Daily Strength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for its own businesses.  Additionally, the Company issued a promissory note to Sharecare, the majority of which has been offset by services the Company provided to Sharecare prior to the consummation of the transaction.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired Daily Strength.  We entered into each of these simultaneously.  Further detail on these transactions follows.

On October 30, 2009, the Company entered into a Subscription Agreement for the purchase of 125,000 shares of common stock of Sharecare, representing 20% of the company at the time of purchase.  Sharecare is a healthcare platform for consumers to ask, learn and act on the questions of health.  The aggregate purchase price for the shares was $1,250,000.  In exchange for the shares, the Company contributed $250,000 worth of development work to Sharecare and issued a Secured Promissory Note to Sharecare in the principal amount of $1,000,000.  The note does not bear interest unless an Event of Default (as defined in the note) occurs.  The note is due and payable in full on October 30, 2010, and may be prepaid at any time without penalty or premium.  For so long as principal amounts remain outstanding under the note, all amounts payable by Sharecare to the Company pursuant to the services agreement, described below, will be applied as prepayments on the note.

On October 30, 2009, the Company entered into a Letter Agreement for Services with Sharecare pursuant to which the Company agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  Sharecare will pay us for the fully burdened cost of our personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee for services performed since July 1, 2009.  The initial term of the agreement expires on December 31, 2009; thereafter the parties may enter into a new agreement for services, or Sharecare may opt to extend the services for six months to transition to another service provider. As the criteria to support the recognition of revenue related to the Letter Agreement for Services has not been met as of the accompanying balance sheet date, costs incurred by HSWI that will be included as billable services under the service agreement discussed above, are recorded as deferred charges in the condensed consolidated balance sheet as of September 30, 2009.

On October 30, 2009, the Company entered into an Asset Purchase Agreement under which the Company sold substantially all of the assets of its subsidiary Daily Strength, Inc. to a wholly owned subsidiary of Sharecare, Inc., DS Acquisition, Inc., in exchange for which DS Acquisition assumed the potential earn-out payments of Daily Strength under the Merger Agreement dated November 26, 2008, pursuant to which the Company acquired Daily Strength.  The Daily Strength assets identified for sale are classified in the accompanying condensed consolidated balance sheets as assets held for sale.  The Company is in process of completing its evaluation of the accounting treatment for the transactions.

Jeff Arnold, Chairman of HSWI’s Board of Directors, is the Chairman and Chief Architect and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., HSWI’s largest stockholder, is a significant stockholder of Sharecare.  HSWI’s Board of Directors established a Special Committee consisting of three independent directors without any interests in Sharecare to evaluate and recommend the terms of these transactions to the Board.

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

Our Brazilian website ComoTudoFunciona, which launched in March 2007, is our most mature business.  The number of page views for ComoTudoFunciona has decreased by 7% during the third quarter of 2009 compared to the same period in 2008 due to a change in Brazil’s school schedule; students are typical contributors to a portion of our traffic.  Additionally, the number of unique visitors to the website has increased by 14% for the same periods.

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

The number of page views for BoWenWang increased 677% during the third quarter of 2009 compared to the same period in 2008 through organic traffic growth.  Additionally the number of unique visitors to the website increased 229% for the same period.  We expect to see growth in the number of users and page views, which we believe should result in increased revenues for our Chinese website.

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

The advertising market declined overall in 2008 and the first three quarters of 2009 due to the global economic downturn.  This decline affected online advertising expenditures as well, and has resulted in lower revenue for our business than expected.  The economic environment might cause advertisers to continue to reduce the amount they spend on online advertising, which could negatively affect the growth rate of our revenues.  The international economic challenges contributed to the impairment charge we took as of December 31, 2008 for the intangible asset of the licenses to operate in China.  If operating results deteriorate or do not improve, and/or if unfavorable changes occur in other economic factors used to estimate fair values, we might incur additional non-cash impairment charges to goodwill or other intangible assets in the future.

Recognizing the difficulty of the economic environment, we have reduced operating expenses in 2009 in an attempt to better align spending with expectations for growth.  We continue to invest in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services.  Additionally, we will maintain an awareness of the alignment of our costs and revenues, and make operating adjustments as we believe necessary to best position HSW International for success.

Business Development

On October 30, 2009, the Company joined with Dr. Mehmet Oz, Harpo Productions, Discovery Communications (NASDAQ:  DISCA), Sony Pictures Television and Jeff Arnold (Chairman of our Board of Directors) to form Sharecare, Inc., which is developing an innovative healthcare platform for consumers to ask, learn and act on the questions of health.

HSW International and the other co-founders of Sharecare each hold minority equity positions in the company.  Additionally, HSW International has entered into a service agreement with Sharecare to develop the company’s next generation platform and site, leveraging HSWI’s expertise in online content platforms.  As part of the transaction, HSW International transferred its Daily Strength business to Sharecare.

The Sharecare website will be a highly searchable social Q&A platform, backed by a comprehensive information architecture that creates and organizes the questions of health.  HSW International and the other founding partners have the license to use this platform to develop businesses in other content categories.

HSW International developed and launched Sharecare’s initial Q&A content located at http://ask.doctoroz.com, which features a subset of the initial questions and answers from Sharecare and its content partners.

Our Operations

ComoTudoFunciona – HowStuffWorks Brazil
We entered the Brazilian online publishing market in March 2007.  At September 30, 2009, we had approximately 5,800 articles that were either (i) from the HowStuffWorks content database translated from English to Portuguese, or (ii) originally created content.  The web site address is http://hsw.com.br/.  We are developing our business strategy in Brazil as we continue to expand by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HowStuffWorks, and (iii) refining local marketing strategies.  We recognized approximately $33,000 and $116,000 of revenue from our Brazilian operations during the three months ended September 30, 2009 and 2008, respectively, and $114,000 and $289,000 of revenue during the nine months ended September 30, 2009 and 2008, respectively.  The decrease in Brazil revenue is due to sales to affiliates recorded during 2008 that did not recur in 2009.

BoWenWang – HowStuffWorks China
In June 2008, we entered China’s online publishing market utilizing the contributed assets from HowStuffWorks and our predecessor INTAC’s relationships and knowledge of the Chinese markets to obtain our internet licenses.  In September 2008, we entered into an exclusive content partnership with World Book, Inc. to create thousands of original Chinese-language articles providing information on all branches of knowledge, including arts, sciences, technology, mathematics, sports and recreation, exclusively for HSW International's Beijing-based website, BoWenWang (http://www.bowenwang.com.cn/).  At September 30, 2009, we published approximately 9,800 articles on our Chinese website.  Revenue generated from the operations based in China was approximately $9,000 and $18,000 during the three and nine months ended September 30, 2009, respectively.  No revenue was generated from the operations based in China during the three and nine months ended September 30, 2008.

DailyStrength
DailyStrength.org offers content authored by medical professionals, support groups, a treatment directory with definitions, private messaging, one-on-one chat forums and personal goal trackers.  DailyStrength primarily serves English-speaking territories, such as the United States, Canada, Australia and the United Kingdom.  The medical panel of professionals contributes articles and journals providing insight to a number of topics relevant to the DailyStrength user group and communities.  DailyStrength and its user groups create online communities and support services to help people cope with health, stress and other challenges of modern life.  As mentioned above, on October 30, 2009, the Company entered into a series of transactions with Sharecare, among other things, we sold substantially all of the assets of DailyStrength to Sharecare, Inc. and obtained an equity interest in Sharecare.

Results of Operations

The following table sets forth our operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating revenue
Social media	$48,896	$—	$173,996	$—
Digital online publishing	42,171	11,056	131,555	86,734
Sales to affiliates	—	105,180	—	202,328
Total revenue	91,067	116,236	305,551	289,062

Cost of services	393,267	224,861	1,156,685	790,816

Gross margin	(302,200)	(108,625)	(851,134)	(501,754)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $334,675 and $1,189,689 for
the three months ended September 30, 2009 and 2008,
respectively, and $1,690,924 and $4,041,714 for the nine
months ended September 30, 2009 and 2008, respectively)	2,713,644	3,987,151	8,731,057	12,772,433
Depreciation and amortization	123,265	62,186	360,824	147,048
Total operating expenses	2,836,909	4,049,337	9,091,881	12,919,481

Operating loss
Social media	(347,831)	—	(991,222)	—
Digital online publishing	(486,046)	(836,967)	(1,387,644)	(2,502,872)
Business segments	(833,877)	(836,967)	(2,378,866)	(2,502,872)
Corporate	(2,305,232)	(3,320,995)	(7,564,149)	(10,918,363)
Total operating loss	(3,139,109)	(4,157,962)	(9,943,015)	(13,421,235)

Other income
Interest income	11,160	150,454	42,910	407,713
Other income	—	—	160,000	—
Total other income	11,160	150,454	202,910	407,713

Loss from continuing operations before income taxes	(3,127,949)	(4,007,508)	(9,740,105)	(13,013,522)

Income tax benefit	393,520	—	393,520	—

Loss from continuing operations	(2,734,429)	(4,007,508)	(9,346,585)	(13,013,522)

Loss from discontinued operations, net of income taxes	—	—	—	(133,526)

Net loss	$(2,734,429)	$(4,007,508)	$(9,346,585)	$(13,147,048)

Segment Data
We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 3 to our Condensed Consolidated Financial Statements hereto.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Our Social Media segment is comprised of our DailyStrength operations, which generate the majority of its revenues from the advertisers based in the United States.  Our Digital Online Publishing segment consists of our Brazil and China based websites and generates revenues from advertisers in the respective countries.

Revenue
Total revenue for the three months ended September 30, 2009 was approximately $91,000, a decrease of approximately $25,000 from the comparable period in 2008.  The decrease was primarily due to affiliated sales of approximately $105,000 during the third quarter of 2008 which did not recur during 2009.  This decrease was partially offset by the addition of DailyStrength, our Social Media segment, to our portfolio of websites.  Revenue generated from our Social Media segment and Digital Online Publishing segment was approximately $49,000 or 54% and $42,000 or 46%, respectively, of total revenue for the third quarter of 2009.  For the three months ended September 30, 2009, our Brazil-based website generated approximately 39% of revenue from the Digital Online Publishing segment from paid-for-impression advertising and 61% from pay-per-performance ads.  We recognized revenue of approximately $9,000 in the Digital Online Publishing segment from China during the three months ended September 30, 2009.

Total revenue for the nine months ended September 30, 2009 was approximately $306,000, an increase of approximately $16,000 from the comparable period in 2008.  The increase is primarily attributable to revenues from DailyStrength, our Social Media segment.  Revenue generated from our Social Media segment and Digital Online Publishing segment was approximately $174,000 or 57% and $132,000 or 43%, respectively, of total revenue for the first three quarters of 2009.  In conjunction with the services agreement entered into with Sharecare on October 30, 2009, we expect to recognize approximately $700,000 for services performed between July 1, 2009 through September 30, 2009 during the fourth quarter of 2009.  This revenue will be offset by the deferred charges recorded on our September 30, 2009 condensed consolidated balance sheet.  For the nine months ended September 30, 2009, our Brazil-based website generated approximately 57% of its revenue from the Digital Online Publishing segment from paid-for-impression advertising and 43% from pay-per-performance ads.  We recognized revenue of approximately $18,000 in the Digital Online Publishing segment from China during the nine months ended September 30, 2009.

Cost of Services
Cost of services includes the ongoing third-party costs to translate, localize and enhance articles from English to Portuguese and Mandarin Chinese, costs incurred to acquire original articles written by medical experts and other third parties, as well as site development charges.  Article acquisition and translation costs were approximately $393,000 and $1,157,000 for the three and nine months ended September 30, 2009 and represent articles acquired for future publication on our websites.  These costs were approximately $225,000 and $791,000, respectively, for the prior year periods.  Article acquisition and article translation costs vary due to the volume of new content deployed on our site during any quarter.  These costs also fluctuate due to varying needs and timing, which determine the number of articles to be published.  Approximately $0.6 million of cost of services are deferred and will be recognized in the fourth quarter of 2009 when the related revenue is earned under the Sharecare services agreement.

Operations - Selling, General and Administrative Expenses
Our total selling, general and administrative expenses decreased by $1.3 million from $4.0 million to $2.7 million for the three months ended September 30, 2009 from the comparable period in 2008.  Our stock-based compensation expense was $0.9 million less than the same period in 2008 reflecting our higher stock price in earlier periods.  The remaining $0.4 million decrease resulted from cost reduction efforts.

Our total selling, general and administrative expenses decreased by $4.1 million from $12.8 million to $8.7 million for the nine months ended September 30, 2009 from the comparable period in 2008.  Consulting, legal and accounting expenses decreased $0.7 million, which is primarily attributable to costs associated with the INTAC legacy businesses disposition during the first quarter of 2008.  Additionally, our stock-based compensation expense was $2.4 million less than the same period in 2008 reflecting our higher stock price in earlier periods.  The remaining $1.0 million decrease resulted from cost reduction efforts.

Operating Loss
Our operating loss was $0.3 million and $1.0 million for the Social Media segment, and $0.5 million and $1.4 million for the Digital Online Publishing segment, and our corporate level operating loss was $2.3 million and $7.6 million for the three and nine months ended September 30, 2009, respectively.

Other Income
Total other income decreased approximately $139,000 and $205,000 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 due to lower interest income resulting from lower cash balances and lower interest rates.  The decrease for the nine months ended September 30, 2009 was partially offset by a contract termination payment from a former customer that is classified as Other Income.

Income Tax Benefit
Tax benefits increased approximately $0.4 million for the three months and nine months ended September 30, 2009 due to a decrease in the valuation allowance.  The valuation allowance decrease resulted from the classification of a Daily Strength indefinite lived asset as held for sale as of September 30, 2009 (See note 7).  The classification of the Daily Strength indefinite lived asset as held for sale triggered a change in the nature of the indefinite lived intangible asset; therefore, the related deferred tax liability became available to offset the other deferred tax assets.

Discontinued Operations - INTAC Legacy Businesses
The $0.5 million loss from discontinued operations was reduced by a $0.4 million gain upon final disposition on February 29, 2008.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2009	2008

Cash flows
Used in operating activities	$(6,598,719)	$(8,785,700)
Used in investing activities	(118,606)	(5,138,194)
Provided by financing activities	—	35,229,607
Net change in cash and cash equivalents	(6,717,325)	21,305,713
Impact of currency translation on cash	40,537	(77,521)
Cash and cash equivalents at beginning of period	18,020,159	3,639,831
Cash and cash equivalents at end of period	$11,343,371	$24,868,023

Cash and cash equivalents was $11.3 million at September 30, 2009, compared to $18.0 million at December 31, 2008.  The decrease in cash is primarily due to the use of working capital to fund operations.

Cash flows from operations
Our net cash used in operating activities during the nine months ended September 30, 2009 decreased by $2.2 million compared to the same period in the prior year due to cost-cutting measures and a reduction in professional fees.  Net cash used in discontinued operating activities was $0.5 million for the nine months ended September 30, 2008.

Cash flows from investing activities
During the nine months ended September 30, 2009, net cash used in investing activities was approximately $0.1 million compared to $5.1 million in the same period of 2008.  Cash used in investing activities during the nine months ended September 30, 2008 includes $4.5 million of cash used in conjunction with the sale of our INTAC legacy businesses, and $0.5 million invested in building our technology environment and infrastructure.

Cash flows from financing activities
For the nine months ended September 30, 2008, net cash provided by financing activities was approximately $35.2 million resulting from the proceeds we received from the sale of our common stock during the first quarter of 2008.  We had no financing activities in 2009.

Liquidity Considerations
The global financial downturn continues to have a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising have declined and our typical advertiser is spending less per order than in the prior year.  Also, our businesses in Brazil and China, which were launched in the past several years, are still in an early growth stage as the related websites continue to build towards a critical mass of traffic volume.  In consideration of projected market conditions and near-term revenue expectations, we implemented cost reductions at the end of our fourth quarter of 2008 to reduce headcount and better align our costs with our 2009 initiatives.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our operational objectives of funding ongoing operations and continuing to make technological investments in our websites and their respective brands.

As further discussed in Item 1A. Risk Factors, the Company received a notice from the Nasdaq Stock Market indicating that it no longer complies with the requirements of Nasdaq Marketplace Rule 5450(a)(1) for continued listing on the Nasdaq Global Market.  The Company has 180 calendar days, or until March 15, 2010, to regain compliance with the listing rule, which requires that shares of HSWI’s stock maintain a minimum bid price of $1.00 per share.  The Company is working on plans to regain compliance with Nasdaq Marketplace Rule 5450(a)(1).

We expect to expend significant resources in expanding and gaining market share for our internet platforms in Brazil and China, including up-front expenditures to create or acquire content.  We currently do not have any material commitments for capital expenditures.  Our anticipated expenditures will be made in the respective markets based on our success and anticipated market conditions and trends.  We expect that most of these expenditures will be paid or under commitment before we begin to realize significant revenues.  Additionally, in the normal course of business, we continue to explore various business initiatives that may lead to additional sources of revenue and growth.  We believe that our current cash balance and expected cash generated from future operations will be sufficient to fund operations for longer than the next twelve months even if there is not an increase in revenues.  If cash on hand and generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we might sell additional equity or obtain bank financing to fund further development and attain profitability.  There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

We expect that our recently announced service agreement with Sharecare will generate revenues for our company.  However, as Sharecare is a newly formed entity and the service agreement expires at the end of 2009, there can be no assurance that the amounts generated will be sufficient to cover our liquidity needs for the long-term.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At September 30, 2009, 99% of our cash was denominated in U.S. dollars.  The remaining 1% was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  We do not use any derivative financial instruments to mitigate any of our currency risks.  The net assets of our foreign operations at September 30, 2009, were approximately $0.4 million.

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

Item 4.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

We have no significant operating history, and limited experience in the Chinese and Brazilian markets.  We are in the early development of our business, with a limited operating history upon which investors and others can evaluate our current business and prospects.  Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Some of the risks and difficulties we expect to encounter include our ability to:

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

The Company is in the process of launching Internet businesses including publishing businesses in two emerging markets.  While we believe that our cash resources on hand are sufficient to fund these businesses for a period of at least 12 months, our cash resources are not sufficient to fund these businesses for an extended period beyond that unless revenues increase significantly or we find other sources of capital, neither of which can be assured.  Our management and directors continually evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities. Accordingly, we might decide to suspend our activities in one or more of our markets in order to focus our limited resources in the other(s).

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

Additionally, the terms of the HowStuffWorks December 2007 merger with Discovery provided that payment to HowStuffWorks shareholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead will be payable to HowStuffWorks’ former shareholders in three semi-annual installments beginning on October 2008, subject to the consent of the former shareholders’ representative.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  The amount of shares of our common stock owned by Discovery in the future may fall or rise due to a combination of reasons.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares owned by HowStuffWorks in the future.  If Discovery and HowStuffWorks’ former shareholders’ representative elect to distribute shares of our common stock to former HowStuffWorks shareholders, a significant number of shares may be sold by such shareholders relative to the daily market trading volumes for our common stock.  These factors could also affect our common stock, and depress the market price for our common stock or limit the market for resale of our common stock.

Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.  Internal control over financial reporting and disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied.  Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives.  We cannot provide absolute assurance that all of our possible future control issues will be detected.  These inherent limitations include the possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human error or mistake.  The design of our system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions.  Because of the inherent limitations in a cost effective control system, misstatements due to error could occur and not be detected.

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

While we believe we have adequate backup systems in place, we could still experience system failures and electrical outages from time to time in the future, which could disrupt our operations.  All of our servers and routers are currently hosted in a single location, a Tier 4 data center.  We do not have a documented disaster recovery plan in the event of damage from fire, flood, typhoon, earthquake, power loss, telecommunications failure, break in or similar events.  If any of the foregoing occurs, we may experience a temporary system shutdown.  If there is significant disruption or damage to the data center hosting our web servers, our ability to provide access to our websites would be interrupted. We do not carry any business interruption insurance.  Although we carry property insurance, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which could make our products and services less attractive and reliable.

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

We may be subject to intellectual property infringement claims, which could force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.

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

Under the terms of our contribution agreements, HowStuffWorks transferred and contributed to us all rights, but only those rights, that belong to and are held by HowStuffWorks pursuant to third-party licenses.  Some of those licenses, including those with Publications International, Inc., contain restrictions on the use of content and termination provisions for breaches of the license agreements.  Accordingly, a breach of any third party license by HowStuffWorks may cause us to lose our license with such third party, which could have a material adverse effect on the implementation of our business plan, value of our content offering and results of our operations.

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

The PRC enacted regulations applying to Internet related services and telecommunications related activities.  While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services.  The MII (Ministry of Information Industry) has also stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider.  Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities.  The areas of regulation currently include online advertising, online news reporting, online publishing, online securities trading and the provision of industry specific (e.g., drug related) information over the Internet.  Other aspects of our online operations may be subject to regulation in the future.

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

China has traditionally been a closed market with strict political controls.  As China shifts to a market economy, growing economic and social freedoms may conflict with the more restrictive political and governmental policies.  In addition, democratic countries throughout the world have, from time to time, attempted to use economic and other sanctions to achieve political or social change in other countries.  Each of these factors could result in economic sanctions, economic instability, the disruption of trading and war within China and the Asia Pacific Rim, any of which could result in our inability to conduct business operations in China.  Because we expect a substantial amount of our business to be within China in the long term, the disruption of distribution channels into China would have material and adverse consequences to our business.

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

Additionally, some of our revenues and operating expenses are denominated in Brazilian Reais.  Brazilian law allows the Brazilian government to impose restrictions on the conversion of the Real into foreign currencies and on the remittance to foreign investors of proceeds from their investments in Brazil.  The government may impose such restrictions whenever there is a serious imbalance in Brazil’s balance of payments or there are reasons to foresee a serious imbalance.  The Brazilian government last imposed remittance restrictions for approximately six months in 1989 and early 1990.  The likelihood that the Brazilian government would impose such restrictions again depends on the extent of Brazil’s foreign currency reserves, the availability of foreign currency in the foreign exchange markets on the date a payment is due, the size of Brazil’s debt service burden relative to the economy as a whole, Brazil’s policy toward the International Monetary Fund and other factors.

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

Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations.  In some countries, local currencies are not readily converted into Euros or U.S. dollars (or other “hard currencies”) or are only be converted at government controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time.  Very limited hedging transactions are available in China to reduce its exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.  While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all.  Our revenues as expressed in our U.S. dollar financial statements will decline in value if Renminbi or Reais depreciate relative to the U.S. dollar.  In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. dollars or by Brazilian exchange control regulations that restrict our ability to convert Reais into U.S. dollars.

Regulation and censorship of information collection and distribution in China may adversely affect our business.

China has enacted regulations governing Internet access and the distribution of news and other information.  Furthermore, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control a particular political ideology.  In addition, the MII has published implementing regulations that subject online information providers to potential liability for content included on their portals and the actions of subscribers and others using their systems, including liability for violation of PRC laws prohibiting the distribution of content deemed to be socially destabilizing.  Because many PRC laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement  involve significant uncertainty.  In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents.  As a result, in many cases it is difficult to determine the type of content that will result in liability for a website operator.

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

The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.  Under the applicable regulations, we could be held liable for any content transmitted on our portal.  Furthermore, where the transmitted content clearly violates the laws of the PRC, we will be required to delete it, and where the transmitted content is considered suspicious, we are required to report such content.  We must also undergo computer security inspections, and if we fail to implement the relevant safeguards against security breaches, our operations in the PRC could be shut down.

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

Since spring of 2005, the National People’s Congress and the State Council have begun legislative review of a draft Law for Protection of Personal Information which provides a wider scope of information protection than that required to protect the personal privacy of a citizen.  Cellular phone number, home address, medical files and occupational information will all be protected under the draft law.  The draft further provides that usage of such personal information by service providers (excluding the national security authority, research institutions, and news agency) shall be subject to the prior authorization of each individual and violation under this law could result in administrative, civil, and even criminal liabilities.  If regulations are adopted addressing the collection, transmission and commercial use of personal information or data, we could be subject to these penalties, aspects of our business plan could no longer be viable and our business would thus be adversely affected.

Potential additional Chinese regulation could affect our business in China.

The Ministry of Information Industry, the Chinese governmental agency that regulates the Internet in China, promulgated a directive effective January 31, 2008, providing that online videos can only be broadcast or streamed by state-owned or controlled companies.  Subsequently, the Ministry of Information Industry acted to provide exceptions for certain non-state-owned or controlled companies.  While it is possible that our Chinese website would not be permitted to display online videos, which could have a material effect on the content provided on such website, it is not yet clear what, if any, effect this regulation has upon our business in China.

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

Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management.  Although the Chinese government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms.  We cannot predict what effects the economic reform and macroeconomic measures adopted by the Chinese government will have on our business or results of operations.

The PRC legal system embodies uncertainties that could limit the legal protections available to us.

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

We will depend upon our senior management and consultants for our business success.  The loss of the service of any of the key members of our senior management may significantly delay or prevent the integration of the contributed assets and other business objectives.  Our ability to attract and retain qualified personnel, consultants and advisors will be critical to our success.  We may not be able to attract and retain these individuals, and our failure to do so would adversely affect our business.

The concentration of our stock ownership will likely limit your ability to influence corporate matters and may create conflicts of interest.

HowStuffWorks, a subsidiary of Discovery, beneficially owns a significant percentage of our outstanding common stock and entered into a stockholders agreement.  The stockholders agreement entitles HowStuffWorks to designate nominees to our Board of Directors.  Furthermore, Jeff Arnold, our current Chairman of the Board, is the Chief of Global Digital Strategy for Discovery, and another member of our Board of Directors is President-Digital Media and Business Development for Discovery.  As a result, HowStuffWorks has the ability to influence our management and affairs and determine the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to the charter, approval of equity-based employee compensation plans and any merger, consolidation or sale of all or substantially all of our assets.  The interests of HowStuffWorks and its affiliates may materially conflict with the interests of other shareholders.  For as long as they exert a controlling influence over our business affairs, they will have the ability to cause us to take actions that may be adverse to the interests of other shareholders or inconsistent with other shareholders’ investment objectives.

The concentration of our stock ownership, as well as our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, stockholders agreement and Delaware law contain provisions that may make our acquisition more difficult without the approval of our Board of Directors, which could discourage, delay or prevent a transaction involving our change of control.

As of September 30, 2009, HowStuffWorks owned approximately 43% of our outstanding shares of common stock.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of HowStuffWorks.

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
•
SEC Rule 14a-8 requires that we receive notice of stockholder proposals at least 120 days prior to the date of our proxy statement for the previous year’s annual meeting or we do not have to include them in our proxy materials; and

•
for stockholder proposals not requested to be included in our proxy materials under Rule 14a-8, we require advance notice of not less than 60 nor more than 90 days prior to a meeting for the proposal to be introduced and considered.

In addition, the stockholders agreement gives HowStuffWorks the right to designate nominees to our Board of Directors.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change of control of us.  These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to cause us to take other corporate actions you desire.

Section 203 of the Delaware General Corporation Law may also delay, defer or prevent a change in control that our stockholders might consider to be in their best interest.  We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder.  Section 203 could have the effect of delaying, deferring or preventing a change in control of us that our stockholders consider to be in their best interest.

Acquisitions, business combinations and other transactions present integration risk and may have negative consequences for our business and our stockholders.

The process of integrating acquired businesses into our existing operations may result in unforeseen difficulties and liabilities and may require a disproportionate amount of resources and management attention. Difficulties that we encounter in integrating the operations of acquired businesses could have a material adverse effect on our results of operations and financial position. Moreover, we may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts. We may enter into joint ventures, strategic alliances or similar arrangements with third parties.  These transactions result in changes in the nature and scope of our operations and changes in our financial condition.  Financing for these transactions may come from cash on hand, proceeds from the issuance of additional common stock or proceeds from debt financing.

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

We generated the majority of our revenues in 2008 and the first nine months of 2009 from our advertisers.  The global financial crisis continues to have a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising have declined and our typical advertiser is spending less per order than in the prior year.  We cannot predict the timing, strength or duration of the current economic slowdown or subsequent economic recovery generally or in the online advertising market.  If the economy or markets in which we operate continue to worsen, our business, financial condition and results of operations will likely be materially and adversely affected.  Our advertisers can generally terminate their contracts with us at any time.  Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner.  If we are unable to be competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.  In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

We may not be able to remain listed on the Nasdaq Stock Market.

On September 16, 2009, we received a notice from the Nasdaq Stock Market indicating that we no longer comply with the requirements of Nasdaq Marketplace Rule 5450(a)(1) for continued listing on the Nasdaq Global Market.  The rule requires that shares of HSWI’s stock maintain a minimum bid price of $1.00 per share.

We have 180 calendar days, or until March 15, 2010, in which to regain compliance with the listing requirement.  If we do not regain compliance prior to the expiration of the 180-day grace period, Nasdaq will provide written notice that HSWI’s securities are subject to delisting.  Alternatively, we may be eligible for an additional 180-day grace period if we meet the initial listing standards, with the exception of bid price, for the Nasdaq Capital Market.  To avail ourselves of this option, we will need to submit an application to transfer our securities to the Nasdaq Capital Market.

Our investment in Sharecare’s equity securities involves a substantial degree of risk.

Our investment in Sharecare’s equity securities is illiquid and might fail to appreciate and might decline in value or become worthless.  Our Sharecare equity securities likely will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of Sharecare.  Sharecare is a recently-formed company with no history of operations. Its prospects must be considered in light of the many risks, uncertainties, expenses, delays and difficulties encountered by companies in their early stages of development.  Moreover, Sharecare operates in the highly competitive internet industry and might not achieve profitability or consumer acceptance in the near-term, if ever.

Even if Sharecare is successful, our ability to realize the value of our investment might be limited.  As a private company, there is no public market for Sharecare’s securities, and the Sharecare securities are subject to restrictions on resale that might prevent us from selling these securities during periods in which it would be advantageous to do so.  As a result, we might have to wait for a liquidity event, such as a public offering or the sale of Sharecare, to realize the value of our investment, if any.  It is likely to take a significant amount of time before a liquidity event occurs.

Two of our stockholders also have substantial Sharecare investments, and potential conflicts of interests could harm us.

Jeff Arnold, our Chairman of the Board of Directors, and Chief of Global Digital Strategy for Discovery Communications, Inc., the parent company of HowStuffWorks, together with Discovery Communications, Inc., beneficially own over 40% of our common stock.  Mr. Arnold is also Chairman and Chief Architect of Sharecare.  As a result, Mr. Arnold and Discovery Communications have the ability to significantly influence and manage the affairs of both companies and determine the outcome of matters submitted for approval to stockholders of each company.  If HSWI and Sharecare’s interests diverge, there is a risk that Mr. Arnold or Discovery Communications will favor actions by Sharecare that are adverse to HSWI.  Additionally, as a member of our Board, Mr. Arnold’s ownership interest in Sharecare will disqualify him from some deliberations of our Board.  Bruce Campbell, a member of our Board of Directors, is President of Digital Media and Business Development for Discovery Communications.  As a member of our Board, Mr. Campbell’s position with Discovery Communications, which holds an ownership interest in Sharecare, will disqualify him from some deliberations of our Board.  Additionally, if HSWI and Sharecare’s interest diverge, there is a risk that Mr. Campbell or Discovery Communications will favor actions by Sharecare that are adverse to HSWI.

Our services agreement with Sharecare will soon expire, and we might not be able to negotiate a new agreement on as favorable terms, if at all.

We currently provide web development, design and management services to Sharecare under a services agreement.  This agreement will expire in December 2009 unless the Company and Sharecare agree to extend the term or the Company and Sharecare enter into a new services agreement.  If neither occurs, Sharecare may extend the term for up to six months to transition the services performed by the Company for Sharecare to a new service provider.  We are in the process of negotiating a new services agreement with Sharecare but might not be able to reach an agreement on as favorable terms as the existing services agreement, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of HSW International, Inc. (filed as Exhibit 99.2 to the Form 8-A filed on October 3, 2007 and incorporated herein by reference).

Exhibit 3.2	Second Amended and Restated Bylaws of HSW International, Inc. (filed as Exhibit 3.2 to the Form 8-K filed on December 18, 2007 and incorporated herein by reference).

Exhibit 10.26	Letter Agreement by and between HSW International, Inc. and Gregory Swayne dated September 28, 2009.

Exhibit 10.27	Confidential Separation and Release Agreement dated as of September 28, 2009 by and between HSW International, Inc. and Henry Adorno.

Exhibit 10.28	Asset Purchase Agreement by and among HSW International, Inc., Daily Strength, Inc., DS Acquisition, Inc. and Sharecare, Inc., dated as of October 30, 2009.

Exhibit 10.29	Subscription Agreement by and between HSW International, Inc. and Sharecare, Inc., dated as of October 30, 2009.

Exhibit 10.30	Secured Promissory Note issued by HSW International, Inc. to Sharecare, Inc., dated as of October 30, 2009.

Exhibit 10.31†	Letter Agreement for Services Agreement by and between HSW International, Inc. and Sharecare, Inc., dated as of October 30, 2009.

Exhibit 10.32	License Agreement dated as of October 30, 2009, by and among HSW International, Inc., Sharecare Inc. ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________________
† The registrant has requested confidential treatment with respect to portions of this exhibit.  These portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

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

HSW INTERNATIONAL, INC.

Date: November 16, 2009	By:	/s/ Shawn G. Meredith
Shawn G. Meredith
Chief Financial Officer