Form 10-Q/A
period 2010-01-22
HSW International, Inc.
filed 2010-01-22
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on November 16, 2009, to refile Exhibit 10.31.  Portions of Exhibit 10.31 have been redacted pursuant to a request for confidential treatment that has been filed separately with the Securities and Exchange Commission.  No other changes have been made to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

PART II.  OTHER INFORMATION.

Item 6.  Exhibits.

Exhibit 10.31†	Letter Agreement for Services Agreement by and between HSW International, Inc. and Sharecare, Inc., dated as of October 30, 2009 (filed herewith).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Form 10-Q as originally filed).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Form 10-Q as originally filed).

Exhibit 32*
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Form 10-Q as originally filed).

_________________________________
† The registrant has requested confidential treatment with respect to portions of this exhibit. These portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

* This exhibit was furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of the Section nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSW INTERNATIONAL, INC.

Date: January 22, 2010	By:	/s/ Shawn G. Meredith
Shawn G. Meredith
Chief Financial Officer