Form 10-K
period 2009-12-31
HSW International, Inc.
filed 2010-04-15
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-33720
________________________________________

HSW INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-1135689
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3280 Peachtree Road, Suite 600
Atlanta, Georgia 30305
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At March 31, 2010, 5,369,785 shares of the Registrant’s common stock, $0.001 par value per share, were outstanding.  The aggregate market value of shares of common stock held by nonaffiliates as of June 30, 2009, was $5,307,715.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

Forward-looking information

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and our assumptions regarding the regulatory environment and international markets, include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may” and similar expressions are forward-looking statements.  Although these statements are based upon reasonable assumptions, they are subject to risks and uncertainties that are described more fully in this report in the section titled “Part I, Item 1A. Risk Factors.”  These forward-looking statements represent our estimates and assumptions only as of the date of this filing and are not intended to give any assurance as to future results.  As a result, you should not place undue reliance on any forward-looking statements.  We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws.

ITEM 1.  BUSINESS

Overview

HSW International, Inc. (“HSWI” or the "Company") is an online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s digital economies with locally relevant, high quality information, and provides web platform services that support traditional web publishing combined with social media.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSW International is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery Communications, Inc.’s HowStuffWorks.com, and in China for the digital publication of translated content from World Book Inc., publisher of World Book Encyclopedia.  Our co-founding and continuing development of the Sharecare web platforms will create a highly searchable social Q&A healthcare platform organizing and answering the questions of health, in partnership with Harpo Productions, Sony Pictures Television, Discovery Communications, Jeff Arnold, and Dr. Mehmet Oz.  We generate revenue primarily through the sale of online advertising on our websites and through service fees charged to clients for web platform development and operation services.  We were incorporated in Delaware in March 2006.  Our headquarters are located at 3280 Peachtree Road, Suite 600, Atlanta, Georgia  30305.

Recent Developments

Sharecare Transactions

On October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare, Inc.  (the "Sharecare Transactions"), which was established as a venture between: Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ Chief of Global Digital Strategy; Sony Pictures Television; and HSWI.  Sharecare was created to build a web-based platform that simplifies the search for health and wellness information by organizing a vast array of the questions of health and providing multiple answers from experts, organizations, publishers, and caregivers representing various points of view.

As a result of these transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for HSWI's own businesses.  As of March 31, 2010, HSWI owns approximately 18% of Sharecare and has representation on its board of directors.  Our relationship with Sharecare is considered a related party.  Further information about Sharecare is available at http://sharecare.com.

Reverse Stock Split

On February 16, 2010, the Company conducted a reverse split of its common stock, par value $0.001, at a ratio of 10-for-1 (the "Reverse Split"), at which time each share of common stock issued and outstanding was automatically reclassified as and converted into one-tenth of a share of common stock.  All outstanding share amounts included in this document have been retroactively restated to reflect this 10-for-1 Reverse Split.  For comparability purposes, all references to HSWI stock within this document has been adjusted to reflect the effects of the Reverse Split, except where otherwise indicated.

The Reverse Split was approved by HSWI's board of directors on February 3, 2010, and authorized by the Company's shareholders at the 2009 Annual Meeting.  The board of directors believes that the Reverse Split was appropriate in order to maintain continued listing of our common stock on the NASDAQ Global Market.  NASDAQ requires that if the closing bid price of shares of our common stock is less than $1.00 per share for 30 consecutive trading days the closing bid price must be $1.00 per share or higher for a minimum of 10 consecutive trading days during the 180 calendar days following notification by NASDAQ.  Otherwise, NASDAQ would begin procedures to delist our common stock from trading on the NASDAQ Global Market.  The Reverse Split successfully resulted in our common stock achieving the level necessary to satisfy the $1.00 minimum bid continued listing requirement, and NASDAQ notified HSWI that we regained compliance with continued listing standards.  However, we cannot predict whether the market price of our common stock will remain equal to or in excess of $1.00 as the market price is determined by investors' trades, and may be affected by other factors in addition to the number of shares outstanding, such as our future performance and the overall performance of the stock markets.

Each stockholder’s percentage ownership in the Company and proportional voting power remained unchanged by the Reverse Split, except for those adjustments resulting from shareholders receiving cash in lieu of fractional shares.  In connection with the Reverse Split, the number of authorized shares of the Company’s capital stock was reduced accordingly by a ratio of 10-for-1.

Management

On September 28, 2009, Gregory Swayne was appointed as Chief Executive Officer of HSWI.  Mr. Swayne had been the Company's President and Chief Operating Officer since October 2007, and succeeded Henry N. Adorno, who retired from the Company after two years of serving as the Company's principal executive officer.  Prior to joining HSW International in 2006, Mr. Swayne led HowStuffWorks, Inc. as President and Chief Operating Officer and was the co-founder and President of publicly-listed A.D.A.M., Inc., a provider of health information services and benefit management solutions.  Mr. Swayne was elected to the board of directors of HSWI on December 17, 2009, and the board subsequently appointed him to be its Chairman.

Products and Services

ComoTudoFunciona – HowStuffWorks Brazil

ComoTudoFunciona (http://www.hsw.com.br) is Brazil's online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from HSWI's São Paulo offices.  ComoTudoFunciona was established in March 2007, and as of December 31, 2009, had published over 6,200 articles that were either originally created content or translated and localized from HowStuffWorks.  We are continuing the development of our business strategy in Brazil as we focus on expansion by adding original proprietary digital content designed to meet the information needs of the Brazilian online community, expanding the amount of translated content from HowStuffWorks, and refining local marketing and business development strategies.

BoWenWang – HowStuffWorks China

BoWenWang (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc.

BoWenWang is the exclusive digital publisher in China of translated HowStuffWorks content.  In September 2008, we entered into an exclusive content partnership with World Book, Inc. to dramatically increase the amount of content published on BoWenWang.  In 2009, World Book created thousands of original Chinese-language articles providing information on many branches of knowledge, including arts, sciences, technology, mathematics, sports, and recreation, exclusively for our Chinese website.  At December 31, 2009, we had published almost 11,000 articles in China.

DailyStrength

Now owned by Sharecare, DailyStrength.org offers content authored by medical professionals based on current topics, support groups, a treatment directory with definitions, private messaging, message boards and personal goal trackers, and primarily serves English-speaking territories such as the United States, Canada, Australia and the United Kingdom.  The medical panel of professionals contributes articles and journals providing insight to a number of topics relevant to the DailyStrength user group and communities.  Additionally, DailyStrength offers users and members the opportunity to launch communities for groups of like-minded individuals regarding topics of personal significance using leading community tools to interact.

On October 30, 2009, we sold substantially all of the assets of DailyStrength to Sharecare as part of the Sharecare Transactions.  We now provide services to Sharecare for the DailyStrength website as described below.  In addition, we own a minority equity position in Sharecare.

Web Platform Services

In 2009, we established Web Platform Services as a new line of business and operating segment, to capitalize on the Company's web publishing and social media expertise, and core competency of developing and operating web platforms and Internet businesses.  This segment of our business offers these services to other companies, allowing them to leverage HSWI's established and proven technology platform and web publishing knowledge in the design, development, and operations of their own Internet businesses.

We entered into an agreement with our first client, Sharecare, on October 30, 2009, to design, develop, launch and operate Sharecare's Web 3.0 platform, which will combine traditional web publishing with social media.  As part of this relationship, HSWI received a license to use this Web 3.0 platform for certain of its own businesses.

We developed, launched, and began operating Ask Dr. Oz (http://ask.doctoroz.com) in September 2009 for Sharecare as the first website of our Web Platform Services business.  Ask Dr. Oz is part of The Dr. Oz Show website, the online component to the syndicated television show of the same name.  We intend to expand our Web Platform Services to additional clients in the coming year.

Our History

HSW International was formed in March 2006 as a wholly owned subsidiary of HowStuffWorks, Inc. in order to develop businesses using exclusive digital publishing rights to HowStuffWorks’ content for the countries of China and Brazil, and effect the merger with INTAC International, Inc. (the “INTAC Merger”).  We completed the INTAC Merger in 2007 to assist in the development of our digital content database exclusively licensed from HowStuffWorks by (i) accelerating our obtaining Internet licenses in China for launching our Internet platform, (ii) obtaining INTAC’s knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of our Internet platforms in China, and (iii) providing additional cash flow from INTAC’s established businesses.  These established businesses included services related to wireless telephone training and the development and sale of educational software delivered to customers in China (the “INTAC Legacy Businesses”).  As discussed below, we subsequently sold these legacy businesses.

We initially focused on the online publishing of localized, translated Chinese and Brazilian editions of HowStuffWorks.com, utilizing strategies based on those employed by HowStuffWorks, Inc., as tailored to the needs of each localized market.

In November 2008, we acquired DailyStrength, Inc. (“DS”), publisher of the health social networking website DailyStrength (http://www.dailystrength.org), which was included in our social media segment.  The acquisition of DS allowed us to further leverage our web publishing infrastructure, diversify our initial focus on emerging economies, and enter the healthcare digital market.  The opportunity then arose to participate in the founding of Sharecare, and in October 2009 we acquired an equity position in Sharecare, became its development partner, and sold substantially all assets of our DailyStrength business.  As a result, social media is no longer an operating segment of HSWI.  The sale of DailyStrength to Sharecare allowed us to become a part of a business that we believe will be significantly larger than DailyStrength alone could achieve, and reduced HSWI's expenses as DailyStrength was not then profitable.  As the global economic environment remains tenuous and we continue to have lowered expectations for near-term growth in the emerging economies, we believe our diversification into the world’s largest online advertising economy – the United States – provides greater access to digital revenues.

HSW International established a new web platform services line of business in 2009, to provide highly customized services and web platforms to other companies seeking cost effective solutions for innovative content-focused websites.  We have licensed certain rights to use the Web 3.0 platform we are developing for Sharecare, allowing us to create new opportunities in the United States and other markets, and we intend to enter into relationships to design, develop, and operate the web platforms for other companies.  Web Platform Services was created to leverage HSWI's expertise in online publishing and provide a source of profitable revenue for the Company.

The INTAC Merger

The INTAC Merger and related transactions were consummated pursuant to a merger agreement dated April 20, 2006, as amended January 29, 2007.  On October 2, 2007, we completed the INTAC Merger and related transactions pursuant to which:

•	HowStuffWorks contributed to us digital publishing rights to HowStuffWorks’ existing content for the countries of China and Brazil.
•
Our common stock became publicly traded on the NASDAQ Global Market under the symbol “HSWI,” and shareholders of INTAC common stock, then trading on NASDAQ under the symbol "INTN," received shares of HSWI in exchange for their shares of INTAC.

•	Investors purchased or agreed to purchase shares of our common stock having an aggregate value of approximately $39.4 million.

In connection with the INTAC Merger, on January 31 and February 1, 2008, additional investors purchased $5.8 million, before expenses, of our common stock and $11 million of our shares held as treasury stock, respectively.

 Our Relationship with Discovery Communications, Inc.

Following HowStuffWorks' contribution of digital publishing rights to us, HowStuffWorks merged with Discovery Communications, Inc. (“Discovery”) on December 17, 2007 (the “Discovery Merger”), and became a wholly owned subsidiary of Discovery.  The following summarizes the material agreements between HowStuffWorks and us:

•
We hold a perpetual, fully paid, royalty-free, sublicensable exclusive license to certain of the content published on HowStuffWorks.com in local languages and the HowStuffWorks brand for Brazil and China.

•	HowStuffWorks provides to us new and updated content published on HowStuffWorks.com, upon our request and pursuant to the same license terms.
•	We have the right to an exclusive license for the HowStuffWorks trademarks for our Brazil and China websites that display the HowStuffWorks content.
•	We hold a perpetual, fully paid up, royalty-free, sublicensable license to the software code for HowStuffWorks’ content management platform.
•	HowStuffWorks has the right to designate three members of our Board of Directors and the chairperson of the Nominating and Governance Committee.

The merger agreement between Discovery and HowStuffWorks provided that payment to the former HowStuffWorks shareholders for a significant portion of its ownership of our common stock would not be paid at the October 2007 closing of the transaction, but instead would be available to be paid in three semi-annual installments.  The installments were planned to begin in October 2008; however, no payment has occurred as of December 31, 2009.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock Discovery indirectly owns in the future may fall due to the potential distributions pursuant to the terms of the Discovery Merger.  At December 31, 2009, Discovery, through HowStuffWorks, owned approximately 43% of our outstanding common stock.

Sale of the INTAC Legacy Businesses and Related Transactions

Due to an increased focus of our management and resources on our primary Internet publishing business, a change of control in our majority ownership leading to further refinement in our strategies, and an under-performance of the INTAC Legacy Businesses after the INTAC Merger, in early 2008 we decided to sell those businesses.  The INTAC Legacy Businesses were comprised of two lines of business unrelated to our core Internet platform businesses.

In February and March 2008, we sold the INTAC Legacy Businesses to an entity owned by Wei Zhou, former CEO of INTAC and member of our board of directors for part of 2007.  We funded the businesses with $4.3 million of cash, net of disposition expenses, and received 500,000 shares of our stock in exchange.

On February 15, 2008, we entered into a stock purchase agreement where we agreed to sell, and two qualified institutional buyers agreed to purchase, the 500,000 shares of our common stock received from the INTAC Legacy Businesses disposition at a purchase price of $36.80 per share.  We simultaneously sold 500,000 shares to institutional buyers in a private placement raising $18.4 million additional cash.

Sales & Support

We have sales operations in Brazil and China to service advertisers and customers for our businesses.  We conduct sales for the websites in Brazil, China and the U.S. through a direct sales force, as well as strategic relationships with companies that can represent our advertising inventory.

Marketing

The primary business model for our websites is to sell advertising, sponsorships and related products and services.  By focusing on providing high-quality web properties to end users in Brazil, China and the United States, we aim to establish a user base attractive to advertisers.  We primarily sell advertising based on the quantity of views delivered to advertisers or the success of various advertising-related metrics.

Much of our marketing effort is in fostering word-of-mouth momentum by providing high-quality products and services and using public relations efforts.  Additionally, we enter into relationships with local businesses to provide awareness of and traffic to our products and services.  We also engage in advertising designed to inform potential users and customers about our products and services.  We have not yet commenced any marketing for our web platform services.

Competition

The online publishing business is highly competitive.  We encounter significant competition in each market in which we offer our products and services.  Our competitors include (i) national Internet portals in China such as Baidu, NetEase.com, Shanda Interactive Entertainment, Sina, sohu.com and tom.com, and (ii) national websites in Brazil such as Terra and UOL, all of which compete with us for online advertising revenue and end users.

Our web platform services business provides services that relate to the design, development and operation of websites for Sharecare.  We currently have an exclusive services contract with Sharecare that expires in June 2010.  Although we believe this contract will likely be renewed, we may be subject to competition from other website service providers.  We are likely to be subject to competition from other website service providers in seeking to acquire other clients for this business.  Website service providers vary in their offerings and are highly competitive due to the nature of the industry.

Intellectual Property

We rely upon patent, trademark, copyright and trade secret laws in various jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brand.  We do not own any patent or copyright registrations.  We hold various trademarks for our brands, and we have additional applications pending.

A number of threats exist to our intellectual property rights.  Effective intellectual property protection may not be available in every country in which we intend to distribute products and services.  Additionally, it may be time consuming and costly for us to protect our intellectual property, and even then such steps may not be sufficient or effective.

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

Additionally, the Internet infrastructures in China and Brazil are subject to regulatory control and, in the case of China, ownership by the Chinese government.  The People’s Republic of China, or PRC, regulates its Internet sector by enacting legislation or issuing regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet.  We believe that our current ownership structure and localized content complies with PRC laws and regulations.  There are, however, substantial uncertainties regarding the interpretation and enforcement of PRC Internet laws and regulations.  Accordingly, it is possible that the PRC government will ultimately take a view contrary to ours.

The PRC Ministry of Information Industry (“MII”), the Chinese governmental agency that regulates the Internet in China, has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider.  Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities.  The areas of regulation include, among others, online advertising, online news reporting, online publishing, online securities trading, online community, online video, and the provision of industry-specific (e.g., pharmaceutical-related) information over the Internet.  Other aspects of our online operations may be subject to regulation in the future.

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

Employees

As of December 31, 2009, we had 66 employees located in: Atlanta, Georgia, USA; São Paulo, Brazil; and Beijing, China.

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

We continue to develop our business and prospects are difficult to evaluate.

We have a limited operating history and limited experience in the Chinese Internet, Brazilian Internet, and web platform markets.  We are in varying development stages of our business, with a limited operating history upon which investors and others can evaluate our current business and prospects.  Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Some of the risks and difficulties we expect to encounter include our ability to:

•	successfully commercialize and monetize the contributed and acquired assets;
•	successfully attract advertisers for our websites and clients for our web platform services;
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

Because of our lack of operating history and the early stage of development of our business, we will have limited insight into trends and conditions that may exist or emerge and affect our business, especially with respect to the online publishing market.  We cannot be certain that our business strategy will be successful or that it will successfully address these risks.  Any failure by us to successfully implement our new business plans could have a material adverse effect on our business, results of operations and financial condition.

We may not have sufficient liquidity to support the time required for our business to fully develop.

The Company is in the process of developing Internet businesses, including publishing businesses in two emerging markets and a web services business.  We currently operate at a loss and with a substantial negative cash flow from operations.  While we believe that our cash resources on hand are sufficient to fund these businesses for a period of at least 12 months, our cash resources are not sufficient to fund these businesses for an extended period beyond that unless revenues increase significantly or we find other sources of capital, neither of which can be assured.  Our management and directors continually evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities.  Accordingly, we might decide to suspend our activities in one or more of our markets in order to focus our limited resources in the other(s).

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

The growth we seek is difficult to achieve and will place significant strain on our resources.

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

The online publishing and web platform services markets are highly competitive.  We encounter significant competition across our business lines and in each market in which we offer our products and services.  In the online publishing market, we expect that our competitors will include (i) national Internet portals in China such as Baidu, NetEase.com, Shanda Interactive Entertainment, Sina, sohu.com and tom.com, and (ii) national websites in Brazil such as Terra and UOL, all of which will compete with us for online advertising revenue and end users.  Many of our competitors have more experience, resources and website visitors than us.  In the web platform services market, many of our competitors have been providing similar services for an extended period of time, and have developed established brands, reputations, offerings, and client bases.  Many of our web platform services competitors have more experience and resources than we do.

Resales of our common stock and additional obligations to issue our common stock may cause the market price of our stock to fall.

We registered an aggregate of 3,363,419 shares of our common stock held by INTAC affiliates, HowStuffWorks and investors that participated in our equity financings, and those investors could resell that stock.  In addition, HowStuffWorks holds a warrant to purchase 25,000 shares of our common stock.  The issuance of these new shares and the resale of additional shares of our common stock could depress the market price for our common stock.

Various factors could negatively affect the market price or market for our common stock.

The market for and price of our common stock could be affected by the following factors:

•	general market and economic conditions;
•	our common stock has been thinly traded; and
•	minimal third party research is available regarding our company.

Additionally, the terms of the Discovery Merger provided that payment to HowStuffWorks shareholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead are  payable to HowStuffWorks’ former shareholders in three semi-annual installments.  The installments were planned to begin in October 2008; however, the shareholder representative has not authorized payment as of December 31, 2009.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock Discovery owns in the future may fall due to a combination of reasons.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares HowStuffWorks owns in the future.  If Discovery and HowStuffWorks’ former shareholders’ representative elect to distribute shares of our common stock to former HowStuffWorks shareholders, a significant number of shares may be sold by such shareholders relative to the daily market trading volumes for our common stock.  These factors could also affect our common stock, and depress the market price for our common stock or limit the market for resale of our common stock.

We might not be able to remain listed on The NASDAQ Stock Market.

In September 2009, we received a notice from The NASDAQ Stock Market indicating that we no longer complied with the continued listing requirement that our shares of common stock maintain a minimum closing bid price of $1.00.  In response, we conducted the Reverse Split and regained compliance with continued listing standards.  However, our common stock might not remain equal to or in excess of the $1.00 minimum closing bid for a substantial period of time.  The market price of our common stock is also based on other factors outside of our control.

In March 2010, the Company received a notice from The NASDAQ Stock Market indicating that it no longer complies with the requirements of NASDAQ Marketplace Rule 5450(b)(1)(C) for continued listing on The NASDAQ Global Market.  The rule requires that the publicly held shares of the Company, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more of the total shares outstanding, maintain a minimum market value of $5,000,000.  The Company has 180 calendar days, or until September 27, 2010, in which to regain compliance with the listing requirement by having the market value of its publicly held shares close at $5,000,000 or more for ten consecutive business days.  If the Company does not regain compliance prior to the expiration of the 180-day grace period, NASDAQ will provide written notice that the Company’s common stock is subject to delisting.  Alternatively, the Company may transfer its listing to The NASDAQ Capital Market, provided that it satisfies the requirements for continued listing on The NASDAQ Capital Market.

If the bid price for our shares of common stock falls below $1.00 again, if the market value of our publicly held shares remains below $5,000,000, or if we do not meet other continued listing requirements of NASDAQ, our common stock may be delisted.

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

We and our subsidiaries are subject to taxes in the United States and various foreign jurisdictions.  We believed that our tax returns appropriately reflected our tax liability when those tax returns were filed.  However, applicable tax authorities may challenge our tax positions.  Any successful challenge to one or more of our prior tax positions could result in a material tax liability to us or to one or more of our subsidiaries, including INTAC, for one or more prior years.

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

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success.  Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation.  We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights.  Despite our precautions, it is possible for third parties to obtain and use our intellectual property without authorization.  Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet related industries are uncertain and still evolving.  In particular, the laws of the PRC, Brazil and other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.  Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.  Future litigation could result in substantial costs and diversion of resources.

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

We may be sensitive to a slowdown in economic growth or other adverse changes in the PRC and Brazil economies.  This is particularly true in light of current financial and economic uncertainties.  In response to adverse economic developments, companies have reduced spending on marketing and advertising.  As a result, a slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China or Brazil may materially reduce the demand for our services and materially and adversely affect our business.

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

The PRC enacted regulations applying to Internet related services and telecommunications related activities.  While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services.  The Ministry of Information Industry, or MII, has also stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider.  Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities.  The areas of regulation currently include online advertising, online news reporting, online publishing, online securities trading and the provision of industry specific (e.g., drug related) information over the Internet.  Other aspects of our online operations may be subject to regulation in the future.

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

A 2006 regulation establishes more complex procedures in the PRC for acquisitions conducted by foreign investors, which could make it more difficult for us to pursue growth through acquisitions.

In August 2006, six PRC regulatory agencies - the PRC Ministry of Commerce, or the MOC, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and the Chinese State Administration for Foreign Exchange, or SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective in September 2006.  Among other things, the new regulations established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requiring in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise.  We may grow our business in part by directly acquiring complementary businesses in China.  Complying with the requirements of the new regulations could be time-consuming, and any required approval processes, including obtaining approval from the MOC, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We face risks related to health epidemics and other outbreaks, particularly in the PRC.

Our business could be adversely affected by outbreaks of avian influenza, SARS or other widespread diseases.  Many users of our Websites, especially in China, access the Internet at public cafes.  Any prolonged recurrence of avian influenza, SARS or other widespread disease in China could prompt the government to restrict people’s movements, limit gathering in public places, or otherwise prevent our users from accessing Internet cafes.  If our users cannot access Internet cafes, or we are unable to staff our office in China, our business operations could be materially affected.  We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian influenza, SARS or any other epidemic.

We may incur substantial administrative and staffing cost due to the PRC’s new labor contract law.

In 2007 the Standing Committee of the National People’s Congress of China enacted the Labor Contract Law, which became effective in January 2008.  The Labor Contract Law’s goal is to improve job security and to protect the rights and interests of employees.  In order to fully comply with the legal requirements under the Labor Contract Law, we may incur substantial administrative and staffing cost, which could adversely affect our results of operations.

The online advertising markets in China and Brazil are still developing, and present risk to our revenues to be generated from our online publishing business using the contributed assets.

We expect our online publishing businesses in China and Brazil to derive significant revenue from online advertisements.  The online advertising markets in China and Brazil are still developing, and future growth and expansion of these markets is uncertain.  If these online advertising markets do not grow at expected rates, our results of operations and financial condition will be materially adversely affected.

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

Further risks relating to international operations include, but are not restricted to, unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in accounts receivable collections, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting our intellectual property overseas, seasonality of sales and potentially adverse tax consequences.  Any of these factors could materially and adversely affect our revenues and profits.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Some of our operating expenses are denominated in Chinese Renminbi.  Currently, we may purchase foreign exchange for settlement of “current account transactions” without the approval of the SAFE.  We may also retain foreign exchange in our current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends.  However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

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

Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations.  In some countries, local currencies are not readily converted into Euros or U.S. dollars (or other “hard currencies”) or are only converted at government controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time.  Very limited hedging transactions are available in China to reduce its exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.  While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all.  Our revenues as expressed in our U.S. dollar financial statements will decline in value if Renminbi or Reais depreciate relative to the U.S. dollar.  In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. dollars or by Brazilian exchange control regulations that restrict our ability to convert Reais into U.S. dollars.

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

Although the combined company is incorporated in the State of Delaware, in the future a substantial portion of our assets could be located in Brazil and the PRC.  As a result, it may be difficult for investors to enforce outside the United States any actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States.  In addition, certain of our directors and officers and all or a substantial portion of their assets may be located outside the United States (principally in Brazil and the PRC).  As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States.  There is doubt as to the enforceability in Brazil and the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

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

HowStuffWorks, a subsidiary of Discovery, beneficially owns a significant percentage of our outstanding common stock and entered into a stockholders agreement.  The stockholders agreement entitles HowStuffWorks to designate nominees to our Board of Directors.  Furthermore, Jeff Arnold, a member of the Board, is the Chief of Global Digital Strategy for Discovery, and another member of our board, Michael Cascone, is Chief Operating Officer of Discovery’s Digital Media business unit which includes HowStuffWorks.  As a result, Discovery has the ability to influence our management and affairs and determine the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to the charter, approval of equity-based employee compensation plans and any merger, consolidation or sale of all or substantially all of our assets.  The interests of Discovery and its affiliates may materially conflict with the interests of other shareholders.  For as long as they exert a controlling influence over our business affairs, they will have the ability to cause us to take actions that may be adverse to the interests of other shareholders or inconsistent with other shareholders’ investment objectives.

The concentration of our stock ownership, as well as our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, stockholders agreement and Delaware law contain provisions that may make our acquisition more difficult without the approval of our board of directors, which could discourage, delay or prevent a transaction involving our change of control.

As of December 31, 2009, Discovery owned approximately 43% of our outstanding shares of common stock through its HowStuffWorks subsidiary.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of Discovery.

Furthermore, our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain anti-takeover provisions, including but not limited to the following provisions:

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

We generate revenue on our international sites from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated the majority of our revenues in 2008 and 2009 from our advertisers.  The global financial crisis continues to have a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising have declined and our typical advertiser is spending less per order than in the prior year.  We cannot predict the timing, strength or duration of the current economic slowdown or subsequent economic recovery generally or in the online advertising market.  If the economy or markets in which we operate continue to worsen, our business, financial condition and results of operations will likely be materially and adversely affected.  Our advertisers can generally terminate their contracts with us at any time.  Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner.  If we are unable to be competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.  In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

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

Even if Sharecare is successful, our ability to realize the value of our investment might be limited.  Because it is a private company, there is no public market for Sharecare’s securities, and the Sharecare securities are subject to restrictions on resale that might prevent us from selling these securities during periods in which it would be advantageous to do so.  As a result, we might have to wait for a liquidity event, such as a public offering or the sale of Sharecare, to realize the value of our investment, if any.  It is likely to take a significant amount of time before a liquidity event occurs.

Sharecare may need to raise additional capital, and our equity position in Sharecare may be diluted if Sharecare issues additional equity, options, or warrants.  If Sharecare makes a capital call of its existing equity holders, our position may be diluted if we choose not to contribute additional capital.

Two of our stockholders also have substantial Sharecare investments, and potential conflicts of interests could harm us.

Jeff Arnold, a member of the Board of Directors, and Chief of Global Digital Strategy for Discovery, the parent company of HowStuffWorks, together with Discovery beneficially own over 40% of our common stock.  Both Mr. Arnold and Discovery own significant interests in Sharecare and serve on the board of directors of Sharecare, and Mr. Arnold is also Chairman and Chief Architect of Sharecare.  As a result, Mr. Arnold and Discovery have the ability to significantly influence and manage the affairs of both HSWI and Sharecare and determine the outcome of matters submitted for approval to stockholders of each company.  If HSWI and Sharecare’s interests diverge, there is a risk that Mr. Arnold or Discovery will favor actions by Sharecare that are adverse to HSWI.  Additionally, as a member of our board of directors, Mr. Arnold’s ownership interest in Sharecare will disqualify him from some deliberations of our board.  Michael Cascone, a member of our board of directors, is Chief Operating Officer of Discovery’s Digital Media business unit.  As a member of our board, Mr. Cascone’s position with Discovery will disqualify him from some deliberations of our board.  If HSWI and Sharecare’s interests diverge, there is a risk that Mr. Cascone will favor actions by Sharecare that are adverse to HSWI.

Our new web platform services line of business may not prove to be profitable.

We recently began a new line of business to offer web platform services to other companies.  We currently have one customer for these services, Sharecare, and our agreement with Sharecare expires in June 2010.  Although we believe Sharecare will renew the agreement, Sharecare may decide not to do so or we may be unable to reach agreement on terms for renewal.  We intend to offer web platform services to other customers, but we have limited sales, marketing and other resources and may not be successful in obtaining those customers.  Because Sharecare is a related party, the pricing and other terms included in the current agreement may not be indicative of the terms we can successfully obtain in arms-length transactions with other customers.  We have limited experience in this line of business, and will be subject to competition with companies with greater resources and experience.  Due to these factors, we may be unable to achieve profitability in this new line of business.

Our services agreement with Sharecare will soon expire, and we might not be able to negotiate a new agreement on as favorable terms, if at all.

We currently provide web development, design and management services to Sharecare under a services agreement.  This agreement will expire in June 2010 unless the Company and Sharecare agree to extend the term or enter into a new services agreement.  If neither occurs, Sharecare may extend the term for up to six months to transition the services performed by the Company for Sharecare to a new service provider.  We are in the process of negotiating a new services agreement with Sharecare but might not be able to reach an agreement on as favorable terms as the existing services agreement, if at all.  If we are unable to reach an agreement, we will lose a significant portion of our revenue.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 3280 Peachtree Road, Suite 600, Atlanta, Georgia, which consists of approximately 11,000 square feet of leased space.  At December 31, 2009, we also leased approximately 5,700 square feet in Beijing, China, and approximately 700 square feet in Sao Paulo, Brazil.  We do not own any real property.  We believe that our existing facilities are adequate to meet our needs in the near term.

As of December 31, 2009, our current total remaining lease obligations were U.S. $471,604.

ITEM 3.  LEGAL PROCEEDINGS

We are not subject to any material pending legal proceeding, nor are we aware of any material threatened claims against us.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the NASDAQ Global Market under the symbol “HSWI” since October 2, 2007.  The following table sets forth the high and low sales prices of our common stock, as reported per the NASDAQ Global market.  Stock prices, as presented below, have been retroactively restated to reflect HSWI’s February 2010 10-for-1 reverse stock split.  See Note 11, “Stockholders Equity” of the financial statements.

	High	Low
Year ended December 31, 2008
First Quarter	$62.30	$32.00
Second Quarter	53.00	26.10
Third Quarter	39.00	20.50
Fourth Quarter	27.40	1.50

Year ended December 31, 2009
First Quarter	$4.70	$0.80
Second Quarter	4.70	1.50
Third Quarter	6.80	1.90
Fourth Quarter	5.10	2.70

Holders of Record

As of March 31, 2010, the last sale price of our common stock on NASDAQ Global Market was $1.54 per share.  As of March 31, 2010, there were approximately 25 stockholders of record.

Dividend Policy

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future.  Any earnings that we may realize will be returned to finance our growth.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to us as of and for the years ended December 31, 2009, and 2008.  The selected consolidated financial data below should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.  Our historical financial data is difficult to compare from period to period because of the mergers and business dispositions we have recently consummated, as described in this Annual Report.

Consolidated Statement of Operations Data:

	Years Ended December 31,
	2009	2008

Operating revenue	$2,259,816	$457,006
Cost of services	2,869,509	987,266
Gross loss	(609,693)	(530,260)
Operating expenses	11,351,787	23,751,913
Loss from operations	(11,961,480)	(24,282,173)
Other income (loss)	209,661	515,238
Deferred income tax benefit	688,630	1,962,500
Loss in equity investment, net of tax	(818,087)	—
Loss from continuing operations	(11,881,276)	(21,804,435)
Loss from discontinued operations	—	(133,526)
Net loss	$(11,881,276)	$(21,937,961)

Per share data:
Basic loss per share from continuing operations	$(2.22)	$(4.12)
Basic loss per share from discontinued operations	—	(0.03)
Basic loss per share	$(2.22)	$(4.15)
Weighted average shares outstanding – basic	5,361,767	5,294,152

Consolidated Balance Sheet Data:

	December 31,
	2009	2008

Cash and cash equivalents	$8,724,546	$18,020,159
Goodwill and other intangibles	985,989	5,799,066
Total assets	15,899,679	26,309,653
Total liabilities	1,483,139	1,833,231
Stockholders’ equity	14,416,540	24,476,422

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

Business Overview and Recent Events

HSW International, Inc. (“HSWI”) is an online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s digital economies with locally relevant, high quality information, and provides web platform services that support traditional web publishing combined with social media.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSW International is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery Communications, Inc.’s HowStuffWorks.com, and in China for the digital publication of translated content from World Book Inc., publisher of World Book Encyclopedia.  Our co-founding and continuing development of Sharecare will create a highly searchable social Q&A healthcare platform organizing and answering the questions of health, in partnership with Harpo Productions, Sony Pictures Television, Discovery Communications, Jeff Arnold, and Dr. Mehmet Oz.  Sony Pictures Television became an investor in Sharecare shortly after the initial transactions among Sharecare, Harpo Productions, Discovery Communications, HSW International, Mr. Arnold, and Dr. Oz.  We generate revenue primarily through the sale of online advertising on our websites and through service fees charged to clients for web platform development and operation services.  We were incorporated in Delaware in March 2006.  Our headquarters are located at 3280 Peachtree Road, Suite 600, Atlanta, Georgia  30305.

In October 2009 the Company entered into and effectuated a series of transactions with Sharecare, Inc.  Sharecare is a venture among Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ Chief of Global Digital Strategy; Sony Pictures Television; and HSWI.  Sharecare was founded to develop and build a web platform that simplifies the search for health and wellness information by organizing all of the questions of health and providing multiple answers representing different points of view.  As a result of these transactions, we received an equity stake in Sharecare (20% initially, approximately 18% as of March 31, 2010, as a result of subsequent sales of equity by Sharecare to third parties), sold substantially all of the assets of our DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare and received a limited license to use the Sharecare web platform for our own businesses.  Additionally, we issued a promissory note to Sharecare for $1.0 million, all of which was offset by services we provided to Sharecare and the promissory note is now paid in full and cancelled.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired DailyStrength.  We generated revenue of approximately $1.9 million over the last half of 2009 as a result of performing services for Sharecare.

Business Trends

A portion of our business consists of websites we recently established or acquired.  We expect that our business should grow as these websites achieve greater awareness within their markets, resulting in increased usage against which we can sell advertising.  While significant online advertising markets exist in the United States and Brazil, we believe it will take additional time for meaningful online advertisement rates to develop in China.  A recent addition to our service offering includes web platform services.  We currently have one customer for our web platform services business and intend to continue prudent investments in building this business for serving multiple customers.

Our Brazilian website ComoTudoFunciona, which launched in March 2007, is our most mature business.  The number of page views for ComoTudoFunciona has increased by 50% during the fourth quarter of 2009 compared to the same period in 2008.  Additionally, the number of unique visitors to the website has increased by 47% for the same periods.  Year-over-year growth in page views and unique visitors was 29% and 35%, respectively.

Our Chinese website BoWenWang launched in June 2008, and results show usage development consistent with a recently-launched website.  Unlike in Brazil, where we established our website with significant promotional commitments from one of the country’s largest Internet portals, BoWenWang launched with a focus on organic traffic development.  This contributed to initial usage trending below that in Brazil, though the overall traffic in China has now surpassed Brazil.  We believe that by focusing on developing business relationships to further the exposure of the website, we should be able to continue to grow usage but are cautious on the revenue outlook since the current economic environment in China and the rate of development of its Internet advertising market has been slower to develop than originally forecasted.

The number of page views for BoWenWang increased 312% during 2009 compared to the six months ended 2008.  Additionally, the number of unique visitors to the website increased 53% for the same period.  We expect to see growth in the number of users and page views, which we believe should result in increased revenues for our Chinese website.

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

The advertising market declined overall in 2008 and 2009 due to the global economic downturn.  This decline affected online advertising expenditures as well, and has resulted in lower revenue for our business than expected.  The economic environment might cause advertisers to continue to reduce the amount they spend on online advertising, which could negatively affect the growth rate of our revenues.  The international economic challenges contributed to the impairment charge we took as of December 31, 2009 for the intangible asset of the licenses to operate in China.  If operating results deteriorate or do not improve, or if unfavorable changes occur in other economic factors used to estimate fair values, we might incur additional non-cash impairment charges to our intangible assets in the future.

Given our investments and progress in building our infrastructure and developing our personnel over the past years, in 2009 we began offering web platform services to other companies seeking cost effective solutions for developing and operating innovative websites.  Our newest business leverages our existing expertise in innovative web platform design and development, including our own websites in Brazil and China as well as the Web 3.0 platform we are developing, and our ability to support and service web platforms and applications.

Recognizing the difficulty of the economic environment, we have further reduced certain operating expenses in the fourth quarter of 2009 for fiscal year 2010 in an attempt to better align spending with expectations for growth.  We continue to invest in building what we believe are the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services.  Additionally, we plan to maintain an awareness of the alignment of our costs and revenues, and make operating adjustments as we believe necessary to best position HSW International for success.

Business Development

In October 2009 the Company joined with Dr. Mehmet Oz, Harpo Productions, Discovery Communications, Sony Pictures Television and Jeff Arnold to form Sharecare, Inc., which is developing an innovative healthcare platform for consumers to ask, learn and act on the questions of health.

HSW International and the other co-founders of Sharecare each hold minority equity positions in the company.  Additionally, HSW International has entered into a service agreement with Sharecare to develop the company’s next generation platform and website, leveraging HSWI’s expertise in online content platforms.  As part of the transaction, HSW International sold its DailyStrength business to Sharecare.  We originally acquired the DailyStrength assets to enter the healthcare digital market in the US.  Our October transactions with Sharecare provided us the possibility of being a part of a far larger opportunity within the online healthcare media industry.  We believe the DailyStrength assets complement the Sharecare web platform, and we expect that operational collaborations will emerge in managing the web assets under one entity.  We expect that operating both web properties together will provide greater benefit and valuation to the Sharecare entity and eventually to our investment in the Sharecare venture.  As part of our strategic operating purpose of entering the venture, we provide services to Sharecare as well as ongoing support and development services to the DailyStrength website and other Sharecare web platforms.  The Sharecare website will be a highly searchable social Question & Answer platform, backed by a comprehensive information architecture that creates and organizes the questions of health.  HSW International and the other founders received a license to use this platform to develop businesses in other content categories.

HSW International developed and launched Sharecare’s initial Q&A content located at http://ask.doctoroz.com, which features a subset of the initial questions and answers from Sharecare and its content partners.

Our Operations

ComoTudoFunciona – HowStuffWorks Brazil

ComoTudoFunciona (http://hsw.com.br) is Brazil's online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from HSWI's São Paulo offices.  ComoTudoFunciona was established in March 2007, and as of December 31, 2009, had published over 6,200 articles that were either originally created content or translated and localized from HowStuffWorks.  We are continuing the development of our business strategy in Brazil as we focus on expansion by adding original proprietary digital content designed to meet the information needs of the Brazilian online community, expanding the amount of translated content from HowStuffWorks, and refining local marketing and business development strategies.  We recognized approximately $178,000 and $405,000 of revenue from Brazil during the twelve months ended December 31, 2009 and 2008, respectively.  The decrease in Brazil revenue is due to sales to affiliates recorded during 2008 that did not recur in 2009.  Results of operations are included in the digital online publishing reporting segment.

BoWenWang – HowStuffWorks China

BoWenWang (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc.

BoWenWang is the exclusive digital publisher in China of translated HowStuffWorks content.  In September 2008, we entered into an exclusive content partnership with World Book, Inc. to dramatically increase the amount of content published on BoWenWang.  In 2009, World Book created thousands of original Chinese-language articles providing information on many branches of knowledge, including arts, sciences, technology, mathematics, sports, and recreation, exclusively for our Chinese website.  At December 31, 2009, we had published almost 11,000 articles in China.

Revenue generated from the operations based in China was approximately $19,000 during the twelve months ended December 31, 2009.  No revenue was generated from the operations based in China during the twelve months ended December 31, 2008.  Results of operations are included in the digital online publishing reporting segment.

DailyStrength

Now owned by Sharecare, DailyStrength.org offers content authored by medical professionals based on current topics, support groups, a treatment directory with definitions, private messaging, message boards and personal goal trackers, and primarily serves English-speaking territories such as the United States, Canada, Australia and the United Kingdom.  The medical panel of professionals contributes articles and journals providing insight to a number of topics relevant to the DailyStrength user group and communities.  Additionally, DailyStrength offers users and members the opportunity to launch communities for groups of like-minded individuals regarding topics of personal significance using leading community tools to interact.

On October 30, 2009, we sold substantially all of the assets of DailyStrength to Sharecare as part of the Sharecare Transactions.  As a result, DailyStrength is no longer an operating segment of our Company.  Instead, we provide services to Sharecare for the DailyStrength website under the Letter Agreement for Services described below.  In addition, we own a minority investment in Sharecare, as further discussed below.  Results of operations for DailyStrength through October 2009 are included in the social media reporting segment.

Investment in Sharecare – a related party

On October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare, Inc.  (the "Sharecare Transactions"), which was established as a venture among: Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ Chief of Global Digital Strategy; and HSWI.  Sharecare was created to build a web-based platform that simplifies the search for health and wellness information by organizing a vast array of the questions of health and providing multiple answers from experts, organizations, publishers, and caregivers representing various points of view.

As a result of these transactions, the Company:
•	Entered into a subscription agreement for the purchase of 125,000 shares of common stock of Sharecare, representing 20% ownership of Sharecare at the time of purchase;
•	Sold substantially all of the assets of its DailyStrength subsidiary to Sharecare;
•	Agreed to provide management and website development services to Sharecare; and
•	Received a limited license to use the Sharecare web platform for HSWI's own businesses.

Additionally, the Company issued a promissory note for $1 million to Sharecare, all of which has been satisfied by services the Company provided to Sharecare during 2009.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired DailyStrength.

Jeff Arnold, a member of HSWI’s Board of Directors, is the Chairman and Chief Architect and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., HSWI’s largest stockholder, is a significant stockholder of Sharecare.  HSWI’s Board of Directors established a Special Committee consisting of three independent directors without any interests in Sharecare to evaluate and recommend the terms of these transactions to the Board.  The Special Committee engaged a third party financial advisor to provide a fairness opinion on the totality of the transactions.

Web Platform Services

In October 2009, the Company entered into a Letter Agreement for Services with Sharecare pursuant to which the Company agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  Sharecare agreed to pay us for the fully burdened cost of our personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee for services performed since July 1, 2009.  Although we performed services for Sharecare during the third quarter of 2009, we were not able to recognize the associated revenue until the effective date of the services agreement, October 30, 2009.  Therefore, the revenue recognized during the Company’s fourth quarter represents six months of revenue related to services rendered before and after the effective date of the services agreement.  This agreement will expire on June 30, 2010, unless the Company and Sharecare agree to extend the term or enter into a new services agreement.

The majority of our revenue recognized in 2009 resulted from the services we performed for Sharecare.  Additionally, the revenue recognized in the fourth quarter of 2009 reflects services rendered since July 1, 2009.

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

In February and March 2008, we sold the INTAC Legacy Businesses to an entity owned by Wei Zhou, CEO, director and significant shareholder of INTAC prior to the INTAC Merger and a member of our board of directors in 2007.  We funded the businesses with $4.3 million of cash, net of disposition expenses, and received 5.0 million shares of our stock in exchange.

On February 15, 2008, we entered into a stock purchase agreement where we agreed to sell, and two qualified institutional buyers agreed to purchase, the 5.0 million shares of our common stock received from the INTAC Legacy Businesses disposition at a purchase price of $36.80 per share.  We simultaneously sold an additional 500,000 shares to institutional buyers in a private placement raising $18.4 million additional cash.

Results of Operations – Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

The following table sets forth our results of operations for the years ended December 31, 2009, and 2008.  As discussed in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, the INTAC Legacy Businesses were subsequently disposed on February 29, 2008.  Following the disposition, the sole asset we retained from INTAC is the indefinite-lived Internet Licenses intangible asset.  INTAC’s results of operations have been recorded within discontinued operations for 2008.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. Dollars)

	Years Ended December 31,
	2009	2008

Operating revenue
Digital online publishing	$196,942	$182,054
Social media	194,458	52,090
Web platform services from affiliates	1,868,416	—
Sales to affiliates	—	222,862
Total revenue	2,259,816	457,006

Cost of services	2,869,509	987,266

Gross margin	(609,693)	(530,260)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $1,780,168 and $4,787,756
in 2009 and 2008, respectively)	10,136,353	15,678,365
Gain on sale of DailyStrength	(404,094)	—
Impairment loss	1,180,440	7,850,000
Depreciation and amortization	439,088	223,548
Total operating expenses	11,351,787	23,751,913

Loss from continuing operations
	(11,961,480)	(24,282,173)

Non-operating income
Interest income	50,515	515,238
Other income	159,146	—
Total non-operating income	209,661	515,238

Loss before income taxes and	(11,751,819)	(23,766,935)
equity in loss of equity-method investment

Income tax benefit	688,630	1,962,500
Equity in loss of equity-method investment, net of taxes	(818,087)	—

Loss from continuing operations	(11,881,276)	(21,804,435)

Loss from discontinued operations, net of income taxes	—	(133,526)

Net loss	$(11,881,276)	$(21,937,961)

Basic weighted average shares outstanding (a)	5,361,767	5,294,152

Basic loss per share (a)
Loss from continuing operations	(2.22)	(4.12)
Loss from discontinued operations	—	(0.03)
Net loss per share	$(2.22)	$(4.15)

(a)	All outstanding share and per share amounts have been restated to reflect HSWI’s February 2010 10-for-1 reverse stock split. See Note 11, “Stockholders’ Equity”.

Revenues

We generate the majority of our revenues from our web platform services segment based on our service agreement with Sharecare, which were approximately $1.9 million for the six month period ended December 31, 2009.  Our digital online publishing segment is comprised of our international website businesses based in Brazil and China.  In Brazil, where we launched our website in March 2007, we generated revenue for the years ended December 31, 2009, and 2008 of approximately $178,000 and $405,000, respectively.  For the year ended December 31, 2009, approximately 63% of revenue was generated from paid-for-impression advertising and 37% was generated from pay-per-performance ads.  In China, we generated revenue for the year ended December 31, 2009, of approximately $19,000.  For the year ended December 31, 2009, approximately 35% of revenue was generated from paid-for-impression advertising, 23% was generated from pay-per-performance ads and 42% was generated from sponsorship advertising.  There was no China digital online publishing revenue in 2008 as the website in China was launched in June 2008.  Based on current usage and trends, we expect advertising revenue to grow slightly in 2010.  Our social media segment is represented by the DailyStrength website and contributed approximately $194,000 and $52,000 of revenue for the years ended December 31, 2009, and 2008, respectively.  Similarly to 2009,  we expect the web platform services segment to continue to be our primary source of revenue during 2010.

Cost of Services

Cost of services includes the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs incurred to support our web platform services including labor, content and third party platform support services. These costs were $2.9 million and $1.0 million for the years ended December 31, 2009, and 2008, respectively.

Operations – Selling, General and Administrative Expenses

Our total selling, general and administrative expenses (“SG&A”) decreased by $5.6 million for the year ended December 31, 2009 as compared to 2008.  The decrease is attributable to the cost reduction of approximately $600,000 resulting from the consolidation of certain administrative functions that lead to a reduction of headcount combined with a change in the classification of certain SG&A costs directly associated with performing the web platform services.  These costs were included in our Cost of Services classification described above.  Additionally we experienced a $3.0 million decrease in stock-based compensation expense for the year ended December 31, 2009, as compared to 2008.  Stock-based compensation expense is a non-cash item, and in 2009 totaled $1.8 million.  The decrease in stock-based compensation expense year-over-year reflects vesting during 2009 of options at exercise prices at the lower end of options ranging from $3.85 per share to $71.00 per share, reflecting our higher stock price in earlier periods when the options were granted.  Professional fees decreased by approximately $700,000 as costs related to the INTAC disposition were recorded in 2008.

Gain on Sale of DailyStrength

On October 30, 2009, the Company entered into a series of transactions to form Sharecare, a venture established to build a web-based platform that simplifies the search for health and wellness information by organizing a vast array of the questions of health and providing multiple answers from experts, organizations, publishers, and caregivers representing various points of view.  The DailyStrength website offers content authored by medical professionals based on current topics, support groups, a treatment directory with definitions, private messaging, message boards and personal goal trackers.

On October 30, 2009, we sold substantially all of the assets of DailyStrength to Sharecare under the Sharecare Transactions.  GAAP guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 defines this transaction as a deconsolidation and requires a mathematical computation of a gain or loss related to the deconsolidation based on the difference between the carrying value of the assets and the fair value of consideration received.  Accordingly, we recognized a gain of approximately $400,000 on the sale of the DailyStrength assets to Sharecare.

Impairment Loss

As a result of our annual impairment test in the fourth quarter, we recorded indefinite-lived intangible asset impairment charges of $1.2 million during the year ended December 31, 2009, related to the licenses to operate in China.  The most significant change to the prior year valuation was a downward revision to projected cash flows due to declines in the Company’s projected sales in China from its previous projections.  We continue to expect to receive operational benefits from the licenses to operate in China as these licenses are essential to our ongoing business in China.  Accordingly, we continue to carry an intangible asset of approximately $970,000 after the impairment charges.  We have experienced positive trends regarding traffic patterns to our China website and expect that further growth in visitors and recurring visits will provide a basis for our website to generate more revenue than experienced in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $216,000 due to increased amortization expense in 2009 for the DailyStrength intangible assets because we purchased the assets in November 2008.

Interest Income

Interest income decreased by approximately $465,000 due to decreased cash balances combined with decreases in interest rates available.

Other Income

Other income increased approximately $159,146 for the year ended December 31, 2009 as compared to 2008.  The increase in other income reflects an early termination fee paid by an advertising customer during 2009.

Deferred Income Tax Benefit

We recorded a $688,630 tax benefit related to the impairment charge against the licenses to operate in China intangible asset and the contribution of the DailyStrength assets to Sharecare.

Loss in Equity Investment

We account for our investment in Sharecare under the equity method of accounting.  During 2009, we recognized a loss in the equity investment of $818,087, net of taxes.

Discontinued Operations – INTAC Legacy Businesses

The discussion that follows relates to the INTAC Legacy Businesses results of operations for the year ended December 31, 2008.  Revenue was for services related to wireless telephone training and the development and sale of educational software in China.  The $500,000 loss from discontinued operations in 2008 was reduced by a $400,000 gain upon final disposition in February 2008.

Year Ended December 31,
2008

Revenues	$38,849
Loss from discontinued operations (before income taxes)	(133,526)
Loss from discontinued operations	$(133,526)

As discussed more fully in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, the INTAC goodwill write off is the result of the subsequent sale of the INTAC Legacy Businesses in February 2008.

Liquidity and Capital Resources

The global financial downturn continues to have a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising have declined and our typical advertiser is spending less per order than in the prior year.  Also, our businesses in Brazil and China, which we launched in the past few years, are still in a development stage as the related websites continue to build towards a critical mass of traffic volume.  In consideration of projected market conditions and near-term revenue expectations, we consolidated certain administrative functions at the end of our fourth quarters of 2008 and 2009 to reduce headcount and better align our costs with our 2009 strategic initiatives which resulted in cost reductions.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our operational objectives of funding ongoing operations and continuing to make technological investments in our websites and their respective brands.

We expect to continue to expend significant resources in expanding and gaining market share for our internet platforms in Brazil and China, including additional investments to create or acquire content.  We currently do not have any material commitments for capital expenditures.  Our anticipated investments will be made in the respective markets based on our success and anticipated market conditions and trends.  We expect that most of these investments will be paid or under commitment before we begin to realize significant revenues.  Additionally, in the normal course of business, we continue to explore various business initiatives that may lead to additional sources of revenue and growth.  We believe that our current cash balance, combined with our expected cash generated from future operations and recently implemented cost reduction measures, should provide sufficient cash to fund operations for at least the next twelve months.  However, if cash on hand and generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we might implement further cost reduction strategies, sell additional equity or obtain debt financing to fund further development and attain profitability.  There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all, or that we will achieve profitability.

We expect that our recently announced service agreement with Sharecare will generate revenues for our company.  However, as Sharecare is a newly formed entity and the service agreement expires in June 2010, there can be no assurance that the amounts generated will be sufficient to cover our liquidity needs for the long-term.

Cash and cash equivalents was $8.7 million at December 31, 2009, compared to $18.0 million at December 31, 2008.  The decrease in cash is primarily attributable to the use of cash to fund operations.

As of December 31, 2009, our cumulative losses were $85.7 million, which included non-cash expenses of $23.5 million for stock-based compensation, $22.5 million goodwill write-off related to the February 2008 INTAC Legacy Businesses disposition, and an impairment charge of $7.9 million.  We used a significant amount of the $21.0 million net proceeds from the October 2007, sale of stock to pay transaction costs, to pay off advances from HowStuffWorks, and to fund operations.  As previously disclosed, in the first quarter of 2008, we received an additional $33.4 million before expenses from the sale of our stock.

Cash flows from operations used in operating activities

Our net cash used in continuing operating activities during 2009 decreased by $2.7 million compared to the prior year.  The decrease in cash used was due to cost cutting measures we implemented in 2009.  Net cash used in discontinued operating activities was $500,000 for the year ended 2008.

Cash used in investing activities

During the year ended December 31, 2009, net cash used in investing activities was $130,000 compared to $8.5 million in 2008.

Cash flows from financing activities

For the year ended December 31, 2009, there was no net cash provided by financing activities versus $35.2 million for 2008.  The significant difference is a direct result of the proceeds we received from the sale of our common stock during the first quarter of 2008.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  We believe that our significant accounting policies, revenue recognition, stock-based compensation and long-lived assets including goodwill and other intangible assets may involve a higher degree of judgment and complexity.

Revenue Recognition

We recognize online publishing revenue as visitors are exposed to or react to advertisements on our website.  We generate revenue from advertising in the form of sponsored links and image ads.  This includes both pay-per-performance ads and paid-for-impression advertising.  In the pay-per-performance model, we earn revenue based on the number of clicks associated with such ad; in the paid-for-impression model (sponsorships), revenue is derived from the display of ads.

We recognize web platform services revenue at the time services are performed.  All of our services revenue is related to the design, development, hosting and other services required to launch and operate the Sharecare, DailyStrength and Ask Dr. Oz websites through our direct activities and management of third party vendors.  Our services agreement with Sharecare was effective October 30, 2009.  We began providing services to Sharecare in anticipation of this agreement in July 2009; however, we only began recognizing revenue in our fourth quarter of 2009 once the services agreement became effective.  The Sharecare-related revenue is classified within our web platform services segment.

We recognize revenue when the service has been provided, and the other criteria set forth in Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, have been met; namely, the fees we charge are fixed or determinable, we and our advertisers understand the specific nature and terms of the agreed-upon transactions and the collectability is reasonably assured.

Stock-Based Compensation

Under the 2006 Equity Incentive Plan adopted April 13, 2006 (the “Plan”), HSWI authorized 800,000 shares for grant as part of a long term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plan have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.  Additionally in 2008, we granted restricted shares to certain members of our Board of Directors and executives at the fair market value on the grant date.  As of December 31, 2009, no options had been exercised under the Plan.

We account for stock-based compensation in accordance with Codification ASC 718, which requires us to recognize expense related to the fair value of our stock-based compensation awards.

ASC 718 requires the use of a valuation model to calculate the fair value of the stock based awards.  We have elected to use the Black-Scholes options pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under ASC 718.  We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods.  Stock-based compensation expense was $1.8 million and $4.8 million for the years ended December 31, 2009, and 2008, respectively.

Impairment of Property and Equipment

Property and equipment is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Such events include significant adverse changes in the business climate, the impact of significant customer losses, unanticipated current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life.  Recoverability of property and equipment is measured by a comparison of the carrying amounts to future net cash flows the assets are expected to generate.  For purposes of recognition and measurement of an impairment loss, property and equipment are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.  As of September 30, 2009, and in anticipation of the planned disposition of the DailyStrength assets, we performed an impairment analysis on our property and equipment in our social media reportable segment.  The results indicated no impairment charge was required.  Other than the sale of our DailyStrength assets, no other triggering events occurred at December 31, 2009, that would have caused the Company to believe that the fair value of its property and equipment had declined below its carrying value.

Impairment of Definite-Lived Intangible Assets

Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  We monitor our assets for potential impairment on an ongoing basis.  As of September 30, 2009, and in anticipation of the planned disposition of the DailyStrength assets, we performed an impairment analysis on the majority of our definite-lived intangible assets.  The results indicated no impairment charge was required.  In October 2009, we sold the majority of our definite-lived intangible assets to Sharecare.  No impairment test was necessary at December 31, 2009.

Goodwill Impairment

Generally, we perform our annual assessment for impairment for goodwill and indefinite-lived intangible assets during the fourth quarter of the fiscal year, unless facts and circumstances require differently.  We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. Estimating the fair value of the reporting unit involves uncertainties, because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy.  The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows.  All such factors are interdependent and, therefore, do not change in isolation.  Accordingly, our accounting estimates may materially change from period to period due to changing market factors.  Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value.

As of September 30, 2009, and in anticipation of the planned disposition of the DailyStrength assets, we performed an impairment analysis of our goodwill.  The results indicated no impairment charge was required.  We subsequently sold the DailyStrength assets to Sharecare and as of December 31, 2009, no goodwill remains and therefore no impairment test was necessary.

Indefinite-Lived Intangible Asset Impairment

We performed an impairment test of our indefinite-lived intangible assets as of September 30, 2009, as a result of the planned disposition of the website trade names related to the Sharecare transaction.  The results indicated no impairment charge was required.  In October 2009, the website trade names were sold to Sharecare.

As a result our annual impairment test in the fourth quarter, we recorded indefinite-lived intangible asset impairment charges of $1.2 million during the year ended December 31, 2009, related to the licenses to operate in China.  The calculation of the fair value of the Company’s licenses to operate in China was performed consistently with the annual test performed at December 31, 2008, with updated assumptions where appropriate.  The most significant change to the prior year valuation was a downward revision to projected cash flows due to declines in the Company’s projected sales in China from its previous projections.  The Company tests its indefinite-lived intangible assets, which are licenses to operate in China, for impairment by utilizing discounted cash flow models to estimate their fair values.  These cash flow models involve several assumptions.  Changes in the Company’s assumptions could materially impact its fair value estimates.  Assumptions critical to its fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value; (ii) projected annual revenue growth rates used in the models; and (iii) projected long-term growth rates used in the derivation of terminal year values.  The valuation of our China license requires us to estimate the period of time a hypothetical market participant, which we define as an internet company wishing to establish a presence in China, would need to obtain our Chinese business licenses.  Other assumptions include estimates of projected capital expenditures, upfront costs incurred to obtain similar licenses, and working capital requirements.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.

The following table presents the range of assumptions the Company used to derive its fair value estimates during the impairment test conducted in the fourth quarter of 2009.

Assumptions
Weighted-average cost of capital	27.50%
Long-term growth rates	7%
Annual revenue growth rates	14.0-127.0%
Time required to obtain similar licenses	9 months

If the Company makes additional downward revisions to its cash flow projections in the future, the Company may experience material impairment charges to the remaining carrying amount of its licenses to operate in China.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements.  This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  The company is currently evaluating the impact the guidance will have on our consolidated financial statements.

In December 2009, the FASB issued authoritative guidance that incorporates Accounting for Distributions to Shareholders with Components of Stock and Cash into the FASB Accounting Standards Codification.  The guidance is effective for interim and annual periods ending on or after December 15, 2009 (January 1, 2010, for us).  All GAAP references have been updated to comply with the new guidance.  The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

In November 2009, the FASB issued authoritative guidance that incorporates Amendments to FASB Interpretation No. 46(R) into the FASB Accounting Standards Codification.  The new requirements are effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009 (January 1, 2010, for us).  The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

In November 2009, the FASB issued authoritative guidance that incorporates Accounting for Transfers of Financial Assets into the FASB Accounting Standards Codification.  The new requirements are effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009 (January 1, 2010, for us).  The company is currently evaluating the impact the guidance will have on our consolidated financial statements.

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

In June 2009, the FASB issued authoritative guidance that revises the approach to determining the primary beneficiary of a variable interest entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE.  This guidance is effective for fiscal years beginning after November 15, 2009 (January 1, 2010, for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  We are currently evaluating the effect of adopting this guidance.

In May 2009, the FASB issued new authoritative guidance for subsequent events which did not result in significant changes to previous guidance.  This new guidance establishes general standards for disclosure of the date events that occur after the balance sheet date but before the report is issued or available to be issued.  This requirement was effective for statements issued for interim and annual periods ending after June 15, 2009.  Entities were required to disclose the date through which subsequent events were evaluated.  In February 2010, this guidance was amended by the FASB to remove the requirement for SEC filers (as defined in Accounting Standards Update 2010-09) to disclose the date through which an entity has evaluated subsequent events.

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

In April 2009, the FASB issued authoritative guidance that requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  The Company did not have financial instruments as of December 31, 2009, therefore, the Company is not impacted by this guidance.

In June 2008, the FASB issued authoritative guidance that clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method.  This guidance is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for us) with early adoption prohibited.  The adoption of this pronouncement did not have an impact on net loss per share for any periods presented.

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

Off-Balance Sheet Arrangements

In connection with the series of transactions entered into and effectuated with Sharecare (see Note 3), the Company assigned to Sharecare, and Sharecare assumed, the contingent earnout liability of DailyStrength.  Under the terms of the agreements, Sharecare will pay any amounts incurred towards the earnout, up to its maximum amount of $3.5 million.  As Sharecare has assumed full liability for any such earnout that may be owed, the Company has not recorded a liability for the earnout.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We translate the foreign currency financial statements of our international operations into U.S. dollars at current exchange rates, except revenue and expenses, which we translate at average exchange rates during each reporting period.  We accumulate net exchange gains or losses resulting from the translation of assets and liabilities in a separate section of stockholders’ equity titled “accumulated other comprehensive income (loss)”.  Generally, our foreign expenses are denominated in the same currency as the associated foreign revenue, and at this stage of our development the exposure to rate changes is minimal.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables.  At December 31, 2009, 99% of our cash was denominated in U.S. dollars.  The remaining 1% was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  We do not use any derivative financial instruments to mitigate any of our currency risks.  The net assets of our foreign operations at December 31, 2009, were approximately $1,532,923.

We have not entered into long-term agreements or borrowing arrangements with third parties under which any amounts were outstanding during 2009.  Therefore, we do not believe we have any material exposure to changes in interest rates.

We do not currently have any credit facilities and therefore are not subject to interest rate risk.  Due to the nature of our short-term investments and our lack of debt, we have concluded that we face no material market risk exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS

For supplemental quarterly financial information, see Note 17, Quarterly Results of Operations (unaudited), of the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HSW International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HSW International, Inc. and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia

April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
HSW International, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of HSW International, Inc. (a Delaware corporation) and subsidiaries (“the Company”) as of December 31, 2008, and the related consolidated statement of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  Our audit of the basic financial statements included information for the year ended December 31, 2008 in the consolidated financial statement schedule listed in the table of contents appearing under Item 15 Schedule II.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the information for the year ended December 31, 2008 in the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSW International, Inc. and subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the information for the year ended December 31, 2008 in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 25, 2009 (except for the 10-for-1 reverse split of issued and outstanding common shares discussed in Note 16, as to which the date is April 15, 2010)

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. Dollars)

	December 31,
	2009	2008

Assets

Current assets
Cash and cash equivalents	$8,724,546	$18,020,159
Trade accounts receivable (net of allowance for doubtful accounts
of $0 and $15,343 at December 31, 2009 and 2008, respectively)	36,377	103,020
Trade accounts receivable due from affiliates	469,185	—
Prepaid expenses and other current assets	787,972	1,660,097
Total current assets	10,018,080	19,783,276

Property and equipment, net	490,306	727,311
Investment in unconsolidated affiliate	4,405,304	—
Licenses to operate in China	969,560	2,150,000
Goodwill	—	1,972,944
Intangibles, net	16,429	1,676,122

Total assets	$15,899,679	$26,309,653

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$410,966	$554,673
Accrued expenses and other current liabilities	686,549	322,094
Advances from shareholder	85,296	83,044
Other current liabilities	57,938	—
Total current liabilities	1,240,749	959,811

Long-term liabilities
Deferred tax liability	242,390	873,420

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized, 5,369,829 issued and outstanding at December 31, 2009, and 5,363,878 issued and
outstanding at December 31, 2008 (a)	5,369	5,363
Additional paid-in-capital	100,435,372	98,655,210
Accumulated other comprehensive income (loss)	40,100	(1,126)
Accumulated deficit	(86,064,301)	(74,183,025)
Total stockholders’ equity	14,416,540	24,476,422
Total liabilities and stockholders’ equity	$15,899,679	$26,309,653

(a)	All outstanding share amounts have been restated to reflect HSWI’s February 2010 10-for-1 reverse stock split. See Note 11, “Stockholders’ Equity”.

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. Dollars)

	Years Ended December 31,
	2009	2008

Operating revenue
Digital online publishing	$196,942	$182,054
Social media	194,458	52,090
Web platform services from affiliates	1,868,416	—
Sales to affiliates	—	222,862
Total revenue	2,259,816	457,006

Cost of services	2,869,509	987,266

Gross margin	(609,693)	(530,260)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $1,780,168 and $4,787,756
in 2009 and 2008, respectively)	10,136,353	15,678,365
Gain on sale of DailyStrength	(404,094)	—
Impairment loss	1,180,440	7,850,000
Depreciation and amortization	439,088	223,548
Total operating expenses	11,351,787	23,751,913

Loss from continuing operations
	(11,961,480)	(24,282,173)

Non-operating income
Interest income	50,515	515,238
Other income	159,146	—
Total non-operating income	209,661	515,238

Loss before income taxes and	(11,751,819)	(23,766,935)
equity in loss of equity-method investment

Income tax benefit	688,630	1,962,500
Equity in loss of equity-method investment, net of taxes	(818,087)	—

Loss from continuing operations	(11,881,276)	(21,804,435)

Loss from discontinued operations, net of income taxes	—	(133,526)

Net loss	$(11,881,276)	$(21,937,961)

Basic loss per share (a)
Loss from continuing operations	$(2.22)	$(4.12)
Loss from discontinued operations	—	(0.03)
Net loss per share	$(2.22)	$(4.15)

Basic weighted average shares outstanding (a)	5,361,767	5,294,153

(a)	All outstanding share and per share amounts have been restated to reflect HSWI’s February 2010 10-for-1 reverse stock split. See Note 11, “Stockholders’ Equity”.

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(expressed in U.S. Dollars)

						Accumulated		Total
			Additional			Other		Stockholders’
	Common Stock		Paid-in	Treasury		Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)

Balance at December 31, 2007	4,930,611	$4,931	$86,025,121	(300,000)	$(8,986,842)	$112,291	$(52,245,064)	$24,910,437

Comprehensive loss:
Net loss	—	—	—	—	—	—	(21,937,961)	(21,937,961)
Foreign currency translation	—	—	—	—	—	(113,417)	—	(113,417)
Total comprehensive loss								(22,051,378)

Shares received from sale of
INTAC Legacy Businesses	—	—	—	(500,000)	(18,400,000)	—	—	(18,400,000)
Issuance of shares to
investors, net	426,881	427	7,842,338	800,000	27,386,842	—	—	35,229,607
Restricted stock grants	6,386	5	(5)
Stock-based compensation expense	—	—	4,787,756			—	—	4,787,756

Balance at December 31, 2008	5,363,878	$5,363	$98,655,210	—	—	$(1,126)	$(74,183,025)	$24,476,422

Comprehensive loss:
Net loss	—	—	—	—	—	—	(11,881,276)	(11,881,276)
Foreign currency translation	—	—	—	—	—	41,226	—	41,226
Total comprehensive loss								(11,840,050)

Restricted stock grants	8,000	8	(8)	—	—	—	—	—
Forfeited restricted stock	(2,049)	(2)	2
Stock-based compensation expense	—	—	1,780,168	—	—	—	—	1,780,168

Balance at December 31, 2009	5,369,829	$5,369	$100,435,372	—	$—	$40,100	$(86,064,301)	$14,416,540

All outstanding share and per share amounts have been restated to reflect HSWI’s February 2010 10-for-1 Reverse Split. See Note 11. “Stockholder’s Equity”.

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. Dollars)

	Years Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(11,881,276)	$(21,804,435)
Loss from discontinued operations	—	(133,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439,088	223,548
Impairment loss	1,180,440	7,850,000
Gain on sale of DailyStrength	(404,094)	—
Web platform services rendered in exchange for reduction in promissory note	(1,000,000)	—
Services rendered in exchange for equity investment in Sharecare	(250,000)	—
Stock-based compensation	1,780,168	4,787,756
Deferred income taxes	(688,630)	(1,962,500)
Equity in loss of equity-method investment	818,087	—
Loss on sale of fixed assets	1,117	—
Provision for doubtful accounts	—	15,343
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	113,643	(102,430)
Accounts receivable from affiliate	(469,185)	—
Prepaid expenses and other current assets	872,128	(822,302)
Accounts payable, accrued expenses, and other liabilities	280,930	37,744
Net cash used in continuing operating activities	(9,207,584)	(11,910,802)
Net cash used in discontinued operating activities	—	(387,904)
Net cash used in operating activities	(9,207,584)	(12,298,706)

Cash flows from investing activities:
Purchases of fixed assets and software, net	(114,213)	(644,546)
Merger related costs recorded to goodwill	—	(107,027)
Sale of INTAC Legacy Businesses	—	(4,500,000)
DailyStrength, Inc. acquisition	(15,042)	(3,215,074)
Net cash used in investing activities	(129,255)	(8,466,647)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	35,229,607
Cash provided by financing activities	—	35,229,607

Net change in cash and cash equivalents	(9,343,069)	14,464,254
Impact of currency translation on cash	41,226	(83,926)
Cash and cash equivalents at beginning of period, including $163,158 reclassified to assets held for sale in 2008	18,020,159	3,639,831
Cash and cash equivalents at end of period	$8,724,546	$18,020,159

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(expressed in U.S. Dollars)

	Years Ended December 31,
	2009	2008

Supplemental disclosure of cash flow information

Other non-cash financing and investing activities
Receipt of shares for sale of INTAC Legacy Businesses	$—	$18,400,000
Equity investment in Sharecare in return for issuance of promissory note	1,000,000	—
Equity investment in Sharecare in exchange for services rendered	250,000	—
Equity investment in Sharecare, contract for services agreement, license to use Sharecare web platform for HSWI's own business, assumption of DS earnout by Sharecare in exchange for DailyStrength assets (see Note 3)	3,569,298	—

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of the Business

HSW International, Inc. (“HSWI” or the "Company") is an online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s digital economies with locally relevant, high quality information, and provides web platform services that support traditional web publishing combined with social media.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSW International is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery Communications, Inc.’s HowStuffWorks.com, and in China for the digital publication of translated content from World Book Inc. (“World Book”), publisher of World Book Encyclopedia.  Our co-founding and continuing development of Sharecare, Inc. (“Sharecare”) will create a highly searchable social Q&A healthcare platform organizing and answering the questions of health, in partnership with Harpo Productions, Sony Pictures Television, Discovery Communications, Jeff Arnold, and Dr. Mehmet Oz.  We generate revenue primarily through the sale of online advertising on our websites and through service fees charged to clients for web platform development and operation services.  We were incorporated in Delaware in March 2006.  Our headquarters are located at 3280 Peachtree Road, Suite 600, Atlanta, Georgia 30305.

In June 2008, we entered China’s online publishing market utilizing a combination of the contributed assets from HowStuffWorks with the benefit of INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses.  We currently maintain offices in China, Brazil, and Atlanta, Georgia, our corporate headquarters.

Prior to the INTAC Merger and related financing transactions, our sole shareholder was HowStuffWorks, a privately-held online publishing company founded in 1999 that provides objective and useful information for people to learn about the world around them and make informed decisions.  On December 17, 2007, HowStuffWorks, our largest shareholder, merged with Discovery Communications, Inc. (“Discovery”) becoming a wholly-owned subsidiary of Discovery.  We reflect an intra-entity liability related to certain transactional costs to HowStuffWorks on our balance sheet as of December 31, 2009, for approximately $85,000.  As of December 31, 2009, Discovery, through its wholly owned subsidiary HowStuffWorks, owned approximately 43% of our outstanding common stock.  HowStuffWorks remains based in Atlanta, Georgia.

On October 2, 2007, the date of our merger with INTAC, the following occurred:

•
In exchange for shares of our common stock, HowStuffWorks contributed exclusive digital publishing rights to HowStuffWorks’ content for the countries of China and Brazil, which we translate and localize into the predominant languages of China and Brazil.

•	Our stock became publicly traded on the NASDAQ Global Market under the symbol “HSWI” in connection with our merger with INTAC, with INTAC becoming our wholly owned subsidiary.
•	Investors purchased or agreed to purchase shares of our common stock (equity financings) having an aggregate value of approximately $39.4 million.
•
In connection with and as a condition of the INTAC Merger, INTAC sold its wireless handset and prepaid calling cards distribution business to an entity controlled by Wei Zhou, INTAC’s Chief Executive Officer and President, in exchange for 300,000 shares of our common stock held by Mr. Zhou.

On February 29, 2008, based on an increased focus on our Internet based publishing segment, we disposed of all INTAC’s remaining legacy businesses which included services related to wireless telephone training and the development and sale of educational software in China (“INTAC Legacy Businesses”).  Following the disposition the sole asset we retain from the INTAC acquisition is the license to operate in China intangible we are using to enter the Chinese market (See Note 8 for a discussion of the valuation of these licenses).  The operations from the INTAC legacy business have been reflected as discontinued operations in our consolidated financial statements.

We entered the Brazilian online publishing market in March 2007, by utilizing royalty-free and exclusively licensed digital content provided by HowStuffWorks.  At December 31, 2009, we had approximately 6,200 articles that were either (i) articles from the HowStuffWorks content database translated from English to Portuguese, or (ii) originally created content.  The web site address is (http://hsw.com.br/).  We are in the development stage of our business strategy in Brazil as we continue to expand by (i) adding original proprietary digital content designed to meet the information needs of the Brazilian online community, (ii) expanding the amount of translated content from HowStuffWorks, and (iii) refining local marketing strategies.

In June 2008, we entered China’s online publishing market utilizing a combination of the contributed assets from HowStuffWorks with the benefit of INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses.  In September 2008, we announced an exclusive content partnership with World Book.  In 2009, World Book created thousands of original Chinese-language articles providing information on all branches of knowledge, including arts, sciences, history, technology, mathematics, sports, and recreation, exclusively for HSW International's Beijing-based website, BoWenWang (http://www.bowenwang.com.cn/).  At December 31, 2009, we had published approximately 11,000 articles.

In November 2008, we acquired DailyStrength, Inc. (“DailyStrength”), publisher of the health social networking website DailyStrength (http://www.DailyStrength.org).  DailyStrength was founded in 2006 by internet veterans with more than 20 years of experience conceiving, building, and running communities on the web, including Yahoo Mail, Yahoo Message Boards, Yahoo Groups, GeoCities, Facebook and more.  DailyStrength hosts more than 500 communities focused on issues such as weight loss, divorce, parenting and illnesses.  Users of the site both read and interact with high-quality, accurate reference information.  The site features health journals, discussion forums, virtual hugs, member-created groups, and treatment reviews plus unique content provided on a daily basis by physicians and other health professionals.

On October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare, Inc. (“Sharecare”).  Sharecare is a  venture among Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world's largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications' Chief of Global Digital Strategy; Sony Pictures Television; and HSWI.  Sharecare was founded to build a website that simplifies the search for health and wellness information by organizing all of the questions of health and providing multiple answers representing different points of view.  As a result of these transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for its own businesses.  Additionally, the Company issued a promissory note for $1 million to Sharecare, all of which has been offset by services the Company provided to Sharecare during 2009, and the note is now paid in full.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired DailyStrength.  We earned the majority of our revenue from the services agreement with Sharecare during 2009.

On February 3, 2010, the Board of Directors authorized a 10-for-1 reverse split of its authorized issued and outstanding common shares, effective for shareholders of record on February 10, 2010 (the “Reverse Split”).  The board of directors believes that the Reverse Split was appropriate in order to maintain continued listing of our common stock on the NASDAQ Global Market.  NASDAQ requires that if the closing bid price of shares of our common stock is less than $1.00 per share for 30 consecutive trading days, the closing bid price must be $1.00 per share or higher for a minimum of 10 consecutive trading days during the 180 calendar days following notification by NASDAQ.  Otherwise, NASDAQ would begin procedures to delist our common stock from trading on the NASDAQ Global Market.  The Reverse Split successfully resulted in our common stock achieving the level necessary to satisfy the $1.00 minimum bid continued listing requirement, and NASDAQ notified HSWI that we regained compliance with continued listing standards.  However, we cannot predict whether the market price of our common stock will remain equal to or in excess of $1.00 as the market price is determined by investors' trades, and may be affected by other factors in addition to the number of shares outstanding, such as our future performance and the overall performance of the stock markets.

The Reverse Split became effective upon filing a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on February 16, 2010.  Immediately after the stock split, HSW International had approximately 5,369,785 common shares outstanding.  Immediately prior to the Reverse Split the Company had approximately 53,698,292 shares of common stock outstanding.

Subsequent to the Reverse Split, the par value per share of the common stock remained unchanged at $0.001 per share.  As a result, on the effective date of the Reverse Split, the stated capital on the Company's consolidated balance sheet attributable to common stock was reduced and the additional paid-in capital account was increased by the amount by which the stated capital is reduced.  Per share net income or loss will be increased because there will be fewer shares of the Company's common stock outstanding.  The Company does not anticipate that there will be any impact to the results of our operations, including changes to the amount of stock-based compensation expense to be recognized in any period, as a result of the reverse stock split.  Additionally, employee and director share and option grants as well as associated exercise prices were adjusted in the same proportion as the Reverse Split.

Liquidity Considerations

The global financial downturn continues to have a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising have declined and our typical advertiser is spending less per order than in the prior year.  Also, our businesses in Brazil and China, which we launched in the past several years, are still in an early growth stage as the related websites continue to build towards a critical mass of traffic volume.  In consideration of projected market conditions and near-term revenue expectations, we implemented cost reductions at the end of our fourth quarter of 2008 and in 2009 to reduce headcount and better align our costs with our 2009 strategic initiatives which resulted in cost reductions.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our operational objectives of funding ongoing operations and continuing to make technological investments in our websites and their respective brands.

We expect to continue to expend significant resources in expanding and gaining market share for our internet platforms in Brazil and China, including additional investments to create or acquire content.  We currently do not have any material commitments for capital expenditures.  Our anticipated investments will be made in the respective markets based on our success and anticipated market conditions and trends.  We expect that most of these investments will be paid or under commitment before we begin to realize significant revenues.  Additionally, in the normal course of business, we continue to explore various business initiatives that may lead to additional sources of revenue and growth.  We believe that our current cash balance and the combination of our expected cash generated from future operations combined with recently implemented cost reduction measures will provide sufficient cash to fund operations for at least twelve months.  However, if cash on hand and generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we might implement further cost reduction strategies, or attempt to sell additional equity or obtain financing to fund further development and attain profitability.  There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

We expect that our recently announced service agreement with Sharecare will generate revenues for our company.  However, as Sharecare is a newly formed entity and the service agreement expires in June 2010, there can be no assurance that the amounts generated will be sufficient to cover our liquidity needs for the long-term.

2.  DISCONTINUED OPERATIONS – INTAC LEGACY BUSINESSES

Due to an increased focus of our management and resources on our primary Internet publishing business , a change of control in our majority ownership leading to further refinement in our strategies, and an under performance of the INTAC Legacy Businesses after the INTAC Merger, in early 2008 we decided to dispose of the INTAC Legacy Businesses.  The INTAC Legacy Businesses were comprised of two lines of business which were both unrelated to our core Internet platform businesses.

On February 15, 2008, we entered into a share purchase agreement to sell the INTAC Legacy Businesses.  On February 29, 2008, we completed the sale of the subsidiaries that comprised the INTAC Legacy Businesses.  These subsidiaries were sold to China Trend Holdings Ltd., a British Virgin Islands corporation that is owned by Wei Zhou, CEO, director and significant stockholder of INTAC prior to the INTAC Merger in October 2007.  Mr. Zhou was also on our board of directors from October 2007 to December 2007.  In accordance with the share purchase agreement with China Trend Holdings, we were to receive 500,000 of our common shares owned by Mr. Zhou.  In addition, as a condition to the February 29, 2008, INTAC Legacy Businesses disposition, the INTAC Legacy Businesses were to include $4.5 million in cash at closing.

At the February 29, 2008, INTAC Legacy Businesses disposition, we received 450,000 shares of our common stock from Mr. Zhou and accordingly, we funded the INTAC Legacy Businesses with $2.7 million in cash.  Mr. Zhou delivered an additional 50,000 shares of our common stock to us on March 26, 2008, and on March 31, 2008, we released another $1.6 million in cash to the INTAC Legacy Businesses ($1.8 million for the stock received net of an estimated $200,000 withheld for disposition expenses).  As of December 31, 2008, all of HSWI’s assets were in our core Internet businesses, and the sole asset we retained from the INTAC Merger is the Internet Licenses intangible we used to enter the Chinese markets in June 2008.

The disposition proceeds of 500,000 shares of our common stock, 450,000 at closing with an additional 50,000 shares delivered to us on March 26, 2008, were recorded to treasury stock at $36.80 per share based on a stock purchase agreement entered into on February 15, 2008, where we agreed to sell and two qualified institutional buyers agreed to purchase 500,000 shares of our common stock at a purchase price of $36.80 per share.

The results of discontinued operations for the years ended December 31, 2008, are as follows:

At Date of Disposition February 29, 2008
Cash and cash equivalents	$—
Trade accounts and other receivables	2,967
Prepaid expenses and other	1,451
Property and equipment	270
Intangible assets	8,627
Goodwill	6,540
Total assets disposed	19,855
Accrued liabilities and other	4,909
Deferred tax liabilities	1,514
Total liabilities disposed	6,423
Net assets disposed before cash transferred to disposed subsidiaries	13,432
Cash to be transferred to disposed subsidiaries	4,500
Net assets disposed	$17,932

Upon final disposition on February 29, 2008, proceeds received of $18.4 million of our common stock (including 500,000 shares received in March 2008) exceeded the net assets carrying value of $17.9 million by $0.5 million partially offset by our estimated disposition costs accrual of $0.1 million, resulting in a net recovery on disposition of $0.4 million in the quarter ended March 31, 2008.  The recovery primarily resulted from our operation of the disposed subsidiaries at a $0.5 million loss through the disposition date resulting in the carrying value of net assets and liabilities decreasing from normal activities such as depreciation and amortization, disbursements and cash receipts on accounts receivable.  We recorded this net recovery of $0.4 million on disposition in the Loss from Discontinued Operations that partially offset the discontinued operations operating loss of $0.5 million as presented in 2008.

3.  TRANSACTIONS WITH SHARECARE

On October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare, Inc.  (the "Sharecare Transactions"), which was established as a venture among: Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ Chief of Global Digital Strategy; and HSWI.  Sharecare was created to build a web-based platform that simplifies the search for health and wellness information by organizing a vast array of the questions of health and providing multiple answers from experts, organizations, publishers, and caregivers representing various points of view.

As a result of these transactions, the Company:
•	Entered into a subscription agreement for the purchase of 125,000 shares of common stock of Sharecare, representing 20% ownership of Sharecare at the time of purchase;
•	Sold substantially all of the assets of its DailyStrength subsidiary to Sharecare;
•	Agreed to provide management and website development services to Sharecare; and
•	Received a limited license to use the Sharecare web platform for HSWI's own businesses.

Additionally, the Company issued a promissory note for $1 million to Sharecare, all of which has been satisfied by services the Company provided to Sharecare during 2009.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired DailyStrength.

Upon the sale of DailyStrength to Sharecare, the Company recorded a gain of $404,094, representing the difference in the fair value of consideration received and the carrying amounts of DailyStrength.

The following table details the DailyStrength assets sold to Sharecare on October 30, 2009:

Property and equipment, net	$34,616
Intangibles, net	1,536,096
Goodwill	1,998,586
Total assets held for sale	$3,569,298

We account for our equity interest in Sharecare under the equity method of accounting.  Under this method, we record our proportionate share of Sharecare’s net income or loss based on the financial results of Sharecare.   As of December 31, 2009, HSWI owned approximately 19% of the outstanding common stock of Sharecare.

The difference between the carrying amount of our investment balance in Sharecare and our proportionate share of Sharecare's underlying net assets was approximately $3.8 million.  The difference will be characterized as goodwill and is subject to review in accordance with ASC 323 for an other than temporary decline in value.  We eliminated our portion of intercompany profit included in Sharecare's earnings as of December 31, 2009, which was approximately $71,000.  Our investment balance in Sharecare reflects the intercompany profit elimination.

As a result of the issuance of common stock by Sharecare to a third party investor in November 2009, we recorded a change in interest gain of $71,112, which is included in “Equity in loss of equity-method investment, net of tax” on the statement of operations.

During the year ended December 31, 2009, HSWI recorded revenue of approximately $1.9 million related to services performed under the Sharecare services agreement, a portion of which was used to settle our promissory note to Sharecare.

The following table shows select financial data including HSWI’s proportional share of net loss in Sharecare as reported under the equity method:

For the Period Ended December 31, 2009

Revenues	$63,729
Gross Profit	(165,549)
Loss from Operations	(4,336,494)
Net Loss	(4,329,761)
Loss in Equity Investment, net of tax	$(818,324)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements from continuing operations include the accounts of HSWI and our subsidiaries (1) HSW Brasil - Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, (4) BoWenWang Technology (Beijing) Limited Liability Company.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.  In the event of a change in ownership or degree of influence, any gain or loss resulting from an investee share issuance will be recorded in earnings.  Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.  Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.  The Company applies the guidelines set forth in Accounting Standards Codification (“ASC”) ASC 810 in evaluating whether it has interests in VIEs (variable interest entity) and in determining whether to consolidate any such entities.  All significant inter-company accounts and transactions between consolidated companies have been eliminated in consolidation.

We use qualitative analysis to determine whether or not we are the primary beneficiary of a VIE (variable interest entity).  We consider the rights and obligations conveyed by our implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether our variable interests will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both.  If we determine that our variable interests will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate.

We have determined that Bonet (Beijing) Technology Limited Liability Company is a variable interest entity as defined in the ASC 810, “Consolidation.”  We are the primary beneficiary of this entity and accordingly, we have consolidated the results of this entity along with our other subsidiaries.

We have determined that our interest in Sharecare is not a VIE.  Additionally, we are not the primary beneficiary of this entity.  Accordingly, we use the equity method to account for our investment in Sharecare.

Revenue Recognition Policies

Digital Online Publishing and Social Media Revenue
We generally recognize online publishing revenue as visitors are exposed to or react to advertisements on our website.  We generate revenue from advertising in the form of sponsored links and image ads.  This includes both pay-per-performance ads and paid-for-impression advertising.  In the pay-per-performance model, we earn revenue based on the number of clicks associated with such ads; in the paid-for-impression model (sponsorships), revenue is derived from the display of ads.

Web Platform Services
We recognize web platform services revenue at the time services related to the design, development, hosting, and related web services are performed.  We record revenue on a gross versus net basis as we bear the risk of loss related to the services performed, the majority of which relates to services performed by HSWI resources.  Our sole client related to the revenue is Sharecare, a related party.  We are able to recognize all of the revenue generated from this effort when the services have been provided since we meet the criteria set forth in Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition; namely, the fees we charge are fixed or determinable, we and our customers understand the specific nature and terms of the agreed-upon transactions and collectability is reasonably assured.

Cost of Revenues

Online Publishing
The online publishing cost of revenue represents the cost of translating and localizing content and acquiring original articles written by third parties.

Social Media
The social media cost of revenue represents the cost of acquiring original articles written by third parties.

Web Platform Services
The web platform services cost of revenue represents labor cost to design, develop, host, launch and operate the Sharecare websites through our direct activities and management of third party vendors.  Additionally, cost of revenue represents the cost of acquiring content written by third parties as well site hosting costs.

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivable.  At December 31, 2009, 99% of our cash was denominated in U.S. dollars, and 1% represented cash denominated in Brazilian Reais, Chinese Renminbi or Hong Kong dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.  Cash is subject to foreign currency fluctuations against the U.S. dollar.  Our risk in foreign currency is somewhat mitigated at this time as U.S. funds are transferred monthly to Brazil and China to fund that month’s operating activity.  If, however, the U.S. dollar is devalued significantly against the Brazilian Reais or the Chinese Renminbi, the cost to further develop our websites in Brazil and China could exceed our original estimates.

The majority of our accounts receivable balance as of December 31, 2009, is due from Sharecare.  We regularly evaluate the collectability of trade receivable balances based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If we determine that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount expected to be recovered.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  We maintain our cash in financial institutions we believe are of high credit quality and do not believe any undue risk is associated with our cash balances.  A large portion of the cash balance is maintained at one financial institution.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.  On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets and goodwill, useful lives of intangible assets and property and equipment, stock based compensation and income taxes, among other things.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Income Taxes

We account for taxes based on guidance in ASC 740.  We recognize income taxes under the asset and liability method.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As a result, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As a result, changes in our subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of operations.

We intend to classify interest and penalties arising from unrecognized income tax positions in the statement of operations as general and administrative expenses if they occur.  At December 31, 2009, and 2008, we had no accrued interest or penalties related to uncertain tax positions.  The tax years 2008, 2007, 2006 and 2005 are not or have not been under examination but remain open to examination under IRS statute.

The INTAC Merger and the stock transactions in October 2007, more fully discussed in Notes 1, 2, 3 and 11, created an ownership change that may limit our ability to utilize its net operating loss carry forward.

Stock Based Compensation

We measure stock-based compensation at the grant date based on the calculated fair value of the award.  We recognize the expense over the employee’s requisite service period, generally the vesting period of the award.  We estimate the fair value of stock options at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans.  Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate.  Further, the forfeiture rate impacts the amount of aggregate compensation.  These assumptions are subjective and generally require significant analysis and judgment to develop.

We do not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit).  We apply the “with and without” approach for utilization of tax attributes upon realization of net operating losses in the future.  This method allocates stock-based compensation benefits last among other tax benefits recognized.  In addition, we apply the “direct only” method of calculating the amount of windfalls or shortfalls.

Foreign Currency

The functional currency of our international subsidiaries is the local currency, Reais in Brazil, Renminbi in China or Hong Kong dollars.  The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses.  Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.  Net gains and losses resulting from foreign exchange transactions are recorded in selling, general and administrative expenses.  Both currency translation and transaction losses during 2009 and 2008 were not material to our consolidated financial statements.

Capitalized Transaction Costs

The Company complies with ASC 805, “Business Combinations,” which requires all internal costs associated with a merger to be expensed as incurred.  ASC 805 also requires companies to expense all incremental costs to outside consultants and other professionals directly associated with the merger.

Prior to fiscal year 2009, The Company applied the accounting guidance for business combinations which required all internal costs associated with a merger to be expensed as incurred.  The guidance also requires companies to capitalize and include in the purchase accounting all incremental costs to outside consultants and other professionals directly associated with the merger.

Purchase Price Allocations

From time to time, we enter into material business combinations.  In accordance to ASC 805, Business Combinations, the purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value.  Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal of tangible and intangible assets.  Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives.  Generally, we have, if necessary, up to one year from the date of acquisition to obtain all of the information that we have arranged to obtain and that is known to be obtainable to finalize the purchase price allocation.  Until that time, the purchase price allocation may remain subject to change based on final valuations of assets acquired and liabilities assumed and may be subject to material revision.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation.  We compute depreciation, which is recorded within operating expenses in the consolidated statements of operations, using the straight-line method over the estimated useful lives of the assets, generally one to three years for computer equipment and software and three to five years for building improvements and office equipment.  Costs represent the purchase price and any directly attributable costs of bringing the asset to working condition for its intended use.  Repairs and maintenance are expensed as incurred.  Betterments and capital improvements are capitalized and depreciated over the remaining useful life of the related asset.  We record gains or losses from disposal of property and equipment to operations.

Advertising Expenses

We expense advertising costs in the year in which they are incurred.  Advertising expense for each of the years ended December 31, 2009, and 2008 was approximately $45,000 and $200,000, respectively.

Commitments and Contingencies

We record liabilities for loss contingencies arising from claims, assessments and litigation and other sources when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  In the opinion of management, after consultation with legal counsel, there are no material claims, assessments and litigation against the Company as of December 31, 2009.

In connection with the Sharecare Transactions, the Company assigned to Sharecare, and Sharecare assumed, the contingent earnout liability of DailyStrength.  Under the terms of the agreements, Sharecare will pay any amounts incurred towards the earnout, up to its maximum amount of $3.5 million.

Impairment of Property and Equipment

Property and equipment is tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Such events include significant adverse changes in the business climate, the impact of significant customer losses, unanticipated current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life.  Recoverability of property and equipment is measured by a comparison of the carrying amounts to future net cash flows the assets are expected to generate.  For purposes of recognition and measurement of an impairment loss, property and equipment are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.  As of September 30, 2009, and in anticipation of the planned disposition of the DailyStrength assets, we performed an impairment analysis on our property and equipment in our social media reportable segment.  The results indicated no impairment charge was required.  Other than the sale of our DailyStrength assets, no other triggering events occurred at December 31, 2009, that would have caused the Company to believe that the fair value of its property and equipment had declined below its carrying value.

Impairment of Definite-Lived Intangible Assets

Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  We monitor our assets for potential impairment on an ongoing basis.  As of September 30, 2009, and in anticipation of the planned disposition of the DailyStrength assets, we performed an impairment analysis on our definite-lived intangible assets in our social media segment.  The results indicated no impairment charge was required.  In October 2009, we sold the definite-lived intangible assets from our social media segment to Sharecare.  No impairment test was necessary at December 31, 2009.

Goodwill and Indefinite-Lived Intangible Assets Impairment

Generally, we perform our annual assessment for impairment for goodwill and indefinite-lived intangible assets during the fourth quarter of the fiscal year, unless facts and circumstances require differently.  For goodwill, we determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model.  The Company tests its indefinite-lived intangible assets, which are licenses to operate in China, for impairment by utilizing discounted cash flow models to estimate their fair values.  Estimating the fair value of the reporting unit and our long-lived intangible assets involve uncertainties, because management is required to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy.  The variability of the factors that management uses to perform our impairment tests depend on a number of conditions, including uncertainty about future events and cash flows.  All such factors are interdependent and, therefore, do not change in isolation.  Accordingly, our accounting estimates may materially change from period to period due to changing market factors and other conditions.  Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value.  As of September 30, 2009, and in anticipation of the planned disposition of the DailyStrength assets, we performed an impairment analysis of our goodwill.  The results indicated no impairment charge was required.  We subsequently sold the DailyStrength assets to Sharecare and as of December 31, 2009, no goodwill remains and therefore no impairment test was necessary.  We performed an impairment test of our indefinite-lived intangible assets as of September 30, 2009, as a result of the planned disposition of the website trade names related to the Sharecare transaction.  The results indicated no impairment charge was required.  In October 2009, the website trade names were sold to Sharecare.  As a result our annual impairment test in the fourth quarter, we recorded indefinite-lived intangible asset impairment charges of $1.2 million during the year ended December 31, 2009, related to the licenses to operate in China.  See Note 8.

Taxes Collected from Customers

We present taxes collected from customers and remitted to governmental authorities on a net basis in cost of sales in the accompanying Consolidated Statements of Operations.

Net Loss per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share, which requires dual presentation of basic and diluted earnings or loss per share (“EPS”).

We compute basic loss per share by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  We calculate diluted loss per share by dividing net loss by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Our stock options and warrants were not included in the computation of diluted loss per share because their effects are anti-dilutive.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements.  This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

In November 2009, the FASB issued authoritative guidance that incorporates Amendments to FASB Interpretation No. 46(R) into the Accounting Standards Codification.  The new requirements are effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009 (January 1, 2010, for us).  The company is currently evaluating the impact the guidance will have on our consolidated financial statements.

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

In June 2009, the FASB issued authoritative guidance that revises the approach to determining the primary beneficiary of a variable interest entity, or VIE, to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE.  This guidance is effective for fiscal years beginning after November 15, 2009 (January 1, 2010, for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  We are currently evaluating the effect of adopting this guidance.

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

In June 2008, the FASB issued authoritative guidance that clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method.  This guidance is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for us) with early adoption prohibited.  The adoption of this pronouncement did not have an impact on net loss per share for any periods presented as share based awards do not contain rights as described in the guidance.

In February 2008, the FASB issued authoritative guidance that delayed the effective date for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until January 1, 2009.  This guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date.  This guidance also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date.  In addition, this guidance requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The adoption of this guidance, did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings.  This guidance is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

5.  ACQUISITION

In November 2008 the Company acquired DailyStrength, Inc., a comprehensive health-related social networking site, for $3.125 million before $167,000 of transaction related expenses.  The Company was contingently obligated to pay an amount of up to an additional $3.525 million based on the achievement of page view targets.  As described in Note 1, we sold substantially all of the assets of DailyStrength, Inc. in October 2009 to Sharecare.

Allocation of Purchase Price

The application of purchase accounting under ASC 805 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date.  The allocation process requires an analysis of customer relationships, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed.  In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flows; current replacement cost for similar capacity for certain fixed assets; and appropriate discount rates and growth rates.

Goodwill resulting from the DailyStrength acquisition was assigned to the DailyStrength reporting unit.  The goodwill and intangible assets acquired are not tax deductible.  The deferred tax liabilities related to finite-lived intangible assets will be reflected as a tax benefit in the consolidated statements of income in proportion to and over the amortization period of the related intangible assets.

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

Unaudited pro forma results of operations data for the year ended December 31, 2008, as if HSWI and DailyStrength had been combined as of January 1, 2008, follow.  The pro forma results include estimates and assumptions that management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

Unaudited Pro Forma Results of Operations
Year Ended December 31,
2008

Revenue	$773,921
Loss from continuing operations before other income
(expense) and income taxes	(26,107,006)
Net loss	(23,752,913)

Basic and diluted loss per share	(4.49)
Basic and diluted weighted average shares outstanding	5,294,152

6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2009, and 2008, prepaid expenses and other assets consisted of the following:

	Years Ended December 31,
	2009	2008

Prepaid content acquisition costs	$—	$800,000
Prepaid insurance	510,838	637,012
Deposits and other current assets	277,134	223,085
Total	$787,972	$1,660,097

7.  GOODWILL AND INTANGIBLE ASSETS

In accordance with ASC 350 and the planned sale of the DailyStrength assets, the Company performed an impairment analysis on the goodwill balance related to the DailyStrength business as of September 30, 2009.  In performing the impairment assessment, the Company estimated the fair value of its single reporting unit that had goodwill using the Income Approach (discounted cash flow analysis) — the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate.  The discount rate selected reflects the risks inherent in the projected cash flows.  The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the entity, and the discount rate.

Based upon the results of the impairment assessment the Company does not believe that its goodwill related to the DailyStrength reporting unit was impaired as of September 30, 2009.  In making the determination that goodwill was not impaired at September 30, 2009, the Company considered both qualitative and quantitative factors.

The following table presents a summary of the activity related to the carrying value of goodwill (figures in thousands):

	Years Ended December 31,
	2009	2008
Balance as of January 1:
Goodwill	$31,031	$28,951
Accumulated Losses	(29,058)	(22,518)
Net Balance	$1,973	$6,433

Goodwill acquired during the year
INTAC	—	107
DailyStrength	—	1,973

Goodwill write off due to disposition (see Note 2 and 3)	(1,973)	(6,540)
Accumulated losses	—	—
Balance as of December 31	$—	$1,973

Our Brazil operation has recorded indefinite-lived intangible assets of $16,429 and $16,429 as of December 31, 2009, and 2008, respectively, for website domain names.

Intangibles include the following as of December 31, 2009, and as of December 31, 2008:

		As of December 31, 2009
	Weighted
	Average
	Amortization		Accumulated
	Period (Years)	Gross	Amortization	Disposals	Adjustments	Net

Intangible assets subject to amortization:
Non-compete agreement	3	$353,700	$(98,250)	$(255,450)	$—	$—
Website features	7	151,574	(18,040)	(133,534)	—	—
Website content	6	117,152	(16,270)	(100,882)	—	—
Member relationships	11	63,000	(4,770)	(58,230)	—	—

Subtotal		685,426	(137,330)	(548,096)	—	—
Intangible assets not subject to amortization:
Website trade name		988,000	—	(988,000)	—	—
Licences related to China		2,150,000	—	—	(1,180,440)	969,560
Site domains		16,429	—	—	—	16,429

Subtotal		3,154,429	—	(988,000)	(1,180,440)	985,989

Total		$3,839,855	$(137,330)	$(1,536,096)	$(1,180,440)	$985,989

		As of December 31, 2008
	Weighted
	Average
	Amortization		Accumulated
	Period (Years)	Gross	Amortization	Disposals	Adjustments	Net

Intangible assets subject to amortization:
Non-compete agreement	3	$353,700	$(9,825)	$—	$—	$343,875
Website features	7	151,574	(1,804)	—	—	149,770
Website content	6	117,152	(1,627)	—	—	115,525
Member relationships	11	63,000	(477)	—	—	62,523

Subtotal		988,000	—	—	—	671,693
Intangible assets not subject to amortization:
Website trade name		988,000	—	—	—	988,000
Licences related to China		10,000,000	—	—	(7,850,000)	2,150,000
Site domains		16,429	—	—	—	16,429

Subtotal		11,004,429	—	—	(7,850,000)	3,154,429

Total		$11,689,855	$(13,733)	$—	$(7,850,000)	$3,826,122

See Note 3: Sale of DailyStrength Assets

8.  FAIR VALUE MEASUREMENTS ON A NONRECURRING BASIS

The Company applies the guidance in ASC 820 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.  In accordance with ASC 820, measurement of fair value incorporates nonperformance risk (i.e., the risk that an obligation will not be fulfilled).  In measuring fair value, the Company reflects the impact of its own credit risk on its liabilities, as well as any collateral.  The Company also considers the credit standing of its counterparties in measuring the fair value of its assets.

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;
•	Level 2 – Inputs, other than the quoted market prices included in Level 1, which are observable for the asset or liability, either directly or indirectly; and
•	Level 3 - Unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market data available.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The following tables present losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the year ended December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

					Total
					Gains
	Total	Level 1	Level 2	Level 3	/Losses

Licenses to operate in China	$969,560	$-	$-	$969,560	$(1,180,440)

As a result of our annual impairment test in the fourth quarter, we recorded indefinite-lived intangible asset impairment charges of $1.2 million during the year ended December 31, 2009, related to the licenses to operate in China.  We present the impairment charge related to the licenses to operate in China in “impairment loss” in our consolidated statement of operations.  The calculation of the fair value of the Company’s intangible asset was performed consistently with the annual test performed at December 31, 2008, with updated assumptions where appropriate.  The most significant change to the prior year valuation was a downward revision to projected cash flows due to declines in the Company’s projected sales in China from its previous projections.  The Company tests its indefinite-

lived intangible assets, which are licenses to operate in China, for impairment by utilizing discounted cash flow models to estimate their fair values.  These cash flow models involve several assumptions.  Changes in the Company’s assumptions could materially impact its fair value estimates.  Assumptions critical to its fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value; (ii) projected annual revenue growth rates used in the models; and (iii) projected long-term growth rates used in the derivation of terminal year values.  The valuation of our China licenses requires us to estimate the period of time a hypothetical market participant, which we define as an internet company wishing to establish a presence in China, would need to obtain our Chinese business licenses.  Other assumptions include estimates of projected capital expenditures, upfront costs incurred to obtain similar licenses, and working capital requirements.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.

 The following table presents the range of assumptions the Company used to derive its fair value estimates for the China reporting units during the impairment test conducted in the fourth quarter of 2009.

Assumptions
Weighted-average cost of capital	27.5%
Long-term growth rates	7.0%
Annual revenue growth rates	14.0-127.0%
Time required to obtain similar licenses	9 months

During the fourth quarter of 2008, the Company recorded an impairment charge related to the intangible asset for the licenses to operate in China intangible asset in the amount of $7.9 million due to stagnant growth internationally and other economic challenges affecting the advertising marketplace in China.  The China intangible asset balance is recorded under the corporate segment.

9.  PROPERTY AND EQUIPMENT, NET

As of December 31, 2009, and 2008, property and equipment consisted of the following:

	Years Ended December 31,
	2009	2008

Computer equipment	$512,696	$487,154
Furniture and fixtures	125,523	135,391
Software	258,616	234,927
Leasehold improvements	136,992	102,532
Total	1,038,827	960,004
Less accumulated depreciation	(543,521)	(232,693)
Property and equipment, net	$490,306	$727,311

Depreciation expense was $310,828 and $224,000 for the years ended December 31, 2009, and 2008, respectively.

Approximately 59%, 26% and 15% of our property and equipment, net, are in the U.S., China and Brazil, respectively.

10.  INCOME TAXES

The income tax benefit is comprised of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total	-	-
Deferred:
Federal	(335,920)	-
State	(57,600)	-
Foreign	(295,110)	(1,962,500)
Total	$(688,630)	$(1,962,500)

The provision for income taxes for the years ended December 31, 2009, and 2008 differs from the amount computed by applying the U.S. income tax rate of 34% to loss before taxes as follows:

	Years Ended December 31,
	2009	2008

Computed “expected” tax expense	$(4,273,768)	$(8,076,088)
Equity in loss of equity-method investment	278,150	—
Sharecare Stock Acquisition	759,531	—
State taxes, net of federal benefit	(1,241,698)	—
Change in valuation allowance	3,497,921	4,807,712
Tax effect of losses and rates in non-US jurisdictions	260,400	523,281
Tax effect of other permanent items	30,834	782,595
Total	$(688,630)	$(1,962,500)

Income from continuing operations before income taxes was comprised of the following:
	Years Ended December 31,
	2009	2008

Domestic	$(10,784,221)	$(20,497,981)
Foreign	(1,785,685)	(3,268,954)
Total	$(12,569,906)	$(23,766,935)

Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis and are reflected as current or non-current depending on the classification of the asset or liability generating the deferred tax.  The deferred tax provision for the periods shown represents the effect of changes in the amounts of temporary differences during those periods.

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$11,191,425	$7,794,786
Amortization	115,523	123,703
Depreciation of fixed assets	24,477	16,456

Deferred income and reserves	101,490	67,664
Stock-based compensation expense	8,852,793	7,344,630
Less: Valuation allowance	(19,081,594)	(15,108,498)
Total deferred tax assets	1,204,114	238,741

Deferred tax liabilities:
Acquired intangibles	(242,390)	(1,106,465)
Foreign exchange gain/loss	(6,360)	(5,696)
Differences related to stock basis in equity investment	(1,197,754)	—
Total deferred tax liability	(1,446,504)	(1,112,161)
Net deferred tax liability	$(242,390)	$(873,420)

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2009 and 2008:

	December 31,
	2009	2008

Balance at the beginning of period	$15,108,498	$10,417,228
Increase related to net operating loss and costs and expenses incurred in the current year	2,870,584	3,515,839
Change related to prior year true-ups	802,754	223,945
Acquisition of DailyStrength	—	1,108,654
Effect of Foreign Exchange Rate differences	299,758	(157,168)
Balance at end of period	$19,081,594	15,108,498

The net operating losses available at December 31, 2009, to offset future taxable income in the U.S. federal and state, Hong Kong, China and Brazil jurisdictions are $25,461,837, $22,252,872, $275,677, $1,727,921 and $7,243,008, respectively.  The income tax rates for Hong Kong, China and Brazil are 16.5%, 25% and 15%, respectively.  The net operating losses in the U.S. include losses in the amount of $3.9 million related to the purchase of DailyStrength.  The U.S. net operating losses are subject to certain rules under Internal Revenue Code Section 382 limiting their annual usage.  The federal net operating losses expire between the years 2024 and 2029.  The state net operating losses expire between the years 2016 and 2029.  The net operating losses generated in Hong Kong have no expiration date and carry forward indefinitely.  The net operating losses generated in China have a five year carryover period.  The net operating losses generated in Brazil have no expiration date and up to 30% of the net operating loss may be utilized each year.

In assessing the ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, we believe it is not more likely than not that we will realize the benefits of these deductible differences as of December 31, 2009. Therefore, a valuation allowance has been provided for substantially all the deferred tax assets.

Effective January 1, 2007, the Company adopted the authoritative guidance for accounting for uncertainty in income taxes.  As a result of applying these provisions, there is no liability for unrecognized tax benefits as of January 1, 2007.  We had no unrecognized tax benefits for the years ended December 31, 2009 and 2008.  We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations.  The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities with respect to net operating losses.  In significant foreign jurisdictions, the 2007 through 2008 tax years generally remain subject to examination by their respective tax authorities.

11.  STOCKHOLDERS’ EQUITY

Common Stock

As discussed in Note 1, on October 2, 2007, we completed the INTAC Merger and related transactions affecting our stockholders’ equity as follows:

•	We issued 2,294,072 and 2,294,072 shares of our stock to HowStuffWorks and to INTAC shareholders, respectively.
•	We recorded 300,000 shares of common stock as treasury shares valued at cost of $9 million.
•	We sold 342,465 shares of our common stock to investors for $22.5 million prior to expenses.
•
On February 4, 2008, we issued 268,946 additional shares to these investors pursuant to an adjustment mechanism provided for in their stock purchase agreement.  The stock purchase agreement with these investors requires shelf registration statements covering the resale of their shares.

We entered into a stock purchase agreement with investors who agreed to purchase shares of our common stock, conditioned upon the shares being publicly registered.  That registration was subsequently declared effective on January 14, 2008.  On January 31, 2008, we issued 157,934 shares of our stock in exchange for $5.8 million in cash before expenses and, on February 1, 2008, we sold our 300,000 treasury shares for $11 million in cash before expenses.

In February 2008 we completed the INTAC Legacy Businesses disposition.  In accordance with the share purchase agreement, we were to receive 500,000 of our common shares owned by Mr. Zhou and the INTAC Legacy Businesses were to include $4.5 million in cash.  At the February 29, 2008, disposition, we received only 450,000 of our shares and we only funded the INTAC Legacy Businesses with $2.7 million in cash (see Note 2).  Concurrently, we sold the 450,000 shares of common stock to two qualified institutional buyers for $16.6 million in cash before expenses.  Our stock purchase agreement with the investors allows them to request registration of resale of their stock within 180 days of the sale, if they are not able to sell their shares under Rule 144 at that time.

We received the additional 50,000 shares of our stock from Mr. Zhou on March 26, 2008, and released another $1.8 million in cash to the INTAC Legacy Businesses.  We sold the additional 50,000 shares to the institutional buyers for $1.8 million pursuant to the stock purchase agreement.

In February 2010, we effected a 10-for-1 reverse stock split of HSWI’s common stock (the “Reverse Split”).  As a result of the Reverse Split, each ten shares of HSWI’s common stock issued and outstanding at 5:00 p.m. on February 10, 2010, were automatically combined into one share of common stock.  Shareholders received cash in lieu of the issuance of any fractional shares.

Each share of our common stock entitles its holder to one voting right.

Stock Based Compensation

Under the 2006 Equity Incentive Plan adopted April 13, 2006 (the “Plan”), HSWI authorized 800,000 shares for grant as part of a long term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plan have been granted to our officers and employees with an exercise price equal to or more than the fair market value of the underlying shares on the date of grant.

On October 10, 2007, we granted stock options covering 73,000 shares, (the “2007 Grant”) at an exercise price of $71.00 per share.  Of the 73,000 shares subject to the options granted, 21,888 vested on the date of grant, 31,944 vested monthly over the period from the date of grant through August 23, 2009, 7,666 vested annually over two years ended August 23, 2009, 4,000 vest annually over the three years ending April 23, 2010, 5,000 vest annually over three years ending October 10, 2010, and 2,500 vest annually over three years ending November 19, 2010.

On March 10, 2008, we granted stock options covering 1,200 shares, at an exercise price of $42.60 per share.  These options vest annually over three years ending March 10, 2011.

On March 10, 2008, we granted 3,309 shares of restricted stock to four members of the Board of Directors.  The grant date fair value was $42.30 per share.  The restricted stock vested on December 31, 2008.

On May 28, 2008, we granted stock options covering 2,500 shares, at an exercise price of $38.00 per share.  These options vest annually over three years ending May 28, 2011.

On August 12, 2008, we granted stock options covering 12,500 shares, at an exercise price of $32.50 per share.  Of the 12,500 shares subject to the options granted, 3,340 vested on January 31, 2009, due to achievement of certain performance criteria, 6,660 shares subject to the options granted will not vest due to unattained performance criteria, and 2,500 vest annually over three years ending August 12, 2011.

On August 12, 2008, we granted 3,077 shares of restricted stock to six executives.  The grant date fair value was $32.50 per share.  Of the 3,076 shares of restricted stock, 1,027 vested on January 31, 2009, due to achievement of certain performance criteria and 2,049 shares of restricted stock will not vest due to unattained performance criteria.

On September 22, 2008, we granted stock options covering 35,000 shares, at an exercise price of $36.80 per share.  These options vested on May 31, 2009.

On November 26, 2008, we granted stock option covering 2,500 shares, at an exercise price of $3.70 per share.  Of the 2,500 shares subject to the options granted, 833 vested on the first anniversary of the grant date and the remaining shares vest monthly over the two years ending November 26, 2011.  The March 10, 2008, May 28, 2008, August 12, 2008, September 22, 2008, and November 26, 2008, stock option grants are collectively the “2008 Grants”.

On March 25, 2009, we granted 8,000 shares of restricted stock to members of our Board of Directors.  The grant date fair value was $1.80 per share.  The 8,000 shares vested on December 31, 2009.

On November 5, 2009, we granted stock options covering 63,500 shares at an exercise price of $3.90 per share.  These options vest three years from the grant date.

On November 20, 2009, we granted stock options covering 52,000 shares at an exercise price of $3.85 per share.  These options vest three years from the grant date.

The per share fair value of the stock options granted, estimated on the date of the grant, was a range of $2.50 to $22.00 for the 2008 Grants and $3.70 for the 2009 Grants, and $1.80 for the 2009 restricted stock grants.  We use the Black-Scholes options pricing model to value our options, using the assumptions in the following table.  Expected volatilities are based on the historical volatility of our stock and of similar entities.  The expected term of options represents the period of time that the options granted are expected to be outstanding.  Given limited historical evidence regarding the expected term of the options issued, we use the simplified method to calculate expected term.  The risk-free rate of periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is based on expected dividends to be paid over the term of the options.

	2009 Grants	2008 Grants
Expected volatility	147.5%	50% – 75%
Expected life in years	7	4.0 – 6.0
Dividend yield	—	—
Risk free interest rate	2.90 – 3.06%	2.22% – 3.32%

In accordance with ASC 718, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  Stock-based compensation expense for the years ended December 31, 2009, and 2008, were $1.8 million and $4.8 million, respectively.  Unrecognized compensation expense as of December 31, 2009, relating to non-vested stock options approximated $386,000 and is expected to be recognized through 2012.  At December 31, 2009, no options have been exercised under this plan.  Stock options have a maximum term of 10 years from the grant date.

A summary of stock option activity and related information as of December 31, 2009, and changes during the year then ended (as adjusted for the Reverse Split) is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contract	Intrinsic
Options	of options	price	term (yrs)	Value
Outstanding at January 1, 2009	710,345	$63.50	7.6	$250.00
Granted	106,480	3.90	9.8	—
Forfeited	(29,166)	—	—	—
Exercised	—	—	—	—
Total outstanding at December 31, 2009*	787,659	$55.60	7.1	$—
Options exercisable at December 31, 2009	721,893	$62.32	7.0	$—

*The intrinsic value of these outstanding options is $0.00 due to the exercise price of the options significantly exceeding the present market price of the shares.

The fair value of options vested during the years ended December 31, 2009, and 2008, were $2.4 million and $8.9 million, respectively.

As of December 31, 2009, no securities remain for future issuance under the 2006 Equity Incentive Plan.

Restricted Stock activity during the year ended December 31, 2009, is as follows.  A summary of restricted stock activity and related information as of December 31, 2009, and changes during the year then ended (as adjusted for the Reverse Split) is presented below:

		Weighted
		average
	Number	grant date
Shares	of shares	fair value
Unvested balance, December 31, 2008	3,077	$32.50
Granted	8,000	1.80
Vested	(9,028)	5.30
Forfeited	(2,049)	32.50
Total outstanding at December 31, 2009	—	$—

The total fair value of restricted stock vested during the year ended December 31, 2009, was $48,000.

As of December 31, 2009, there was no unrecognized compensation expense relating to non-vested restricted stock.

We assumed 50,000 INTAC stock options as part of the INTAC Merger and exchanged them for an equal amount of HSWI options.  All of these options were either already fully vested at the time of the merger or vested in full as a result of the INTAC Merger.  Therefore, the fair value of the assumed options was treated as part of the purchase price and no related expense was recorded (see Note 2).  The per share fair value of our stock options issued in exchange for all of INTAC’s options was estimated using the Black-Scholes options pricing model, resulting in a $0.40 to $3.90 fair value range per option (weighted average fair value options assumed is $3.30).  The fair value of each option grant was estimated on the date of grant using the following assumptions: underlying stock price of $1.95; no dividend yield; expected volatility of 50%; risk-free interest rate of 5.0%; and expected life of seven years.  Subsequent to the merger, 25,000 INTAC stock options expired.  The following table provides a summary of the stock option activity of the remaining options as of December 31, 2009:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contract	Intrinsic
Options	of options	price	term (yrs)	Value
Outstanding at January 1, 2009	25,000	$54.90	4.8	$—
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Total outstanding at December 31, 2009	25,000	$54.90	3.8	$—
Options exercisable at December 31, 2009	25,000	$54.90	3.8	$—

The aggregate intrinsic value in the above tables represents the total pre-tax intrinsic value (the difference between the HSWI closing stock price on the last trading date of the periods presented and the exercise price, multiplied by the number of options).  The amount of aggregate intrinsic value will change based on the fair market value of our stock.

In conjunction with the merger, simultaneously with the assumption of the INTAC stock options, we issued warrants to purchase 50,000 shares of our common stock to HowStuffWorks on the same terms as the INTAC stock options, with a provision that as the exchanged stock options are forfeited or expire, a similar amount of the warrants expire.  At December 31, 2009, there were 25,000 warrants outstanding.

12.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of our basic and diluted earnings per share computations:

	Years Ended December 31,
	2009	2008
Loss per share:
Loss from continuing operations	$(11,881,276)	$(21,804,435)
Loss from discontinued operations		(133,526)
Net loss	$(11,881,276)	$(21,937,961)

Weighted average shares outstanding	5,361,767	5,294,152

Basic and diluted loss per share
Loss from continuing operations	$(2.22)	$(4.12)
Loss from discontinued operations	—	(0.03)
Net loss	$(2.22)	$(4.15)

Weighted average shares outstanding	5,361,767	5,294,153

Dilutive stock options	—	—

Total common shares and dilutive securities	5,361,767	5,294,153

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.  The number of anti-dilutive weighted average shares outstanding excluded from the calculation above were 767,836 and 721,239 for the year ended December 31, 2009, and 2008 respectively.

13.  RELATED PARTY TRANSACTIONS

In August 2006, HSW Brazil entered into a 36-month services agreement with Administradora de Bens Capela (“Capela”), a Brazilian corporation, whereby Capela provided sales, business development, and operations personnel to our Brazilian subsidiary.  From time to time, Capela purchased advertising space on our Brazilian website ComoTudoFunctiona.  The revenue associated with these transactions is classified as “Sales to Affiliates” in the accompanying financial statements.  HSW Brazil recognized no revenue during 2009 and approximately $0.2 million of revenue from affiliates during 2008.

During 2008, the Company had amounts payable to China Trend Holdings Ltd., related to the INTAC Legacy Businesses disposition.  China Trend Holdings Ltd. is owned by Mr. Zhou, CEO, director and significant stockholder of INTAC prior to the INTAC Merger in October 2007.  Mr. Zhou was also on our board of directors from October 2007 to December 2007.  In accordance with the share purchase agreement, disposition expenses related to this transaction were to be split evenly between the Company and China Trend Holdings Ltd.  The Company withheld $200,000 of the purchase price to cover China Trend Holdings Ltd. estimated portion of disposition expenses.  As the Company paid disposition expenses, half of those costs reduced the advance from affiliate balance on the consolidated balance sheet.  As of December 31, 2008, the Company’s disposition payments offset the $200,000 withheld from China Trend Holdings Ltd., therefore, no amount is due China Trend Holdings Ltd.

On October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare a related party.  As a result of these transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for its own businesses.  Through the services agreement, HSWI continues to provide support services to the DailyStrength website.  Additionally, the Company issued a promissory note to Sharecare, all of which was offset by services the Company provided to Sharecare during 2009.  There was no outstanding balance on the note as of October 30, 2009.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired DailyStrength.  We entered into each of these transactions simultaneously.

Jeff Arnold, a member of HSWI’s Board of Directors, is the Chairman and Chief Architect and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., HSWI’s largest stockholder, is a significant stockholder of Sharecare.  Until December 17, 2009, Bruce Campbell, President of Digital Media and Business Development for Discovery Communications, was a member of HSWI's Board of Directors.  HSWI’s Board of Directors established a Special Committee on May 18, 2009, consisting of three independent directors without any interests in Sharecare to evaluate and recommend the terms of these transactions to the Board.  The Special Committee engaged a third party financial adviser to provide a fairness opinion on the totality of the transactions.  All terms recommended by the Special Committee were unanimously approved by the Board, with Mr. Arnold and Mr. Campbell abstaining from voting.

The Company’s revenue from Sharecare during fiscal year 2009 totaled approximately $1.9 million.  As of March 31, 2010, HSWI owned approximately 18% of the outstanding common stock of Sharecare.  The Company provides web platform services to Sharecare and Sharecare represented 93% of accounts receivable as of December 31, 2009.

As of December 31, 2009, the Company had outstanding payables due to affiliates of approximately $100,000 of which approximately $85,000 was due to Discovery and approximately $15,000 was due to Sharecare.

14.  SEGMENTS

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

The Company reported two operating segments for the first half of 2009: (1) social media; and (2) digital online publishing.  Our social media segment was comprised of our DailyStrength operations, which generated revenues from the advertisers based primarily in the United States.  We sold substantially all of the assets of the social media segment to a related party, Sharecare, on October 30, 2009.  Subsequently, we no longer recognize activity within that segment.  Our digital online publishing segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries.

In October 2009 the Company entered into a Letter Agreement for services with Sharecare pursuant to which the Company agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare websites through our direct activities and management of third party vendors.  The operating results for services performed under the Sharecare services agreement are included in the web platform services segment.

Revenue, operating loss and total assets regarding reportable segments are presented in the following tables:

	Digital Online	Social	Web Platform
	Publishing	Media	Services	Corporate	Total

Twelve Months Ended December 31, 2009
Revenue	$196,942	$194,458	$1,868,416	$—	$2,259,816

Operating (loss) income	$(1,784,960)	$(1,100,153)	$375,000	$(9,451,367)	$(11,961,480)
Interest income	129	—	—	50,386	50,515
Other income	(854)	160,000	—	(818,087)	(658,941)
Income tax benefit	—	393,520	—	295,110	688,630
(Loss) income from continuing operations	(1,785,685)	(546,633)	375,000	(9,923,958)	$(11,881,276)

	Digital Online	Social	Web Platform
	Publishing	Media	Services	Corporate	Total

Twelve Months Ended December 31, 2008
Revenue	$404,916	$52,090	$—	$—	$457,006

Operating (loss) income	$(3,269,594)	$(19,193)	$—	$(20,993,385)	$(24,282,172)
Interest income	639	—	—	514,599	515,238
Income tax benefit				1,962,500	1,962,500
(Loss) income from continuing operations	(3,268,955)	(19,193)	—	(18,516,286)	$(21,804,434)

	December 31,	December 31,
	2009	2008

Total assets:
Web platform services	$469,185	$—
Social media	19,751	3,732,855
Digital online publishing	563,363	731,371
Business segments	1,052,299	4,464,226
Corporate	14,853,610	21,845,427
Total assets	$15,905,909	$26,309,653

	December 31,	December 31,
	2009	2008

Total investment in unconsolidated entities:
Web platform services	$—	$—
Social media	—	—
Digital online publishing	—	—
Business segments	—	—
Corporate	4,405,304	—
Total investment in unconsolidated entities	$4,405,304	$—

	December 31,	December 31,
	2009	2008

Total equity in income of unconsolidated entities:
Web platform services	—	—
Social media	$—	$—
Digital online publishing	—	—
Business segments	—	—
Corporate	(818,087)	—
Total equity in income of unconsolidated entities	$(818,087)	$—

In the table below is a summary of select financial information by country in which the Company has operations.

	2009	2008
Revenues:
United States	$2,062,874	$52,090
Brazil	177,900	404,916
China	19,042	-
Total revenues	$2,259,816	$457,006

	2009	2008
Long-lived assets:
United States	$1,256,879	$4,078,907
Brazil	151,604	137,370
China	74,043	2,310,098
Total long-lived assets	$1,482,526	$6,526,375

15.  COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into operating leases for office space.  Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $466,861 and $444,933 for years ended December 31, 2009, and 2008, respectively.  We have not entered into any capital leases.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect at December 31, 2009:

Operating Lease Commitments

2010	$266,907
2011	168,769
2012	35,928
2013	—
2014	—
Thereafter	—
Total	$471,604

16.  SUBSEQUENT EVENTS

On February 3, 2010, the Board of Directors authorized a 10-for-1 reverse split of its authorized, issued and outstanding common shares (the “Reverse Split”), effective for shareholders of record on February 10, 2010.

The board authorized the Reverse Split with the intent of maintaining the Company's listing on the NASDAQ Global Market.  The Reverse Split was effective upon filing a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.  Immediately after the Reverse Split, HSW International had approximately 5,369,785 common shares outstanding.  Immediately prior to the Reverse Split, the Company had approximately 53,698,292 shares of common stock outstanding.

Subsequent to the Reverse Split, the par value per share of the common stock remained unchanged at $0.001 per share.  As a result, on the effective date of the Reverse Split, the stated capital on the Company's consolidated balance sheets attributable to common stock was reduced and the additional paid-in capital account was increased by the amount by which the stated capital is reduced.  Per share net income or loss will be increased because there are fewer shares of the Company's common stock outstanding.  The Company does not anticipate that any other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, will arise as a result of the Reverse Split.  Additionally, we adjusted employee and director share and option grants proportionately as well as the associated exercise prices.

On March 30, 2010, the Company entered into a 24-month sublease agreement with Sharecare, a related party, for rental of our Corporate headquarters in Atlanta, Georgia.  Effective March 1, 2010, aggregate rental payments under the sublease agreement total $487,890 over the next 24 months.  The lease provides an option to decrease rentable square footage that, if exercised, results in minimum rental payments due to Sharecare over the next 24 months of $243,945.

On March 30, 2010, the Company received a notice from the NASDAQ Stock Market indicating that it no longer complies with the requirements of NASDAQ Marketplace Rule 5450(b)(1)(C) for continued listing on The NASDAQ Global Market.  The rule requires that the publicly held shares of the Company, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more of the total shares outstanding, maintain a minimum market value of $5,000,000.

The Company has 180 calendar days, or until September 27, 2010, in which to regain compliance with the listing requirement by having the market value of its publicly held shares close at $5,000,000 or more for ten consecutive business days.  If the Company does not regain compliance prior to the expiration of the 180-day grace period, NASDAQ will provide written notice that the Company’s common stock is subject to delisting.  Alternatively, the Company may transfer its listing to The NASDAQ Capital Market, provided that it satisfies the requirements for continued listing on The NASDAQ Capital Market.

17.QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth our unaudited quarterly results of operations for the eight quarters ended December 31, 2009.

                                                                                                                                                                                                                        Three Months Ended

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Revenue	$126,330	$88,154	$91,067	$1,954,265
Operating expenses	(3,537,947)	(3,480,443)	(3,230,176)	(3,974,433)
Loss from operations	(3,411,617)	(3,392,289)	(3,139,109)	(2,020,168)
Other income (expense)	175,492	16,258	11,160	(810,481)
Deferred income tax benefit	—	—	393,520	295,110
Loss from discontinued operations	—	—	—	—
Net loss	$(3,236,125)	$(3,376,031)	$(2,734,429)	$(2,535,539)

Net loss per basic share	$(0.60)	$(0.63)	$(0.51)	$(0.47)

Basic weighted average
shares outstanding	5,361,486	5,361,829	5,361,829	5,361,916

                                                                                                                                                                           Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Revenue	$44,837	$127,989	$116,236	$167,944
Operating expenses	(4,899,539)	(4,536,560)	(4,274,198)	(11,028,882)
Loss from operations	(4,854,702)	(4,408,571)	(4,157,962)	(10,860,938)
Other income (expense)	91,907	165,352	150,454	107,525
Deferred income tax benefit	—	—	—	1,962,500
Loss from discontinued operations	(133,526)	—	—	—
Net loss	$(4,896,321)	$(4,243,219)	$(4,007,508)	$(8,790,913)

Net loss per basic share	$(0.96)	$(0.79)	$(0.75)	$(1.64)

Basic weighted average
shares outstanding	5,102,742	5,357,491	5,357,491	5,357,491

Our revenue increased from the third quarter to the fourth quarter in 2009 by 2,045% due to the services agreement entered into on October 30, 2009, with Sharecare to design, build and manage the web platform for the soon to be launched website(s).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including our Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

Submission Of Matters To A Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on December 17, 2009.

The following table shows the results of voting:

Matter Voted Upon	Shares Voted For	Authority Withheld
Election of Directors:
Jeffrey T. Arnold	32,907,178	6,600
Theodore P. Botts	32,913,778	—
Boland T. Jones	32,857,280	56,498
Arthur F. Kingsbury	32,913,778	—
Kai-Shing Tao	32,913,778	—
Scott V. Booth	32,913,778	—
Michael J. Cascone	32,908,678	5,100
Gregory M. Swayne	32,913,778	—

Matter Voted Upon	Shares Voted For	Shares Voted Against	Abstained	Broker Non-Votes
Approval of proposal to authorize the Board of Directors to implement, in its discretion, a reverse stock split of our outstanding shares of common stock	32,852,365	61,413	—	—
Ratification of PricewaterhouseCoopers LLP	32,890,765	22,888	—	—

NASDAQ Notice

On March 30, 2010, the Company received a notice from the NASDAQ Stock Market indicating that it no longer complies with the requirements of NASDAQ Marketplace Rule 5450(b)(1)(C) for continued listing on The NASDAQ Global Market.  The rule requires that the publicly held shares of the Company, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more of the total shares outstanding, maintain a minimum market value of $5,000,000.

The Company has 180 calendar days, or until September 27, 2010, in which to regain compliance with the listing requirement by having the market value of its publicly held shares close at $5,000,000 or more for ten consecutive business days.  If the Company does not regain compliance prior to the expiration of the 180-day grace period, NASDAQ will provide written notice that the Company’s common stock is subject to delisting.  Alternatively, the Company may transfer its listing to The NASDAQ Capital Market, provided that it satisfies the requirements for continued listing on The NASDAQ Capital Market.

HSW International directors Jeffrey T. Arnold and Boland T. Jones each notified the Company’s board of directors that they do not wish to stand for reelection as directors at the Company's next Annual Meeting of Stockholders.  Mr. Arnold notified the Company that he is not standing for reelection due to his new role as chairman and chief architect of Sharecare, a related party to the Company.  Neither Mr. Arnold nor Mr. Jones declined to stand for reelection as a result of any dispute, claim or issue with the Company.  The board of directors of HSW International does not intend to nominate any additional directors to fill these seats at the next Annual Meeting, and intends to commence the board’s next term with six directors.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to Item 10 is incorporated herein by reference to the information to be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission not later than April 30, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

The response to Item 11 is incorporated herein by reference to the information to be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission not later than April 30, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to Item 12 is incorporated herein by reference to the information to be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission not later than April 30, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to Item 13 is incorporated herein by reference to the information to be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission not later than April 30, 2010.

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

The following table summarizes the aggregate fees billed for professional services rendered to HSWI by PricewaterhouseCoopers LLP in 2009 and Grant Thornton LLP in 2008.  A description of these various fees and services follows the table.

	2009	2008
Audit Fees	$281,794	$299,531
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$281,794	$299,531

Audit Fees

The aggregate fees billed to us by PricewaterhouseCoopers LLP and Grant Thornton LLP in connection with the annual audit, for the reviews of HSWI’s financial statements included in the quarterly reports on Form 10-Q, and for other services normally provided in connection with statutory and regulatory filings, were approximately $281,794 for 2009 and $299,531 for 2008.

Audit-Related Fees

Grant Thornton LLP did not provide audit-related services for 2008 nor did PricewaterhouseCoopers LLP provide audit-related services in 2009.

Tax Fees

Grant Thornton LLP did not provide tax related services for 2008 nor did PricewaterhouseCoopers LLP provide tax related services for 2009.

All Other Fees

We did not engage PricewaterhouseCoopers LLP or Grant Thornton LLP for any services other than those listed above during 2009 or 2008.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2009 and 2008:

Schedule II
HSW International, Inc.
Valuation & Qualifying Accounts

		Additions
	Balance at	charged
	beginning	to costs and		Balance at
Classification	of year	expenses	Deductions	end of year

Allowance for doubtful accounts:

2009	$15,343		15,343	$—

2008	$—	15,343	—	$15,343

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a)(3) The exhibits to this report are listed on the Index to Exhibits following the signature pages of this report.

(b) Exhibits.

See the Exhibit Index following the signature pages of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of April 2010.

HSW INTERNATIONAL, INC.

By:	/s/ Gregory M. Swayne
Gregory M. Swayne
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 15th day of April 2010.

Name	Title

/s/ Gregory M. Swayne	Chief Executive Officer and Director
Gregory M. Swayne	(Principal Executive Officer)

/s/ Shawn G. Meredith	Chief Financial Officer
Shawn G. Meredith	(Principal Financial and Accounting Officer)

Jeffrey T. Arnold	Director

/s/ Scott V. Booth	Director
Scott Booth

/s/ Theodore P. Botts	Director
Theodore P. Botts

/s/ Michael J. Cascone	Director
Michael Cascone

/s/ Boland T. Jones	Director
Boland T. Jones

/s/ Arthur F. Kingsbury	Director
Arthur F. Kingsbury

/s/ Kai-Shing Tao	Director
Kai-Shing Tao

(b)  Exhibits.

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

2.1	Agreement and Plan of Merger, dated as of April 20, 2006, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-4/A	07/10/07	Annex A

2.2	First Amendment to Agreement and Plan of Merger, dated January 29, 2007, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-4/A	07/10/07	Annex B

2.3	Second Amendment to Agreement and Plan of Merger, dated August 23, 2007, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-1/A	01/14/08	2.3

2.4	Share Purchase Agreement among INTAC International, Inc., China Trend Holdings Ltd. and Wei Zhou, dated February 15, 2008	8-K	2/20/08	2.4

2.5	Agreement and Plan of Merger dated as of November 26, 2008, by and among HSW International, Inc., DS Newco, Inc., DailyStrength, Inc. and Douglas J. Hirsch	8-K	12/03/08	10.25

2.6 (1)	Asset Purchase Agreement by and among HSW International, Inc., DailyStrength, Inc., DS Acquisition, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/09	10.28

3.1	Amended and Restated Certificate of Incorporation of HSW International, Inc., as amended				X

3.2	Second Amended and Restated Bylaws of HSW International, Inc.	8-K	12/18/07	3.2

4.1	Specimen certificate of common stock of HSW International, Inc.	S-4/A	07/10/07	4.1

4.2	HSW International 2006 Equity Incentive Plan	S-8	11/05/07	4.2

4.3	Registration Rights Agreement among HSW International, Inc., HowStuffWorks, Inc. and Wei Zhou dated as of October 2, 2007	8-K	10/09/07	10.6

4.4	Registration Rights Agreement among HSW International, Inc. and American investors dated as of October 2, 2007	8-K	10/09/07	10.5

4.5**	Affiliate Registration Rights Agreement dated as of October 2, 2007	8-K	10/09/07	10.7

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.1	Amended and Restated Stockholders Agreement, dated as of January 29, 2007, among HowStuffWorks, Inc., HSW International, Inc. and Wei Zhou	S-4/A	07/10/07	Annex H

10.2	First Amendment to Amended and Restated Stockholders Agreement, dated as of December 17, 2007, among HowStuffWorks, Inc., HSW International and Wei Zhou	S-1/A	01/14/08	10.2

10.3	Contribution Agreement (PRC Territories) between HowStuffWorks, Inc. and HSW International, Inc., dated as of October 2, 2007	8-K	10/09/07	10.2

10.4	Contribution Agreement (Brazil) between HowStuffWorks, Inc. and HSW International, Inc. dated as of October 2, 2007	8-K	10/09/07	10.1

10.5	Update Agreement between HowStuffWorks, Inc. and HSW International, Inc. dated as of October 2, 2007	8-K	10/09/07	10.4

10.6	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and Ashford Capital Management, Inc.	S-4/A	07/10/07	Annex I-a

10.7	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and Ashford Capital Partners, L.P.	S-1/A	01/14/08	10.7

10.8	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and Harvest 2004, LLC	S-4/A	07/10/07	Annex I-b

10.9	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and Harvest 2004, LLC	S-1/A	01/14/08	10.9

10.10	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and the Purchasers named therein	S-4/A	07/10/07	Annex I-c

10.11	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and the Purchasers named therein	S-1/A	01/14/08	10.11

10.12	Stock Purchase Agreement dated April 20, 2006 between HSW International and DWS Finanz-Service GmbH	S-4/A	07/10/07	Annex K

10.13	First Amendment to Stock Purchase Agreement dated January 29, 2007 between HSW International and DWS Finanz-Service GmbH	S-4/A	07/10/07	Annex L

10.14**	Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International and Jeffrey T. Arnold	S-4	03/14/07	10.11

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.14.1**	Amendment No. 1 to the Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International and Jeffrey T. Arnold	8-K	9/23/08	10.14

10.15	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. related to certain rights in India and Russia dated as of December 17, 2007	S-1/A	01/14/08	10.15

10.16	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. related to certain trademark rights dated as of December 17, 2007	S-1/A	01/14/08	10.16

10.17**	Employment Agreement dated October 16, 2001 between INTAC International, Inc. and Wei Zhou (filed by INTAC International, Inc., Commission File No 000-32621)	8-K	10/30/01	10.5

10.18
Share Purchase Agreement, dated January 29, 2007, among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou
		S-4/A	07/10/07	Annex R

10.19	First Amendment to Share Purchase Agreement dated as of August 23, 2007 among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou	S-1/A	01/14/08	10.19

10.20	Termination Agreement by and between HSW International, Inc. and HowStuffWorks, Inc., dated as of December 17, 2007	S-1/A	01/14/08	10.20

10.21	Stock Purchase Agreement between HSW International, Inc. and the investors named therein, dated February 15, 2008	8-K	2/20/08	10.21

10.22**	Separation Agreement with J. David Darnell dated May 13, 2008	10-Q	5/15/08	10.22

10.23†**	2008 Executive Compensation Plan	8-K/A	1/16/09	10.23

10.24†	Content License Agreement dated September 17, 2008 between HSW International, Inc. and World Book, Inc. and Amendment	10-Q	11/14/08	10.24

10.25	Form of Director and Officer Indemnification Agreement	8-K	1/16/09	10.1

10.26**	Letter Agreement by and between HSW International, Inc. and Gregory Swayne dated September 28, 2009	10-Q	11/16/09	10.26

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith
10.27**	Confidential Separation and Release Agreement dated as of September 28, 2009, by and between HSW International, Inc. and Henry Adorno	10-Q	11/16/09	10.27

10.29	Subscription Agreement by and between HSW International, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/09	10.29

10.30	Secured Promissory Note issued by HSW International, Inc. to Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/09	10.30

10.31†	Letter Agreement for Services Agreement by and between HSW International, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q/A	1/22/10	10.31

10.31.1	First Amendment to the Letter Agreement for Services by and between Sharecare, Inc. and HSW International, Inc. dated December 30, 2009	8-K	1/7/10	10.31.1

10.32	License Agreement dated as of October 30, 2009, by and among HSW International, Inc., Sharecare Inc. ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC	10-Q/A	1/22/10	10.31

10.33	Sublease Agreement by and between HSW International, Inc. and Sharecare, Inc. dated as of March 30, 2010	8-K	4/5/10	10.33

14.1	HSW International, Inc. Amended and Restated Code of Business Conduct and Ethics	8-K	4/18/08	14.1

21.1	Subsidiaries				X

23.2.1	Consent of PricewaterhouseCoopers LLP

23.2.2	Consent of Grant Thornton, LLP				X

31.1	Certification by the Principal Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended				X

31.2	Certification by the Principal Financial and Accounting Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended				X

32*
Certification by the Principal Executive Officer and Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________________________________________

(1) Schedules and exhibits have been omitted from the exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit.  Copies will be provided to the Commission upon request.

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

**Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

Exhibit 23.2.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-127149) of HSW International, Inc. of our report dated April 15, 2010 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

April 15, 2010

Exhibit 23.2.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in this Annual Report on Form 10-K for the year ended December 31, 2008, of our reports dated March 25, 2009 (except for the 10-for-1 reverse split of issued and outstanding common shares discussed in Note 16, as to which the date is April 15, 2010), with respect to the financial statements and schedule, appearing in the Registration Statement on Form S-8 (File No. 333-127149), effective November 5, 2007, of HSW International, Inc. and subsidiaries filed with the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933.

/s/ GRANT THORNTON LLP

Atlanta, GA

April 15, 2010

Exhibit 31.1

Certification pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Gregory M. Swayne, certify that:

1.	I have reviewed this Annual Report on Form 10-K of HSW International, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 15, 2010

/s/ Gregory M. Swayne
Gregory M. Swayne
Chief Executive Officer

A signed original of this written statement required by Section 302, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 302, has been provided to HSW International and will be retained by HSW International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 31.2

Certification pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Shawn G. Meredith, certify that:

1.	I have reviewed this Annual Report on Form 10-K of HSW International, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 15, 2010

/s/ Shawn G. Meredith
Shawn G. Meredith
Chief Financial Officer

A signed original of this written statement required by Section 302, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 302, has been provided to HSW International and will be retained by HSW International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32

Certification pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, each of the undersigned officers of HSW International, Inc. (the “Company”) hereby certifies that the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the period presented in the Report.

April 15, 2010		April 15, 2010

By:	/s/ Gregory M. Swayne	By:	/s/ Shawn G. Meredith
Gregory M. Swayne		Shawn G. Meredith
Chief Executive Officer		Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.  This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (“Exchange Act”) or otherwise subject to liability under that section.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act except to the extent this Exhibit 32 is expressly and specifically incorporated by reference in any such filing.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to HSW International, Inc. and will be retained by HSW International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.