Form 10-Q
period 2010-05-14
HSW International, Inc.
filed 2010-05-14
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐  No ☒

At May 14, 2010, the number of common shares outstanding was 5,368,355.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(expressed in U.S. Dollars)

	March 31,	December 31,
	2010	2009

Assets

Current assets
Cash and cash equivalents	$7,496,894	$8,724,546
Trade accounts receivable, net	14,545	36,377
Trade accounts receivable due from affiliates	417,758	469,185
Prepaid expenses and other current assets	668,183	787,972
Total current assets	8,597,380	10,018,080

Property and equipment, net	419,533	490,306
Investment in unconsolidated affiliate	4,327,811	4,405,304
Licenses to operate in China	969,560	969,560
Intangibles, net	16,429	16,429
Total assets	$14,330,713	$15,899,679

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$367,717	$410,966
Advances from shareholder	85,296	85,296
Accrued expenses and other current liabilities	612,110	744,487
Total current liabilities	1,065,123	1,240,749

Deferred tax liability	242,390	242,390

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 20,000,000 shares authorized, 5,369,785
issued and outstanding at March 31, 2010 and December 31, 2009, (a)	5,369	5,369
Additional paid-in-capital	100,474,340	100,435,372
Accumulated other comprehensive income	34,565	40,100
Accumulated deficit	(87,491,074)	(86,064,301)
Total stockholders’ equity	13,023,200	14,416,540
Total liabilities and stockholders’ equity	$14,330,713	$15,899,679

(a)	All outstanding share amounts reflect HSWI’s February 2010 10-for-1 reverse stock split. See Note 1, “Description of Business”.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(expressed in U.S. Dollars)

	Three Months Ended March 31,
	2010	2009

Operating revenue
Web platform services from affiliates	$1,346,630	$—
Social media	—	79,607
Digital online publishing	27,481	46,723
Total revenue	1,374,111	126,330

Cost of services	1,149,304	388,528

Gross margin	224,807	(262,198)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $38,968 and $704,706 for
the three months ended March 31, 2010 and 2009,
respectively)	1,503,975	3,033,631
Depreciation and amortization	75,382	115,788
Total operating expenses	1,579,357	3,149,419

Operating loss	(1,354,550)	(3,411,617)

Other income
Interest income	5,271	15,492
Other income	—	160,000
Total other income	5,271	175,492

Loss from operations before income taxes and equity in loss of equity
method investment	(1,349,279)	(3,236,125)

Equity in loss of equity-method investment, net of taxes	(77,494)	—

Net loss	$(1,426,773)	$(3,236,125)

Net loss per share (a)
Net loss per share, basic and diluted	$(0.27)	$(0.60)

Basic and diluted weighted average shares outstanding (a)	5,369,829	5,361,486

(a)	All outstanding share amounts reflect HSWI’s February 2010 10-for-1 reverse stock split. See Note 1, “Description of Business”.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(expressed in U.S. Dollars)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net cash used in operating activities	$(1,217,512)	$(1,943,055)
Cash used in operating activities	(1,217,512)	(1,943,055)

Cash flows from investing activities:
Purchases of property and equipment	(4,608)	(28,417)
Cash used in investing activities	(4,608)	(28,417)

Cash flows from financing activities:	—	—
Cash provided by financing activities	—	—

Net change in cash and cash equivalents:	(1,222,120)	(1,971,472)
Impact of foreign currency translation on cash	(5,532)	3,414
Cash and cash equivalents at beginning of period	8,724,546	18,020,159
Cash and cash equivalents at end of period	$7,496,894	$16,052,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

Overview

HSW International, Inc. (“HSWI” or the "Company") is an online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s digital economies with locally relevant, high quality information, and provides web platform services that support traditional web publishing combined with social media.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSW International is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery Communications, Inc.’s HowStuffWorks.com, and in China for the digital publication of translated content from World Book, Inc. (“World Book”), publisher of World Book Encyclopedia.  Our co-founding and continuing development of Sharecare, Inc. (“Sharecare”) will create a highly searchable social Q&A healthcare platform organizing and answering the questions of health, in partnership with Harpo Productions, Sony Pictures Television, Discovery Communications, Jeff Arnold, and Dr. Mehmet Oz.  We generate revenue primarily through the sale of online advertising on our websites and through service fees charged to clients for web platform development and operation services.  We were incorporated in Delaware in March 2006.  Our headquarters are located at 3280 Peachtree Road, Suite 600, Atlanta, Georgia 30305.

Liquidity Considerations
The global financial downturn had a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising internationally have declined and our typical advertiser is spending less per order than in the prior year.  Also, our businesses in Brazil and China, which we launched within the past three years, are still in a growth stage as we continue to focus on building towards a critical mass of traffic volume.  In consideration of projected market conditions and near-term revenue expectations, we implemented cost reductions in 2009 to reduce headcount and better align our costs with our 2009 strategic initiatives.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our operational objectives of funding ongoing operations and continuing to make technological investments in our websites and their respective brands.

We expect to continue to invest in expanding and gaining market share for our internet platforms in Brazil and China, including additional investments to create or acquire content.  We currently do not have any material commitments for capital expenditures.  Our anticipated investments will be made in the respective markets based on our success and anticipated market conditions and trends.  We expect that most of these investments will be paid or under commitment before we begin to realize significant revenues.  Additionally, in the normal course of business, we continue to explore various business initiatives that may lead to additional sources of revenue and growth.  We believe that our current cash balance and the combination of our expected cash generated from future operations combined with recently implemented cost reduction measures will provide sufficient cash to fund operations for at least twelve months.  However, if cash on hand and generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we might implement further cost reduction strategies, or attempt to sell additional equity or obtain financing to fund further development and attain profitability.  There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

We expect that our recently announced service agreement with Sharecare will continue to generate revenues for our company.  However, as Sharecare is a newly formed entity and the service agreement expires in June 2010, there can be no assurance that the amounts generated will be sufficient to cover our liquidity needs for the long-term.

Reverse Split
On February 3, 2010, the Board of Directors authorized a 10-for-1 reverse split of its authorized, issued and outstanding common shares, effective for shareholders of record on February 10, 2010 (the “Reverse Split”).  The board of directors believed that the Reverse Split was appropriate in order to maintain continued listing of our common stock on the NASDAQ Global Market.  NASDAQ requires that if the closing bid price of shares of our common stock is less than $1.00 per share for 30 consecutive trading days, the closing bid price must be $1.00 per share or higher for a minimum of 10 consecutive trading days during the 180 calendar days following notification by NASDAQ.  Otherwise, NASDAQ would have begun procedures to delist our common stock from trading on the NASDAQ Global Market.  The Reverse Split successfully resulted in our common stock achieving the level necessary to satisfy the $1.00 minimum bid continued listing requirement, and NASDAQ notified HSWI that we regained compliance with continued listing standards.  However, we cannot predict whether the market price of our common stock will remain equal to or in excess of $1.00 because the market price is determined by investors' trades and can be affected by other factors in addition to the number of shares outstanding, such as our future performance and the overall performance of the stock markets.

The Reverse Split became effective upon filing a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on February 16, 2010.  Immediately after the stock split, HSW International had approximately 5,369,785 common shares outstanding.  Immediately prior to the Reverse Split the Company had approximately 53,698,292 shares of common stock outstanding.  Subsequent to the Reverse Split, the par value per share of the common stock remained unchanged at $0.001 per share.  As a result, on the effective date of the Reverse Split, the stated capital on the Company's consolidated balance sheet attributable to common stock was reduced and the additional paid-in capital account was increased by the amount by which the stated capital was reduced.  Per share net income or loss will be increased because there will be fewer shares of the Company's common stock outstanding.  The Company does not anticipate that there will be any impact to the results of our operations, including changes to the amount of stock-based compensation expense to be recognized in any period, as a result of the Reverse Split.  Additionally, employee and director share and option grants as well as associated exercise prices were adjusted in the same proportion as the Reverse Split.

In March 2010, the Company received a notice from The NASDAQ Stock Market indicating that it no longer complied with the requirements of NASDAQ Marketplace Rule 5450(b)(1)(C) for continued listing on The NASDAQ Global Market.  The rule requires that the publicly held shares of the Company, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more of the total shares outstanding, maintain a minimum market value of $5,000,000.  The Company has 180 calendar days, or until September 27, 2010, in which to regain compliance with the listing requirement by having the market value of its publicly held shares close at $5,000,000 or more for ten consecutive business days.  As of May 14, 2010, our market value of publicly held shares outstanding was approximately $4.8 million.  If the Company does not regain compliance prior to the expiration of the 180-day grace period, NASDAQ will provide written notice that the Company’s common stock is subject to delisting.  Alternatively, the Company may transfer its listing to The NASDAQ Capital Market, provided that it satisfies the requirements for continued listing on The NASDAQ Capital Market.  If the bid price for our shares of common stock falls below $1.00 again, if the market value of our publicly held shares remains below $5,000,000, or if we do not meet other continued listing requirements of NASDAQ, our common stock may be delisted.

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

Equity investments in which we exercise significant influence but do not control and for which we are not the primary beneficiary are accounted for using the equity method.  In the event of a change in ownership or degree of influence, any gain or loss resulting from an investee share issuance will be recorded in earnings.  Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.  Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.  The Company applies the guidelines set forth in Accounting Standards Codification (“ASC”) 810 in evaluating whether it has interests in variable interest entity, or VIEs, and in determining whether to consolidate any such entities.  All significant inter-company accounts and transactions between consolidated companies have been eliminated in consolidation.

We use qualitative analysis to determine whether or not we are the primary beneficiary of a VIE.  We consider the rights and obligations conveyed by our implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether our variable interests will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both.  If we determine that our variable interests will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate.

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

The accompanying interim condensed consolidated financial statements for the three months ended March 31, 2010, and 2009 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2010, are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2010. You should read the unaudited condensed consolidated financial statements in conjunction with Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as with HSWI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that expands the required disclosures about fair value measurements.  This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

We account for our equity interest in Sharecare under the equity method of accounting, as we exercise significant influence over Sharecare due to our seat on the Sharecare board of directors and also due to our involvement in the development of the Sharecare website.  Under this method, we record our proportionate share of Sharecare’s net income or loss based on the financial results of Sharecare.  As of March 31, 2010, HSWI owned approximately 18% of the outstanding common stock of Sharecare.

The difference between the carrying amount of our investment balance in Sharecare and our proportionate share of Sharecare's underlying net assets was approximately $2.7 million as of March 31, 2010.  The difference is characterized as goodwill and is subject to review in accordance with ASC 323 for an other than temporary decline in value.  We eliminated our portion of intercompany profit included in Sharecare’s earnings as of March 31, 2010, which was approximately $40,000.  Our investment balance in Sharecare reflects the intercompany profit elimination.

As a result of the issuance of common stock by Sharecare to a third party investor (Sony) in January 2010, we recorded a change in interest gain of $211,250, which is included in “Equity in loss of equity-method investment, net of tax” on the statement of operations.

For the three months ended March 31, 2010, the Company recorded an adjustment to non-cash equity in loss of equity-method investment of approximately $0.1 million to correct our investment in unconsolidated affiliate balance.  The company determined this out-of-period adjustment is not material to the condensed consolidated financial statements for the three month period ended March 31, 2010, forecasted annual results for the fiscal 2010 or any prior period financial statements.

During the quarter ended March 31, 2010, HSWI recorded revenue of approximately $1.3 million related to services performed under the Sharecare services agreement.

The following table shows select financial data including HSWI’s proportional share of net loss in Sharecare as reported under the equity method:

For the Period Ended March 31, 2010
Revenues	$474,104
Gross profit	274,458
Loss from operations	(1,995,897)
Net loss	(1,986,211)
Proportional share of investee loss	$(358,256)

4.  SEGMENTS

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

Revenue, operating loss and total assets regarding reportable segments are presented in the following tables:

	Digital Online	Social	Web Platform
	Publishing	Media	Services	Corporate	Total

Three Months Ended March 31, 2010
Revenue	$27,481	—	$1,346,630	$—	$1,374,111

Operating (loss) income	(322,665)	—	225,000	(1,256,885)	(1,354,550)
Interest income	—	—	—	5,271	5,271
Other income	—	—	—	(77,494)	(77,494)
Income tax benefit	—	—	—	—	—
(Loss)income from operations	$(322,665)	—	$225,000	$(1,329,108)	$(1,426,773)

	Digital Online	Social	Web Platform
	Publishing	Media	Services	Corporate	Total

Three Months Ended March 31, 2009
Revenue	$46,723	$79,607	—	$—	$126,330

Other income	—	160,000	—	—	160,000
Operating (loss) income	(473,328)	(320,652)	—	(2,617,637)	(3,411,617)
Interest income	—	—	—	15,492	15,492
Income tax benefit	—	—	—	—	—
(Loss)income from operations	$(473,328)	$(160,652)	—	$(2,602,145)	$(3,236,125)

	March 31,	December 31,
	2010	2009

Total assets:
Web platform services	$417,758	$469,185
Social media	—	19,751
Digital online publishing	520,931	557,648
Business segments	938,689	1,046,584
Corporate	13,392,024	14,853,095
Total assets	$14,330,713	$15,899,679

5.  STOCKHOLDERS’ EQUITY

Common Stock

In February 2010, we effected a 10-for-1 reverse stock split of HSWI’s common stock (the “Reverse Split”).  As a result of the Reverse Split, each ten shares of HSWI’s common stock issued and outstanding at 5:00 p.m. on February 10, 2010, were automatically combined into one share of common stock.  Shareholders received cash in lieu of the issuance of any fractional shares

Each share of our common stock entitles its holder to one voting right.

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

In accordance with current authoritative guidance, we measure stock-based compensation cost at the grant date based on the fair value of the award, and recognize it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was approximately $39,000 and $705,000, respectively.  As of March 31, 2010, unrecognized compensation expense relating to non-vested stock options approximated $343,000 which we expect to recognize through November 2011.  During the three months ended March 31, 2010, no options were granted, forfeited, expired or exercised.  Through March 31, 2010, no options had been exercised under the Plan.

The grant date fair value of options vested during the three months ended March 31, 2010, was $37,000.

Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended March 31,
	2010	2009

Loss per share:
Net loss	$(1,426,773)	$(3,236,125)

Weighted average shares outstanding	5,369,829	5,361,486

Net loss per share, basic and diluted	$(0.27)	$(0.60)

Weighted average shares outstanding	5,369,829	5,361,486

Dilutive stock options	—	—

Total common shares and dilutive securities	5,369,829	5,361,486

We did not include stock options, restricted stock or warrants in the diluted earnings per share calculation above because they were anti-dilutive.  The following schedule describes our anti-dilutive securities not included in diluted net loss per share.

	Three Months Ended March 31,
	2010	2009

Anti-dilutive securities not included in diluted net loss
per share calculation:
Stock compensation plans	787,659	710,345
INTAC options - fully vested	25,000	—
Warrants to purchase common stock	25,000	25,000
Total anti-dilutive securities	837,659	735,345

6.  COMPREHENSIVE LOSS

The components of total comprehensive income were as follows:

	Three Months Ended March 31,
	2010	2009

Net loss	$(1,426,773)	$(3,236,125)
Net change in foreign currency translation adjustment,
net of tax	(5,532)	3,422
Total comprehensive loss	$(1,432,305)	$(3,232,703)

7.  RELATED PARTY TRANSACTIONS

On October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare, a related party.  As a result of these transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for its own businesses.  Through the services agreement, HSWI continues to provide support services to the DailyStrength website.  Additionally, the Company issued a promissory note to Sharecare, all of which was offset by services the Company provided to Sharecare during 2009.  There was no outstanding balance on the note as of October 30, 2009.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired DailyStrength.  We entered into each of these transactions simultaneously.

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

The Company’s revenue from Sharecare for the quarter ended March 31, 2010 totaled approximately $1.3 million.  As of March 31, 2010, HSWI owned approximately 18% of the outstanding common stock of Sharecare.  The Company provides web platform services to Sharecare, and Sharecare represented 97% of accounts receivable as of March 31, 2010.

As of March 31, 2010, the Company had outstanding payables due to its affiliate Discovery of $85,296.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q.  This Form 10-Q contains forward-looking statements based on current expectations.  We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, the sufficiency of our cash resources, the expected effects of the sale of substantially all the assets of our Daily Strength business, and the effects of general industry and economic conditions and are subject to risks and uncertainties including, but not limited to, those discussed below, in Part II, Item 1A. and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements.  Relevant risks and uncertainties include those referenced in our filings with the SEC, and include but are not limited to: risks related to the Sharecare transactions; reliance on third parties for content; economic and industry conditions specific to Brazil and China, such as the state of their telecommunications and internet infrastructure and uncertainty regarding protection of intellectual property; challenges inherent in developing an online business in Brazil and China, including obtaining regulatory approvals and adjusting to changing political and economic policies; governmental laws and regulations, including unclear and changing laws and regulations related to the Internet sector in China; general industry conditions and competition; general economic conditions, such as online advertising rates, interest rate and currency exchange rate fluctuations; and restrictions on intellectual property under agreements with third parties.  We also urge you to carefully review the risk factors set forth in Part II, Item 1A. and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009.

Business Overview and Recent Events

HSW International, Inc. (“HSWI”) is an online publishing company that develops and operates Internet businesses focused on providing consumers in the world’s digital economies with locally relevant, high quality information, and provides web platform services that support traditional web publishing combined with social media.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSW International is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery Communications, Inc.’s HowStuffWorks.com, and in China for the digital publication of translated content from World Book Inc., publisher of World Book Encyclopedia.  Our co-founding and continuing development of Sharecare will create a highly searchable social Q&A healthcare platform organizing and answering the questions of health.  We generate revenue primarily through the sale of online advertising on our websites and through service fees charged to clients for web platform development and operation services.  We were incorporated in Delaware in March 2006.  Our headquarters are located at 3280 Peachtree Road, Suite 600, Atlanta, Georgia  30305.

In October 2009 the Company entered into and effectuated a series of transactions with Sharecare, Inc.  Sharecare is a venture among Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ Chief of Global Digital Strategy; Sony Pictures Television; and HSWI.  Sharecare was founded to develop and build a web platform that simplifies the search for health and wellness information by organizing all of the questions of health and providing multiple answers representing different points of view.  As a result of these transactions, we received an equity stake in Sharecare (20% initially, approximately 18% as of March 31, 2010, as a result of subsequent sales of equity by Sharecare to third parties), sold substantially all of the assets of our DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for our own businesses.  Additionally, we issued a promissory note to Sharecare for $1.0 million, all of which was offset by services we provided to Sharecare, and the promissory note is now paid in full and cancelled.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired DailyStrength.  We generated revenue of approximately $1.3 million during the first quarter of 2010 as a result of performing services for Sharecare.

Business Trends

A portion of our business consists of websites we recently established or acquired.  We expect that our business should grow as these websites achieve greater awareness within their markets, resulting in increased usage against which we can sell advertising.  While significant online advertising markets exist in Brazil, we believe it will take additional time for meaningful online advertisement rates to develop in China.  A recent addition to our service offering includes web platform services.  We currently have one customer for our web platform services business and intend to continue prudent investments in building this business for serving multiple customers.

Our Brazilian website ComoTudoFunciona, which launched in March 2007, is our most mature business.  The number of page views for ComoTudoFunciona increased by 48.5% during the first quarter of 2010 compared to the same period in 2009.  Additionally, the number of unique visitors to the website increased by 31.5% for the same periods.

Our Chinese website BoWenWang launched in June 2008, and results show usage development consistent with a recently launched website.  Unlike in Brazil, where we established our website with significant promotional commitments from one of the country’s largest Internet portals, BoWenWang launched with a focus on organic traffic development.  This contributed to initial usage trending below that in Brazil, though the overall traffic in China has now surpassed Brazil.  We believe that by focusing on developing business relationships to further the exposure of the website, we should be able to continue to grow usage but are cautious on the revenue outlook since the current economic environment in China and the rate of development of its Internet advertising market has been slower to develop than originally forecasted.  The number of page views for BoWenWang increased 1,474% during the first quarter of 2010 compared to the same period in 2009.  Additionally, the number of unique visitors to the website increased 552% for the same period.  We expect to see growth in the number of users and page views, which we believe should result in increased revenues for our Chinese website.

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

The advertising market declined overall in 2009 due to the global economic downturn.  This decline affected online advertising expenditures as well, and has resulted in lower revenue for our business than expected.  The economic environment might cause advertisers to continue to reduce the amount they spend on online advertising, which could negatively affect the growth rate of our revenues.  If operating results deteriorate or do not improve, or if unfavorable changes occur in other economic factors used to estimate fair values, we might incur non-cash impairment charges to our long-lived assets in the future.

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

Our Operations

ComoTudoFunciona – HowStuffWorks Brazil

ComoTudoFunciona (http://hsw.com.br) is Brazil's online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from HSWI's São Paulo offices.  ComoTudoFunciona was established in March 2007, and as of March 31, 2010, had published over 6,300 articles that were either originally created content or translated and localized from HowStuffWorks.  We are continuing the development of our business strategy in Brazil as we focus on expansion by adding original proprietary digital content designed to meet the information needs of the Brazilian online community, expanding the amount of translated content from HowStuffWorks, pursuing strategic business partnerships, and refining local marketing and business development strategies.  We recognized approximately $26,000 and $47,000 of revenue from Brazil during the three months ended March 31, 2010, and 2009, respectively.  Results of operations are included in the digital online publishing reporting segment.

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

BoWenWang is the exclusive digital publisher in China of translated HowStuffWorks content.  In September 2008, we entered into an exclusive content partnership with World Book, Inc. to dramatically increase the amount of content published on BoWenWang.  In 2009, World Book created thousands of original Chinese-language articles providing information on many branches of knowledge, including arts, sciences, technology, mathematics, sports, and recreation, exclusively for our Chinese website.  At March 31, 2010, we had published over 13,000 articles in China.

Revenue generated from the operations based in China was approximately $1,400 during the three months ended March 31, 2010.  No revenue was generated from the operations based in China during the three months ended March 31, 2009.  Results of operations are included in the digital online publishing reporting segment.

DailyStrength

Now owned by Sharecare, DailyStrength.org offers content authored by medical professionals based on current topics, support groups, a treatment directory with definitions, private messaging, message boards and personal goal trackers, and primarily serves English-speaking territories including the United States, Canada, Australia and the United Kingdom.  The medical panel of professionals contributes articles and journals providing insight to a number of topics relevant to the DailyStrength user group and communities.  Additionally, DailyStrength offers users and members the opportunity to launch communities for groups of like-minded individuals regarding topics of personal significance using leading community tools to interact.

On October 30, 2009, we sold substantially all of the assets of DailyStrength to Sharecare as part of the Sharecare Transactions.  As a result, DailyStrength, previously reported in our Social Media segment, is no longer an operating segment of our Company.  Instead, we provide services to Sharecare for the DailyStrength website under the Letter Agreement for Services described below.  In addition, we own a minority investment in Sharecare, as further discussed below.  Results of operations for DailyStrength for the three months ended March 31, 2009 are included in the social media reporting segment.

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

We account for our investment in Sharecare under the equity method of accounting.  As of March 31, 2010, we recognized a loss in the equity investment of $77,494, net of taxes.

Web Platform Services

In October 2009, the Company entered into a Letter Agreement for Services with Sharecare pursuant to which the Company agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  Sharecare agreed to pay us for the fully burdened cost of our personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee for services performed.  This agreement will expire on June 30, 2010, unless the Company and Sharecare agree to extend the term or enter into a new services agreement.  We are currently in discussions with Sharecare regarding this matter.

All of our revenue recognized in our web platform services segment in the first quarter of 2010 resulted from the services we performed for Sharecare.

Results of Operations

The following table sets forth our operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009

Operating revenue
Web platform services	$1,346,630	$—
Social media	—	79,607
Digital online publishing	27,481	46,723
Total revenue	1,374,111	126,330

Cost of services	1,149,304	388,528

Gross margin	224,807	(262,198)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $38,968 and $704,706 for
the three months ended March 31, 2009 and 2008, respectively)	1,503,975	3,033,631
Depreciation and amortization	75,382	115,788
Total operating expenses	1,579,357	3,149,419

Total operating loss	(1,354,550)	(3,411,617)

Other income
Interest income	5,271	15,492
Other income	—	160,000
Total other income	5,271	175,492

Loss from operations before income taxes and equity in loss of equity	(1,349,279)	(3,236,125)
method investment

Equity in loss of equity-method investment, net of taxes	(77,494)	—

Net loss	$(1,426,773)	$(3,236,125)

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

The Company reported two operating segments for the first three quarters of 2009: (1) social media; and (2) digital online publishing.  Our social media segment was comprised of our DailyStrength operations, which generated revenues from the advertisers based primarily in the United States.  We sold substantially all of the assets of the social media segment to a related party, Sharecare, on October 30, 2009.  Subsequently, we no longer recognize activity within that segment.  Our digital online publishing segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries.

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

Revenue
Total revenue for the three months ended March 31, 2010 was approximately $1.4 million, an increase of approximately $1.3 million from the comparable period in 2009.  The increase was due to the introduction of our web platform services generating approximately $1.3 million during the quarter.  Revenue generated from our Digital Online Publishing segment was approximately $27,000 for the first quarter of 2010.  Due to the sale of the DailyStrength assets in October 2009, no revenue was generated from our

Social Media segment.  For the three months ended March 31, 2010, our Brazil-based website generated approximately 20% of revenue from the Digital Online Publishing segment from paid-for-impression advertising and 80% from pay-per-performance ads.  We recognized revenue of approximately $1,400 in the Digital Online Publishing segment from China during the three months ended March 31, 2010.

Cost of Services
Cost of services includes the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs incurred to support our web platform services including labor, content and third party platform support services. These costs were $1.1 million and $0.4 million for the three months ended March 31, 2010, and 2009, respectively.  The increase is primarily attributable to costs incurred to support our web platform services.

Operations - Selling, General and Administrative Expenses
Our total selling, general and administrative expenses decreased by $1.5 million from $3.0 million to $1.5 million for the three months ended March 31, 2010 from the comparable period in 2009.  In conjunction with our new web platform services business, we redirected existing resources that provided technology support in the first half of 2009 to this segment to provide services to our web platform customer.  As these costs support the web platform services revenue, they have been recorded as cost of services for the period ending March 31, 2010, thereby creating a decrease in our selling, general and administrative expense compared to the period ended March 31, 2009.  Additionally, our stock-based compensation expense was $0.6 million less than the same period in 2009 reflecting vesting of options at our higher stock prices in earlier periods.

Other Income
Total other income decreased approximately $170,000 for the three months ended March 31, 2010, compared to the same period in 2009 due to income from a contract termination payment from a former customer recognized in the first quarter of 2009, as well as  lower interest rates and less cash on hand resulting in lower interest income during 2010.

Loss in Equity Investment
We account for our investment in Sharecare under the equity method of accounting.  As of March 31, 2010, we recognized a loss in the equity investment of $77,494, net of taxes.

Income Tax Benefit
There was no tax benefit as of March 31, 2010, as a full valuation allowance was recorded afainst our deferred tax assets.

Recent Accounting Pronouncements
Recent accounting pronouncements are summarized in Note 2 to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents was $7.5 million at March 31, 2010, compared to $8.7 million at December 31, 2009.  The decrease in cash is primarily due to the use of working capital to fund operations.

	Three Months Ended March 31,
	2010	2009

Cash flows
Used in operating activities	$(1,217,512)	$(1,943,055)
Used in investing activities	(4,608)	(28,417)
Provided by financing activities	—	—
Net change in cash and cash equivalents	(1,222,120)	(1,971,472)
Impact of currency translation on cash	(5,532)	3,414
Cash and cash equivalents at beginning of period	8,724,546	18,020,159
Cash and cash equivalents at end of period	$7,496,894	$16,052,101

Cash flows from operations
Our net cash used in operating activities during the three months ended March 31, 2010, decreased by approximately $726,000 compared to the same period in the prior year due to cost-cutting measures and a reduction in professional fees.

Cash flows from investing activities
During the three months ended March 31, 2010, net cash used in investing activities was approximately $5,000 compared to $28,000 in the same period of 2009.

Cash flows from financing activities
For the three months ended March 31, 2010 and March 31, 2009, there was no net cash provided by financing activities.

Liquidity Considerations
The global financial downturn continues to have a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising have declined and our typical advertiser is spending less per order than in the prior year.  Also, our businesses in Brazil and China, which we launched in the past few years, are still in a growth stage as we continue to focus on building towards a critical mass of traffic volume.  In consideration of projected market conditions and near-term revenue expectations, we consolidated certain administrative functions at the end of the fourth quarter 2009 to reduce headcount and better align our costs with our 2009 strategic initiatives which resulted in cost reductions.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our operational objectives of funding ongoing operations and continuing to make technological investments in our websites and their respective brands.

We expect to continue to expend resources in expanding and gaining market share for our internet platforms in Brazil and China, including additional investments to create or acquire content.  We currently do not have any material commitments for capital expenditures.  Our anticipated investments will be made in the respective markets based on our success and anticipated market conditions and trends.  We expect that most of these investments will be paid or under commitment before we begin to realize significant revenues.  Additionally, in the normal course of business, we continue to explore various business initiatives that may lead to additional sources of revenue and growth.  We believe that our current cash balance, combined with our expected cash generated from future operations and recently implemented cost reduction measures, should provide sufficient cash to fund operations for at least the next twelve months.  However, if cash on hand and generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we might implement further cost reduction strategies, sell additional equity or obtain debt financing to fund further development and attain profitability.  There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all, or that we will achieve profitability.

We expect that our recently announced service agreement with Sharecare will generate revenues for our company.  However, as Sharecare is a newly formed entity and the service agreement expires in June 2010, there can be no assurance that the amounts generated will be sufficient to cover our liquidity needs for the long-term.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We translate the foreign currency financial statements of our international operations into U.S. dollars at current exchange rates, except revenue and expenses, which we translate at average exchange rates during each reporting period.  We accumulate net exchange gains or losses resulting from the translation of assets and liabilities in a separate section of stockholders’ equity titled Accumulated other comprehensive income.  Generally, our foreign expenses are denominated in the same currency as the associated foreign revenue, and at this stage of development the exposure to rate changes is minimal.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At March 31, 2010, 99% of our cash was denominated in U.S. dollars.  The remaining 1% was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  We do not use any derivative financial instruments to mitigate any of our currency risks.  The net assets of our foreign operations at March 31, 2010, were approximately $400,000.

We have not entered into long-term agreements or borrowing arrangements with third parties under which any amounts were outstanding during 2010.  Therefore, we do not believe we have any material exposure to market risk changes in interest rates.

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

As of March 31, 2010, Discovery owned approximately 44% of our outstanding shares of common stock through its HowStuffWorks subsidiary.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of Discovery.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved

Item 5.  Other Information.

On April 30, 2010, the Company filed its definite proxy statement and announced that the 2010 Annual Meeting of Stockholders will be held on June 15, 2010.  Stockholders of record as of April 30, 2010 will be entitled to vote at the meeting.

Item 6.  Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of HSW International, Inc. (filed as Exhibit 3.1 to the Form 10-K filed on April 15, 2010 and incorporated herein by reference).

Exhibit 3.2	Second Amended and Restated Bylaws of HSW International, Inc. (filed as Exhibit 3.2 to the Form 8-K filed on December 18, 2007 and incorporated herein by reference).

Exhibit 10.34**	Letter Agreement by and between HSW International, Inc. and Eric Orme dated October 1, 2009

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

HSW INTERNATIONAL, INC.

Date: May 14, 2010	By:	/s/ Shawn G. Meredith
Name: Shawn G. Meredith
Title: Chief Financial Officer