Form 10-Q
period 2010-08-12
HSW International, Inc.
filed 2010-08-12
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐  No ☒

At August 12, 2010, the number of common shares outstanding was 5,376,355.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(expressed in U.S. Dollars)

	June 30,	December 31,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$6,631,938	$8,724,546
Trade accounts receivable due from affiliates	723,144	505,562
Prepaid expenses and other current assets	440,242	787,972
Total current assets	7,795,324	10,018,080

Property and equipment, net	442,271	490,306
Investment in unconsolidated affiliate	3,797,653	4,405,304
Licenses to operate in China	969,560	969,560
Intangibles, net	16,429	16,429
Total assets	$13,021,237	$15,899,679

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$389,905	$410,966
Advances from shareholder	85,745	85,296
Accrued expenses and other current liabilities	819,456	744,487
Total current liabilities	1,295,106	1,240,749

Deferred tax liability	242,390	242,390

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 20,000,000 shares authorized, 5,369,829
issued and outstanding at June 30, 2010 and December 31, 2009, (a)	5,369	5,369
Additional paid-in-capital	100,511,286	100,435,372
Accumulated other comprehensive income	31,743	40,100
Accumulated deficit	(89,064,657)	(86,064,301)
Total stockholders’ equity	11,483,741	14,416,540
Total liabilities and stockholders’ equity	$13,021,237	$15,899,679

(a)	All share and per share amounts reflect HSWI’s February 2010 10-for-1 reverse stock split. See Note 1, “Description of Business”.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenue
Web platform services from affiliates	$1,363,080	$—	$2,709,711	$—
Social media	—	45,493	—	125,100
Digital online publishing	76,878	42,661	104,359	89,384
Total revenue	1,439,958	88,154	2,814,070	214,484

Cost of services	1,112,534	374,890	2,261,838	763,418

Gross margin	327,424	(286,736)	552,232	(548,934)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $36,946 and $651,543 for
the three months ended June 30, 2010 and 2009, respectively, and $75,914 and $1,356,249 for the six months ended June 30,
2010 and 2009, respectively)	1,303,957	2,983,782	2,807,922	6,017,413
Depreciation and amortization	71,938	121,771	147,319	237,559
Total operating expenses	1,375,895	3,105,553	2,955,241	6,254,972

Operating loss	(1,048,471)	(3,392,289)	(2,403,009)	(6,803,906)

Other income
Interest income	5,034	16,258	10,305	31,750
Other income	—	—	—	160,000
Total other income	5,034	16,258	10,305	191,750

Loss from operations before income taxes and equity in loss of
equity method investment	(1,043,437)	(3,376,031)	(2,392,704)	(6,612,156)

Equity in loss of equity-method investment, net of taxes	(530,158)	—	(607,652)	—

Net loss	$(1,573,595)	$(3,376,031)	$(3,000,356)	$(6,612,156)

Net loss per share (a)
Net loss per share, basic and diluted	$(0.29)	$(0.63)	$(0.56)	$(1.23)

Basic and diluted weighted average shares outstanding (a)	5,369,829	5,361,829	5,369,829	5,361,658

(a)	All share and per share amounts reflect HSWI’s February 2010 10-for-1 reverse stock split. See Note 1, “Description of Business”.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(expressed in U.S. Dollars)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net cash used in operating activities	$(1,977,400)	$(4,196,913)
Cash used in operating activities	(1,977,400)	(4,196,913)

Cash flows from investing activities:
Purchases of property and equipment	(106,851)	(99,501)
Cash used in investing activities	(106,851)	(99,501)

Cash flows from financing activities:	—	—
Cash provided by financing activities	—	—

Net change in cash and cash equivalents:	(2,084,251)	(4,296,414)
Impact of foreign currency translation on cash	(8,357)	26,863
Cash and cash equivalents at beginning of period	8,724,546	18,020,159
Cash and cash equivalents at end of period	$6,631,938	$13,750,608

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

Liquidity Considerations
The global financial downturn had a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising internationally have declined.  Also, our businesses in Brazil and China, which we launched within the past three years, are still in a growth stage as we continue to focus on building towards a critical mass of traffic volume.  In consideration of projected market conditions and near-term revenue expectations, we implemented cost reductions in 2009 to reduce headcount and better align our costs with our 2009 strategic initiatives.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our objectives of funding ongoing operations and continuing to make technological investments in our websites and their respective brands.

We expect to continue to invest in expanding and gaining market share for our internet platforms in Brazil and China, including additional investments to create or acquire content.  We currently do not have any material commitments for capital expenditures.  Our anticipated investments will be made in the respective markets based on our success and anticipated market conditions and trends.  We expect that most of these investments will be paid or under commitment before we begin to realize significant revenues.  Additionally, in the normal course of business, we continue to explore various business initiatives that may lead to additional sources of revenue and growth, such as our recent content distribution and promotional agreement with Chinese web portal NetEase.  We believe that our current cash balance and the combination of our expected cash generated from future operations combined with recently implemented cost reduction measures will provide sufficient cash to fund operations for at least twelve months.  However, if cash on hand and generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we might implement further cost reduction strategies, or attempt to sell additional equity or obtain financing to fund further development and attain profitability.  There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

We expect that our service agreements to provide web platform services to customers will continue to generate revenues for our company and we are continuing to seek new customers for the business.  However, as our largest customer, Sharecare is a recently-formed entity and our service agreement with Sharecare expires in December 2010, there can be no assurance that the amounts generated will be sufficient to cover our liquidity needs for the long-term.

Reverse Split
On February 3, 2010, the Board of Directors authorized a 10-for-1 reverse split of its authorized, issued and outstanding common shares, effective for shareholders of record on February 10, 2010 (the “Reverse Split”).  The board of directors believed that the Reverse Split was appropriate in order to maintain continued listing of our common stock on the NASDAQ Global Market.  The Reverse Split successfully resulted in our common stock achieving the level necessary to satisfy NASDAQ’s $1.00 minimum bid continued listing requirement, and NASDAQ notified HSWI that we regained compliance with continued listing standards.  However, we cannot predict whether the market price of our common stock will remain equal to or in excess of $1.00 because the market price is determined by investors' trades and can be affected by other factors in addition to the number of shares outstanding, such as our future performance and the overall performance of the stock markets.

The Reverse Split became effective upon filing a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on February 16, 2010.  Immediately after the Reverse Split, we had 5,369,785 common shares outstanding.  Immediately prior to the Reverse Split the Company had approximately 53,698,292 shares of common stock outstanding.  Subsequent to the Reverse Split, the par value per share of the common stock remained unchanged at $0.001 per share.  As a result, on the effective date of the Reverse Split, the stated capital on the Company's consolidated balance sheet attributable to common stock was reduced and the additional paid-in capital account was increased by the amount by which the stated capital was reduced.  Per share net income or loss will be increased because there will be fewer shares of the Company's common stock outstanding.  The Company does not anticipate that there will be any impact to the results of our operations, including changes to the amount of stock-based compensation expense to be recognized in any period, as a result of the Reverse Split.  Additionally, employee and director share and option grants as well as associated exercise prices were adjusted in the same proportion as the Reverse Split.

On July 28, 2010, the Company received a notice from The NASDAQ Stock Market indicating that it has regained compliance with the requirements of NASDAQ Marketplace Rule 5450(b)(1)(C) for continued listing on The NASDAQ Global Market.  The rule requires that the publicly held shares of the Company, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more of the total shares outstanding, maintain a minimum market value of $5,000,000.  The Company had previously received a notice from The NASDAQ Stock Market in March 2010 indicating that it was not in compliance with the requirements of such rule.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements from continuing operations include the accounts of HSWI and our subsidiaries (1) HSW Brasil - Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, and (4) BoWenWang Technology (Beijing) Limited Liability Company.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

Equity investments in which we exercise significant influence but do not control and for which we are not the primary beneficiary are accounted for using the equity method.  In the event of a change in ownership or degree of influence, any gain or loss resulting from an investee share issuance will be recorded in earnings.  Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.  Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.  The Company applies the guidelines set forth in Accounting Standards Codification (“ASC”) 810 in evaluating whether it has interests in variable interest entities, or VIEs, and in determining whether to consolidate any such entities.  All significant inter-company accounts and transactions between consolidated companies have been eliminated in consolidation.

We use qualitative analysis to determine whether or not we are the primary beneficiary of a VIE.  We consider the rights and obligations conveyed by our implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether our variable interests will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both.  If we determine that our variable interests will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate.

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

The accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2010, and 2009 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2010. You should read the unaudited condensed consolidated financial statements in conjunction with Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as with HSWI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In December 2009, the FASB issued authoritative guidance that incorporates Accounting Standards Update 2009 – 17, Improvements to Financial Reporting by Enterprises involved with Variable Interest Entities, into the Accounting Standards Codification.  The new requirements are effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009 (January 1, 2010, for us).  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

We account for our equity interest in Sharecare under the equity method of accounting, as we exercise significant influence over Sharecare due to our seat on the Sharecare board of directors and also due to our involvement in the development of the Sharecare website.  Under this method, we record our proportionate share of Sharecare’s net income or loss based on the financial results of Sharecare.  As of June 30, 2010, HSWI owned approximately 18% of the outstanding common stock of Sharecare.

The difference between the carrying amount of our investment balance in Sharecare and our proportionate share of Sharecare's underlying net assets was approximately $2.7 million as of June 30, 2010.  The difference is characterized as goodwill and is subject to review in accordance with ASC 323 for an other than temporary decline in value.  We eliminated our portion of intercompany profit included in Sharecare’s earnings during the six months ended June 30, 2010.  Our investment balance in Sharecare reflects the intercompany profit elimination of approximately $81,000.

For the six months ended June 30, 2010, the Company recorded a non-cash adjustment to equity in loss of equity-method investment of approximately $0.1 million to correct our investment in unconsolidated affiliate balance.  The company determined this out-of-period adjustment is not material to the condensed consolidated financial statements for the six month period ended June 30, 2010, forecasted annual results for the fiscal 2010 or any prior period financial statements.

During the three and six months ended June 30, 2010, HSWI recorded revenue of approximately $1.3 million and $2.7 million, respectively, related to services performed under the Sharecare services agreement.

The following table shows select financial data of Sharecare as reported under the equity method:

	For the Three Month Period Ended June 30, 2010	For the Six Month Period Ended June 30, 2010
Revenues	$739,974	$1,214,078
Gross profit	708,851	983,309
Loss from operations	(2,854,115)	(4,850,012)
Net loss	(2,857,528)	(4,843,739)
Proportional share of investee loss	$(508,773)	$(867,029)

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

Revenue, operating loss and total assets regarding reportable segments are presented in the following tables:

	Digital Online	Social	Web Platform
	Publishing	Media	Services	Corporate	Total

Three Months Ended June 30, 2010
Revenue	$76,878	$—	$1,363,080	$—	$1,439,958

Operating (loss) income	(323,978)	—	241,973	(966,466)	(1,048,471)
Interest income	1,095	—	—	3,939	5,034
Other income	—	—	—	(530,158)	(530,158)
(Loss)income from operations	$(322,883)	$—	$241,973	$(1,492,685)	$(1,573,595)

	Digital Online	Social	Web Platform
	Publishing	Media	Services	Corporate	Total

Three Months Ended June 30, 2009
Revenue	$42,661	$45,493	$—	$—	$88,154

Operating (loss) income	(428,310)	(322,739)	—	(2,641,240)	(3,392,289)
Interest income	—	—	—	16,258	16,258
Other income	—	—	—	—	—
(Loss)income from operations	$(428,310)	$(322,739)	$—	$(2,624,982)	$(3,376,031)

	Digital Online	Social	Web Platform
	Publishing	Media	Services	Corporate	Total

Six Months Ended June 30, 2010
Revenue	$104,359	$—	$2,709,711	$—	$2,814,070

Operating (loss) income	(646,641)	—	466,973	(2,223,341)	(2,403,009)
Interest income	1,095	—	—	9,210	10,305
Other income	—	—	—	(607,652)	(607,652)
(Loss)income from operations	$(645,546)	$—	$466,973	$(2,821,783)	$(3,000,356)

	Digital Online	Social	Web Platform
	Publishing	Media	Services	Corporate	Total

Six Months Ended June 30, 2009
Revenue	$89,384	$125,100	$—	$—	$214,484

Operating (loss) income	(910,598)	(643,391)	—	(5,258,917)	(6,803,906)
Interest income	—	—	—	31,750	31,750
Other income	—	160,000	—	—	160,000
(Loss)income from operations	$(910,598)	$(483,391)	$—	$(5,227,167)	$(6,612,156)

	June 30,	December 31,
	2010	2009

Total assets:
Web platform services	$706,080	$469,185
Social media	—	19,751
Digital online publishing	478,362	557,648
Business segments	1,184,442	1,046,584
Corporate	11,836,795	14,853,095
Total assets	$13,021,237	$15,899,679

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

Stock-Based Compensation

HSWI has authorized 800,000 shares under the 2006 Equity Incentive Plan adopted April 13, 2006 (the “2006 Plan”), and an additional 275,000 shares under the 2010 Equity Incentive Plan adopted June 15, 2010 (the “2010 Plan”), for grant as part of long term incentive plans to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the 2006 Plan have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.  During the six months ended June 30, 2010, HSWI did not grant shares of restricted stock to officers and employees under the 2010 Plan.

In accordance with current authoritative guidance, we measure stock-based compensation cost at the grant date based on the fair value of the award, and recognize it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended June 30, 2010 and 2009 was approximately $37,000 and $651,000, respectively.  As of June 30, 2010, unrecognized compensation expense relating to non-vested stock options approximated $301,000 which we expect to recognize through November 2011.  During the six months ended June 30, 2010 and June 30, 2009, no options were granted, forfeited, expired or exercised.  Through June 30, 2010, no options had been exercised under either plan.

The grant date fair value of options vested during the three and six months ended June 30, 2010, was approximately $47,000 and $84,000 respectively.

Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Loss per share:
Net loss	$(1,573,595)	$(3,376,031)	$(3,000,356)	$(6,612,156)

Weighted average shares outstanding	5,369,829	5,361,829	5,369,829	5,361,658

Net loss per share, basic and diluted	$(0.29)	$(0.63)	$(0.56)	$(1.23)

Weighted average shares outstanding	5,369,829	5,361,829	5,369,829	5,361,658

Dilutive stock options	—	—	—	—

Total common shares and dilutive securities	5,369,829	5,361,829	5,369,829	5,361,658

We did not include stock options, restricted stock or warrants in the diluted earnings per share calculation above because they were anti-dilutive.  The following schedule describes our anti-dilutive securities not included in diluted net loss per share.

	Six Months Ended June 30,
	2010	2009

Anti-dilutive securities not included in diluted net loss
per share calculation:
Stock compensation plans	787,659	715,187
INTAC options - fully vested	25,000	25,000
Warrants to purchase common stock	25,000	25,000
Total anti-dilutive securities	837,659	765,187

6.  COMPREHENSIVE LOSS

The components of total comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(1,573,595)	$(3,376,031)	$(3,000,356)	$(6,612,156)
Net change in foreign currency translation adjustment,
net of tax	(2,825)	26,565	(8,357)	29,987
Total comprehensive loss	$(1,576,420)	$(3,349,466)	$(3,008,713)	$(6,582,169)

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

Jeff Arnold, a former member of HSWI’s Board of Directors, is the Chairman and Chief Architect and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., HSWI’s largest stockholder, is a significant stockholder of Sharecare.  Until December 17, 2009, Bruce Campbell, President of Digital Media and Business Development for Discovery Communications, was a member of HSWI's Board of Directors.  HSWI’s Board of Directors established a Special Committee on May 18, 2009, consisting of three independent directors without any interests in Sharecare to evaluate and recommend the terms of these transactions to the Board.  The Special Committee engaged a third party financial adviser to provide a fairness opinion on the totality of the transactions.  All terms recommended by the Special Committee were unanimously approved by the Board, with Mr. Arnold and Mr. Campbell abstaining from voting.

The Company’s revenue from Sharecare for the quarter and six months ended June 30, 2010 totaled approximately $1.3 million and $2.7 million, respectively.  As of June 30, 2010, HSWI owned approximately 18% of the outstanding common stock of Sharecare.  The Company provides web platform services to Sharecare, and Sharecare represented 72% of accounts receivable from affiliates as of June 30, 2010.

In May 2010, the Company entered into an agreement with Discovery Communications, LLC (“Discovery”) to provide website development services to Discovery.  The Company’s web platform services revenue from Discovery, an affiliated entity, for the quarter ended June 30, 2010 totaled approximately $23,000, and Discovery represented 28% of accounts receivable from affiliates as of June 30, 2010.

In February 2010, the Company entered into a sublease agreement with Sharecare.  We record monthly rental expense of approximately $20,000, net of certain offsets, on a straight line basis over the life of the lease.

As of June 30, 2010, the Company had outstanding payables due to its affiliate Discovery of approximately $86,000.

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

In October 2009 the Company entered into and effectuated a series of transactions with Sharecare, Inc.  Sharecare is a venture among Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ Chief of Global Digital Strategy; Sony Pictures Television; and HSWI.  Sharecare was founded to develop and build a web platform that simplifies the search for health and wellness information by organizing all of the questions of health and providing multiple answers representing different points of view.  As a result of these transactions, we received an equity stake in Sharecare (20% initially, and approximately 18% as of June 30, 2010 as a result of subsequent sales of equity by Sharecare to third parties), sold substantially all of the assets of our DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for our own businesses.  Additionally, we issued a promissory note to Sharecare for $1.0 million, all of which was offset by services we provided to Sharecare, and the promissory note is now paid in full and cancelled.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired DailyStrength.  We generated revenue of approximately $1.3 million during the second quarter of 2010 as a result of performing services for Sharecare.

Business Trends

A portion of our business consists of websites we recently established or acquired.  We expect that our business should grow as these websites achieve greater awareness within their markets, resulting in increased usage against which we can sell advertising.  While significant online advertising markets exist in Brazil, we believe it will take additional time for meaningful online advertisement rates to develop in China.  A recent addition to our service offering includes web platform services.  We intend to continue prudent investments in building this business for serving future customers.

Our Brazilian website ComoTudoFunciona, which launched in March 2007, is our most mature business.  The number of page views for ComoTudoFunciona increased by 27.5% during the second quarter of 2010 compared to the same period in 2009.  Additionally, the number of unique visitors to the website increased by 22.1% for the same periods.

Our Chinese website BoWenWang launched in June 2008, and results show usage development consistent with a recently launched website.  Unlike in Brazil, where we established our website with significant promotional commitments from one of the country’s largest Internet portals, BoWenWang launched with a focus on organic traffic development.  This contributed to initial usage trending below that in Brazil, though the overall traffic in China has now surpassed Brazil.  We believe that by focusing on developing business relationships to further the exposure of the website, we should be able to continue to grow usage but are cautious on the revenue outlook since the current economic environment in China and the rate of development of its Internet advertising market has been slower to develop than originally forecasted.  The number of page views for BoWenWang increased 822.5% during the second quarter of 2010 compared to the same period in 2009.  Additionally, the number of unique visitors to the website increased 295.5% for the same period.  We expect to see growth in the number of users and page views, which we believe should result in increased revenues for our Chinese website.

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

Our Operations

ComoTudoFunciona – HowStuffWorks Brazil

ComoTudoFunciona (http://hsw.com.br) is Brazil's online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from HSWI's São Paulo offices.  ComoTudoFunciona was established in March 2007, and as of June 30, 2010, had published over 6,100 articles that were either originally created content or translated and localized from HowStuffWorks.  We are continuing to implement our business strategy in Brazil as we focus on expansion by adding original proprietary digital content designed to meet the information needs of the Brazilian online community, expanding the amount of translated content from HowStuffWorks, pursuing strategic business partnerships, and refining local marketing and business development strategies.  We recognized approximately $73,000 and $99,000 of revenue from Brazil during the three and six months ended June 30, 2010, and $34,000 and $80,000 during the three and six months ended 2009, respectively.  Results of operations are included in the digital online publishing reporting segment.

BoWenWang – HowStuffWorks China

BoWenWang (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese

Mandarin language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc.

BoWenWang is the exclusive digital publisher in China of translated HowStuffWorks content.  In September 2008, we entered into an exclusive content partnership with World Book, Inc. to dramatically increase the amount of content published on BoWenWang.  In 2009, World Book created thousands of original Chinese-language articles providing information on many branches of knowledge, including arts, sciences, technology, mathematics, sports, and recreation, exclusively for our Chinese website.  At June 30, 2010, we had published over 14,398 articles in China.

Revenue generated from the operations based in China was approximately $5,000 during the six months ended June 30, 2010, and $9,000 during the six months ended June 30, 2009.  Results of operations are included in the digital online publishing reporting segment.

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

On October 30, 2009, we sold substantially all of the assets of DailyStrength to Sharecare as part of the Sharecare Transactions.  As a result, DailyStrength, previously reported in our Social Media segment, is no longer an operating segment of our Company.  Instead, we provide services to Sharecare for the DailyStrength website under the Letter Agreement for Services described below.  In addition, we own a minority investment in Sharecare, as further discussed below.  Results of operations for DailyStrength for the three and six months ended June 30, 2009 are included in the social media reporting segment.

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

Jeff Arnold, a member of HSWI’s Board of Directors until June 2010, is the Chairman and Chief Architect and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., HSWI’s largest stockholder, is a significant stockholder of Sharecare.  HSWI’s Board of Directors established a Special Committee consisting of three independent directors without any interests in Sharecare to evaluate and recommend the terms of these transactions to the Board.  The Special Committee engaged a third party financial advisor to provide a fairness opinion on the totality of the transactions.

We account for our investment in Sharecare under the equity method of accounting.  For the three and six months ended June 30, 2010, we recognized a loss in the equity investment of $530,000 and $608,000, respectively, net of taxes.

Web Platform Services

In October 2009, the Company entered into a Letter Agreement for Services with Sharecare pursuant to which the Company agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  Sharecare agreed to pay us for the fully burdened cost of our personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee for services performed.  This agreement will expire on December 31, 2010, unless the Company and Sharecare agree to extend the term or enter into a new services agreement.  We are currently in discussions with Sharecare regarding this matter.

The majority of our revenue recognized in our web platform services segment in the second quarter of 2010 resulted from the services we performed for Sharecare.

Results of Operations

The following table sets forth our operations for the three months and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenue
Web platform services from affiliates	$1,363,080	$—	$2,709,711	$—
Social media	—	45,493	—	125,100
Digital online publishing	76,878	42,661	104,359	89,384
Total revenue	1,439,958	88,154	2,814,070	214,484

Cost of services	1,112,534	374,890	2,261,838	763,418

Gross margin	327,424	(286,736)	552,232	(548,934)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $36,946 and $651,543 for
the three months ended June 30, 2010 and 2009, respectively, and $75,914 and $1,356,249 for the six months ended June 30,
2010 and 2009, respectively)	1,303,957	2,983,782	2,807,922	6,017,413
Depreciation and amortization	71,938	121,771	147,319	237,559
Total operating expenses	1,375,895	3,105,553	2,955,241	6,254,972

Total operating loss	(1,048,471)	(3,392,289)	(2,403,009)	(6,803,906)

Other income
Interest income	5,034	16,258	10,305	31,750
Other income	—	—	—	160,000
Total other income	5,034	16,258	10,305	191,750

Loss from operations before income taxes and equity in loss of equity method investment	(1,043,437)	(3,376,031)	(2,392,704)	(6,612,156)

Equity in loss of equity-method investment, net of taxes	(530,158)	—	(607,652)	—

Net loss	$(1,573,595)	$(3,376,031)	$(3,000,356)	$(6,612,156)

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

The Company reported two operating segments for the first three quarters of 2009: (1) social media and (2) digital online publishing.  Our social media segment was comprised of our DailyStrength operations, which generated revenues from the advertisers based primarily in the United States.  We sold substantially all of the assets of the social media segment to a related party, Sharecare, on October 30, 2009.  Subsequently, we no longer recognize activity within that segment.  Our digital online publishing segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries.

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

Revenue
Total revenue for the three months ended June 30, 2010 was approximately $1.4 million, an increase of approximately $1.3 million from the comparable period in 2009.  The increase was primarily due to the introduction of our web platform services, which generated approximately $1.4 million during the three months ended June 30, 2010.  Revenue generated from our Digital Online Publishing segment was approximately $77,000 and $43,000 for the three months ended June 30, 2010 and June 30, 2009, respectively.  For the three months ended June 30, 2010, our Brazil-based website generated approximately 23.4% of revenue from the Digital Online Publishing segment from paid-for-impression advertising and 76.6% from pay-per-performance ads.

Total revenue for the six months ended June 30, 2010 was approximately $2.8 million, an increase of approximately $2.6 million from the comparable period in 2009.  The increase was due to the introduction of our web platform services, which generated approximately $2.7 million during the six months ended June 30, 2010.  No revenue was generated from our web platform services segment during the first six months of 2009.  Revenue generated from our Digital Online Publishing segment was approximately $104,000 for the six months ended June 30, 2010.  For the six months ended June 30, 2010, our Brazil-based website generated approximately 38.4% of revenue from the Digital Online Publishing segment from paid-for-impression advertising and 61.6% from pay-per-performance ads.

In October 2009, we sold substantially all of the assets of the Social Media segment.  Therefore, no revenue was recognized for this segment for the three months and six months ended June 30, 2010.

Cost of Services
Cost of services includes the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs incurred to support our web platform services including labor, content and third party platform support services. These costs were $1.1 million and $2.3 million for the three and six months ended June 30, 2010, and $375,000 and $763,000 for the three and six months ended June 30, 2009, respectively.  The increase is primarily attributable to costs incurred to support our web platform services.

Operations - Selling, General and Administrative Expenses
Our total selling, general and administrative expenses decreased by $1.7 million from $3 million to $1.3 million for the three months ended June 30, 2010 and 2009, respectively.  In conjunction with our new web platform services business, we redirected existing resources that provided technology support in the first half of 2009 to this segment to provide services to our web platform customers.  As these costs support the web platform services revenue, they have been recorded as cost of services for the three month period ended June 30, 2010, thereby creating a decrease in our selling, general and administrative expense compared to the respective periods ended June 30, 2009.  Additionally, our stock-based compensation expense for the three months ended June 30, 2010 was $615,000 less than the same period in 2009, reflecting vesting of options at our higher stock prices in earlier periods.

Our total selling, general and administrative expenses decreased by $3.2 million from $6 million to $2.8 million for the six months ended June 30, 2010 and 2009, respectively.  In conjunction with our new web platform services business, we redirected existing resources that provided technology support in the first half of 2009 to this segment to provide services to our web platform customers.  As these costs support the web platform services revenue, they have been recorded as cost of services for the six month period ended June 30, 2010, thereby creating a decrease in our selling, general and administrative expense compared to the periods ended June 30, 2009.  Additionally, our stock-based compensation expense for the first six months of 2010 was $1.3 million less than the same period in 2009, reflecting vesting of options at our higher stock prices in earlier periods.

Other Income
Total other income decreased approximately $181,000 for the six months ended June 30, 2010, compared to the same period in 2009 due to income from a contract termination payment from a former customer recognized in the first quarter of 2009, as well as  lower interest rates and less cash on hand resulting in lower interest income during 2010.

Loss in Equity Investment
We account for our investment in Sharecare under the equity method of accounting.  For the three and six month periods ended June 30, 2010, we recognized a loss in the equity investment of $530,000 and $608,000, respectively, net of taxes.

Income Tax Benefit
There was no tax benefit as of June 30, 2010 as a full valuation allowance was recorded against our deferred tax assets.

Recent Accounting Pronouncements
Recent accounting pronouncements are summarized in Note 2 to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents was $6.6 million at June 30, 2010, compared to $8.7 million at December 31, 2009.  The decrease in cash is primarily due to the use of working capital to fund operations.

	Six Months Ended June 30,
	2010	2009

Cash flows
Used in operating activities	$(1,977,400)	$(4,196,913)
Used in investing activities	(106,851)	(99,501)
Provided by financing activities	—	—
Net change in cash and cash equivalents	(2,084,251)	(4,296,414)
Impact of currency translation on cash	(8,357)	26,863
Cash and cash equivalents at beginning of period	8,724,546	18,020,159
Cash and cash equivalents at end of period	$6,631,938	$13,750,608

Cash flows from operations
Our net cash used in operating activities during the six months ended June 30, 2010, decreased by approximately $2.2 million compared to the same period in the prior year due to increased cash flow from revenue, cost-cutting measures and reductions in professional fees.

Cash flows from investing activities
During the six months ended June 30, 2010, net cash used in investing activities, related to the purchase of property, plat, & equipment, was approximately $107,000 compared to $100,000 in the same period of 2009.

Cash flows from financing activities
For the six months ended June 30, 2010 and June 30, 2009, there was no net cash provided by financing activities.

Liquidity Considerations
The global financial downturn continues to have a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising have declined and our typical advertiser is spending less per order than in the prior year.  Also, our businesses in Brazil and China, which we launched in the past few years, are still in a growth stage as we continue to focus on building towards a critical mass of traffic volume.  In consideration of projected market conditions and near-term revenue expectations, we consolidated certain administrative functions at the end of the fourth quarter 2009 to reduce headcount and better align our costs with our 2009 strategic initiatives, which resulted in cost reductions.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our operational objectives of funding ongoing operations and continuing to make technological investments in our websites and their respective brands.

We expect to continue to expend resources in expanding and gaining market share for our internet platforms in Brazil and China, including additional investments to create or acquire content.  We currently do not have any material commitments for capital expenditures.  Our anticipated investments will be made in the respective markets based on our success and anticipated market conditions and trends.  We expect that most of these investments will be paid or under commitment before we begin to realize significant revenues.  Additionally, in the normal course of business, we continue to explore various business initiatives that may lead to additional sources of revenue and growth, such as our recent content distribution and promotional agreement with Chinese web portal NetEase.  We believe that our current cash balance, combined with our expected cash generated from future operations and recently implemented cost reduction measures, should provide sufficient cash to fund operations for at least the next twelve months.  However, if cash on hand and generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we might implement further cost reduction strategies, sell additional equity or obtain debt financing to fund further development and attain profitability.  There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all, or that we will achieve profitability.

We expect that our service agreement with Sharecare will generate revenues for our company.  However, as Sharecare is a newly formed entity and the service agreement expires in December 2010, there can be no assurance that the amounts generated will be sufficient to cover our liquidity needs for the long-term.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We translate the foreign currency financial statements of our international operations into U.S. dollars at current period end exchange rates, except revenue and expenses, which we translate at average exchange rates during each reporting period.  We accumulate net exchange gains or losses resulting from the translation of assets and liabilities in a separate section of stockholders’ equity titled Accumulated other comprehensive income.  Generally, our foreign expenses are denominated in the same currency as the associated foreign revenue, and at this stage of development the exposure to rate changes is minimal.

In June 2010, China announced that it will no longer tightly couple the value of its currency, the Renminbi, to the U.S. Dollar.  Additionally, many governments including that of the United States are advocating that China allow the value of the Renminbi to rise relative to the U.S. Dollar and other currencies.  While the outcome of China’s new currency policy is unknown, the Renminbi has since risen approximately 1% against the U.S. Dollar and may further significantly increase.  Because we fund our China operations with our treasury funds, which are held in U.S. Dollars, an increasing Renminbi value effectively increases our costs of operations in China.  We continue to monitor the applicable exchange rates and administer our treasury plans accordingly.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At June 30, 2010, 98% of our cash was denominated in U.S. dollars.  The remaining 2% was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  We do not use any derivative financial instruments to mitigate any of our currency risks.  The net assets of our foreign operations at June 30, 2010, were approximately $312,000.

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

Item 4.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this quarterly report.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As of June 30, 2010, there were approximately 5,376,355 shares of our common stock outstanding, and options and warrants to purchase another approximately 815,000 shares outstanding.  At June 30, 2010, we also had reserved an additional 275,000 shares for future issuance under our equity compensation plans.  Resales of outstanding shares or issuance of new shares could depress the market price for our common stock.

Various factors could negatively affect the market price or market for our common stock.

The market for and price of our common stock could be affected by the following factors:

•	general market and economic conditions;
•	our common stock has been thinly traded; and
•	minimal third party research is available regarding our company.

Additionally, the terms of the Discovery Merger provided that payment to HowStuffWorks shareholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead are  payable to HowStuffWorks’ former shareholders in three semi-annual installments.  The installments were planned to begin in October 2008; however, the shareholder representative has not authorized payment as of June 30, 2010.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock Discovery owns in the future may fall due to a combination of reasons.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares HowStuffWorks owns in the future.  If Discovery and HowStuffWorks’ former shareholders’ representative elect to distribute shares of our common stock to former HowStuffWorks shareholders, a significant number of shares may be sold by such shareholders relative to the daily market trading volumes for our common stock.  These factors could also affect our common stock, and depress the market price for our common stock or limit the market for resale of our common stock.

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

On July 28, 2010, the Company received a notice from The NASDAQ Stock Market indicating that it has regained compliance with the requirements of NASDAQ Marketplace Rule 5450(b)(1)(C) for continued listing on The NASDAQ Global Market.  The rule requires that the publicly held shares of the Company, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more of the total shares outstanding, maintain a minimum market value of $5,000,000.  The Company had previously received a notice from The NASDAQ Stock Market in March 2010 indicating that it was not in compliance with the requirements of such rule.

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

Under the terms of our contribution agreements, HowStuffWorks transferred and contributed to us all rights, but only those rights, that belong to and are held by HowStuffWorks pursuant to third-party licenses.  Some of those licenses, including those with Publications International, Ltd., contain restrictions on the use of content and termination provisions for breaches of the license agreements.  Accordingly, a breach of any third party license by HowStuffWorks may cause us to lose our license with such third party, which could have a material adverse effect on the implementation of our business plan, value of our content offering and results of our operations.

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

China recently announced that it will allow its currency to trade more freely and no longer carry a value as closely associated with that of the U.S. Dollar as it has in the past.  It is possible that such de-coupling will increase the relative value of the Renminbi to the U.S. Dollar, resulting in our incurring higher costs in China due to the higher cost of exchanging U.S. Dollars for Renminbi and our funding our China operations from U.S. Dollars held in our treasury.

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

HowStuffWorks, a subsidiary of Discovery, beneficially owns a significant percentage of our outstanding common stock and entered into a stockholders agreement.  The stockholders agreement entitles HowStuffWorks to designate nominees to our Board of Directors.  Furthermore, Michael Cascone, a member of the Board, is Chief Operating Officer of Discovery’s Digital Media business unit which includes HowStuffWorks.  As a result, Discovery has the ability to influence our management and affairs and determine the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to the charter, approval of equity-based employee compensation plans and any merger, consolidation or sale of all or substantially all of our assets.  The interests of Discovery and its affiliates may materially conflict with the interests of other shareholders.  For as long as they exert a controlling influence over our business affairs, they will have the ability to cause us to take actions that may be adverse to the interests of other shareholders or inconsistent with other shareholders’ investment objectives.

The concentration of our stock ownership, as well as our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, stockholders agreement and Delaware law contain provisions that may make our acquisition more difficult without the approval of our board of directors, which could discourage, delay or prevent a transaction involving our change of control.

As of June 30, 2010, Discovery owned approximately 42.7% of our outstanding shares of common stock through its HowStuffWorks subsidiary.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of Discovery.

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

The global financial crisis continues to have a negative effect on the demand for advertising in general, including online advertising.  Economic uncertainty has had and might continue to have a direct impact on our revenue as orders for online advertising have declined.  We cannot predict the timing, strength or duration of the current economic slowdown or subsequent economic recovery generally or in the online advertising market.  If the economy or markets in which we operate continue to worsen, our business, financial condition and results of operations will likely be materially and adversely affected.  Our advertisers can generally terminate their contracts with us at any time.  Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner.  If we are unable to be competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.  In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

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

Jeff Arnold, a member of the Board of Directors until June 2010, and Chief of Global Digital Strategy for Discovery, the parent company of HowStuffWorks, together with Discovery beneficially own over 42.7% of our common stock.  Both Mr. Arnold and Discovery own significant interests in Sharecare and serve on the board of directors of Sharecare, and Mr. Arnold is also Chairman and Chief Architect of Sharecare.  As a result, Mr. Arnold and Discovery have the ability to significantly influence and manage the affairs of both HSWI and Sharecare and determine the outcome of matters submitted for approval to stockholders of each company.  If HSWI and Sharecare’s interests diverge, there is a risk that Mr. Arnold or Discovery will favor actions by Sharecare that are adverse to HSWI.  Michael Cascone, a member of our board of directors, is Chief Operating Officer of Discovery’s Digital Media business unit.  As a member of our board, Mr. Cascone’s position with Discovery will disqualify him from some deliberations of our board.  If HSWI and Sharecare’s interests diverge, there is a risk that Mr. Cascone will favor actions by Sharecare that are adverse to HSWI.

Our new web platform services line of business may not prove to be profitable.

We recently began a new line of business to offer web platform services to other companies.  We currently have one significant customer for these services, Sharecare, and our agreement with Sharecare expires in December 2010.  Although we believe Sharecare will renew the agreement, Sharecare may decide not to do so or we may be unable to reach agreement on terms for renewal.  We intend to offer web platform services to other customers, but we have limited sales, marketing and other resources and may not be successful in obtaining those customers.  Because Sharecare is a related party, the pricing and other terms included in the current agreement may not be indicative of the terms we can successfully obtain in arms-length transactions with other customers.  We have limited experience in this line of business, and will be subject to competition with companies with greater resources and experience.  Due to these factors, we may be unable to achieve profitability in this new line of business.

Our services agreement with Sharecare will soon expire, and we might not be able to negotiate a new agreement on as favorable terms, if at all.

We currently provide web development, design and management services to Sharecare under a services agreement.  This agreement will expire in December 2010 unless the Company and Sharecare agree to extend the term or enter into a new services agreement.  If neither occurs, Sharecare may extend the term for up to six months to transition the services performed by the Company for Sharecare to a new service provider.  We are in the process of negotiating a new services agreement with Sharecare but might not be able to reach an agreement on as favorable terms as the existing services agreement, if at all.  If we are unable to reach an agreement, we will lose a significant portion of our revenue.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of HSW International, Inc. (filed as Exhibit 3.1 to the Form 10-K filed on April 15, 2010 and incorporated herein by reference).

Exhibit 3.1.1	Certificate of Amendment to the Corporation’s Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1.1 to the Form 8-K on February 16, 2010 and incorporated herein by reference).

Exhibit 3.2	Second Amended and Restated Bylaws of HSW International, Inc. (filed as Exhibit 3.2 to the Form 8-K filed on December 18, 2007 and incorporated herein by reference).

Exhibit 10.34**	HSW International, Inc. 2010 Equity Incentive Plan (filed as Exhibit 10.34 in the Form 8-K filed on June 21, 2010 and incorporated herein by reference).

Exhibit 10.35	Second Amendment to the Letter of Agreement for Services, by and Between Sharecare Inc. and HSWI Dated October 30, 2009, as Amended by the First Amendment Thereto, Dated December 30, 2010.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

HSW INTERNATIONAL, INC.

Date: August 12, 2010	By:	/s/ Shawn G. Meredith
Name: Shawn G. Meredith
Title: Chief Financial Officer