Form 10-Q
period 2010-11-12
HSW International, Inc.
filed 2010-11-12
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐  No ☒

At November 12, 2010, the number of common shares outstanding was 5,376,355.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(expressed in U.S. Dollars)

	September 30,	December 31,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$6,180,156	$8,724,546
Trade accounts receivable due from affiliates	604,655	505,562
Prepaid expenses and other current assets	301,930	787,972
Total current assets	7,086,741	10,018,080

Property and equipment, net	373,500	490,306
Investment in unconsolidated affiliate	3,227,659	4,405,304
Licenses to operate in China	969,560	969,560
Intangibles, net	16,429	16,429
Total assets	$11,673,889	$15,899,679

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$362,327	$410,966
Advances from shareholder	85,745	85,296
Accrued expenses and other current liabilities	682,636	744,487
Total current liabilities	1,130,708	1,240,749

Deferred tax liability	242,390	242,390

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 20,000,000 shares authorized, 5,376,355 and 5,369,829
issued and outstanding at September 30, 2010 and December 31, 2009, respectively, (a)	5,378	5,369
Additional paid-in-capital	100,560,294	100,435,372
Accumulated other comprehensive income	38,601	40,100
Accumulated deficit	(90,303,482)	(86,064,301)
Total stockholders’ equity	10,300,791	14,416,540
Total liabilities and stockholders’ equity	$11,673,889	$15,899,679

(a)	All share and per share amounts reflect HSWI’s February 2010 10-for-1 reverse stock split. See Note 1, “Description of Business”.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenue
Web platform services from affiliates	$2,001,437	$—	$4,711,148	$—
Social media	—	48,896	—	173,996
Digital online publishing	37,004	42,171	141,362	131,555
Total revenue	2,038,441	91,067	4,852,510	305,551

Cost of services	1,698,423	393,267	3,960,261	1,156,685

Gross margin	340,018	(302,200)	892,249	(851,134)

Operating expenses
Selling, general and administrative (including stock-based
based compensation expense of $49,036 and $334,674 for
the three months ended September 30, 2010 and 2009,
respectively, and $124,950 and $1,690,924 for the nine months ended September 30, 2010 and 2009, respectively)	846,952	2,713,644	3,639,873	8,731,057
Depreciation and amortization	74,638	123,265	236,050	360,824
Total operating expenses	921,590	2,836,909	3,875,923	9,091,881

Operating loss	(581,572)	(3,139,109)	(2,983,674)	(9,943,015)

Other income
Interest income	1,878	11,160	11,666	42,910
Other income	—	393,520	—	553,520
Total other income	1,878	404,680	11,666	596,430

Loss from operations before income taxes and equity in loss of
equity method investment	(579,694)	(2,734,429)	(2,972,008)	(9,346,585)

Equity in loss of equity-method investment, net of taxes	(659,521)	—	(1,267,173)	—

Net loss	$(1,239,215)	$(2,734,429)	$(4,239,181)	$(9,346,585)

Net loss per share (a)
Net loss per share, basic and diluted	$(0.23)	$(0.51)	$(0.79)	$(1.74)

Basic and diluted weighted average shares outstanding (a)	5,368,399	5,361,829	5,368,871	5,361,716

(a)	All share and per share amounts reflect HSWI’s February 2010 10-for-1 reverse stock split. See Note 1, “Description of Business”.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net cash used in operating activities	$(2,430,183)	$(6,598,719)
Cash used in operating activities	(2,430,183)	(6,598,719)

Cash flows from investing activities:
Purchases of property and equipment	(112,708)	(103,564)
Acquisitions, net of cash	—	(15,042)
Cash used in investing activities	(112,708)	(118,606)

Cash flows from financing activities:
Net cash provided by financing activities	—	—
Cash provided by financing activities	—	—

Net change in cash and cash equivalents:	(2,542,891)	(6,717,325)
Impact of foreign currency translation on cash	(1,499)	40,537
Cash and cash equivalents at beginning of period	8,724,546	18,020,159
Cash and cash equivalents at end of period	$6,180,156	$11,343,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

Overview

HSW International, Inc. (“HSWI” or the "Company") is an online media company engaged in both publishing and web platform technology that develops and operates Internet businesses focused on providing consumers in the world’s digital economies with locally relevant, high quality information.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSWI is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery Communications, Inc.’s (“Discovery”) HowStuffWorks.com, and in China for the digital publication of translated content from World Book, Inc. (“World Book”), publisher of World Book Encyclopedia.  Our co-founding and continuing development of Sharecare, Inc. (“Sharecare”) will create a highly searchable social Q&A healthcare platform organizing and answering the questions of health, in partnership with Harpo Productions, Sony Pictures Television, Discovery, Jeff Arnold, and Dr. Mehmet Oz.  We generate revenue primarily through service fees charged to clients for web platform development and operation services and the sale of online advertising on our websites.  We were incorporated in Delaware in March 2006.  Our headquarters are located at 3280 Peachtree Road, Suite 600, Atlanta, Georgia 30305.

Liquidity Considerations
The market for online advertising in Brazil and China is developing at a slower rate than expected, in part due to the global financial downturn of recent years.  In consideration of market conditions and near-term revenue expectations, we implemented cost reductions to reduce overhead and better align our costs with our strategic initiatives.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our objectives of funding ongoing operations and continuing to make technological investments in our websites and their respective brands.

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

We expect that our service agreements to provide web platform services to customers will continue to generate revenues for our company and we are continuing to seek new customers for the business.  However, as our largest customer, Sharecare, is a recently-formed entity and our service agreement with Sharecare expires in December 2010, there can be no assurance that the amounts generated will be sufficient to cover our liquidity needs for the long-term.

The overall advertising market has declined in recent years, and the growth of online advertising in Brazil and China in future years may be lower than previously expected.  We believe that the value of our international assets will be recognized over a longer-term horizon, as online advertising markets develop for Brazil and China and as the websites’ traffic fundamentals improve.  Due to the fact that our near-term performance may be impacted by the state of online advertising markets, we may experience changes in financial measures used to estimate fair values, which may further lead to non-cash impairment charges to our long-lived assets. As of September 30, 2010, we have an indefinite lived intangible asset for our license to operate in China recorded at approximately $1 million.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We use qualitative analysis to determine whether or not we are the primary beneficiary of a VIE.  We consider the rights and obligations conveyed by our implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether our variable interests have the power to control the VIE’s primary activities and will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both.  If we determine that our variable interests will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We have determined that Bonet (Beijing) Technology Limited Liability Company is a variable interest entity as defined in the ASC 810, “Consolidation.”  We are the primary beneficiary of this entity and accordingly, we have consolidated the results of this entity along with our other subsidiaries.  We have determined that our interest in Sharecare is not a VIE.  Accordingly, since we exercise significant influence but do not control the entity, we use the equity method to account for our investment in Sharecare.

The accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2010, and 2009 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2010. You should read the unaudited condensed consolidated financial statements in conjunction with Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as with HSWI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We account for our equity interest in Sharecare under the equity method of accounting, as we exercise significant influence over Sharecare due to our seat on the Sharecare board of directors and also due to our involvement in the development of the Sharecare website.  Under this method, we record our proportionate share of Sharecare’s net income or loss based on the financial results of Sharecare.  As of September 30, 2010, HSWI owned approximately 18% of the outstanding common stock of Sharecare.

The difference between the carrying amount of our investment balance in Sharecare and our proportionate share of Sharecare's underlying net assets was approximately $2.6 million as of September 30, 2010.  The difference is characterized as goodwill and is subject to review in accordance with ASC 323 for an other than temporary decline in value.  We eliminated our portion of intercompany profit included in Sharecare’s earnings during the three and nine months ended September 30, 2010, and our investment balance in Sharecare reflects the intercompany profit elimination of approximately $44,000 and $125,000 respectively.

For the nine months ended September 30, 2010, the Company recorded a non-cash adjustment to equity in loss of equity-method investment of approximately $0.1 million to correct our investment in unconsolidated affiliate balance.  The Company determined this out-of-period adjustment is not material to the condensed consolidated financial statements for the nine month period ended September 30, 2010, forecasted annual results for the fiscal 2010 or any prior period financial statements.

As a result of the issuance of common stock by Sharecare to a third party investor in September 2010, we recorded a change in interest gain of approximately $88,000, which is included in “Equity in loss of equity-method investment, net of tax” on the statement of operations.

During the three and nine months ended September 30, 2010, HSWI recorded revenue of approximately $1.7 million and $4.3 million, respectively, related to services performed under the Sharecare services agreement.

The following table shows select financial data of Sharecare as reported under the equity method:

	For the Three Month Period Ended September 30, 2010	For the Nine Month Period Ended September 30, 2010
Revenues	$1,094,551	$2,308,630
Gross profit	886,856	1,785,903
Loss from operations	(4,728,494)	(10,420,657)
Net loss	(3,858,350)	(8,645,192)
Proportional share of investee loss	$(690,645)	$(1,547,489)

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Because of our integrated business structure, operating costs included in one segment can benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.  Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment.  Corporate expenses include, among other items: corporate-level general and administration costs, technology costs and on-going maintenance charges; share-based compensation expense related to stock and stock option grants; depreciation and amortization expense; and interest expense and income.

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

Revenue, operating loss and total assets regarding reportable segments are presented in the following tables:

	Digital Online	Social	Web Platform
	Publishing	Media	Services	Corporate	Total

Three Months Ended September 30, 2010
Revenue	$37,004	$—	$2,001,437	$—	$2,038,441

Operating (loss) income	(266,358)	—	307,289	(622,503)	(581,572)
Interest income	54	—	—	3,007	3,061
Other income (loss)	(1,182)	—	—	(659,522)	(660,704)
Net (loss) income	$(267,486)	$—	$307,289	$(1,279,018)	$(1,239,215)

	Digital Online	Social	Web Platform
	Publishing	Media	Services	Corporate	Total

Three Months Ended September 30, 2009
Revenue	$42,171	$48,896	$—	$—	$91,067

Operating loss	(486,046)	(347,831)	—	(2,305,232)	(3,139,109)
Interest income	—	—	—	11,160	11,160
Other income	—	—	—	393,520	393,520
Net loss	$(486,046)	$(347,831)	$—	$(1,900,552)	$(2,734,429)

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Digital Online	Social	Web Platform
	Publishing	Media	Services	Corporate	Total

Nine Months Ended September 30, 2010
Revenue	$141,362	$—	$4,711,148	$—	$4,852,510

Operating (loss) income	(915,471)	—	783,522	(2,851,725)	(2,983,674)
Interest income	118	—	—	12,153	12,271
Other income (loss)	(605)	—	—	(1,267,173)	(1,267,778)
Net (loss) income	$(915,958)	$—	$783,522	$(4,106,745)	$(4,239,181)

	Digital Online	Social	Web Platform
	Publishing	Media	Services	Corporate	Total

Nine Months Ended September 30, 2009
Revenue	$131,555	$173,996	$—	$—	$305,551

Operating loss	(1,387,644)	(991,222)	—	(7,564,149)	(9,943,015)
Interest income	—	—	—	42,910	42,910
Other income	—	160,000	—	393,520	553,520
Net loss	$(1,387,644)	$(831,222)	$—	$(7,127,719)	$(9,346,585)

	September 30,	December 31,
	2010	2009

Total assets:
Web platform services	$585,595	$469,185
Social media	—	19,751
Digital online publishing	433,873	557,648
Business segments	1,019,468	1,046,584
Corporate	10,654,421	14,853,095
Total assets	$11,673,889	$15,899,679

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Stock-Based Compensation

HSWI has authorized 800,000 shares under the 2006 Equity Incentive Plan adopted April 13, 2006 (the “2006 Plan”), and an additional 275,000 shares under the 2010 Equity Incentive Plan adopted June 15, 2010 (the “2010 Plan”), for grant as part of long term incentive plans to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the 2006 Plan have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.  During the three months ended September 30, 2010, HSWI granted 8,000 shares of restricted stock with a grant date value of $2.10 to four members of the Board of Directors.

In accordance with current authoritative guidance, we measure stock-based compensation cost at the grant date based on the fair value of the award, and recognize it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended September 30, 2010 and 2009 was approximately $49,000 and $335,000, respectively.  As of September 30, 2010, unrecognized compensation expense relating to non-vested stock options approximated $1.1 million which we expect to recognize through September 2012.  For the quarter ended September 30, 2010, we granted options covering 149,020 shares at an average exercise price of $4.64.  During the nine months ended September 30, 2010 and September 30, 2009, no options were forfeited, expired or exercised.

The company uses the midpoint method to estimate the expected term for options granted as sufficient historical data regarding exercise of options is not available nor is information readily available regarding comparable plans sufficient to use as a basis to estimate the expected term value.

The grant date fair value of options vested during the three and nine months ended September 30, 2010, was approximately $52,000 and $142,000 respectively.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loss per share:

Net loss	$(1,239,215)	$(2,734,429)	$(4,239,181)	$(9,346,585)

Weighted average shares outstanding, basic and diluted	5,368,399	5,361,829	5,368,871	5,361,716

Net loss per share, basic and diluted	$(0.23)	$(0.51)	$(0.79)	$(1.74)

Weighted average shares outstanding	5,368,399	5,361,829	5,368,871	5,361,716

Dilutive securities	—	—	—	—

Total weighted average common shares and dilutive securities	5,368,399	5,361,829	5,368,871	5,361,716

We did not include stock options, restricted stock or warrants in the diluted earnings per share calculation above because they were anti-dilutive.  The following schedule describes our anti-dilutive securities not included in diluted net loss per share.

	Nine Months Ended September 30,
	2010	2009

Anti-dilutive securities not included in diluted net loss
per share calculation:
Stock compensation plans	817,249	741,251
INTAC options - fully vested	25,000	25,000
Warrants to purchase common stock	25,000	25,000
Total anti-dilutive securities	867,249	791,251

6.  COMPREHENSIVE LOSS

The components of total comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(1,239,215)	$(2,734,429)	$(4,239,181)	$(9,346,585)
Net change in foreign currency translation adjustment,
net of tax	6,858	16,324	(1,499)	46,311
Total comprehensive loss	$(1,232,357)	$(2,718,105)	$(4,240,680)	$(9,300,274)

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s revenue from Sharecare for the quarter and nine months ended September 30, 2010 totaled approximately $1.7 million and $4.3 million, respectively.  As of September 30, 2010, HSWI owned approximately 18% of the outstanding common stock of Sharecare.  The Company provides web platform services to Sharecare, and Sharecare represented 88% of accounts receivable from affiliates as of September 30, 2010.

In May 2010, the Company entered into an agreement with Discovery Communications, LLC (“Discovery”) to provide website development services to Discovery.  The Company’s web platform services revenue from Discovery, an affiliated entity, for the quarter ended September 30, 2010 totaled approximately $276,000, and Discovery represented 12% of accounts receivable from affiliates as of September 30, 2010.

In February 2010, the Company entered into a sublease agreement with Sharecare.  We record monthly rental expense of approximately $20,000, net of certain offsets, on a straight line basis over the life of the lease.

As of September 30, 2010, the Company had an outstanding payable due to its affiliate Discovery of approximately $86,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q.  This Form 10-Q contains forward-looking statements based on current expectations.  We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, the sufficiency of our cash resources, and the effects of general industry and economic conditions and are subject to risks and uncertainties including, but not limited to, those discussed below, in Part II, Item 1A. and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements.  Relevant risks and uncertainties include those referenced in our filings with the SEC, and include but are not limited to: risks related to the Sharecare transactions; reliance on third parties for content; economic and industry conditions specific to Brazil and China, such as the state of their telecommunications and internet infrastructure and uncertainty regarding protection of intellectual property; challenges inherent in developing an online business in Brazil and China, including obtaining regulatory approvals and adjusting to changing political and economic policies; governmental laws and regulations, including unclear and changing laws and regulations related to the Internet sector in China; general industry conditions and competition; general economic conditions, such as online advertising rates, interest rate and currency exchange rate fluctuations; and restrictions on intellectual property under agreements with third parties.  We also urge you to carefully review the risk factors set forth in Part II, Item 1A. and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009.

Business Overview and Recent Events

HSW International, Inc. (“HSWI” or the "Company") is an online media company engaged in both publishing and web platform technology that develops and operates Internet businesses focused on providing consumers in the world’s digital economies with locally relevant, high quality information.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSWI is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery Communications, Inc.’s (“Discovery”) HowStuffWorks.com, and in China for the digital publication of translated content from World Book, Inc. (“World Book”), publisher of World Book Encyclopedia.  Our co-founding and continuing development of Sharecare, Inc. (“Sharecare”) will create a highly searchable social Q&A healthcare platform organizing and answering the questions of health, in partnership with Harpo Productions, Sony Pictures Television, Discovery, Jeff Arnold, and Dr. Mehmet Oz.  We generate revenue primarily through service fees charged to clients for web platform development and operation services and the sale of online advertising on our websites.  We were incorporated in Delaware in March 2006.  Our headquarters are located at 3280 Peachtree Road, Suite 600, Atlanta, Georgia 30305.

In October 2009 the Company entered into and effectuated a series of transactions with Sharecare, Inc.  Sharecare is a venture among Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ Chief of Global Digital Strategy; Sony Pictures Television; and HSWI.  Sharecare was founded to develop and build a web platform that simplifies the search for health and wellness information by organizing all of the questions of health and providing multiple answers representing different points of view.  As a result of these transactions, we received an equity stake in Sharecare (20% initially, and approximately 18% as of September 30, 2010 as a result of subsequent sales of equity by Sharecare to third parties), sold substantially all of the assets of our DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for our own businesses.  Additionally, we issued a promissory note to Sharecare for $1.0 million, all of which was offset by services we provided to Sharecare, and the promissory note is now paid in full and cancelled.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired DailyStrength.  We generated revenue of approximately $1.7 million during the third quarter of 2010 as a result of performing services for Sharecare.  On October 7, 2010, the Sharecare website was launched.

Business Trends

A portion of our business consists of websites we recently established.  We expect that our business should grow as these websites achieve greater awareness within their markets, resulting in increased usage against which we can sell advertising.  While significant online advertising markets exist in Brazil, we believe it will take additional time for meaningful online advertisement rates to develop in China.  A recent addition to our service offering includes web platform services.  We intend to continue prudent investments in building this business for serving future customers.

Our Brazilian website ComoTudoFunciona, which launched in March 2007, is our most mature business.  The number of page views for ComoTudoFunciona increased by 39% during the third quarter of 2010 compared to the same period in 2009.  Additionally, the number of unique visitors to the website increased by 19.7% for the same periods.

Our Chinese website BoWenWang launched in June 2008, and results show usage development consistent with a recently launched website.  Unlike in Brazil, where we established our website with significant promotional commitments from one of the country’s largest Internet portals, BoWenWang launched with a focus on organic traffic development.  This contributed to initial usage trending below that in Brazil, though the overall traffic in China has now surpassed Brazil.  We believe that by focusing on developing business relationships to further the exposure of the website, we should be able to continue to grow usage but are cautious on the revenue outlook since the current economic environment in China and the rate of development of its Internet advertising market has been slower to develop than originally forecasted.  The number of page views for BoWenWang increased 265.7% during the third quarter of 2010 compared to the same period in 2009.  Additionally, the number of unique visitors to the website increased 69.1% for the same period.  We expect to see growth in the number of users and page views, which we believe should result in increased revenues for our Chinese website.

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

The overall advertising market has declined in recent years, and the growth of online advertising in Brazil and China in future years may be lower than previously expected.  We believe that the value of our international assets will be recognized over a longer-term horizon, as online advertising markets develop for Brazil and China and as the websites’ traffic fundamentals improve.  Due to the fact that our near-term performance may be impacted by the state of online advertising markets, we may experience changes in financial measures used to estimate fair values, which may further lead to non-cash impairment charges to our long-lived assets.  As of September 30, 2010, we have an indefinite lived intangible asset for our license to operate in China recorded at approximately $1 million.

Given our investments and progress in building our infrastructure and developing our personnel over the past years, we began offering web platform services to other companies seeking cost effective solutions for developing and operating innovative websites in 2009.  Our newest business leverages our existing expertise in innovative web platform design and development, including our own websites in Brazil and China as well as the Web 3.0 platform we are developing, and our ability to support and service web platforms and applications.

We continue to invest in building what we believe are the necessary employee and systems infrastructures required to manage our operational growth and develop and promote our products and services.  Additionally, we plan to maintain an awareness of the alignment of our administrative costs and revenues, and make operating adjustments as we believe necessary to best position HSW International for success.

Our Operations

ComoTudoFunciona – HowStuffWorks Brazil

ComoTudoFunciona (http://hsw.com.br) is Brazil's online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from HSWI's São Paulo offices.  ComoTudoFunciona was established in March 2007, and as of September 30, 2010, had published over 6,350 articles that were either originally created content or translated and localized from HowStuffWorks.  We are continuing to implement our business strategy in Brazil as we focus on expansion by adding original proprietary digital content designed to meet the information needs of the Brazilian online community, expanding the amount of translated content from HowStuffWorks, pursuing strategic business partnerships, and refining local marketing and business development strategies.  We recognized approximately $32,000 and $131,000 of revenue from Brazil during the three and nine months ended September 30, 2010, and $33,000 and $114,000 during the three and nine months ended 2009, respectively.  Results of operations are included in the digital online publishing reporting segment.

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

BoWenWang is the exclusive digital publisher in China of translated HowStuffWorks content.  In September 2008, we entered into an exclusive content partnership with World Book, Inc. to dramatically increase the amount of content published on BoWenWang.  In 2009, World Book created thousands of original Chinese-language articles providing information on many branches of knowledge, including arts, sciences, technology, mathematics, sports, and recreation, exclusively for our Chinese website.  At September 30, 2010, we published over 14,555 articles in China.

Revenue generated from the operations based in China was approximately $10,000 during the nine months ended September 30, 2010, and $18,000 during the nine months ended September 30, 2009.  Results of operations are included in the digital online publishing reporting segment.

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

On October 30, 2009, we sold substantially all of the assets of DailyStrength to Sharecare as part of the Sharecare Transactions.  As a result, DailyStrength, previously reported in our Social Media segment, is no longer an operating segment of our Company.  Instead, we provide services to Sharecare for the DailyStrength website under the Letter Agreement for Services described below.  In addition, we own a minority investment in Sharecare, as further discussed below.  Results of operations for DailyStrength for the three and nine months ended September 30, 2009 are included in the social media reporting segment.

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

We account for our investment in Sharecare under the equity method of accounting.  For the three and nine months ended September 30, 2010, we recognized a loss in the equity investment of $660,000 and $1.3 million, respectively, net of taxes.

Web Platform Services

In October 2009, the Company entered into a Letter Agreement for Services with Sharecare pursuant to which the Company agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  Sharecare agreed to pay us for the fully burdened cost of our personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee for services performed.  Since its inception, this agreement has been amended twice to extend its term and will currently expire on December 31, 2010, unless the Company and Sharecare agree to extend the term or enter into a new services agreement.  We are currently in discussions with Sharecare regarding this matter.

The majority of our revenue recognized in our web platform services segment in the third quarter of 2010 resulted from the services we performed for Sharecare.

Results of Operations

The following table sets forth our operations for the three months and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenue
Web platform services from affiliates	$2,001,437	$—	$4,711,148	$—
Social media	—	48,896	—	173,996
Digital online publishing	37,004	42,171	141,362	131,555
Total revenue	2,038,441	91,067	4,852,510	305,551

Cost of services	1,698,423	393,267	3,960,261	1,156,685

Gross margin	340,018	(302,200)	892,249	(851,134)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $49,036 and $334,674 for
the three months ended September 30, 2010 and 2009, respectively, and $124,950 and $1,690,924 for the nine months ended September 30, 2010 and 2009, respectively)	846,952	2,713,644	3,639,873	8,731,057
Depreciation and amortization	74,638	123,265	236,050	360,824
Total operating expenses	921,590	2,836,909	3,875,923	9,091,881

Total operating loss	(581,572)	(3,139,109)	(2,983,674)	(9,943,015)

Other income
Interest income	1,878	11,160	11,666	42,910
Other income	—	393,520	—	553,520
Total other income	1,878	404,680	11,666	596,430

Loss from operations before income taxes and equity in loss of equity method investment	(579,694)	(2,734,429)	(2,972,008)	(9,346,585)

Equity in loss of equity-method investment, net of taxes	(659,521)	—	(1,267,173)	—

Net loss	$(1,239,215)	$(2,734,429)	$(4,239,181)	$(9,346,585)

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

In October 2009 the Company entered into a Letter Agreement for Services with Sharecare pursuant to which the Company agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  In May 2010, the Company entered into an agreement with Discovery Communications, LLC (“Discovery”) to provide website development services to Discovery.  The operating results for services performed under both the Sharecare Services and Discovery agreements are included in the web platform services segment.

Revenue
Total revenue for the three months ended September 30, 2010 was approximately $2.0 million, an increase of approximately $1.9 million from the comparable period in 2009.  The increase was primarily due to the introduction of our web platform services, which generated approximately $2.0 million during the three months ended September 30, 2010.  Revenue generated from our Digital Online Publishing segment was approximately $37,000 and $42,000 for the three months ended September 30, 2010 and September 30, 2009, respectively.  For the three months ended September 30, 2010, our Brazil-based website generated approximately 38% of revenue from the Digital Online Publishing segment from paid-for-impression advertising and 62% from pay-per-performance ads.  For the three months ended September 30, 2009, our Brazil-based website generated approximately 39% of revenue from the Digital Online Publishing segment from paid-for-impression advertising and 61% from pay-per-performance ads.

Total revenue for the nine months ended September 30, 2010 was approximately $4.9 million, an increase of approximately $4.5 million from the comparable period in 2009.  The increase was due to the introduction of our web platform services, which generated approximately $4.7 million during the nine months ended September 30, 2010.  No revenue was generated from our web platform services segment during the first nine months of 2009.  Revenue generated from our Digital Online Publishing segment was approximately $141,000 for the nine months ended September 30, 2010.  For the nine months ended September 30, 2010, our Brazil-based website generated approximately 56% of revenue from the Digital Online Publishing segment from paid-for-impression advertising and 44% from pay-per-performance ads. For the nine months ended September 30, 2009, our Brazil-based website generated approximately 57% of its revenue from the Digital Online Publishing segment from paid-for-impression advertising and 43% from pay-per-performance ads.

In October 2009, we sold substantially all of the assets of the Social Media segment.  Therefore, no revenue was recognized for this segment for the three months and nine months ended September 30, 2010.

Cost of Services
Cost of services includes the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs incurred to support our web platform services including labor, content and third party platform support services. These costs were $1.7 million and $4.0 million for the three and nine months ended September 30, 2010, and $393,000 and $1.2 million for the three and nine months ended September 30, 2009, respectively.  The increase is primarily attributable to costs incurred to support our web platform services.

Operations - Selling, General and Administrative Expenses
Our total selling, general and administrative expenses decreased by $1.9 million from $2.7 million to $847,000 for the three months ended September 30, 2010 and 2009, respectively.  In conjunction with our new web platform services business, we redirected existing resources that provided technology support in the first nine months of 2009 to this segment to provide services to our web platform customers.  As these costs support the web platform services revenue, they have been recorded as cost of services for the three month period ended September 30, 2010, thereby creating a decrease in our selling, general and administrative expense compared to the respective periods ended September 30, 2009.  Additionally, our stock-based compensation expense for the three months ended September 30, 2010 was $286,000 less than the same period in 2009, reflecting vesting of options at our higher stock prices in earlier periods.

Our total selling, general and administrative expenses decreased by $5.1 million from $8.7 million to $3.6 million for the nine months ended September 30, 2010 and 2009, respectively.  In conjunction with our new web platform services business, we redirected existing resources that provided technology support in the first half of 2009 to this segment to provide services to our web platform customers.  As these costs support the web platform services revenue, they have been recorded as cost of services for the nine month period ended September 30, 2010, thereby creating a decrease in our selling, general and administrative expense compared to the periods ended September 30, 2009.  Additionally, our stock-based compensation expense for the first nine months of 2010 was $1.6 million less than the same period in 2009, reflecting vesting of options at our higher stock prices in earlier periods.

Other Income
Total other income decreased approximately $585,000 for the nine months ended September 30, 2010, compared to the same period in 2009 due to income from a contract termination payment from a former customer recognized in the first quarter of 2009, as well as lower interest rates and less cash on hand resulting in lower interest income during 2010.

Loss in Equity Investment
We account for our investment in Sharecare under the equity method of accounting.  For the three and nine month periods ended September 30, 2010, we recognized a loss in the equity investment of $660,000 and $1.3 million, respectively, net of taxes.

Income Tax Benefit
There was no tax benefit as of September 30, 2010 as a full valuation allowance was recorded against our deferred tax assets.

Recent Accounting Pronouncements
Recent accounting pronouncements are summarized in Note 2 to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents was $6.2 million at September 30, 2010, compared to $8.7 million at December 31, 2009.  The decrease in cash is primarily due to the use of working capital to fund operations.

	Nine Months Ended September 30,
	2010	2009

Cash flows
Used in operating activities	$(2,430,183)	$(6,598,719)
Used in investing activities	(112,708)	(118,606)
Provided by financing activities	—	—
Net change in cash and cash equivalents	(2,542,891)	(6,717,325)
Impact of currency translation on cash	(1,499)	40,537
Cash and cash equivalents at beginning of period	8,724,546	18,020,159
Cash and cash equivalents at end of period	$6,180,156	$11,343,371

Cash flows from operations
Our net cash used in operating activities during the nine months ended September 30, 2010 decreased by approximately $4.2 million compared to the same period in 2009 due to increased cash flow from revenue, cost-cutting measures and reductions in professional fees.

Cash flows from investing activities
During the nine months ended September 30, 2010, net cash used in investing activities, related to the purchase of property, plant & equipment, was approximately $113,000 compared to $119,000 in the same period of 2009.

Cash flows from financing activities
For the nine months ended September 30, 2010 and September 30, 2009, there was no net cash provided by financing activities.

Liquidity Considerations
The market for online advertising in Brazil and China is developing at a slower rate than expected, in part due to the global financial downturn of recent years.  In consideration of market conditions and near-term revenue expectations, we implemented cost reductions to reduce overhead and better align our costs with our strategic initiatives.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our objectives of funding ongoing operations and continuing to make technological investments in our websites and their respective brands.

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

We expect that our service agreements to provide web platform services to customers will continue to generate revenues for our company and we are continuing to seek new customers for the business.  However, as our largest customer, Sharecare, is a recently-formed entity and our service agreement with Sharecare expires in December 2010, there can be no assurance that the amounts generated will be sufficient to cover our liquidity needs for the long-term.

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

In June 2010, China announced that it will no longer tightly couple the value of its currency, the Renminbi, to the U.S. Dollar.  Additionally, many governments including that of the United States are advocating that China allow the value of the Renminbi to rise relative to the U.S. Dollar and other currencies.  While the outcome of China’s new currency policy is unknown, the Renminbi has since risen approximately 2% against the U.S. Dollar and may further significantly increase.  Because we fund our China operations with our treasury funds, which are held in U.S. Dollars, an increasing Renminbi value effectively increases our costs of operations in China.  We continue to monitor the applicable exchange rates and administer our treasury plans accordingly.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At September 30, 2010, 99% of our cash was denominated in U.S. dollars.  The remaining 1% was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  We do not use any derivative financial instruments to mitigate any of our currency risks.  The net assets of our foreign operations at September 30, 2010, were approximately $277,000.

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

The Company is in the process of developing Internet businesses, including publishing businesses in two emerging markets, and a web services business.  We currently operate at a loss and with a substantial negative cash flow from operations.  While we believe that our cash resources on hand are sufficient to fund these businesses for a period of at least 12 months, our cash resources are not sufficient to fund these businesses for an extended period beyond that unless revenues increase significantly or we find other sources of capital, neither of which can be assured.  Our management and directors continually evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities.  Accordingly, we might decide to suspend our activities in one or more of our markets in order to focus our limited resources in the other(s).

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

We could incur asset impairment charges for intangible assets or other long-lived assets.

We have intangible assets and other long-lived assets, and future financial performance lower than anticipated or changes in estimates and assumptions, which in many cases require significant judgments, could result in impairment charges.  We test intangible assets that are determined to have an indefinite life for impairment on a reporting unit basis during the fourth quarter of each fiscal year, and assess whether factors or indicators, such as unfavorable variances from established business plans, significant changes in forecasted results or volatility inherent to external markets and industries, become apparent that would require an interim test.  Adverse changes in the operating environment and related key assumptions used to determine the fair value of our indefinite lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of advertising revenues earned by our reporting units were to be less than projected or if additional regulatory changes in China were to negatively impact our business, an impairment charge for a portion or all of the assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

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

The online publishing and web platform services markets are highly competitive.  We encounter significant competition across our business lines and in each market in which we offer our products and services.  In the online publishing market, we expect that our competitors will include (i) national Internet portals in China such as Baidu, Shanda Interactive Entertainment, Sina, sohu.com and tom.com, and (ii) national websites in Brazil such as Terra and UOL, all of which will compete with us for online advertising revenue and end users.  Many of our competitors have more experience, resources and website visitors than us.  In the web platform services market, many of our competitors have been providing similar services for an extended period of time, and have developed established brands, reputations, offerings, and client bases.  Many of our web platform services competitors have more experience and resources than we do.

Resales of our common stock and additional obligations to issue our common stock may cause the market price of our stock to fall.

As of September 30, 2010, there were approximately 5,376,355 shares of our common stock outstanding, and options and warrants to purchase another approximately 816,600 shares outstanding.  At September 30, 2010, we also had reserved an additional 135,000 shares for future issuance under our equity compensation plans.  Resales of outstanding shares or issuance of new shares could depress the market price for our common stock.

Various factors could negatively affect the market price or market for our common stock.

The market for and price of our common stock could be affected by the following factors:

•	general market and economic conditions;
•	our common stock has been thinly traded; and
•	minimal third party research is available regarding our company.

Additionally, the terms of the Discovery Merger provided that payment to HowStuffWorks shareholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead are  payable to HowStuffWorks’ former shareholders in three semi-annual installments.  The installments were planned to begin in October 2008; however, the shareholder representative has not authorized payment as of September 30, 2010.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock Discovery owns in the future may fall due to a combination of reasons.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares HowStuffWorks owns in the future.  If Discovery and HowStuffWorks’ former shareholders’ representative elect to distribute shares of our common stock to former HowStuffWorks shareholders, a significant number of shares may be sold by such shareholders relative to the daily market trading volumes for our common stock.  These factors could also affect our common stock, and depress the market price for our common stock or limit the market for resale of our common stock.

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

Some of our revenues and operating expenses are denominated in Chinese Renminbi.  Currently, we may purchase foreign exchange for settlement of “current account transactions” without the approval of the SAFE.  We may also retain foreign exchange in our current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends.  However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

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

As of September 30, 2010, Discovery owned approximately 42.7% of our outstanding shares of common stock through its HowStuffWorks subsidiary.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of Discovery.

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

HSW INTERNATIONAL, INC.

Date: November 12, 2010	By:	/s/ Shawn G. Meredith
Shawn G. Meredith
Chief Financial Officer