Form 10-K
HSW International, Inc.
filed 2011-03-29
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At March 28, 2011, 5,424,455 shares of the Registrant’s common stock, $0.001 par value per share, were outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $4,360,430 as of June 30, 2010, based on the closing price of the Common Stock on that date on the Nasdaq Global Market.  Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person might be deemed to be an affiliate.  This determination of affiliate status might not be conclusive for other purposes.

Documents incorporated by reference:

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

ITEM 1.  BUSINESS

Overview

HSW International, Inc. (“HSWI”, “HSW International”, or the "Company") is an online media company that develops and operates next-generation web publishing platforms combining traditional web publishing with social media.  Our co-founding and continuing development of Sharecare, Inc. created a highly searchable social Q&A healthcare platform organizing and answering the questions of health with Harpo Productions, Sony Pictures Television, Discovery Communications, Jeff Arnold, and Dr. Mehmet Oz.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSWI is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery, Inc.’s HowStuffWorks.com, and in China for the digital publication of translated content from World Book, Inc., publisher of World Book Encyclopedia.  We generate revenue primarily through service fees charged to clients for web platform development and operation services and the sale of online advertising on our websites.  Information on our websites is not incorporated by reference into this Form 10-K.  We were incorporated in Delaware in March 2006.  Our headquarters are located at 3280 Peachtree Road, Suite 600, Atlanta, Georgia 30305.

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

In 2008, we decided to further leverage our web publishing infrastructure, diversify our initial focus on emerging economies, and enter the healthcare digital market.  We participated in the founding of Sharecare, and in October 2009 we acquired an equity position in Sharecare, became its development partner, and sold to it substantially all assets of our DailyStrength health social networking business.  As the global economic environment remains tenuous and we continue to have lowered expectations for near-term growth in the emerging economies, we believe our diversification into the world’s largest online advertising economy – the United States – provides greater access to digital revenues.

HSW International established a new web platform services line of business in 2009, to provide highly customized services and web platforms to other companies seeking cost effective solutions for innovative content-focused websites.  We have licensed rights to use the Web 3.0 platform, a next-generation web publishing platform combining traditional web publishing with social media, we developed for Sharecare.  These rights allow us to create new opportunities in the United States and other markets, and our strategy is to enter into relationships to design, develop, and operate the web platforms for other companies.  This direction allows us to leverage HSWI's expertise in online publishing and provide a source of revenue for the Company.  We also recognize the value of developing our own product based on the Web 3.0 platform and intend to pursue opportunities with strategic partners to plan, develop and build content vertical websites unique to HSWI.

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

The merger agreement between Discovery and HowStuffWorks provided that payment to the former HowStuffWorks shareholders for a significant portion of its ownership of our common stock would not be paid at the October 2007 closing of the transaction, but instead would be available to be paid in three semi-annual installments.  The installments were planned to begin in October 2008; however, no payment has occurred as of December 31, 2010.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock Discovery indirectly owns in the future may fall due to the potential distributions pursuant to the terms of the Discovery Merger.  At December 31, 2010, Discovery, through HowStuffWorks, owned approximately 43% of our outstanding common stock.

Recent Developments

Sharecare Transactions

On October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare (the "Sharecare Transactions"), which was established as a venture between: Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ Chief of Global Digital Strategy; Sony Pictures Television; and HSWI.  Sharecare was created to build a web-based platform that simplifies the search for health and wellness information by organizing a vast array of the questions of health and providing multiple answers from experts, organizations, publishers, and caregivers representing various points of view.

As a result of these transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for HSWI's own businesses.  As of March 28, 2011, HSWI owned approximately 16.5% of Sharecare with an option to increase its ownership position to approximately 18% and had representation on its board of directors.  We consider Sharecare a related party.  Further information about Sharecare is available at http://sharecare.com, we do not incorporate any information on the site into this Form 10-K.

We are a founding partner of Sharecare and provided the technology development services for Sharecare through our Web Platform Services division. These services resulted in the development of a unique platform that features interactive questions and answers combining expert content and social media and enabling efficient and intuitive consumption of health and wellness content. We began development of the platform for Sharecare in July 2009, and Sharecare.com was launched in October 2010. Effective January 1, 2011, we entered into an extension of our agreement to provide web platform management and support services to Sharecare through December 31, 2011, and expect to fully transition these services to Sharecare by the end of this most recent extension.

On November 17, 2010, Sharecare completed a sale of additional equity securities to its founding stockholders.  Rather than purchase its pro rata share of equity securities offered in the financing, HSWI purchased an option to purchase at a later date its pro rata share of Sharecare’s equity securities.  HSWI purchased the option for a percentage of the purchase price of its pro rata share of equity securities offered in the financing.  The option expires on July 30, 2011, and may be exercised in whole (but not in part) at any time prior to that date by payment of the aggregate exercise price of the equity shares to be purchased.

ComoTudoFunciona – HowStuffWorks Brazil

We are continuing to evaluate our business strategy in Brazil in light of our challenges in generating revenues despite achieving meaningful traffic levels.  In February 2011, we implemented cost-saving measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives.  We believe our resources can be better applied to developing and establishing new content vertical websites leveraging the Web 3.0 platform we developed, and as a result are managing our cash flows in Brazil while evaluating our opportunities.

Products and Services

Web Platform Services

In 2009, we established Web Platform Services as a new line of business and operating segment to capitalize on the Company's web publishing and social media expertise and core competency of developing and operating web platforms and Internet businesses.

We developed, launched, and began operating Ask Dr. Oz (http://doctoroz.com/ask) in September 2009 for Sharecare as the first website of our Web Platform Services business.  We entered into an agreement with Sharecare, on October 30, 2009, to design, develop, launch and operate Sharecare's Web 3.0 platform.  The Sharecare website was launched in October 2010 featuring a database of interactive questions and answers about healthcare information with input from physicians, nurses, and hospitals, representing multiple points of view on a variety of topics.  As part of this relationship, HSWI received a license to use this Web 3.0 platform for certain of its own businesses outside of the health and wellness markets.

For Discovery Communications, we launched Curiosity Online (http://curiosity.discovery.com/) on September 30, 2010, and are continuing development work on the initiative.  We intend to expand our Web Platform Services to additional clients in the coming year, while we actively develop content vertical websites owned by HSWI that we intend to launch as a new business line taking advantage of our platform know-how and expertise.

ComoTudoFunciona – HowStuffWorks Brazil

ComoTudoFunciona (http://hsw.com.br) is Brazil's online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from HSWI's São Paulo offices.  ComoTudoFunciona was established in March 2007, and as of December 31, 2010, had published over 6,700 articles that were either originally created content or translated and localized from HowStuffWorks.  We are continuing the development of our business strategy in Brazil and are searching for a strategic media partner to build brand recognition and provide greater exposure to our

Portuguese content.  We are continuing to evaluate our business strategy in Brazil.  In February 2011, we implemented certain cost-savings measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives.

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

BoWenWang is the exclusive digital publisher in China of translated HowStuffWorks content.  In September 2008, we entered into an exclusive content partnership with World Book, Inc. to dramatically increase the amount of content published on BoWenWang.  In 2009, World Book created thousands of original Chinese-language articles providing information on many branches of knowledge, including arts, sciences, technology, mathematics, sports, and recreation, exclusively for our Chinese website.  At December 31, 2010, we had published almost 14,700 articles in China.

In July 2010, we entered into a content distribution and branding relationship for our BoWenWang website with NetEase (NASDAQ: NTES), one of China's largest web portals with over 500 million page views per day. NetEase features our articles on a BoWenWang branded section of NetEase's portal. NetEase also provides promotional links as part of the relationship, directing users to BoWenWang for additional related content.

DailyStrength

On October 20, 2009, we sold substantially all of the assets of DailyStrength to Sharecare as part of the Sharecare Transactions.  We now provide services to Sharecare for the DailyStrength website. DailyStrength.org offers content authored by medical professionals based on current topics, support groups, a treatment directory with definitions, private messaging, message boards and personal goal trackers, and primarily serves English-speaking territories such as the United States, Canada, Australia and the United Kingdom.  The medical panel of professionals contributes articles and journals providing insight to a number of topics relevant to the DailyStrength user group and communities.  Additionally, DailyStrength offers users and members the opportunity to launch communities for groups of like-minded individuals regarding topics of personal significance using leading community tools to interact.

Sales & Support

We have sales operations in Brazil and China to service advertisers and customers for our businesses.  We conduct sales for the websites in Brazil and China through a direct sales force, as well as strategic relationships with companies that can represent our advertising inventory.

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

Much of our marketing effort is in fostering word-of-mouth momentum by providing high-quality products and services and using public relations efforts.  Additionally, we enter into relationships with local businesses to provide awareness of and traffic to our products and services.  We also engage in advertising designed to inform potential users and customers about our products and services.  We have not yet commenced any marketing activities for our Web Platform Services.

Competition

The online publishing business is highly competitive.  We encounter significant competition in each market in which we offer our products and services.  Our competitors include (i) national Internet portals in China such as Baidu, Shanda Interactive Entertainment, Sina, sohu.com and tom.com, and (ii) national websites in Brazil such as Terra and UOL, all of which compete with us for online advertising revenue and end users.

Our Web Platform Services business provides services that relate to the design, development and operation of websites for Sharecare.  We currently have a services contract with Sharecare that expires in December 2011.  We are likely to be subject to competition from other website service providers in seeking to acquire other clients for this business.  Website service providers vary in their offerings and the market is highly competitive due to low barriers to entry and a large number of competitors.

Intellectual Property

We rely upon  trademark, copyright and trade secret laws in various jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brand.  We do not own any patent or copyright registrations.  We hold various trademarks for our brands, and we have additional applications pending.

A number of threats exist to our intellectual property rights.  Effective intellectual property protection may not be available in every country in which we intend to distribute products and services.  Additionally, it may be time consuming and costly for us to protect our intellectual property, and even then such steps may not be sufficient or effective.

We license many technologies used in our businesses, including licenses to content owned by HowStuffWorks.  Although we do not believe that our technologies or services infringe the proprietary rights of any third parties, we cannot ensure that third parties will not assert claims against us in the future or that these claims will not be successful. For a further discussion of our intellectual property rights, see "Risk Factors – We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, may materially disrupt our business" in Part I, Item 1A of this Report.

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

The PRC Ministry of Information Industry (“MII”), the Chinese governmental agency that regulates the Internet in China, has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider.  Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities.  The areas of regulation include, among others, online advertising, online news reporting, online publishing, online securities trading, online community, online video, and the provision of industry specific (e.g., drug-related) information over the Internet.  Other aspects of our online operations may be subject to regulation in the future.

The MII also promulgated a directive, effective January 31, 2008, providing that online videos can only be broadcast or streamed by state-owned or controlled companies.  The MII provided subsequent interpretation to exclude certain websites that existed prior to the directive.  This directive may prevent our Chinese website from displaying online videos, which could have a material effect on the business.  During 2010, there were recent indications of an easing of restrictions for entry into China’s business environment, which could reduce the time and cost required to obtain business licenses by a hypothetical new market participant.

Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure.  This could also be detrimental to our business.

Employees

As of December 31, 2010, we had 66 employees located in: Atlanta, Georgia, USA; São Paulo, Brazil; and Beijing, China.

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

We have a limited operating history and our business strategy is evolving, so we have limited experience in the web platform, vertical website and international Internet markets.  We are in varying development stages of our business, with a limited operating history upon which investors and others can evaluate our current business and prospects.  Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Some of the risks and difficulties we expect to encounter include our ability to:

•	successfully commercialize and monetize our assets;
•	successfully attract advertisers for our websites and clients for our web platform services;
•
continue to raise additional working capital, the lack of which would likely have a significant negative impact on our long term business plan and our ability to take advantage of our strategic alliances and to successfully execute our expansion plan;

•	manage our expense structure as a U.S. public company including, without limitation, compliance with the Sarbanes Oxley and Dodd Frank Acts;
•	manage the anticipated rise in operating expenses;
•	manage and implement successfully new business strategies;
•	adapt and successfully execute our evolving and unpredictable business model, with which we will have only limited experience;
•	establish and take advantage of contacts and strategic relationships;
•	adapt to our potential diversification into other industries and geographic regions;
•	manage and adapt to rapidly changing and expanding operations;
•	implement and improve operational, financial and management systems and processes;
•	respond effectively to competitive developments;
•	attract, retain and motivate qualified personnel; and
•	manage each of the other risks set forth in this report.

Because of our lack of operating history and the early stage of development of our business, we will have limited insight into trends and conditions that may exist or emerge and affect our business, especially with respect to the web platform and online publishing market.  We cannot be certain that our business strategy will be successful or that it will successfully address these risks.  Any failure by us to successfully implement our new business plans could have a material adverse effect on our business, results of operations and financial condition.

We may not have sufficient liquidity to support the time required for our business to fully develop.

The Company is in the process of developing global Internet businesses, including publishing businesses in two emerging markets, a web services business, and intends to pursue opportunities to plan, develop and build new content vertical websites in the United States.  We currently operate at a loss and with a substantial negative cash flow from operations.  While we believe that our cash resources on hand are sufficient to fund these businesses for a period of at least 12 months, our cash resources are not sufficient to fund these businesses for an extended period beyond that unless revenues increase significantly or we find other sources of capital, neither of which can be assured.  Additionally, the development of our new content vertical website will require additional sources of capital for the Company.  Our management and directors continue to evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities.  Accordingly, we might decide to suspend our activities in one or more of our markets in order to focus our limited resources in the other(s).  We may also need to raise additional funds for our business or the development of new initiatives, which may be dilutive to our stockholders.

We may not be able to raise additional funds when needed for our business or to exploit opportunities.

We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities.  If required, we may attempt to raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements such as the revolving credit agreement entered into in March 2011 and further described in the Liquidity and Capital Resources section of this Form 10-K.  In addition to this revolving credit agreement, there can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

If we default on our credit facility, we might incur substantial penalties and impair our ability to raise additional capital.

In March 2011 we entered into a senior revolving credit agreement with Theorem Capital, LLC under which Theorem Capital extended us a line of credit of up to $1.0 million for a period of one year, subject to renewal.  Our credit agreement contains covenants that we consider usual and customary for an agreement of this type, including restrictions on incurring additional indebtedness, maximum trade obligations and accrued expenses and other current liabilities, use of loan proceeds and payment of dividends. Upon the occurrence of an event of default, including payment defaults, breaches of covenants, insolvency proceedings and events having a material adverse effect on our financial condition, business assets, operations or property, Theorem Capital may declare all outstanding obligations under the credit agreement due and payable and the aggregate unpaid principal balance of any borrowings, and any other obligations under the credit agreement will bear interest at a default rate of 11% per annum until the event of default is waived or cured or all outstanding obligations are paid in full.  Additionally, if we were to default on the credit agreement, it could subject us to lawsuits, deplete our cash reserves, and hinder our ability to raise additional capital in the future.  If we breach our covenants or otherwise default on this credit agreement, it could have an adverse impact on our financial condition, which could in turn have an adverse affect on the price of our stock.

Our new web platform services line of business may not prove to be profitable.

We intend to offer web platform services to other customers, but we have limited sales, marketing and other resources and may not be successful in obtaining those customers.  Because Sharecare and Discovery Communications the customers generating virtually all of our web platform services revenue to date are related parties, the pricing and other terms included in those current agreements may not be indicative of the terms we can successfully obtain in arms-length transactions with other customers.  We have limited experience in this line of business, and will be subject to competition with companies with greater resources and experience.  Due to these factors, we may be unable to achieve profitability in this new line of business.

We may not be able to successfully establish a personal finance content vertical website.

We intend to develop, launch and operate a personal finance content vertical website leveraging the Web 3.0 platform developed by HSWI.  We have limited experience in personal finance, and limited sales, marketing, and other resources related to the operations and revenue generation for a United States-based website.  Additionally, we expect steep competition from established sources for financial information on the Internet.

Our services agreement with Sharecare, which provided the vast majority of our 2010 revenue, will expire at the end of the year.

We currently provide web development, design and management services to Sharecare under a services agreement which provided approximately 90% of our revenues for 2010.  This agreement will expire in December 2011, and we do not expect the Company and Sharecare will extend the term or enter into a new services agreement.  As Sharecare has developed its operations and grown, it has made the strategic dectision to transition these web development, design and management services inhouse.  This expiration will cause us to lose a significant source of revenue, which would hurt our financial results and condition if the revenue is not replaced with other sources.

We generate revenue on our international sites from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

Economic uncertainty as well as the risk associated with an emerging market has had and might continue to have a direct impact on our revenue.  We cannot predict the timing, strength or duration of the current economic issues or the subsequent economic recovery generally or in the online advertising market.  If the economy or markets in which we operate worsen, our business, financial condition and results of operations will likely be materially and adversely affected.  Our advertisers can generally terminate their contracts with us at any time.  Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner.  If we are unable to be competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.  In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

We may not succeed in marketing and monetizing our international assets to potential customers or developing strategic partnerships for the distribution of our products and services.

Our plans to market and monetize our assets in the Chinese and Brazilian online markets through the Internet are still relatively new and unproven.  Moreover, we will have limited experience in determining the pricing of the products and services that we plan to develop.  We may not be successful in establishing a customer base or strategic partnerships for the distribution of our products and services.  If we are not successful in developing, releasing and marketing these products and services on a profitable basis, our results of operations would be materially and adversely affected.

We may not have the resources available to simultaneously develop operations in China and Brazil.  Accordingly, there may be a delay in developing such operations or we might decide not to pursue these markets, which could affect our business plan and results of operations.

We could incur asset impairment charges for intangible assets or other long-lived assets.

We have intangible assets and other long-lived assets, therefore future financial performance lower than anticipated or changes in estimates and assumptions, which in many cases require significant judgment, could result in impairment charges.  We test intangible assets that are determined to have an indefinite life for impairment on a reporting unit basis during the fourth quarter of each fiscal year, and assess whether factors or indicators, such as unfavorable variances from established business plans, significant changes in forecasted results or volatility inherent to external markets and industries, become apparent that would require an interim test.  Adverse changes in the operating environment and related key assumptions used to determine the fair value of our indefinite lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. For example in December 2010 we recorded an impairment charge of $488,560, primarily because of changes in our assumptions as to the time and cost required to obtain licenses to operate in China similar to the ones we hold today.  In addition, if the rate of growth of advertising revenues earned by our China operations were to be less than projected or if additional regulatory changes in China were to negatively impact our business, an impairment charge for a portion or all of the assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

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

The online publishing and web platform services markets are highly competitive.  We encounter significant competition across our business lines and in each market in which we offer our products and services.  In the online publishing market, we expect that our competitors  include (i) national Internet portals in China such as Baidu, Shanda Interactive Entertainment, Sina, sohu.com and tom.com, and (ii) national websites in Brazil such as Terra and UOL, all of which compete with us for online advertising revenue and end users.  Many of our competitors have more experience, resources and website visitors than us.  In the vertical website and web platform services markets, many of our competitors have been providing similar services for an extended period of time, and have developed established brands, reputations, offerings, and client bases.  Most of our vertical website and web platform services competitors have more experience and resources than we do.

Resales of our common stock and additional obligations to issue our common stock may cause the market price of our stock to fall.

As of December 31, 2010, there were approximately 5,375,455 shares of our common stock outstanding, and options and warrants to purchase another approximately 971,700 shares outstanding.  At December 31, 2010, we also had reserved an additional 120,318 shares for future issuance under our equity compensation plans.  Resales of outstanding shares or issuance of new shares could depress the market price for our common stock.

Various factors could negatively affect the market price or market for our common stock.

The market for and price of our common stock could be affected by the following factors:

•	general market and economic conditions;
•	our common stock has been thinly traded; and
•	minimal third party research is available regarding our company.

Additionally, the terms of the Discovery Merger provided that payment to HowStuffWorks shareholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead are  payable to HowStuffWorks’ former shareholders in three semi-annual installments.  The installments were planned to begin in October 2008; however, the shareholder representative had not authorized payment as of December 31, 2010.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock Discovery owns in the future may fall due to a combination of reasons.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares HowStuffWorks owns in the future.  If Discovery and HowStuffWorks’ former shareholders’ representative elect to distribute shares of our common stock to former HowStuffWorks shareholders, a significant number of shares may be sold by such shareholders relative to the daily market trading volumes for our common stock.  These factors could also affect our common stock, and depress the market price for our common stock or limit the market for resale of our common stock.

We might not be able to remain listed on The NASDAQ Stock Market.

In September 2009, we received a notice from The NASDAQ Stock Market indicating that we no longer complied with the continued listing requirement that our shares of common stock maintain a minimum closing bid price of $1.00.  In response, we conducted the Reverse Split and regained compliance with continued listing standards.  In March 2010 the Company received a notice from The NASDAQ Stock Market indicating that we were not in compliance with the continued listing requirement that the publicly held shares of the Company, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more of the total shares outstanding, maintain a minimum market value of $5,000,000.  On July 28, 2010, the Company received a notice from The NASDAQ Stock Market indicating that it had regained compliance with this rule.  However, our common stock might not remain equal to or in excess of the $1.00 minimum closing bid price or our public float might drop below $5,000,000, either of which could result in our common stock being de-listed from the NASDAQ Global Market.   The market price of our common stock is also based on other factors outside of our control.

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

Although the company has not been a substantial tax payer to date, we and our subsidiaries are subject to taxes in the United States and various foreign jurisdictions.  We believed that our tax returns appropriately reflected our tax liability when those tax returns were filed.  However, applicable tax authorities may challenge our tax positions.  Any successful challenge to one or more of our prior tax positions could result in a material tax liability to us or to one or more of our subsidiaries, including INTAC, for one or more prior years.

The state of the Internet infrastructure in China and Brazil may limit our growth.

We rely on the Internet for our business, including the publication of content online and our Internet portals.  The Internet infrastructures in China and Brazil are not well developed and are subject to regulatory control and, in the case of China, ownership by the Chinese government.  The cost of Internet access is high relative to the average income in China.  Failure to further develop these infrastructures could limit our ability to grow.  Alternatively, as these infrastructures improve and Internet use increases, we may not be able to scale our systems proportionately.  Our reliance on these infrastructures makes us vulnerable to disruptions or failures in service, without sufficient access to alternative networks and services.  Such disruptions or failures could reduce our user satisfaction.  Should these risks be realized, our ability to increase revenues and profitability would be impaired.

Our operations are vulnerable to natural disasters and other events.

While we believe we have adequate backup systems in place, we could still experience system failures and electrical outages from time to time in the future, which could disrupt our operations.  All of our servers and routers are currently hosted in a single location which poses site redundancy risk.  Although our site is a Tier 4 data center, which is composed of multiple active power and cooling distribution paths, has redundant components, is fault tolerant, and provides 99.995% availability, we do not have a documented disaster recovery plan in the event of damage from fire, flood, typhoon, earthquake, power loss, telecommunications failure, break in or similar events.  If any of the foregoing occurs, we may experience a temporary system shutdown.  If there is significant disruption or damage to the data center hosting our web servers, our ability to provide access to our websites would be interrupted.  We do not carry any business interruption insurance.  Although we carry property insurance, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable.

Internet usage of our products could decline if any well publicized compromise of our security occurs.  “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment.  Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service.  We may be required to expend capital and other resources to protect our website against hackers.  If our security measures are breached as a result of third-party action, employee error or otherwise, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We cannot assure you that any measures we may take will be effective.  In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

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

If we are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;
•	confiscating our income;
•	revoking our business licenses;
•	pursuing criminal sanctions against our business and personnel;
•	shutting down our servers and/or blocking our websites;
•	requiring us to restructure our ownership structure or operations; and
•	requiring us to discontinue any portion or all of our Internet business based in China.

Any of these actions could have a material adverse effect on our financial condition and results of operations.

A 2006 regulation establishes more complex procedures in the PRC for acquisitions conducted by foreign investors, which could make it more difficult for us to pursue growth through acquisitions.

In August 2006, six PRC regulatory agencies - the PRC Ministry of Commerce, or the MOC, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and the Chinese State Administration for Foreign Exchange, or SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective in September 2006.  Among other things, the new regulations established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requiring in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise.  Additional regulations adopted in February 2011 provide for national security review of merger and acquisition transactions. We may grow our business in part by directly acquiring complementary businesses in China.  Complying with the requirements of the new regulations could be time-consuming, and any required approval processes, including obtaining approval from the MOC, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

We may incur administrative and staffing cost due to the PRC’s new labor contract law.

In 2007 the Standing Committee of the National People’s Congress of China enacted the Labor Contract Law, which became effective in January 2008.  The Labor Contract Law’s goal is to improve job security and to protect the rights and interests of employees.  In order to fully comply with the legal requirements under the Labor Contract Law, we may incur administrative and staffing cost, which could adversely affect our results of operations.

The online advertising markets in China and Brazil are still developing and present risk to our revenues to be generated from our online publishing business.

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

Since a portion of our revenues will be denominated in Renminbi, existing and future restrictions on the exchange of Renminbi to other currencies may limit our ability to use revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.  Similarly, in the event that a significant amount of our revenues are denominated in Reais, any future restrictions on the exchange of Reais for other currencies or the remittance to foreign investors of proceeds from their investments in Brazil may limit our ability to use revenue generated in Reais to fund our business activities outside Brazil, or expenditures denominated in foreign currencies.

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

A portion of our business, assets and operations are located in China and a significant portion of our future revenues are expected to be derived from our operations in China.  Accordingly, our business could be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

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

It may be difficult to enforce any civil judgments against us, because in the future a significant portion of our assets could be located outside of the United States.

Although the combined company is incorporated in the State of Delaware, in the future a substantial portion of our assets could be located in Brazil and the PRC.  As a result, it may be difficult for investors to enforce outside the United States any actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States.  In addition, certain of our directors and officers a portion of their assets may be located outside the United States (principally in Brazil and the PRC).  As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States.  There is doubt as to the enforceability in Brazil and the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

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

HowStuffWorks, a subsidiary of Discovery, beneficially owns a significant percentage of our outstanding common stock and entered into a stockholders agreement.  The stockholders agreement entitles HowStuffWorks to designate nominees to our Board of Directors.  Furthermore, James Rosenstock, a member of the Board, is Senior Vice President, Corporate Development at Discovery Communications.  As a result, Discovery has the ability to influence our management and affairs and determine the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to the charter, approval of equity-based employee compensation plans and any merger, consolidation or sale of all or substantially all of our assets.  The interests of Discovery and its affiliates may materially conflict with the interests of other shareholders.  For as long as they exert a significant influence over our business affairs, they will have the ability to cause us to take actions that may be adverse to the interests of other shareholders or inconsistent with other shareholders’ investment objectives.

The concentration of our stock ownership, as well as our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, stockholders agreement and Delaware law contain provisions that may make our acquisition more difficult without the approval of our board of directors, which could discourage, delay or prevent a transaction involving our change of control.

As of December 31, 2010, Discovery owned approximately 42.7% of our outstanding shares of common stock through its HowStuffWorks subsidiary.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of Discovery.

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

Our investment in Sharecare’s equity securities is illiquid and might fail to appreciate and might decline in value or become worthless.  Our Sharecare equity securities likely will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of Sharecare.  Sharecare is a recently-formed company with limited history of operations.  Its prospects must be considered in light of the many risks, uncertainties, expenses, delays and difficulties encountered by companies in their early stages of development.  Moreover, Sharecare operates in the highly competitive internet industry and might not achieve profitability or consumer acceptance in the near-term, if ever.

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

Sharecare may need to raise additional capital, and our equity position in Sharecare may be diluted if Sharecare issues additional equity, options, or warrants.  If Sharecare makes a capital call of its existing equity holders, our position may be diluted if we choose not to contribute additional capital.  During Sharecare's most recent round of capital raises we purchased an option to maintain our equity position in Sharecare; the exercise of this option would increase our current ownership of approximately 16.5% to approximately 18%, assuming there is no other change in Sharecare's issued and outstanding equity.

Two of our stockholders also have substantial Sharecare investments, and potential conflicts of interests could harm us.

Jeff Arnold, a member of the Board of Directors until June 2010 and Chief of Global Digital Strategy for Discovery, the parent company of HowStuffWorks, together with Discovery beneficially own over 40% of our common stock.  Both Mr. Arnold and Discovery own significant interests in Sharecare and serve on the board of directors of Sharecare, and Mr. Arnold is also Chairman and Chief Architect of Sharecare.  As a result, Mr. Arnold and Discovery have the ability to significantly influence and manage the affairs of both HSWI and Sharecare and determine the outcome of matters submitted for approval to stockholders of each company.  If HSWI and Sharecare’s interests diverge, there is a risk that Mr. Arnold or Discovery will favor actions by Sharecare that are adverse to HSWI.  James Rosenstock, a member of our board of directors, is Senior Vice President, Corporate Development for Discovery.  As a member of our board, Mr. Rosenstock’s position with Discovery will disqualify him from some deliberations of our board.  If HSWI and Sharecare’s interests diverge, there is a risk that Mr. Rosenstock will favor actions by Sharecare that are adverse to HSWI.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 3280 Peachtree Road, Suite 600, Atlanta, Georgia, which consists of approximately 12,000 square feet of leased space.  At December 31, 2010, we also leased approximately 2,500 square feet in Beijing, China, and approximately 500 square feet in Sao Paulo, Brazil.  We do not own any real property.  We believe that our existing facilities are adequate to meet our needs in the near term.

As of December 31, 2010, our current total remaining lease obligations were U.S. $1,461,339.

ITEM 3.  LEGAL PROCEEDINGS

We are not subject to any material pending legal proceeding, nor are we aware of any material threatened claims against us.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the NASDAQ Global Market under the symbol “HSWI” since October 2, 2007.  The following table sets forth the high and low sales prices of our common stock, as reported on the NASDAQ Global Market.  Stock prices, as presented below, have been retroactively restated to reflect HSWI’s February 2010 10-for-1 reverse stock split.  See Note 9, “Stockholders Equity” of the financial statements.

	High	Low
Year ended December 31, 2009
First Quarter	$4.70	$0.80
Second Quarter	4.70	1.50
Third Quarter	6.80	1.90
Fourth Quarter	5.10	2.70

Year ended December 31, 2010
First Quarter	$2.36	$1.36
Second Quarter	2.40	1.54
Third Quarter	7.49	1.77
Fourth Quarter	7.38	3.76

Holders of Record

As of March 29, 2011, the last sale price of our common stock on NASDAQ Global Market was $3.05 per share.  As of March 29, 2011, there were approximately 20 stockholders of record.

Dividend Policy

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future.  Any earnings that we may realize will be retained to finance our growth.

Reverse Stock Split

On February 16, 2010, the Company conducted a reverse split of its common stock, par value $0.001, at a ratio of 10-for-1 (the "Reverse Split"), at which time each share of common stock was automatically reclassified as and converted into one-tenth of a share of common stock.    Each stockholder’s percentage ownership in the Company and proportional voting power remained unchanged by the Reverse Split, except for those adjustments resulting from stockholders receiving cash in lieu of fractional shares.  In connection with the Reverse Split, the number of authorized shares of the Company’s capital stock was reduced accordingly by a ratio of 10-for-1. For comparability purposes, all references to HSWI stock within this document have been adjusted to reflect the effects of the Reverse Split, unless otherwise indicated.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to us as of and for the years ended December 31, 2010, and 2009.  The selected consolidated financial data below should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.  Our historical financial data is difficult to compare from period to period because of the Sharecare transactions we have recently consummated, as described in this Annual Report.

Consolidated Statement of Operations Data:

	Years Ended December 31,
	2010	2009

Operating revenue (Note 11)	$6,655,064	$2,259,816
Cost of services	5,405,128	2,869,509
Gross margin	1,249,936	(609,693)
Operating expenses	5,768,070	11,351,787
Loss from operations	(4,518,134)	(11,961,480)
Other income (loss)	14,514	209,661
Deferred income tax benefit	121,238	688,630
Loss in equity investment, net of tax	(1,522,697)	(818,087)
Net loss	$(5,905,079)	$(11,881,276)

Per share data:
Basic loss per share from operations	$(1.10)	$(2.22)
Basic loss per share	$(1.10)	$(2.22)
Weighted average shares outstanding – basic	5,368,419	5,361,767

Consolidated Balance Sheet Data:

	December 31,
	2010	2009

Cash and cash equivalents	$4,843,893	$8,724,546
Goodwill and other intangibles	497,429	985,989
Total assets	9,887,776	15,899,679
Total liabilities	1,111,894	1,483,139
Stockholders’ equity	8,775,882	14,416,540

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

Business Overview and Recent Developments

HSW International, Inc. (“HSWI”, “HSW International”, or the "Company") is an online media company engaged in both publishing and web platform technology that develops and operates next-generation web publishing platforms combining traditional web publishing with social media.  HSWI’s internet businesses focus on providing consumers in the world’s digital economies with locally relevant, high quality information.  Our co-founding and continuing development of Sharecare, Inc. created a highly searchable social Q&A healthcare platform organizing and answering the questions of health, in partnership with Harpo Productions, Sony Pictures Television, Discovery, Jeff Arnold, and Dr. Mehmet Oz.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSWI is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery Communications, Inc.’s  HowStuffWorks.com, and in China for the digital publication of translated content from World Book, Inc. , publisher of World Book Encyclopedia.  We generate revenue primarily through service fees charged to clients for web platform development and operation services and the sale of online advertising on our websites.  We were incorporated in Delaware in March 2006.  Our headquarters are located at 3280 Peachtree Road, Suite 600, Atlanta, Georgia 30305.

In October 2009 the Company entered into and effectuated a series of transactions with Sharecare, Inc.  Sharecare is a venture among Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ Chief of Global Digital Strategy; Sony Pictures Television; and HSWI.  Sharecare was founded to develop and build a web platform that simplifies the search for health and wellness information by organizing all of the questions of health and providing multiple answers representing different points of view.  As a result of these transactions, we received an equity stake in Sharecare (20% initially, and approximately 16.5% as of December 31, 2010 as a result of subsequent sales of equity by Sharecare to third parties), sold substantially all of the assets of our DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for our own businesses.  Additionally, we issued a promissory note to Sharecare for $1.0 million, all of which was offset by services we provided to Sharecare, and the promissory note is now paid in full and cancelled.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired DailyStrength.  We generated revenue of approximately $5.9 million during 2010 as a result of performing services for Sharecare.

HSW International developed and launched Sharecare's website (http://www.sharecare.com) on October 7, 2010, and has entered into a Web Platform Services agreement with Discovery Communications for the development of the Curiosity Online website (http://curiosity.discovery.com).

The Company intends to develop a comprehensive personal finance vertical Web 3.0 site as a new business initiative. The Company will need additional capital to support this development and is exploring options for to finance this new business initiative.

We are continuing to evaluate our business strategy in Brazil.  In February 2011, we implemented certain cost savings measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives. As such, cost containment measures have been implemented to manage our cash flows in conjunction with our search.

Business Trends

A portion of our business consists of websites we recently established.  We expect that our business should grow as these websites achieve greater awareness within their markets, resulting in increased usage against which we can sell advertising.  While significant online advertising markets exist in Brazil, we believe it will take additional time for meaningful online advertisement rates to develop in China.  More recently we began providing web platform services and we plan to develop a personal finance Web 3.0 site.  We intend to continue prudent investments in building this business for serving future customers.

Our Brazilian website ComoTudoFunciona, which launched in March 2007, is our most mature business.  Subject to seasonality, the number of page views for ComoTudoFunciona increased by 22.9% during 2010 compared to the same period in 2009.  Additionally, the number of unique visitors to the website increased by 15.6% for the same periods.

Our Chinese website BoWenWang launched in June 2008.  Unlike in Brazil, where we established our website with significant promotional commitments from one of the country’s largest Internet portals, BoWenWang launched with a focus on organic traffic development.  This contributed to initial usage trending below that in Brazil, though the overall traffic in China has now surpassed Brazil.  We believe that by focusing on developing business relationships to further the exposure of the website, we should be able to continue to grow usage.

The number of page views for BoWenWang increased 311% during 2010 compared to the same period in 2009.  Additionally, the number of unique visitors to the website increased 127.5% for the same period.  We expect to see growth in the number of users and page views, which we believe should result in increased revenues for our Chinese website but we are cautious on the revenue outlook since the current economic environment in China and the rate of development of its Internet advertising market has been slower to develop than originally forecasted.

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

The overall online advertising market has declined in recent years, and the growth of online advertising in Brazil and China in future years may be lower than previously expected.  We believe that the value of our international assets will be recognized over a longer-term horizon, as online advertising markets develop for Brazil and China and as the websites’ traffic fundamentals improve.  Due to the fact that our near-term performance may be impacted by the state of online advertising markets, we may experience changes in financial measures used to estimate fair values, which may further lead to non-cash impairment charges to our long-lived assets.

Given our investments and progress in building our infrastructure and developing our personnel over the past years, we began offering web platform services in 2009 and are expanding to other companies seeking cost effective solutions for developing and operating innovative websites.  This new business should leverage our existing expertise in innovative web platform design and development, including our own websites in Brazil and China as well as the Web 3.0 platform we are developing, and our ability to support and service web platforms and applications.

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

Our Operations

We continue to focus on building our portfolio of content rich websites that we build, develop and launch.  Our core skill sets involve developing next-generation internet platforms that take advantage of best of breed development practices that enhance user engagement.  We are using the license from Sharecare to expand our platform and offerings.

ComoTudoFunciona – HowStuffWorks Brazil

ComoTudoFunciona (http://hsw.com.br) is Brazil's online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from HSWI's São Paulo offices.  ComoTudoFunciona was established in March 2007, and as of December 31, 2010, had published over 6,700 articles that were either originally created content or translated and localized from HowStuffWorks.  In February 2011, we implemented certain cost savings measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives.  We recognized approximately $176,000 and $178,000 of revenue from Brazil during the twelve months ended December 31, 2010 and 2009, respectively.

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

BoWenWang is the exclusive digital publisher in China of translated HowStuffWorks content.  In September 2008, we entered into an exclusive content partnership with World Book, Inc. to dramatically increase the amount of content published on BoWenWang.  In 2009, World Book created thousands of original Chinese-language articles providing information on many branches of knowledge, including arts, sciences, technology, mathematics, sports, and recreation, exclusively for our Chinese website.  At December 31, 2010, we had published almost 14,700 articles in China.

In July 2010 we entered into a content distribution and branding relationship for our BoWenWang website with NetEase (NASDAQ: NTES), one of China's largest web portals with over 500 million page views per day. NetEase features our articles on a BoWenWang branded section of NetEase's portal. NetEase provides promotional links as part of the relationship, directing users to BoWenWang for additional related content.

Revenue generated from the operations based in China was approximately $14,000 and 19,000 during the twelve months ended December 31, 2010 and 2009 respectively.   Results of operations are included in the digital online publishing reporting segment.

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

Additionally, the Company issued a promissory note for $1 million to Sharecare, all of which was satisfied by services the Company provided to Sharecare during 2009.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired DailyStrength.

Jeff Arnold, formerly a member of HSWI’s Board of Directors, is the Chairman and Chief Architect and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., HSWI’s largest stockholder, is a significant stockholder of Sharecare.  HSWI’s Board of Directors established a Special Committee consisting of three independent directors without any interests in Sharecare to evaluate and recommend the terms of these transactions to the Board.  The Special Committee engaged a third party financial advisor to provide a fairness opinion on the totality of the transactions.

Web Platform Services

In October 2009, the Company entered into a Letter Agreement for Services with Sharecare pursuant to which the Company agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  Sharecare agreed to pay us for the fully burdened cost of our personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee for services performed since July 1, 2009.  Although we performed services for Sharecare during the third quarter of 2009, we were not able to recognize the associated revenue until the effective date of the services agreement, October 30, 2009.  Therefore, the revenue recognized during 2009 represents six months of revenue related to services rendered before and after the effective date of the services agreement.  Pursuant to an amendment dated January 26, 2011, the agreement will now expire on December 31, 2011, and we do not expect the Company and Sharecare will extend the term or enter into a new services agreement.  We intend to expand our Web Platform Services to additional clients in the coming year, while we actively develop content vertical websites owned by HSWI that we intend to launch as a new business line taking advantage of our platform know-how and expertise.

The majority of our revenue recognized in 2010 resulted from the services we performed for Sharecare.

In April 2010, the Company entered into a Services Agreement with Discovery Communications pursuant to which the Company agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Discovery Curiosity website through our direct activities and management of third party vendors.  Discovery agreed to pay us for the fully burdened cost of our personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee for services performed.

Results of Operations – Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

The following table sets forth our results of operations for the years ended December 31, 2010, and 2009.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. Dollars)

Years Ended December 31,

	2010	2009

Operating revenue
Digital online publishing	$190,712	$196,942
Social media	—	194,458
Web platform services from affiliates	6,464,352	1,868,416
Total revenue	6,655,064	2,259,816

Cost of services	5,405,128	2,869,509

Gross margin	1,249,936	(609,693)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $265,990 and $1,780,168
in 2010 and 2009, respectively)	4,983,981	10,136,353
Gain on sale of DailyStrength	—	(404,094)
Impairment loss	488,560	1,180,440
Depreciation and amortization	295,529	439,088
Total operating expenses	5,768,070	11,351,787

Loss from operations	(4,518,134)	(11,961,480)

Non-operating income
Interest income	14,514	50,515
Other income	—	159,146
Total non-operating income	14,514	209,661

Loss before income taxes and equity in loss of equity-method investment	(4,503,620)	(11,751,819)

Income tax expense (benefit)	(121,238)	(688,630)
Equity in loss of equity-method investment, net of taxes	(1,522,697)	(818,087)

Net loss	(5,905,079)	(11,881,276)

Basic and diluted weighted average shares outstanding (a)	5,368,419	5,361,767

Basic and diluted loss per share (a)	(1.10)	(2.22)

(a)	All outstanding share and per share amounts have been restated to reflect HSWI’s February 2010 10-for-1 reverse stock split. See Note 11, “Stockholders’ Equity”.

Revenues

Over the last two years, we generated the majority of our revenues from our web platform services segment, which were approximately $6.5 million and $1.9 million for the twelve month periods ended December 31, 2010 and 2009, respectively.  The increase in revenue is primarily attributable to an increase in the volume of services performed for both new and existing customers, which are related parties.  Additionally, these services were performed during all of 2010 compared to six months in 2009.    Our digital online publishing segment is comprised of our international website businesses based in Brazil and China.  In Brazil, where we launched our website in March 2007, we generated revenue for the years ended December 31, 2010 and 2009 of approximately $176,000 and $178,000, respectively.  For the year ended December 31, 2010, approximately 39% of revenue from our Brazil website was generated from paid-for-impression advertising and 61% was generated from pay-per-performance ads.  In China, we generated revenue for the years ended December 31, 2010 and 2009, of approximately $14,000 and $19,000, respectively.  For the year ended December 31, 2010, approximately 60% of revenue from our China website was generated from paid-for-impression advertising, 3% was generated from pay-per-performance ads and 37% was generated from sponsorship advertising. Our social media segment is represented by the DailyStrength website and contributed approximately $194,000 of revenue for the year ended December 31, 2009 before we sold it to Sharecare on October 30, 2009.  Similar to 2010, we expect the web platform services segment to continue to be our primary source of revenue during 2011.

Cost of Services

Cost of services includes the costs incurred to support our web platform services including labor, content and third party platform support services as well as ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese. These costs were $5.4 million and $2.9 million for the years ended December 31, 2010 and 2009, respectively.   The increase in cost is due to the infrastructure needed to support the growth of the web platform services business.

Operations – Selling, General and Administrative Expenses

Our total selling, general and administrative expenses (“SG&A”) decreased by $5.2 million for the year ended December 31, 2010, as compared to 2009.  In conjunction with our new web platform services business, we redirected existing resources that provided technology support in the first half of 2009 to this segment to provide services to our web platform customers.  As these costs support the web platform services revenue, they have been recorded as cost of services for the year ended December 31, 2010, thereby creating a decrease in our selling, general and administrative expense compared to the year December 31, 2009. Additionally we experienced a $1.5 million decrease in stock-based compensation expense for the year ended December 31, 2010, as compared to

2009.  Stock-based compensation expense is a non-cash item, and in 2010 totaled $266,000.  The decrease in stock-based compensation expense year-over-year reflects vesting during 2010 of options at exercise prices at the lower end of options ranging from $3.85 per share to $42.60 per share, reflecting our higher stock price in earlier periods when the options were granted.  The decrease in the above mentioned items was partially offset by an increase of $240,000 in fees related to the Sharecare transaction in 2009.

We are continuing to evaluate our business strategy in Brazil.  In February 2011, we implemented certain cost-saving measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives.

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

Impairment Loss

As a result of our annual impairment test in the fourth quarter, we recorded an indefinite-lived intangible asset impairment charge of $489,000 during the year ended December 31, 2010, related to our licenses to operate in China.  The most significant change to the prior year valuation was due to changes in key assumptions used to determine the valuation of the China licenses based on recent indications of an easing of restrictions for entry into China’s business environment, specifically assumptions regarding the time and cost required to obtain similar licenses by a hypothetical new market participant.  We continue to expect to receive operational benefits from the licenses to operate in China as these licenses are essential to our ongoing business in China.  Accordingly, we continue to carry an intangible asset of approximately $481,000 after the impairment charges.  We have experienced positive trends regarding traffic patterns to our China website and expect that further growth in visitors and recurring visits will provide a basis for our website to generate more revenue than experienced in the prior year.  If we do not realize our expectations for revenues, we may have to recognize additional impairment charges.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $144,000 due mainly to the sale of the Daily Strength assets to Sharecare in 2009.

Interest Income

Interest income decreased by approximately $36,000 due to decreased cash balances combined with decreases in interest rates available.

Other Income

Other income decreased approximately $159,000 for the year ended December 31, 2010, as compared to 2009.  The decrease in other income reflects an early termination fee paid by an advertising customer during 2009.

Deferred Income Tax Benefit

We recorded a $121,000 tax benefit related to the impairment charge against the licenses to operate in China intangible asset.

Loss in Equity Investment

We account for our investment in Sharecare under the equity method of accounting.  For the years ended December 31, 2010 and 2009, we recognized a loss in the equity investment of approximately $1.5 million and approximately $818,000, respectively, net of taxes.   The Sharecare results were as expected for a new entity which launched a new website in late 2010.

Liquidity and Capital Resources

Our cash balance was approximately $4.8 million as of December 31, 2010.  We believe that this balance and cash generated from our current operations will be sufficient to meet our requirements for the next twelve months.  The market for online advertising in Brazil and China is developing at a slower rate than previously expected, in part due to the global financial downturn of recent years.  In consideration of market conditions and near-term revenue expectations, we implemented cost reductions in both 2010 and early 2011 to reduce overhead and better align our costs with our strategic initiatives.  We continually monitor our cash position to make adjustments as we believe necessary to maintain our objectives of funding ongoing operations and continuing to make technological investments in our web platform business and our websites and their respective brands.

We expect to continue to invest in expanding and gaining market share for our web platform services and our international internet sites, including additional investments to create or acquire content.  We are carefully evaluating our strategy for our Brazil web business and have implemented cost-saving measures while we explore strategic alternatives.  We expect that our service agreements to provide web platform services to customers will continue to generate revenues for our company and we continue to pursue activities that identify and engage new customers for the business.  Our largest customer (approximately 90% of 2010 revenues), Sharecare, is a recently-formed entity and our service agreement with Sharecare expires in December 2011.  Given that we do not expect the Company and Sharecare will extend the term or into a new services agreement, there can be no assurance that the revenues generated from service agreements in the future will be sufficient to cover our liquidity needs for the long-term.  Further, Sharecare may be required to raise additional capital in 2011 in order to fund its operations, including its obligations to us under the services agreement.  We currently do not have any material commitments for capital expenditures.  Our anticipated investments will be made in the respective markets based on our success and anticipated market conditions and trends.  We expect that most of these investments will be paid or under commitment before we begin to realize significant revenues.  Additionally, in the normal course of business, we continue to explore various business initiatives that may lead to additional sources of growth, such as our recent content distribution and promotional agreement with Chinese web portal NetEase.

On March 4, 2011, the Company entered into a senior revolving credit agreement with Theorem Capital, LLC (the "Lender") pursuant to which the Lender has agreed to extend HSWI a line of credit of up to $1.0 million for a period of one year from March 4, 2011, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. Under the terms of the credit agreement, HSWI may, in its sole discretion, borrow from the Lender up to $1.0 million from time to time during the term of the credit agreement, in minimum loan amounts of $200,000. HSWI entered into this senior revolving credit agreement to provide flexibility as HSWI builds and executes upon its social media content strategy.

Any borrowings under the credit agreement will be senior unsecured indebtedness of HSWI and may be used for HSWI's working capital and general corporate purposes. Any borrowings will be due and payable, with accrued interest thereon, on March 4, 2012, subject to any renewal of the line of credit, at the Lender's discretion. During the term of the credit agreement, any principal amounts repaid by HSWI may be re-borrowed.

Borrowings under the credit agreement will bear interest at a fixed rate equal to 8% per annum, payable on or before March 4, 2012, unless the line of credit is renewed and the payment date extended, in which case interest shall be payable on or before March 4, 2013.

The Lender received a warrant to purchase 65,359 shares of HSWI common stock with an exercise price of $ 3.06 per share in connection with entering into the credit agreement.

Cash and cash equivalents was $4.8 million at December 31, 2010, compared to $8.7 million at December 31, 2009.  The decrease in cash is primarily attributable to the use of cash to fund operations.  We believe that our current cash balance and the combination of our expected cash generated from future operations combined with cost reduction measures will provide sufficient cash to fund operations for at least twelve months.  However, if cash on hand and generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may draw down on our line of credit,  implement further cost reduction strategies, or attempt to sell additional equity or obtain financing to fund further development and attain profitability.  There is no assurance that our current financing will be sufficient to fund our capital needs or that additional financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Cash flows from operations used in operating activities

Our net cash used in operating activities during 2010 decreased by $5.5 million compared to the prior year.  The decrease in cash used was due to cost cutting measures we implemented in 2010 as well as growth in revenue from our web platform services business.
.

Cash used in investing activities

During the year ended December 31, 2010, net cash used in investing activities was $215,000 compared to $129,000 in 2009.  The increase was primarily due to capital expenditures for tenant improvements.

Cash flows from financing activities

For the years ended December 31, 2010 and December 31, 2009, there was no net cash provided or used by financing activities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  We believe that our critical accounting policies, revenue recognition, stock-based compensation and long-lived assets including goodwill, equity investments, and other intangible assets may involve a higher degree of judgment and complexity.

Revenue Recognition

We recognize revenue when the service has been provided, and the other criteria set forth in Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition have been met; namely, the fees we charge are fixed or determinable, we and our advertisers understand the specific nature and terms of the agreed-upon transactions, and the collectability is reasonably assured.

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

We recognize web platform services revenue at the time services are performed.  All of our services revenue is related to the design, development, hosting and other services required to launch and operate the Sharecare, DailyStrength and Ask Dr. Oz websites through our direct activities and management of third-party vendors.  This revenue is classified within our web platform services segment.

We also recognize web platform services revenue on certain projects using a percentage of completion method.  Sales are calculated based on the percentage that total costs incurred bear to total estimated costs at completion.

Stock-Based Compensation

Under the 2006 Equity Incentive Plan adopted April 13, 2006, and the 2010 Equity Plan adopted June 15, 2010 (the “Plans”), HSWI authorized a total of 1,075,000 shares for grant as part of a long term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plans have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.  Additionally in 2008, we granted restricted shares to certain members of our Board of Directors and executives at the fair market value on the grant date.  As of December 31, 2010, no options had been exercised under the Plan.

We account for stock-based compensation in accordance with Codification ASC 718, which requires us to recognize expense related to the fair value of our stock-based compensation awards.

ASC 718 requires the use of a valuation model to calculate the fair value of the stock based awards.  We have elected to use the Black-Scholes options pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under ASC 718.  We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods.  Stock-based compensation expense was $266,000 and $1.8 million for the years ended December 31, 2010 and 2009, respectively.

Impairment of Property and Equipment

Property and equipment is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Such events include significant adverse changes in the business climate, the impact of significant customer losses, unanticipated current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life.  Recoverability of property and equipment is measured by a comparison of the carrying amounts to future net cash flows the assets are expected to generate.  For purposes of recognition and measurement of an impairment loss, property and equipment are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.  As of September 30, 2009, and in anticipation of the planned disposition of the DailyStrength assets, we performed an impairment analysis on our property and equipment in our social media reportable segment.  The results indicated no impairment charge was required.  Other than the sale of our DailyStrength assets in 2009, no other triggering events occurred during 2010 that would have caused the Company to believe that the fair value of its property and equipment had declined below its carrying value.

Impairment of Investments

Investments are reviewed to determine if events have occurred which would indicate that a decrease in value has occurred which is other than temporary.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. We monitor our assets for potential impairment on an ongoing basis.  No impairment charge has been recognized on our investment balances as of December 31, 2010 or 2009.

Impairment of Definite-Lived Intangible Assets

Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  We monitor our assets for potential impairment on an ongoing basis.  As of September 30, 2009, and in anticipation of the planned disposition of the DailyStrength assets, we performed an impairment analysis on the majority of our definite-lived intangible assets.  The results indicated no impairment charge was required.  In October 2009, we sold the majority of our definite-lived intangible assets to Sharecare.  No impairment test was necessary at December 31, 2010.

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

As of September 30, 2009, and in anticipation of the planned disposition of the DailyStrength assets, we performed an impairment analysis of our goodwill.  The results indicated no impairment charge was required.  We subsequently sold the DailyStrength assets to Sharecare and as of December 31, 2010, no goodwill remained and therefore no impairment test was necessary.

Indefinite-Lived Intangible Asset Impairment

As a result our annual impairment test in the fourth quarter, we recorded indefinite-lived intangible asset impairment charges of $488,560 during the year ended December 31, 2010, related to the licenses to operate in China.  The calculation of the fair value of the Company’s licenses to operate in China was performed consistently with the annual test performed at December 31, 2009, with updated assumptions where appropriate.  The most significant change to the prior year valuation was due to changes in key assumptions used to determine the valuation of the China licenses based on recent indications of an easing of entry into China’s business environment, specifically assumptions regarding the time and cost required to obtain similar licenses by a hypothetical new market participant.  The Company tests its indefinite-lived intangible assets, which are licenses to operate in China, for impairment by utilizing discounted cash flow models to estimate their fair values.  These cash flow models involve several assumptions.  Changes in the Company’s assumptions could materially impact its fair value estimates.  Assumptions critical to its fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value; (ii) projected annual revenue growth rates used in the models; and (iii) projected long-term growth rates used in the derivation of terminal year values.  The valuation of our China license requires us to estimate the period of time a hypothetical market participant, which we define as an internet company wishing to establish a presence in China, would need to obtain our Chinese business licenses.  Other assumptions include estimates of projected capital expenditures, upfront costs incurred to obtain similar licenses, and working capital requirements.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.

The following table presents the range of assumptions the Company used to derive its fair value estimates during the impairment test conducted in the fourth quarter of 2010.

Assumptions
Weighted-average cost of capital	28%
Long-term growth rates	7%
Annual revenue growth rates	17.0-1565.0%
Time required to obtain similar licenses	4.5 months

If the Company makes additional downward revisions to its cash flow projections in the future, the Company may experience material impairment charges to the remaining carrying amount of its licenses to operate in China.

Recent Accounting Pronouncements

We are subject to recent accounting pronouncements, as described in detail in Note 3 to our consolidated financial statements included in Item 8 herein.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables.  At December 31, 2010, 99% of our cash was denominated in U.S. dollars.  The remaining 1% was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  We do not use any derivative financial instruments to mitigate any of our currency risks.  The net assets of our foreign operations at December 31, 2010, were approximately $889,000.

In March 2011, the Company entered into a Revolving Credit Agreement for $1.0 million over a 12-month term.  Amounts borrowed under the line of credit bear an annual interest rate of 8%. We expect to draw on this line of credit should our other liquidity strategies fail to fulfill our cash needs for the short-term. The line of credit requires that we maintain minimum assets and can be renewed annually at Theorem Capital’s discretion.  There are no outstanding balances under the line of credit as of March 28, 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS

For supplemental quarterly financial information, see Note 15, Quarterly Results of Operations (unaudited), of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HSW International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HSW International, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company has entered into significant transactions with Sharecare, Inc., a related party.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia

March 29, 2011

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. Dollars)

	December 31,
	2010	2009

Assets

Current assets
Cash and cash equivalents	$4,843,893	$8,724,546
Trade accounts receivable (net of allowance for doubtful accounts
of $0 and $0 at December 31, 2010 and 2009, respectively)	42,741	36,377
Trade accounts receivable due from affiliates	658,944	469,185
Prepaid expenses and other current assets	566,174	787,972
Total current assets	6,111,752	10,018,080

Property and equipment, net	306,460	490,306
Investment in unconsolidated affiliate	2,972,135	4,405,304
Licenses to operate in China	481,000	969,560
Intangibles, net	16,429	16,429

Total assets	$9,887,776	$15,899,679

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$382,515	$410,966
Accrued expenses and other current liabilities	489,315	686,549
Advances from shareholder	85,745	85,296
Other current liabilities	34,069	57,938
Total current liabilities	991,644	1,240,749

Long-term liabilities
Deferred tax liability	120,250	242,390

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized, 5,375,455 and 5,369,829 issued and outstanding at December 31, 2010, and
December 31, 2009, respectively (a)	5,375	5,369
Additional paid-in-capital	100,701,356	100,435,372
Accumulated other comprehensive income	38,531	40,100
Accumulated deficit	(91,969,380)	(86,064,301)
Total stockholders’ equity	8,775,882	14,416,540
Total liabilities and stockholders’ equity	$9,887,776	$15,899,679

(a)	All outstanding share amounts have been restated to reflect HSWI’s February 2010 10-for-1 reverse stock split. See Note 9, “Stockholders’ Equity”.

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. Dollars)

	Years Ended December 31,
	2010	2009

Operating revenue
Digital online publishing	$190,712	$196,942
Social media	—	194,458
Web platform services from affiliates	6,464,352	1,868,416
Total revenue	6,655,064	2,259,816

Cost of services	5,405,128	2,869,509

Gross margin	1,249,936	(609,693)

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $265,990 and $1,780,168
in 2010 and 2009, respectively)	4,983,981	10,136,353
Gain on sale of DailyStrength	—	(404,094)
Impairment loss	488,560	1,180,440
Depreciation and amortization	295,529	439,088
Total operating expenses	5,768,070	11,351,787

Loss from operations	(4,518,134)	(11,961,480)

Non-operating income
Interest income	14,514	50,515
Other income	—	159,146
Total non-operating income	14,514	209,661

Loss before income taxes and	(4,503,620)	(11,751,819)
equity in loss of equity-method investment

Income tax benefit	121,238	688,630
Equity in loss of equity-method investment, net of taxes	(1,522,697)	(818,087)

Net loss	$(5,905,079)	$(11,881,276)

Basic and diluted loss per share (a)	$(1.10)	$(2.22)

Basic and diluted weighted average shares outstanding (a)	5,368,419	5,361,767

(a)	All outstanding share and per share amounts have been restated to reflect HSWI’s February 2010 10-for-1 reverse stock split. See Note 9, “Stockholders’ Equity”.

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(expressed in U.S. Dollars)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)

Balance at December 31, 2008	5,363,878	$5,363	$98,655,210	$(1,126)	$(74,183,025)	$24,476,422

Comprehensive loss:
Net loss	—	—	—	—	(11,881,276)	(11,881,276)
Foreign currency translation	—	—	—	41,226	—	41,226
Total comprehensive loss						(11,840,050)

Restricted stock grants	8,000	8	(8)	—	—	—
Forfeited restricted stock	(2,049)	(2)	2
Stock-based compensation
expense	—	—	1,780,168	—	—	1,780,168

Balance at December 31, 2009	5,369,829	$5,369	$100,435,372	$40,100	$(86,064,301)	$14,416,540

Comprehensive loss:
Net loss	—	—	—	—	(5,905,079)	(5,905,079))
Foreign currency translation	—	—	—	(1,569)	—	(1,569)
Total comprehensive loss						(5,906,648)

Restricted stock grants	8,000	8	(8)	—	—	—
Forfeited restricted stock	(2,374)	(2)	2
Stock-based compensation
expense	—	—	265,990	—	—	265,990
Balance at December 31, 2010	5,375,455	$5,375	$100,701,356	38,531	$(91,969,380)	$8,775,882

All outstanding share and per share amounts have been restated to reflect HSWI’s February 2010 10-for-1 Reverse Split.  See Note 9. “Stockholder’s Equity”.

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. Dollars)

	Years Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(5,905,079)	$(11,881,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295,529	439,088
Impairment loss	488,560	1,180,440
Gain on sale of DailyStrength	—	(404,094)
Web platform services rendered in exchange for reduction in promissory note	—	(1,000,000)
Services rendered in exchange for equity investment in Sharecare	—	(250,000)
Stock-based compensation	265,965	1,780,168
Deferred income taxes	(122,140)	(688,630)
Equity in loss of equity-method investment	1,522,697	818,087
Loss on sale of fixed assets	14,095	1,117
Changes in operating assets and liabilities:
Accounts receivable	(6,364)	113,643
Accounts receivable from affiliate	(189,759)	(469,185)
Prepaid expenses and other current assets	221,798	872,128
Accounts payable, accrued expenses, and other liabilities	(249,086)	280,930
Net cash used in operating activities	(3,663,784)	(9,207,584)

Cash flows from investing activities:
Purchases of fixed assets and software, net	(125,772)	(114,213)
Other, net	(89,528)	(15,042)
Net cash used in investing activities	(215,300)	(129,255)

Net change in cash and cash equivalents	(3,879,084)	(9,336,839)
Impact of currency translation on cash	(1,569)	41,226
Cash and cash equivalents at beginning of period	8,724,546	18,020,159
Cash and cash equivalents at end of period	$4,843,893	$8,724,546

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(expressed in U.S. Dollars)

	Years Ended December 31,
	2010	2009

Supplemental disclosure of cash flow information

Other non-cash financing and investing activities
Equity investment in Sharecare in return for issuance of promissory note	—	1,000,000
Equity investment in Sharecare in exchange for services rendered	—	250,000
Equity investment in Sharecare, contract for services agreement, license to use Sharecare web platform for HSWI’s own business, assumption of DailyStrength earnout by Sharecare in exchange for DailyStrength assets (see Note 2)	—	3,569,298

The accompanying notes are an integral part of these consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of the Business

HSW International, Inc. (“HSWI” or the "Company") is an online media company engaged in both publishing and web platform technology that develops and operates next-generation web publishing platforms combining traditional web publishing with social media.  HSWI’s internet businesses focus on providing consumers in the world’s digital economies with locally relevant, high quality information.  Our co-founding and continuing development of Sharecare, Inc. (“Sharecare”) created a highly searchable social Q&A healthcare platform organizing and answering the questions of health, in partnership with Harpo Productions, Sony Pictures Television, Discovery, Jeff Arnold, and Dr. Mehmet Oz.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSWI is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery Communications, Inc.’s (“Discovery”) HowStuffWorks.com, and in China for the digital publication of translated content from World Book, Inc. (“World Book”), publisher of World Book Encyclopedia.  We generate revenue primarily through service fees charged to clients for web platform development and operation services and the sale of online advertising on our websites.  We were incorporated in Delaware in March 2006.  Our headquarters are located at 3280 Peachtree Road, Suite 600, Atlanta, Georgia 30305.  We currently maintain offices in Atlanta, Georgia, China, and Brazil.

We entered the Brazilian online publishing market in March 2007, by utilizing royalty-free and exclusively licensed digital content provided by HowStuffWorks.  At December 31, 2010, we had approximately 6,700 articles that were either (i) articles from the HowStuffWorks content database translated from English to Portuguese, or (ii) originally created content.  The web site address is (http://hsw.com.br/).  We are continuing to evaluate our business strategy in Brazil. We are searching for a strategic media partner which to build brand recognition and provide greater exposure to our Portuguese content.  In February 2011, we implemented certain cost-saving measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives.  As such, cost containment measures have been implemented to manage our cash flows in conjunction with our search.

In June 2008, we entered China’s online publishing market utilizing a combination of the contributed assets from HowStuffWorks with the benefit of INTAC’s relationships and knowledge of the Chinese markets in obtaining our Internet licenses.  In September 2008, we announced an exclusive content partnership with World Book.  In 2009, World Book created thousands of original Chinese-language articles providing information on all branches of knowledge, including arts, sciences, history, technology, mathematics, sports, and recreation, exclusively for HSW International's Beijing-based website, BoWenWang (http://www.bowenwang.com.cn/).  At December 31, 2010, we had published approximately 14,700 articles.

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

On October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare, Inc. ("Sharecare").  Sharecare is a venture among Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ Chief of Global Digital Strategy; Sony Pictures Television; and HSWI.  Sharecare was founded to build a website that simplifies the search for health and wellness information by organizing all of the questions of health and providing multiple answers representing different points of view.  As a result of these transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

web platform for its own businesses.  Additionally, the Company issued a promissory note for $1 million to Sharecare, all of which was offset by services the Company provided to Sharecare during 2009, and the note is now paid in full.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired DailyStrength.  We earned the majority of our revenue from the services agreement with Sharecare during 2009 and 2010.

Liquidity Considerations

Our cash balance was approximately $4.8 million as of December 31, 2010.  We believe that this balance and cash generated from our current operations will be sufficient to meet our requirements for the next twelve months.  The market for online advertising in Brazil and China is developing at a slower rate than expected, in part due to the global financial downturn of recent years.  In consideration of market conditions and near-term revenue expectations, we implemented cost reductions in February 2011 to reduce overhead and better align our costs with our strategic initiatives.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our objectives of funding ongoing operations and continuing to make technological investments in our web platform business and our websites and their respective brands.

We expect to continue to invest in expanding and gaining market share for our web platform services and our international internet sites, including additional investments to create or acquire content.  We expect that our service agreements to provide web platform services to customers will continue to generate revenues for our company; and we continue to pursue activities that identify and engage new customers for the business.  Our largest customer (approximately 90% of 2010 revenues), Sharecare, is a recently-formed entity and our current web platform services agreement with Sharecare expires in December 2011.  Given that we do not expect the Company and Sharecare will extend the term or enter into a new services agreement, there can be no assurance that the revenues generated from service agreements in the future will be sufficient to cover our liquidity needs for the long-term.  Further, Sharecare may be required to raise additional capital in 2011 in order to fund its operations, including their obligations to us under the services agreement.  We currently do not have any material commitments for capital expenditures.  Our anticipated investments will be made in the respective markets based on our success and anticipated market conditions and trends.  We expect that most of these investments will be paid or under commitment before we begin to realize significant revenues.  Additionally, in the normal course of business, we continue to explore various business initiatives that may lead to additional sources of revenue and growth, such as our recent content distribution and promotional agreement with Chinese web portal NetEase.

On March 4, 2011, the Company entered into a senior revolving credit agreement with Theorem Capital, LLC (the "Lender") pursuant to which the Lender has agreed to extend HSWI a line of credit of up to $1.0 million for a period of one year from March 4, 2011, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. Under the terms of the credit agreement, HSWI may, in its sole discretion, borrow from the Lender up to $1.0 million from time to time during the term of the credit agreement, in minimum loan amounts of $200,000.  HSWI entered into this senior revolving credit agreement to provide flexibility as HSWI builds and executes upon its social media content strategy.

Any borrowings under the credit agreement will be senior unsecured indebtedness of HSWI and may be used for HSWI's working capital and general corporate purposes. Any borrowings will be due and payable, with accrued interest thereon, on March 4, 2012, subject to any renewal of the line of credit, at the Lender's discretion. During the term of the credit agreement, any principal amounts repaid by HSWI may be re-borrowed.

Borrowings under the credit agreement will bear interest at a fixed rate equal to 8% per annum, payable on or before March 4, 2012, unless the line of credit is renewed and the payment date extended, in which case interest shall be payable on or before March 4, 2013.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

2.  TRANSACTIONS WITH SHARECARE

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

Additionally, the Company issued a promissory note for $1 million to Sharecare, all of which was satisfied by services the Company provided to Sharecare during 2009.  Finally, Sharecare assumed the potential earn-out payment of up to $3.525 million under the merger agreement by which the Company acquired DailyStrength.

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

We account for our equity interest in Sharecare under the equity method of accounting based on our ability to exercise significant influence through our vendor relationship with Sharecare as well as our ownership percentage and representation on its board of directors.  Under this method, we record our proportionate share of Sharecare’s net income or loss based on the financial results of Sharecare.  As of December 31, 2010, HSWI owned approximately 16.5% of the outstanding common stock of Sharecare.

The difference between the carrying amount of our investment balance in Sharecare and our proportionate share of Sharecare's underlying net assets was approximately $2.6 million.  The difference is characterized as goodwill and is subject to subsequent measurement in accordance with ASC 323 for an other than temporary decline in value.  We eliminated our portion of intercompany profit included in Sharecare’s historical earnings through December 31, 2010, which was approximately $243,000.  Our investment balance in Sharecare reflects the intercompany profit elimination.

For the year ended December 31, 2010, the Company recorded a non-cash adjustment to equity in loss of equity-method investment of approximately $100,000 to correct our investment in unconsolidated affiliate balance.  The Company determined this out-of-period adjustment is not material to the consolidated financial statements for the year ended December 31, 2010 or prior period financial statements.

As a result of the issuance of common stock by Sharecare to third party investors in 2010, we recorded a change in interest gain of approximately $632,000, which is included in “Equity in loss of equity-method investment, net of tax” on the consolidated statement of operations.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

The following table shows select financial data of Sharecare, as well as HSWI’s proportional share of net loss in Sharecare as reported under the equity method:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues	$4,742,403	63,729
Gross Profit	4,000,091	(165,549)
Loss from Operations	(11,863,151)	(4,336,494)
Net Loss	(12,008,017)	(4,329,761)
Loss in Equity Investment, net of tax	$(1,980,122)	(818,324)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of HSWI and our subsidiaries (1) HSW Brasil - Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, and (4) BoWenWang Technology (Beijing) Limited Liability Company.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.  In the event of a change in ownership, any gain or loss resulting from an investee share issuance will be recorded in earnings.  Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.  Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.  The Company applies the guidelines set forth in Accounting Standards Codification (“ASC”) ASC 810 in evaluating whether it has interests in VIEs (variable interest entity) and in determining whether to consolidate any such entities.  All inter-company accounts and transactions between consolidated companies have been eliminated in consolidation.

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

We also recognize web platform services revenue on certain projects using a percentage of completion method.  Sales are calculated based on the percentage that total costs incurred bear to total estimated costs at completion.

Cost of Services

Digital Online Publishing

The online publishing cost of revenue represents the cost of translating and localizing content and acquiring original content written by third parties.

Social Media

The social media cost of revenue represents the cost of acquiring original content written by third parties.

Web Platform Services

The web platform services cost of revenue represents labor cost to design, develop, host, launch and operate websites through our direct activities and management of third-party vendors.  Additionally, cost of revenue represents the cost of acquiring content written by third parties as well site hosting costs.

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivable.  At December 31, 2010, 99% of our cash was denominated in U.S. dollars, and 1% represented cash denominated in Brazilian Reais, Chinese Renminbi or Hong Kong dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.  Cash held by non-US subsidiaries is subject to foreign currency fluctuations against the U.S. dollar.  Our risk in foreign currency is somewhat mitigated at this time as U.S. funds are transferred monthly to Brazil and China to fund that month’s operating activity.  If, however, the U.S. dollar is devalued significantly against the Brazilian Reais or the Chinese Renminbi, the cost to further develop our websites in Brazil and China could exceed our original estimates.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

The majority of our accounts receivable balance as of December 31, 2010, is from Sharecare.  We regularly evaluate the collectability of trade receivable balances based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If we determine that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount expected to be recovered.  The Company’s revenue from Sharecare for the year ended December 31, 2010 and December 31, 2009, totaled approximately $6 million and approximately $1.9 million, respectively.  The Company provides web platform services to Sharecare, and amounts due from Sharecare represented 73% of accounts receivable from affiliates as of December 31, 2010.

In April 2010, the Company entered into an agreement with Discovery Communications, LLC (“Discovery”) to provide website development services to Discovery.  The Company’s web platform services revenue from Discovery, an affiliated entity, for the year ended December 31, 2010 totaled approximately $527,000, and Discovery represented 27% of accounts receivable from affiliates as of December 31, 2010.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  We maintain our cash in financial institutions we believe are of high credit quality and do not believe any undue risk is associated with our cash balances.  A large portion of the cash balance is maintained at one financial institution.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.  On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets and useful lives of property and equipment, stock based compensation, equity method investments, and income taxes, among other things.

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

The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As a result, we are required to make many subjective assumptions and judgments regarding our income tax exposures, interpretations of, and guidance, surrounding income tax laws and regulations change over time.  As a result, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and consolidated statements of operations.

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

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

Stock Based Compensation

We measure stock-based compensation at the grant date based on the calculated fair value of the award.  We recognize the expense over the employee’s requisite service period, generally the vesting period of the award.  We estimate the fair value of stock options at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans.  Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate among others, impact the fair value estimate.  Further, the forfeiture rate impacts the amount of aggregate compensation.  These assumptions are subjective and generally require significant analysis and judgment to develop.  We estimate the fair value for restricted stock grants based on the market value at the grant date.  Options vest based on meeting a minimum performance condition.

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

Foreign Currency

The functional currency of our international subsidiaries is the local currency, Reais in Brazil, Renminbi in China or Hong Kong dollars.  The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses.  Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.  Net gains and losses resulting from foreign exchange transactions are recorded in selling, general and administrative expenses.  Currency translation and transaction losses during 2010 and 2009 were not material to our consolidated financial statements.

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

Advertising Expenses

We expense advertising costs in the year in which they are incurred.  Advertising expense for each of the years ended December 31, 2010, and 2009 was approximately $6,000 and $45,000, respectively.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

Commitments and Contingencies

We record liabilities for loss contingencies arising from claims, assessments and litigation and other sources when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  In the opinion of management, after consultation with legal counsel, there are no material claims, assessments and litigation against the Company as of December 31, 2010.

Impairment of Property and Equipment and Definite-Lived Intangible Assets

Property and equipment and definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Such events include significant adverse changes in the business climate, the impact of significant customer losses, unanticipated current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life.  Recoverability of these assets is measured by a comparison of the carrying amounts to future net cash flows the assets are expected to generate.  For purposes of recognition and measurement of an impairment loss, property and equipment and definite-lived intangible assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.  As of September 30, 2009, and in anticipation of the planned disposition of the DailyStrength assets in 2009, we performed an impairment analysis on our assets in our social media reportable segment.  The results indicated no impairment charge was required.  Other than the sale of our DailyStrength assets, no other triggering events occurred that would have caused the Company to believe that the fair value of its property and equipment and definite-lived assets had declined below its carrying value.

Impairment of Investments

Investments are reviewed to determine if events have occurred which would indicate that a decrease in value has occurred which is other than temporary.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. We monitor our assets for potential impairment on an ongoing basis.  No impairment charge has been recognized on our investment balances as of December 31, 2010 or 2009.

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

As of September 30, 2009, and in anticipation of the planned disposition of the DailyStrength assets, we performed an impairment analysis of our goodwill.  The results indicated no impairment charge was required.  We subsequently sold the DailyStrength assets

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

to Sharecare and as of December 31, 2009 and 2010, no goodwill remains and therefore no impairment test was necessary.  We performed an impairment test of our indefinite-lived intangible assets as of September 30, 2009, as a result of the planned disposition of the website trade names related to the Sharecare transaction.  The results indicated no impairment charge was required.  In October 2009, the website trade names were sold to Sharecare.

As a result our annual impairment test in the fourth quarter, we recorded indefinite-lived intangible asset impairment charges of $489,000 during the year ended December 31, 2010, related to the licenses to operate in China.  See Note 5.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements.  This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  The adoption of this guidance did not have a material impact on our financial statements.

In November 2009, the FASB issued authoritative guidance that incorporates Amendments to FASB Interpretation No. 46(R) into the Accounting Standards Codification.  The new requirements are effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009 (January 1, 2010, for us).  The adoption of this guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance that revises the approach to determining the primary beneficiary of a variable interest entity, or VIE, to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE.  This guidance is effective for fiscal years beginning after November 15, 2009 (January 1, 2010, for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The adoption of this guidance did not have a material impact on our financial statements.

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

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2010 and 2009, prepaid expenses and other assets consisted of the following:

	As of December 31,
	2010	2009

Prepaid insurance	$348,936	$510,838
Deposits and other current assets	217,238	277,134
Total	$566,174	$787,972

5.  GOODWILL AND INTANGIBLE ASSETS

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

Based upon the results of the impairment assessment the Company did not believe that its goodwill related to the DailyStrength reporting unit was impaired as of September 30, 2009.  In making the determination that goodwill was not impaired at September 30, 2009, the Company considered both qualitative and quantitative factors.

As a result of our annual impairment test in the fourth quarter, we recorded indefinite-lived intangible asset impairment charges of $489,000 during the year ended December 31, 2010, related to the licenses to operate in China.  We recorded the impairment charge related to the licenses to operate in China in “impairment loss” in our consolidated statements of operations.  The calculation of the fair value of the Company’s intangible asset was performed consistently with the annual test performed at December 31, 2009, with updated assumptions where appropriate.  The most significant change to the prior year valuation was due to changes in key assumptions used to determine the valuation of the China licenses based on recent indications of an easing of restrictions for entry into China’s business environment, specifically assumptions regarding the time and cost required to obtain similar licenses by a hypothetical new market participant (See Note 6)

As a result of our annual impairment test in the fourth quarter, we recorded indefinite-lived intangible asset impairment charges of $1.2 million during the year ended December 31, 2009, related to the licenses to operate in China.  We present the impairment charge related to the licenses to operate in China in “impairment loss” in our consolidated statement of operations.  The calculation of the fair value of the Company’s intangible asset was performed consistently with the annual test performed at December 31, 2008, with updated assumptions where appropriate.  The most significant change to the prior year valuation was a downward revision to projected cash flows due to declines in the Company’s projected sales in China from its previous projections.

The following table presents a summary of the activity related to the carrying value of goodwill (figures in thousands):

Years Ended December 31,
2009
Balance as of January 1:
Goodwill	$31,031,326
Accumulated Amortization	(29,058,382)
Net Balance	$1,972,944

Goodwill acquired during the year

Goodwill write off due to disposition (see Note 2 and 3)	(1,972,944)
Accumulated losses	—
Balance as of December 31	$—

Our Brazil operation has recorded indefinite-lived intangible assets of $16,429 as of December 31, 2010 and 2009, for website domain names.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

Intangibles include the following as of December 31, 2010 and 2009:

	As of December 31, 2010
	Gross	Accumulated Amortization	Disposals	Adjustments	Net

Intangible assets not subject to amortization:
Licenses related to China	969,560	-	-	(488,560)	481,000
Site domains	16,429	-	-	-	16,429
Subtotal	985,989	-	-	(488,560)	497,429

Total	$985,989	$-	$-	$(488,560)	$497,429

	As of December 31, 2009
	Gross	Accumulated Amortization	Disposals	Adjustments	Net

Intangible assets subject to amortization:
Non-compete agreement	$353,700	$(98,250)	$(255,450)	$-	$-
Website features	151,574	(18,040)	(133,534)	-	-
Website content	117,152	(16,270)	(100,882)	-	-
Member relationships	63,000	(4,770)	(58,230)	-	-

Subtotal	685,426	(137,330)	(548,096)	-	-

Intangible assets not subject to amortization:
Website trade name	988,000	-	(988,000)	-	-
Licenses related to China	2,150,000	-	-	(1,180,440)	969,560
Site domains	16,429	-	-	-	16,429
Subtotal	3,154,429	-	(988,000)	(1,180,440)	985,989

Total	$3,839,855	$(137,330)	$(1,536,096)	$(1,180,440)	$985,989

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

6.  FAIR VALUE MEASUREMENTS ON A NONRECURRING BASIS

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

The following tables present losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the year ended December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total	Level 1	Level 2	Level 3	Total Losses

Licenses to operate in China	$481,000	$-	$-	$481,000	$(488,560)

The Company tests its indefinite-lived intangible assets, which are licenses to operate in China, for impairment by utilizing discounted cash flow models to estimate their fair values.  These cash flow models involve several assumptions.  Changes in the Company’s assumptions could materially impact its fair value estimates.  Assumptions critical to its fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value; (ii) projected annual revenue growth rates used in the models; and (iii) projected long-term growth rates used in the derivation of terminal year values.  The valuation of our China licenses requires us to estimate the period of time a hypothetical market participant, which we define as an internet company wishing to establish a presence in China, would need to obtain our Chinese business and internet licenses.

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

 The following table presents the range of assumptions the Company used to derive its fair value estimates for the China reporting units during the impairment test conducted in the fourth quarter of 2010.

Assumptions
Weighted-average cost of capital	28%
Long-term growth rates	7.0%
Annual revenue growth rates	17.0-1565.0%
Time required to obtain similar licenses	4.5 months

7.  PROPERTY AND EQUIPMENT, NET

As of December 31, 2010 and 2009, property and equipment consisted of the following:

	As of December 31,
	2010	2009

Computer equipment	$569,440	$512,696
Furniture and fixtures	113,071	125,523
Software	267,896	258,616
Leasehold improvements	193,401	136,992
Total	1,143,808	1,038,827
Less accumulated depreciation	(837,348)	(543,521)
Property and equipment, net	$306,460	$490,306

Depreciation expense was $295,529 and $310,828 for the years ended December 31, 2010, and 2009, respectively.

Approximately 59%, 13% and 28% of our property and equipment, net, are in the U.S., China and Brazil, respectively.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

8.  INCOME TAXES

The income tax benefit is comprised of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Current:
Federal	$-	$-
State	-	-
Foreign	902	-
Total	-	-
Deferred:
Federal	-	(335,920)
State	-	(57,600)
Foreign	(122,140)	(295,110)
Total	(122,140)	(688,630)
Total	$(121,238)	$(688,630)

The provision for income taxes for the years ended December 31, 2010 and 2009 differs from the amount computed by applying the U.S. income tax rate of 34% to loss before taxes as follows:

	Years Ended December 31,
	2010	2009

Computed “expected” tax expense	$(2,048,948)	$(4,273,768)
Equity in loss of equity-method investment	517,717	278,150
Sharecare stock acquisition	-	759,531
State taxes, net of federal benefit	(167,067)	(1,241,698)
Change in valuation allowance	1,356,007	3,497,921
Tax effect of losses and rates in non-US jurisdictions	169,089	260,400
Tax effect of other permanent items	51,371	30,834
Other	593
Total	$(121,238)	$(688,630)

Income before income taxes was comprised of the following:

	Years Ended December 31,
	2010	2009

Domestic	$(4,830,570)	$(10,784,221)
Foreign	(1,195,747)	(1,785,685)
Total	$(6,026,317)	$(12,569,906)

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

	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$12,434,401	$11,191,425
Amortization	66,321	115,523
Depreciation of fixed assets	45,995	24,477
Deferred income and reserves	124,965	101,490
Stock-based compensation expense	8,954,255	8,852,793
Less: Valuation allowance	(20,999,839)	(19,081,594)
Total deferred tax assets	626,098	1,204,114

Deferred tax liabilities:
Acquired intangibles	(120,250)	(242,390)
Foreign exchange gain/loss	(6,360)	(6,360)
Differences related to stock basis in equity investment	(619,738)	(1,197,754)
Total deferred tax liability	(746,348)	(1,446,504)
Net deferred tax liability	$(120,250)	$(242,390)

The following table represents a rollforward of the valuation allowances against deferred tax assets for fiscal 2010 and 2009:

	December 31,
	2010	2009

Balance at the beginning of period	$19,081,594	$15,108,498
Increase related to net operating loss and costs and expenses incurred in the current year	1,878,253	2,870,584
Change related to prior year true-ups	(4,530)	802,754
Effect of foreign exchange rate differences	44,522	299,758
Balance at end of period	$20,999,839	19,081,594

The net operating losses available at December 31, 2010, to offset future taxable income in the U.S. federal and state, Hong Kong, China and Brazil jurisdictions are $27,866,881, $24,517,012, $395,900, $2,303,291 and $8,388,906, respectively.  The income tax rates for Hong Kong, China and Brazil are 16.5%, 25% and 15%, respectively.  The net operating losses in the U.S. include losses in the amount of $3.9 million related to the purchase of DailyStrength.  The U.S. net operating losses are subject to certain rules under Internal Revenue Code Section 382 limiting their annual usage.  The federal net operating losses expire between the years 2024 and 2030.  The state net operating losses expire between the years 2016 and 2030.  The net operating losses generated in Hong Kong have no expiration date and carry forward indefinitely.  The net operating losses generated in China have a five year carryover period.  The net operating losses generated in Brazil have no expiration date and up to 30% of the net operating loss may be utilized each year.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, we believe it is not more likely than not that we will realize the benefits of these deductible differences as of December 31, 2010. Therefore, a valuation allowance has been provided for all the deferred tax assets.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

We had no unrecognized tax benefits for the years ended December 31, 2010 and 2009.  We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations.  The 2004 through 2009 tax years generally remain subject to examination by federal and most state tax authorities with respect to net operating losses.  In significant foreign jurisdictions, the 2007 through 2009 tax years generally remain subject to examination by their respective tax authorities.

9.  STOCKHOLDERS’ EQUITY

Common Stock

On February 16, 2010, the Company conducted a reverse split of its common stock, par value $0.001, at a ratio of 10-for-1 (the "Reverse Split"), at which time each share of common stock was automatically reclassified as and converted into one-tenth of a share of common stock.    Each stockholder’s percentage ownership in the Company and proportional voting power remained unchanged by the Reverse Split, except for those adjustments resulting from stockholders receiving cash in lieu of fractional shares.  In connection with the Reverse Split, the number of authorized shares of the Company’s capital stock was reduced accordingly by a ratio of 10-for-1. For comparability purposes, all references to HSWI stock within this document has been adjusted to reflect the effects of the Reverse Split, except where otherwise indicated.

Subsequent to the Reverse Split, the par value per share of the common stock remained unchanged at $0.001 per share.  As a result, on the effective date of the Reverse Split, the stated capital on the Company's consolidated balance sheet attributable to common stock was reduced and the additional paid-in capital account was increased by the amount by which the stated capital is reduced.  The per share net income or loss was increased because there are fewer shares of the Company's common stock outstanding.  The Company does not anticipate that there will be any impact to the results of our operations, including changes to the amount of stock-based compensation expense to be recognized in any period, as a result of the reverse stock split.  Additionally, employee and director share and option grants as well as associated exercise prices were adjusted in the same proportion as the Reverse Split.

Each share of our common stock entitles its holder to one voting right.

Stock Based Compensation

HSWI has authorized 800,000 shares under the 2006 Equity Incentive Plan adopted April 13, 2006 (the “2006 Plan”), and an additional 275,000 shares authorized under the 2010 Equity Incentive Plan adopted June 15, 2010 (the “2010 Plan”), for grant as part of long term incentive plans to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the 2006 and 2010 Plans have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

On March 25, 2009, we granted 8,000 shares of restricted stock to members of our Board of Directors.  The grant date fair value was $1.80 per share.  Of the 8,000 shares granted, 6,570 shares vested on December 31, 2009.

On November 5, 2009, we granted stock options covering 63,500 shares at an exercise price of $3.90 per share.  These options vest three years from the grant date.

On November 20, 2009, we granted stock options covering 52,000 shares at an exercise price of $3.85 per share.  These options vest three years from the grant date.

On June 15, 2010, we granted 8,000 shares of restricted stock to members of our Board of Directors.  The grant date fair value was $2.10 per share.  Of the 8,000 shares granted, 7,100 shares vested on December 31, 2010.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

On July 17, 2010, we granted stock options covering 9,020 shares at an exercise price of $3.85 per share.  These options vest two years from the grant date.

On September 21, 2010, we granted stock options covering 140,000 shares at an exercise price of $6.06 per share.  These options vest in three years.

The per share fair value of the stock options granted, estimated on the date of the grant, was $3.70 for the 2009 Grants, and $1.80 for the 2009 restricted stock grants and a range of $3.73 to $5.94 for the 2010 Grants, and $2.10 for the 2010 restricted stock grants.  We use the Black-Scholes options pricing model to value our options, using the assumptions in the following table.  Expected volatilities are based on the historical volatility of our stock.  The expected term of options represents the period of time that the options granted are expected to be outstanding.  The company uses the midpoint method to estimate the expected term for options granted as sufficient historical data regarding exercise of options is not available nor information readily available regarding comparable plans sufficient to use as a basis to estimate the expected term value..  The risk-free rate of periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is based on expected dividends to be paid over the term of the options.

	2010 Grants	2009 Grants
Expected volatility	185.6% - 197.7%	147.5%
Expected life in years	5.75 – 6.25	7
Dividend yield	—	—
Risk free interest rate	1.34% - 1.99%	2.90% - 3.06%

In accordance with ASC 718, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  Stock-based compensation expense for the years ended December 31, 2010, and 2009, were $266,000 and $1.8 million, respectively.  Unrecognized compensation expense as of December 31, 2010, relating to non-vested stock options approximated $987,000 and is expected to be recognized through 2013.  At December 31, 2010, no options have been exercised under this plan.  Stock options have a maximum term of 10 years from the grant date.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

A summary of stock option activity and related information as of December 31, 2010, and changes during the year then ended (as adjusted for the Reverse Split), is presented below:

Options	Number of options	Weighted average exercise price	Weighted average remaining contract term (yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	787,659	$55.60	7.1	$-
Granted	149,020	5.93	9.7	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Total outstanding at December 31, 2010	936,679	$56.19	6.1	$-
Options exercisable at December 31, 2010	761,552	$59.44	6.1	$-

*The intrinsic value of these options is $0.00 due to the exercise price of the options significantly exceeding the present market price of the shares.

The fair value of options vested during the years ended December 31, 2010 and 2009, were $0.2 million and $2.4 million, respectively.

As of December 31, 2010, no securities remain for future issuance under the 2006 Equity Incentive Plan.

Restricted Stock activity during the year ended December 31, 2010 is shown in the following table.  A summary of restricted stock activity and related information as of December 31, 2010, and changes during the year then ended (as adjusted for the Reverse Split) is presented below:

		Weighted
		average
	Number	grant date
Shares	of shares	fair value
Unvested balance, January 1, 2010	—	$—
Granted	8,000	2.1
Vested	(7,100)	2.1
Forfeited	(900)	2.1
Total unvested at December 31, 2010	—	$—

The total fair value of restricted stock vested during the year ended December 31, 2010 was approximately $15,000.

As of December 31, 2010, there was no unrecognized compensation expense relating to non-vested restricted stock.

There was no forfeiture, expiration or exercise of options related to the INTAC merger. As of December 31, 2010 the number of options outstanding was 25,000.  The options had a weighted average exercise price of $54.90 and a weighted average remaining contract term of 2.8 years.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

10.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of our basic and diluted earnings per share computations:

	Years Ended December 31,
	2010	2009
Loss per share:

Net loss	$(5,905,079)	$(11,881,276)

Weighted average shares outstanding, basic and diluted	5,368,419	5,361,767

Basic and diluted loss per share
Net loss	$(1.10)	$(2.22)

Weighted average shares outstanding	5,368,419	5,361,767

Dilutive stock options	—	—
Total common shares and dilutive securities	5,368,419	5,361,767

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.  The number of anti-dilutive weighted average shares outstanding excluded from the calculation above was 883,836 and 767,836 for the years ended December 31, 2010 and 2009 respectively.

11.  RELATED PARTY TRANSACTIONS

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

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

The Company’s revenue from Sharecare for the years ended December 31, 2010 and 2009 totaled approximately $6 million and approximately $1.9 million, respectively.  As of December 31, 2010, HSWI owned approximately 16.5% of the outstanding common stock of Sharecare.  The Company provides web platform services to Sharecare, and amounts due from Sharecare represented 73% of accounts receivable from affiliates as of December 31, 2010.

In April 2010, the Company entered into an agreement with Discovery Communications, LLC (“Discovery”) to provide website development services to Discovery.  The Company’s web platform services revenue from Discovery, an affiliated entity, for the year ended December 31, 2010 totaled approximately $527,000, and Discovery represented 27% of accounts receivable from affiliates as of December 31, 2010.

On March 30, 2010, the Company entered into a 24-month sublease agreement with Sharecare for rental of our corporate headquarters in Atlanta, Georgia, effective March 1, 2010.  Total rent expense for 2010 was approximately $203,000.

As of December 31, 2010 and 2009, the Company had an outstanding liability due to its affiliate, Discovery, of approximately $86,000.

12.  SEGMENTS

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

The Company reported two operating segments for the first three quarters of 2009: (1) social media; and (2) digital online publishing.  Our social media segment was comprised of our DailyStrength operations, which generated revenues from the advertisers based primarily in the United States.  We sold substantially all of the assets of the social media segment to a related party, Sharecare, on October 30, 2009.  Subsequently, we no longer have activity within that segment.  Our digital online publishing segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries.

In October 2009 the Company entered into a Letter Agreement for Services with Sharecare pursuant to which the Company agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  The operating results for services performed under the Sharecare services agreement and other similar service agreements are included in the web platform services segment.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

Revenue, operating loss and total assets regarding reportable segments are presented in the following tables:

	Digital Online Publishing	Social Media	Web Platform Services	Corporate	Total

Year Ended December 31, 2010
Revenue	$190,712	$-	$6,464,352	$-	$6,655,064

Operating (loss) income	(1,196,653)	-	1,119,007	(4,440,488)	(4,518,134)
Interest income		-	-	14,514	14,514
Other income (expense)		-	-	(1,523,599)	(1,523,599)
Income tax benefit		-	-	122,140	122,140
(Loss) income from operations	$(1,196,653)	$-	$1,119,007	$(5,827,433)	$(5,905,079)

	Digital Online Publishing	Social Media	Web Platform Services	Corporate	Total

Year Ended December 31, 2009
Revenue	$196,942	$194,458	$1,868,416	$-	$2,259,816

Operating (loss) income	(1,785,685)	(1,100,153)	375,000	(9,450,642)	(11,961,480)
Interest income		-	-	50,515	50,515
Other income		160,000	-	(818,941)	(658,941)
Income tax benefit		393,520	-	295,110	688,630
(Loss) income from operations	$(1,785,685)	$(546,633)	$375,000	$(9,923,958)	$(11,881,276)

	December 31, 2010	December 31, 2010

Total assets:
Web platform services	$658,944	$469,185
Social media	-	19,751
Digital online publishing	400,660	563,363
Business segments	1,059,604	1,052,299
Corporate	8,828,172	14,853,610
Total assets	$9,887,776	$15,905,909

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

	Year Ended	Year Ended
	2010	2009

Total investment in unconsolidated entity:
Business segments	—	—
Corporate	2,972,135	4,405,304
Total investment in unconsolidated entity	$2,972,135	$4,405,304

	December 31,	December 31,
	2010	2009

Total equity in income of unconsolidated entity:
Business segments	—	—
Corporate	(1,522,697)	(818,087)
Total equity in loss of unconsolidated entity	$(1,522,697)	$(818,087)

In the table below is a summary of select financial information by country in which the Company has operations.

	For the Year Ended December 31,
	2010	2009
Revenues:
United States	$6,464,352	$2,062,874
Brazil	176,295	177,900
China	14,417	19,042
Total revenues	$6,655,064	$2,259,816

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

	As of December 31,
Long-lived assets:	2010	2009
United States	$660,257	$1,256,879
Brazil	102,510	151,604
China	41,122	74,043
Total long-lived assets	$803,889	$1,482,526

13.  COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into operating leases for office space.  Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $33,980 and $466,861 for years ended December 31, 2010 and 2009, respectively.  We do not have any capital leases.

The following table summarizes the approximate future minimum rental obligations under non-cancelable operating leases in effect at December 31, 2010:

Operating Lease
Commitments
2011	$381,878
2012	204,072
2013	233,799
2014	240,851
2015	298,011
Thereafter	102,728
Total	$1,461,339

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

14.  SUBSEQUENT EVENTS

On January 26, 2011, the Company entered into the Third Amendment to the Letter Agreement for Services, by and between Sharecare, Inc. and HSWI.  The Third Amendment extends the term of the Agreement from December 31, 2010 to December 31, 2011.

On March 4, 2011, the Company entered into a senior revolving credit agreement with Theorem Capital, LLC (the "Lender") pursuant to which the Lender has agreed to extend HSWI a line of credit of up to $1.0 million for a period of one year from March 4, 2011, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. Under the terms of the credit agreement, HSWI may, in its sole discretion, borrow from the Lender up to $1.0 million from time to time during the term of the credit agreement, in minimum loan amounts of $200,000. HSWI entered into this senior revolving credit agreement to provide flexibility as HSWI builds and executes upon its social media content strategy.

Any borrowings under the credit agreement will be senior unsecured indebtedness of HSWI and may be used for HSWI's working capital and general corporate purposes. Any borrowings will be due and payable, with accrued interest thereon, on March 4, 2012, subject to any renewal of the line of credit, at the Lender's discretion. During the term of the credit agreement, any principal amounts repaid by HSWI may be re-borrowed.

Borrowings under the credit agreement will bear interest at a fixed rate equal to 8% per annum, payable on or before March 4, 2012, unless the line of credit is renewed and the payment date extended, in which case interest shall be payable on or before March 4, 2013.

HSWI paid the Lender a commitment fee of $20,000 in consideration of its making the line of credit available to HSWI. In addition, HSWI will pay the Lender a renewal fee of $20,000 if the line of credit is renewed for an additional year beyond March 4, 2012.

HSWI has also given the Lender the right to purchase up to $1.0 million in shares of common stock or other equity securities of HSWI offered to other investors in financing transactions on the same terms as offered to those other investors and the Lender will have the further right to apply against the purchase price of any securities it elects to purchase any unpaid principal of, and unpaid accrued interest on, any borrowings under the credit agreement (with HSWI’s payment obligation with respect to any such amounts being deemed fully satisfied). These purchase rights terminate following the first financing involving HSWI’s sale of at least $1.0 million of its common stock or other securities, referred to as a Qualified Financing, or at such time as the dollar amount of investments made by the Lender under this provision of the credit agreement equals $1,000,000.  Any investment by the Lender under this provision of the credit agreement will not be counted toward the determination of a Qualified Financing.

The credit agreement contains covenants that HSWI considers usual and customary for an agreement of this type, including restrictions on incurring additional indebtedness, maximum trade obligations and accrued expenses and other current liabilities, use of loan proceeds and payment of dividends. Upon the occurrence of an event of default, including payment defaults, breaches of covenants, insolvency proceedings and events having a material adverse effect on HSWI’s financial condition, business assets, operations or property, the Lender may declare all outstanding obligations under the credit agreement due and payable and the aggregate unpaid principal balance of any borrowings and, to the extent permitted by applicable law, any other obligations under the credit agreement will bear interest at a default rate of 11% per annum until the event of default is waived or cured or all outstanding obligations are paid in full.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth our unaudited quarterly results of operations for the eight quarters ended December 31, 2010.

                                                            Three Months Ended

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Revenue	$1,374,111	$1,439,958	$2,038,441	$1,802,554
Operating expenses	(1,579,357)	(1,375,895)	(921,590)	(1,892,148)
Loss from operations	(1,354,550)	(1,048,471)	(581,572)	(1,534,460)
Other expense	(72,223)	(525,124)	(657,643)	(277,691)
Deferred income tax benefit	-	-	-	122,140
Net loss	$(1,426,773)	$(1,573,595)	$(1,239,215)	$(1,690,011)

Net loss per basic and diluted share	$(0.27)	$(0.29)	$(0.23)	$(0.31)

Basic weighted average
shares outstanding, basic and diluted	5,369,829	5,369,829	5,368,399	5,368,476

HSW INTERNATIONAL, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(expressed in U.S. Dollars)

                                                                                       Three Months Ended

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Revenue	$126,330	$88,154	$91,067	$1,954,265
Operating expenses	(3,537,947)	(3,480,443)	(3,230,176)	(3,974,433)
Loss from operations	(3,411,617)	(3,392,289)	(3,139,109)	(2,020,168)
Other income (expense)	175,492	16,258	11,160	(810,481)
Deferred income tax benefit	-	-	393,520	295,110
Net loss	$(3,236,125)	$(3,376,031)	$(2,734,429)	$(2,535,539)

Net loss per basic and diluted share	$(0.60)	$(0.63)	$(0.51)	$(0.47)

Basic weighted average
shares outstanding, basic and diluted	5,361,486	5,361,829	5,361,829	5,361,916

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including our Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The name of and certain information regarding each director as of March 28, 2011, is set forth below.  There are no family relationships among directors, director nominees or executive officers of HSWI.  Each director is elected to serve until the next Annual Meeting of Shareholders.

Name	Age	Position with HSWI

Scott Booth
December 17, 2009	42	Director

Theodore P. Botts
October 2, 2007	65	Director

Arthur F. Kingsbury
December 14, 2007	62	Director

James A. Rosenstock III
February 2, 2011	38	Director

Gregory M Swayne
December 17, 2009	52	Chairman of the Board of Directors and Chief Executive Officer

Kai-Shing Tao
October 2, 2007	34	Director

Scott Booth , age 42, has served as a member of HSWI’s Board of Directors since December 2009.  Mr. Booth is the Managing Partner for Eastern Advisors, LLC, an investment fund that invests in public and private companies, and has served in that capacity since the fund's formation in April 2003.  Among other experience, qualifications, attributes and skills, Mr. Booth’s knowledge and experience in the finance industry, investing environment, and Asian markets led to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our Company in light of our business and structure.

Theodore P. Botts , age 65, has served as a member of HSWI's Board of Directors since 2007.  He is also President of Kensington Gate Capital, LLC, a private corporate finance advisory firm.  From July 2007 until September 2008, Mr. Botts served as Chief Financial Officer of StereoVision Entertainment, Inc.  Since 2002 until its merger with HSW International, Mr. Botts served on INTAC International's board of directors as chairman of the audit committee.  Prior to 2000, Mr. Botts served in executive capacities at UBS Group and Goldman Sachs.  Mr. Botts is also a member of the Board of Trustees and head of development for REACH Prep, a non-profit organization serving the educational needs of underprivileged African-American and Latino children in Fairfield and Westchester counties since 2003.  Mr. Botts graduated with honors from Williams College and received an MBA from the NYU Graduate School of Business Administration.  Among other experience, qualifications, attributes and skills, Mr. Botts’s knowledge and experience in the corporate finance industry and in senior leadership roles in organizations in the technology industry led to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our Company in light of our business and structure.

Arthur F. Kingsbury , age 62, has served as a member of HSWI's Board of Directors since 2007.  He is currently a private investor.  Mr. Kingsbury has over 35 years of business and financial experience in the media and communications sectors.  His experience includes financial, senior executive and director positions at companies engaged in newspaper publishing, radio broadcasting, database publishing, internet research, cable television and cellular telephone communications.  Specific positions included President and COO of VNU-USA, Inc., Vice Chairman and COO of BPI Communications, Inc., and CFO of Affiliated Publications, Inc.  Mr. Kingsbury has served as a director on the boards of three other publicly traded companies, NetRatings (NASDAQ), Affiliated Publications (NYSE-listed publisher of the Boston Globe), and McCaw Cellular (NASDAQ), and currently serves on the boards of Dolan Media (NYSE) and Solera Holdings (NYSE).  Mr. Kingsbury holds a BSBA in Business Administration from Babson College.  Among other experience, qualifications, attributes and skills, Mr. Kingsbury’s experience in corporate finance and strategic transactions, as well as his serving on boards of directors and holding senior leadership positions with publicly traded companies in the communications and publishing industries, led to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our Company in light of our business and structure.

James A. Rosenstock III, age 38, has served as a member of HSWI’s Board of Directors since February 2011.  Mr. Rosenstock has been Senior Vice President, Corporate Development at Discovery Communications since 2007, where he oversees global mergers and acquisitions, corporate strategy, and new business development. From 2002 to 2007, Mr. Rosenstock was Vice President, Corporate Development and M&A at Sony Corporation of America. Previously Mr. Rosenstock was an investment banker to the media and entertainment industry, most recently at Credit Suisse First Boston. Mr. Rosenstock is a graduate of Virginia Tech's Pamplin College of Business and serves on its Finance Department's Advisory Board. Mr. Rosenstock is also a board member of Sharecare, Inc., a private partnership between HSW International, Dr. Mehmet Oz, Harpo Productions, Discovery Communications, Sony Pictures Television and Jeff Arnold; a board member of Adrea, LLC, a private joint venture between Discovery Communications, Intertrust, Philips and Sony aimed at licensing certain intellectual property in the eBook space; and an Advisory Board member of the GI Film Festival. Mr. Rosenstock was designated by Discovery Communications in connection with the January 1, 2011, resignation of their previous designee Michael Cascone as a director of HSW International.

Gregory M. Swayne , age 52, has served as a member of HSWI’s Board of Directors since December 2009.  Mr. Swayne has been HSW International’s Chairman of the Board since December 2009 and Chief Executive Officer since September 2009.  Previously, he was our President and Chief Operating Officer since October 2007.  Prior to joining HSW International in 2006, Mr. Swayne led HowStuffWorks, Inc., which has since been acquired by Discovery Communications, as President and Chief Operating Officer and was a member of the management teams of The Convex Group and N2 Broadband.  Mr. Swayne was the co-founder and President of publicly-listed A.D.A.M., Inc. and its predecessor Medical Legal Illustrations, Inc.  A.D.A.M. provides health information services and benefit management solutions through its online offerings to healthcare organizations, employers, benefit brokers, consumers and the educational market.  Mr. Swayne holds a Bachelor of Arts from the University of South Carolina and a Master of Science in Medical Illustration from the Medical College of Georgia.  Among other experience, qualifications, attributes and skills, as our Chief Executive Officer since September 2009 and our President and Chief Operating Officer from 2007 to 2009, Mr. Swayne’s unique experience and perspective on our business led to the conclusion of our Nominating and Corporate Governance Committee and of our full Board that he should serve as a director of our Company in light of our business and structure.

Kai-Shing Tao , age 34, has served as a member of HSWI's Board of Directors since 2007.  He is also Chairman and Chief Investment Officer of Pacific Star Capital, a private investment group.  Prior to founding Pacific Star Capital, Mr. Tao was a Partner at FALA Capital Group, a single family investment office, where he headed the global liquid investments outside the operating companies.  Mr. Tao is also a member of the Real Estate Roundtable and US-China and US-Taiwan Business Council.  Mr. Tao graduated from the New York University Stern School of Business.  Among other experience, qualifications, attributes and skills, Mr. Tao’s knowledge and experience in the investment industry and Asian market led to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our Company in light of our business and structure.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following table sets certain information about each of our executive officers and key employees as of March 28, 2011.

Name	Age	Position

Gregory M. Swayne	52	Chief Executive Officer and Chairman of the Board of Directors
Shawn G. Meredith	41	Chief Financial Officer
Eric J. Orme	36	Chief Technology Officer
Bradley T. Zimmer	32	Executive Vice President and General Counsel

Executive Officers

Gregory M. Swayne is our Chief Executive Officer and Chairman of the Board of Directors.  Previously, he was our President and Chief Operating Officer since October 2007.  Prior to joining HSW International in 2006, Mr. Swayne was the President and Chief Operating Officer of HowStuffWorks, Inc., which has since been acquired by Discovery Communications, and was a member of the management teams of The Convex Group and N2 Broadband.  Mr. Swayne was the co-founder and President of publicly-listed A.D.A.M., Inc. and its predecessor Medical Legal Illustrations, Inc.  A.D.A.M. provides health information services and benefit management solutions through its online offerings to healthcare organizations, employers, benefit brokers, consumers and the educational market.  Mr. Swayne holds a Bachelor of Arts from the University of South Carolina and a Master of Science in Medical Illustration from the Medical College of Georgia.

Shawn G. Meredith became our Chief Financial Officer on August 12, 2008.  Ms. Meredith joined us in May 2008 as Vice President of Finance.  Prior to joining HSW International, she was a consultant to and Corporate Controller for Network Communications, Inc., an internet-integrated media company and the largest national publisher of local printed and online magazines for the real estate market, from September 2005 to April 2008.  Ms. Meredith also held positions as vice president, finance and accounting for Medical Doctor Associates, from October 2004 to August 2005, and as an audit manager for PricewaterhouseCoopers LLP, from October 2001 to September 2004.  Ms. Meredith graduated from the University of Florida with a Bachelor of Science in Accounting and a Master of Accounting from Florida International University.  Ms. Meredith is a certified public accountant.

Other Key Employees

Eric J. Orme has been our Chief Technology Officer since November 2007, was previously Director of IT and Operations at PCDI, LLC, since May 2004, and has been involved in information technology leadership in the web hosting, education technology, and online media markets for the past fifteen years.  His technical background includes work for both start-ups and larger global corporations, including Georgia-Pacific, web.com, and Ashworth University.  Mr. Orme has been central in orchestrating the launch of the Company’s websites in China and Brazil.

Bradley T. Zimmer has been Executive Vice President, General Counsel and Corporate Secretary for HSW International since December 2007.  He previously served as General Counsel and Corporate Secretary of The Convex Group, an entertainment and media company, and its subsidiary HowStuffWorks, Inc. from 2003 through the companies' acquisition by Discovery Communications in December 2007.  Prior to The Convex Group, Mr. Zimmer was responsible for business strategy at Southeast Interactive Technology Funds, a venture capital firm focused on information technology and communications investments.  Mr. Zimmer holds a Bachelor of Arts in Public Policy and Juris Doctor from Duke University. He is a member of the American Bar Association and North Carolina State Bar, and is a member of the boards of directors of Forbes Travel Guide and several other privately held companies.

CORPORATE GOVERNANCE MATTERS

Audit Committee

The Audit Committee of our Board of Directors is responsible for overseeing the qualifications, performance and independence of our independent auditors, the integrity of our financial statements and disclosures, the performance of our internal audit function and internal controls, and compliance with legal and regulatory requirements.  The Audit Committee currently consists of Theodore P. Botts (Chairman), Kai-Shing Tao and Scott Booth, all of whom are independent directors as defined in Rule 4200(a)(14) of the NASDAQ listing standards and Rule 10A(m)(3) of the Exchange Act.  The Board has determined that Mr. Botts qualifies as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Selection of Nominees for the Board of Directors

The Nominating Committee of our Board of Directors is responsible for establishing the procedures for our stockholders to nominate candidates to the Board of Directors.  There were no material changes in 2010 to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission and NASDAQ.  Officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all such forms that they file.  Based solely on a review of the copies of forms received by HSWI, or written representations from reporting persons, we believe that during 2010, all of our officers, directors and 10% stockholders complied with applicable Section 16(a) filing requirements other than Scott Booth, who did not file a Form 3 upon becoming a director in December 2009 or Forms 4 for the grant of 2,000 shares of restricted stock on June 15, 2010 or the grant of 4,000 shares of restricted stock on February 2, 2011.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors approves all compensation and awards to the individuals included on the Summary Compensation Table (the “named executive officers”).  Annually, the Compensation Committee reviews the performance and compensation of the chief executive officer, or CEO, and, following discussions with the CEO and, where it deems appropriate, other advisors, modifies executives’ compensation levels for the subsequent year.  For the remaining named executive officers, the CEO makes recommendations to the Compensation Committee for approval.

The Compensation Committee met six times in 2010.  The Compensation Committee’s charter provides that it will (i) develop, approve, and report to the Board regarding the Company's overall compensation philosophy and strategy, (ii) establish corporate goals and objectives relevant to CEO compensation, evaluate the CEO’s performance in light of those goals and objectives, and determine and approve the CEO’s compensation level based on this evaluation, (iii) review and approve the compensation structure for the other executive officers and review and approve the CEO’s recommendations with respect to executive officer compensation, (iv) oversee CEO and executive succession planning and development, and (v) make recommendations to the Board with respect to director compensation.  In addition to the committee members, in the past the CEO and other officers from the Company have been asked to attend meetings from time to time as the committee deems appropriate.  The Compensation Committee makes reports to the full Board of Directors based on its activities and, for certain activities, such as the determination of Board of Directors compensation, the Compensation Committee will make recommendations to the full Board for approval.

Executive Compensation Philosophy and Objectives

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

Our stock-based compensation provides a means for our executives to obtain a degree of ownership of our Company in an attempt to align corporate and individual goals.  The issuance of equity compensation is generally not based on performance but rather a component of each officer’s total compensation package.  As bonuses are based on both individual and company-wide performance and objectives, we offer a market-competitive base salary for executive positions so as to mitigate the volatility we might experience in our equity pricing.  It is our philosophy that bonuses are to be used to provide an added incentive to meet additional objectives which exceed ordinary expectations and not as salary itself.

Elements of Compensation

During 2010, the compensation packages for our named executive officers included three principal elements:  base salary; performance based (or guaranteed) cash bonuses; and long-term equity incentive awards.

Base Salary. Base salary for our executives is determined based on the specific level and experience of the executive and responsibilities of his or her position.  Generally, the goal is to achieve a salary that is competitive with the salary for similar positions in similar industries within our Company’s geographic region.  The Compensation Committee reviews salaries during its annual review process when an increase, if any, is determined.  Any increase in salary for the named executive officers is subject to Compensation Committee approval.  In addition, base salaries may be adjusted, on occasion at the Compensation Committee’s discretion, to realign a particular salary with current market conditions.  Upon Mr. Swayne’s becoming our CEO in September 2009, we entered into a Letter Agreement with Mr. Swayne with a term of three years.  Under that agreement, Mr. Swayne’s initial base salary was $275,000 per year, increased to $300,000 per year effective January 1, 2010, and will be reviewed annually beginning in 2011 by the Board for any discretionary merit-based increases.

Long-term Equity Incentive Awards.   Granting stock options encourages our executives to focus on our Company’s future success.  The Company issues grants for stock options under the 2010 Equity Incentive Plan adopted June 15, 2010.  The number of grants recipients receive is generally based on their particular position within the Company.  All grants require the approval of the Compensation Committee of our Board.  In the event of a change in control in HSW International, any unvested options held by each of our named executive officers will fully vest on the date of the change of control.  Under the terms of the Letter Agreement, Mr. Swayne received options to purchase 41,000 shares of HSW International’s common stock.  Five thousand of the options vested immediately upon the grant, and the remainder will vest ratably over a period of three years.  All options vest automatically upon a change of control, as defined in the Letter Agreement.

Payments in Connection with a Change of Control or Termination

In the event of a change in control in HSW International, any unvested options held by each of Messrs. Swayne, and Orme and Ms. Meredith will fully vest on the date of the change of control.  If a change of control had occurred on December 31, 2010, the value of the options that would have vested was $919,000.

If HSW International terminates Mr. Swayne’s employment without cause (as defined in the Letter Agreement) and Mr. Swayne executes a release acceptable to HSW International, Mr. Swayne will be entitled to amounts earned or vested as of his termination date, plus his base salary in effect as of his termination date and continuing medical benefits for a period of (a) nine months if he is terminated between October 1, 2010 and September 30, 2011, or (b) six months if he is terminated between October 1, 2011 and the end of the term of the employment agreement.  If Mr. Swayne had been terminated on December 31, 2010, the value of his severance payments would have been $225,000.

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid for services rendered to us and our subsidiaries in all capacities during the years ended December 31, 2009, and December 31, 2010, by our principal executive officer, and our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year.   The officers listed on the table set forth below are referred to collectively in this annual report as the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity Awards (1) ($)	All Other Compensation ($)	Total ($)

Gregory M. Swayne
Chairman and Chief Executive Officer (2)	2010	$300,000	$—	$356,400	$—	$656,400
	2009	$238,786	$—	$151,700	$—	$390,486

Shawn G. Meredith
Chief Financial Officer	2010	$200,059	$—	$—	$—	$200,059
	2009	$200,236	$—	$83,250	$—	$283,486

Eric J. Orme
Chief Technology Officer	2010	$250,000	$—	$356,400	$—	$606,400
	2009	$194,663	$—	$83,250	$—	$277,913

(1)
Amounts in this table reflect the total grant date fair value for awards granted in 2010 and 2009 and do not reflect actual compensation realized by our named executive officers.  The aggregate grant date fair value of restricted stock and options awards granted within the fiscal year was determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation.

(2)	Mr. Swayne became our Chief Executive Officer on September 28, 2009.

Outstanding Equity Awards at Year-End 2010

The following table provides information about the number and value of unexercised options for the named executive officers as of December 31, 2010.  No named executive officers exercised any stock options during fiscal years 2010 or 2009 and no stock appreciation rights have been granted.

Name	Number of Securities Underlying Unexercised Options		Options Exercise Price	Option
			($)	Expiration Date
	Exercisable	Unexercisable
	(#)	(#)

Gregory M. Swayne	10,000	0	$65.00	August 23, 2016
Gregory M. Swayne	10,000	0	$71.00	October 10, 2017
Gregory M. Swayne	1,002	0	$32.50	August 12, 2018
Gregory M. Swayne	20,000	21,000	$3.90	November 5, 2019
Gregory M. Swayne	0	60,000	$6.06	September 17, 2020
Shawn G. Meredith	1,667	833	$38.00	May 28, 2018
Shawn G. Meredith	1,667	833	$32.50	August 12, 2018
Shawn G. Meredith	334	0	$32.50	August 12, 2018
Shawn G. Meredith	9,167	13,333	$3.85	November 20, 2019
Eric J. Orme	2,500	0	$70.30	November 9, 2017
Eric J. Orme	334	0	$32.50	August 12, 2018
Eric J. Orme	12,221	10,729	$3.90	November 5, 2019
Eric J. Orme	0	60,000	$6.06	September 17, 2020

Consulting and Employment Agreements

    Swayne Employment Agreement

Mr. Swayne’s employment is governed by a Letter Agreement dated September 28, 2009,   with a term of three years.  Mr. Swayne’s initial base salary was $275,000 per year, increased to $300,000 per year effective January 1, 2010, and will be reviewed annually beginning in 2011 by the Board for any discretionary merit-based increases.  In November 2009 Mr. Swayne received options to purchase 41,000 shares of HSW International’s common stock.  Five thousand of the options vested immediately upon the grant, and the remainder will vest ratably over a period of three years.  All options vest automatically upon a change of control, as defined in the Letter Agreement.  The Letter Agreement also contains non-compete and non-solicitation covenants.  If HSW International terminates Mr. Swayne’s employment without cause (as defined in the Letter Agreement) and Mr. Swayne executes a release acceptable to HSW International, Mr. Swayne will be entitled to amounts earned or vested as of his termination date, plus his base salary in effect as of his termination date and continuing medical benefits for a period of (a) nine months if he is terminated between October 1, 2010 and September 30, 2011, or (b) six months if he is terminated between October 1, 2011 and the end of the term of the employment agreement.

    Orme Employment Agreement

Mr. Orme’s employment is governed by a Letter Agreement dated October 1, 2009, with a term of three years.  Mr. Orme’s initial base salary was $225,000 per year and increased to $250,000 per year effective January 1, 2010, and will be reviewed annually thereafter by the Board for any discretionary merit-based increases.  In 2009 Mr. Orme received options to purchase 22,500 shares of HSW International’s common stock.  Two thousand five hundred of the options vested immediately upon the grant, and the remainder vest ratably on a monthly basis over a period of three years.  All options vest automatically upon a change of control, as defined in the Letter Agreement.  The Letter Agreement also contains non-compete and non-solicitation covenants.  HSW International may terminate Mr. Orme’s employment on thirty days’ written notice, provided that the Company may provide continued base salary payments and medical benefits for all or a portion of the 30 day notice period in lieu of the notice.  Upon expiration of the term, the Letter Agreement will terminate, and, unless either party elects in writing not to continue Mr. Orme’s employment, he will become an at-will employee of the Company.  If HSW International terminates Mr. Orme’s employment without cause (as defined in the Letter Agreement) and Mr. Orme executes a release acceptable to HSW International, Mr. Orme will be entitled to amounts earned or vested as of his termination date, plus his base salary in effect as of his termination date and continuing medical benefits for a period of (a) nine months if he is terminated between October 1, 2010 and September 30, 2011, or (b) six months if he is terminated between October 1, 2011 and the end of the term of the employment agreement.

Compensation of Non-Executive Directors

Our certificate of incorporation and bylaws specifically grant to our board of directors the authority to fix the compensation of the directors.  For 2010 service, we paid our non-executive directors the amounts set forth in the following table:

Name (1)	Fees Earned or Paid in Cash (2) ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total (3) ($)
Jeffrey T. Arnold (3)	—	—	—	—	—
Scott V. Booth (1)	$48,944	$4,200	—	—	$53,144
Theodore P. Botts	$48,944	$4,200	—	—	$53,144
Michael Cascone (1), (3)	—	—	—	—	—
Boland T. Jones (4)	$19,472	—	—	—	$19,472
Arthur F. Kingsbury	$48,944	$4,200	—	—	$53,144
Kai-Shing Tao	$43,944	$2,310	—	—	$46,254

(1)	Our shareholders elected Messrs. Booth and Cascone to the Board on December 17, 2009 and elected Mr. Rosenstock on February 3, 2011.
(2)
Includes annual retainers for members of the Board of Directors, retainers for the chairman of each of the Audit, Compensation and Nominating Committees, and retainers for the members of the Special Committee established to review the Sharecare transactions.

(3)
Bruce L. Campbell, Michael Cascone, and Jeffrey T. Arnold received no compensation as directors because they are employed by Discovery, which owns approximately 43% of our shares.  Mr. Arnold received all of his compensation pursuant to his Consulting Agreement, described below.

(4)	Mr. Jones did not stand for reelection at our 2010 annual meeting and ceased to be a director on June 15, 2010.

On February 3, 2010, our board of directors adopted a Director Compensation Plan for the year ended December 31, 2010, for its independent directors. The plan provides for the following:

Annual minimum cash retainer	$5,000
Annual restricted stock grant value	$35,000
Total annual compensation	$40,000

In addition, the chairman of our Compensation and Nominating and Governance Committees each receives additional cash compensation of $2,500 per year, and the chairman of our Audit Committee receives additional compensation of $5,000 per year.  The restricted stock grant is limited to the per share price for 2,000 shares.  The excess value is then added to the cash retainer.  We also reimburse all directors for HSWI-related travel expenses in accordance with our Company-wide policy.

The terms for the payment of our independent director compensation include the following:

•	Cash retainers are paid quarterly in arrears.
•
Restricted stock is granted at the beginning of the year in an amount then equal to the specified cash value determined as the average of the first 15 trading days of the year, resulting in a per share value for our 2009 grant of $3.50.

•
The number of restricted stock shares granted is calculated by dividing $35,000 by the volume weighted average trading price of the Company’s common stock for the first fifteen trading days of 2009 (the “Per-Share Price”).  If the resulting quotient exceeds 2,000 shares, the value (calculated using the Per-Share Price) of the shares in excess shall be added to the annual cash retainer.

•
Restricted stock vests in full on December 31 of the year of grant, contingent upon the recipient having attended at least 75% of board meetings held during the year; otherwise, vesting will be prorated based on attendance.

On June 15, 2010, our independent directors, namely Messrs. Booth, Botts, Kingsbury and Tao, each received 2,000 shares of restricted stock per the director compensation plan described above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2011 for the following:

•	Each person or entity known to own beneficially more than 5% of the outstanding common stock;

•	Each director;

•	Each of the executive officers named in the Summary Compensation table; and,

•	All current executive officers and directors as a group.

Applicable percentage ownership is based on 5,424,455 shares of common stock outstanding as of March 28, 2011, together with applicable options for each stockholder.  Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares.  Common stock subject to options and warrants currently exercisable, or exercisable within 60 days after March 28, 2011, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person.  The address of each executive officer and director is c/o HSW International, Inc., 3280 Peachtree Road, Suite 600, Atlanta, Georgia 30305.   For information relating to beneficial owners of greater than 5% of our common stock who are not insiders, we rely upon the reports filed by such persons or entities on Schedule 13G.  The beneficial ownership table is presented on a post-reverse stock split basis.

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percentage of Ownership

Discovery Communications, Inc. (1)	2,354,072	43.8%
One Discovery Place
Silver Spring, Maryland 20814

Eastern Advisors Capital Group, Ltd. (2)	821,540	15.3%
c/o Caledonian Fund Services (Cayman) Limited
Caledonian House
69 Dr. Roy’s Drive
Grand Cayman KY1 – 1102
Cayman Islands

Capital Research Global Investors (3)	368,638	6.9%
333 South Hope Street
Los Angeles, California 90071

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percentage of Ownership

Executive Officers and Current Directors:
Jeffrey T. Arnold (4)	2,710,072	47.3%
Scott V. Booth (5)	867,599	16.2%
Theodore P. Botts (6)	12,827	*
Arthur F. Kingsbury	2,827	*
Shawn G. Meredith (7)	8,769	*
Eric J. Orme (8)	9,048	*
Gregory M. Swayne (9)	35,310	*
Kai-Shing Tao	1,969	*
All Executive Officers and Directors as a Group (9 People)	3,701,986	63.3%

* Represents less than 1%

(1)	Includes 2,344,072 shares of our common stock and 10,000 exercisable warrants beneficially owned by HowStuffWorks, Inc.
(2)
Based on information contained in Schedule 13G/A filed with the SEC on February 16, 2010, by Eastern Advisors Capital Group, LLC, Eastern Advisors Capital, Ltd. and Scott Booth.  All three report shared voting and dispositive power over the shares.  The address for Eastern Advisors Capital Group, LLC and Scott Booth is 101 Park Avenue, 48th floor, New York, New York 10178.

(3)	Based on information contained in Schedule 13G/A filed with the SEC in February 11, 2011 by Capital Research Global Investors. The address is 333 South Hope Street, Los Angeles, California, 90071.
(4)
Includes (i) 2,344,072 shares of our common stock and 10,000 exercisable warrants beneficially owned by HowStuffWorks, Inc., over which Mr. Arnold could be deemed to have voting and dispositive power in his capacity as Chief of Global Digital Strategy of HowStuffWorks’ parent company Discovery Communications, Inc., (ii) 355,000 shares of our common stock that may be acquired upon the exercise of options and (iii) 1,000 shares owned directly by Mr. Arnold.

(5)
Includes 821,540 shares of our common stock beneficially owned by Eastern Advisors Capital Group, Ltd., over which Mr. Booth could be deemed to have voting and dispositive power in his capacity as Managing Partner of Eastern Advisors Capital Group.

(6)	Includes 10,000 shares of our common stock that may be acquired upon the exercise of options and 2,827 shares owned by Mr. Botts.
(7)	Includes 8,667 shares of our common stock that may be acquired upon the exercise of options and 102 shares owned by Ms. Meredith.
(8)	Includes 8,946 shares of our common stock that may be acquired upon the exercise of options and 102 shares owned by Mr. Orme.
(9)	Includes 35,002 shares of our common stock that may be acquired upon the exercise of options and 308 shares owned by Mr. Swayne.

 Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2010 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders	971,679	$43.73	120,318
Equity compensation plans not approved by our shareholders	—	—	—
Total	971,679	$43.73	120,318

Our equity compensation plan consists of the 2010 Equity Plan and 2006 Equity Incentive Plan, both of which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors is currently composed of six directors, four of whom our Board has determined to be independent within the meaning of the Nasdaq Marketplace Rules.  These four directors are Messrs. Booth, Botts, Kingsbury and Tao.  As part of such determination of independence, our Board has affirmatively determined that none of these directors have any relationship with HSWI that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

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

Stockholders Agreement

Corporate Governance.   HSW International and HowStuffWorks have entered into a First Amendment to Amended and Restated Stockholders Agreement.  HowStuffWorks has the right to designate three directors of HSW International (one of whom shall be an independent director), and HowStuffWorks has the right to designate the chairperson of the Nominating and Governance Committee. All shares of HSW International owned by HowStuffWorks in excess of 45% of the outstanding shares of HSW International as of any applicable record date, if any, shall be voted in exact proportion to the vote of HSW International stockholders other than HowStuffWorks.  HowStuffWorks will have the right to vote in its discretion its shares up to and including 45% of the outstanding shares as of any applicable record date.  The HowStuffWorks-designated members are Scott Booth, James Rosenstock and Arthur Kingsbury.

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

Registration Rights Agreements

In connection with the INTAC merger, we also entered into a registration rights agreement with HowStuffWorks that provides it the right to make three requests to us to register its shares on Form S-3, and unlimited requests to us to include shares on other registration statements filed by us.

Sharecare Transactions

On October 30, 2009, we entered into and effectuated a series of transactions with Sharecare, Inc.  As a result of these transactions, HSWI received an equity stake in Sharecare, sold substantially all of the assets of its Daily Strength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare Web platform for its own businesses.  Additionally, HSWI issued a promissory note to Sharecare, the majority of which was offset by services HSWI provided to Sharecare.  Finally, Sharecare assumed certain Daily Strength liabilities, including the earn-out payment of up to $3.525 million under the merger agreement by which HSWI acquired Daily Strength.

Jeffrey T. Arnold, a former member of our Board of Directors, is the Chairman and Chief Architect and a significant stockholder of Sharecare.  Additionally, Mr. Arnold is Chief of Global Digital Strategy for Discovery Communications, which is a significant stockholder of Sharecare, and Chairman Emeritus for its subsidiary HowStuffWorks, which is our largest stockholder.  The transactions did not require HSWI stockholder approval, and HSWI stockholders do not have any statutory appraisal or dissenters’ rights with respect to the transaction.  HSWI’s Board of Directors established a Special Committee, consisting of three independent directors without any interests in Sharecare, to evaluate and recommend the terms of these transactions to the Board, and the committee retained Hudson Advisory Partners, Inc. as its financial advisor with respect to the transactions, which engagement was subsequently assigned to Ackrell Capital LLC as was contemplated in the engagement letter.  All terms recommended by the Special Committee were unanimously approved by the Board, with Mr. Arnold and Bruce Campbell, President of Digital Media and Business Development for Discovery Communications, abstaining from voting.  Mr. James Rosenstock subsequently joined our Board in February 2011.  Mr. Rosenstock is an officer of Discovery and a director of Sharecare.

As a part of these transactions, we entered into and effectuated an Asset Purchase Agreement under which we sold substantially all of the assets of our subsidiary Daily Strength, Inc. to a wholly owned subsidiary of Sharecare, in exchange for which that subsidiary assumed liabilities of Daily Strength, including the potential earn-out payments under the Merger Agreement dated November 26, 2008, pursuant to which we acquired Daily Strength.  Sharecare additionally agreed to reimburse HSWI for the net operating costs incurred by Daily Strength between October 3 and October 31, 2009, the closing date.  HSWI and Daily Strength agreed in the asset purchase agreement to indemnify Sharecare for a breach of any representation, warranty or covenant contained in the purchase agreement and related transaction documents, and other losses and expenses arising out of the asset purchase agreement, if any.  Sharecare agreed to indemnify HSWI for any claims or liabilities arising out of the assumed liabilities and for a breach of any representation, warranty or covenant contained in the purchase agreement or related transaction documents.

We also entered into a Subscription Agreement for the purchase of 125,000   shares of common stock of Sharecare, representing 20% of the company at the time of purchase.  The aggregate purchase price for the shares was $1,250,000.  In exchange for the shares, HSWI contributed $250,000 worth of development work to Sharecare and issued a Secured Promissory Note to Sharecare in the principal amount of $1,000,000, which has since been satisfied in full by services the Company provided to Sharecare in 2009.  The note did not bear interest.  For so long as principal amounts remained outstanding under the note, all amounts payable by Sharecare to HSWI pursuant to the Services Agreement, described below, were applied as prepayments on the note.  As collateral for the payment of the note, HSWI granted Sharecare a security interest in all of its equity securities of Sharecare purchased by HSWI pursuant to the Subscription Agreement.  Subsequent issuances of equity by Sharecare have reduced HSWI ownership percentage in Sharecare to approximately 16.5%.

On November 17, 2010, Sharecare completed a sale of its equity securities to its founding stockholders.  Rather than purchase its pro rata share of equity securities offered in the financing, HSWI purchased an option to purchase at a later date its pro rata share of Sharecare’s equity securities.  HSWI purchased the option for a percentage of the purchase price of its pro rata share of equity securities offered in the financing.  The option expires on July 30, 2011, and may be exercised in whole (but not in part) at any time prior to that date by payment of the aggregate exercise price of the equity shares to be purchased.

In addition, we entered into a Letter Agreement for Services with Sharecare pursuant to which we agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  Sharecare will pay HSWI for the fully burdened cost of HSWI personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee.  Sharecare paid HSWI for services performed since July 1, 2009.  The initial term of the agreement expired on December 31, 2009; on January 26, 2011, we entered into the Third Amendment to the Letter Agreement for Services to extend the term of the agreement to December 31, 2011.  Except as amended by the Third Amendment, all provisions of the original agreement, the First Amendment and the Second Amendment remain in full force and effect.

Finally, we entered into a License Agreement with Sharecare and each of ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC pursuant to which Sharecare granted each of the other parties to the agreement a perpetual, fully paid, royalty-free, worldwide, non-transferable, non-exclusive quitclaim license to software, programs, business processes and methodologies developed and owned by Sharecare and deployed into production as the technical platform for the Sharecare website, but expressly excluding the “look and feel” elements of the Sharecare website.  The license includes the right to modify and adapt the technology to create derivative works and to use and combine the technology with other products and material.  No more than twice every six months for five years, each licensee may request from Sharecare, and Sharecare will provide and grant a license to the licensee, all then-existing derivative works of the technology Sharecare has developed.  The licensees may not use the licensed technology in or for the benefit of a business involved in the creation, aggregation, archiving, hosting or distribution of health and wellness information and content.  Sharecare granted the license in return for contributions from each of the licensees of assets valuable to Sharecare in the development and launch of its business.

We described the material terms of these agreements in our Current Report on Form 8-K filed with the SEC on November 2, 2009, and filed copies of them with our Quarterly Report on Form 10-Q filed with the SEC on November 16, 2009.

In addition amendments to the agreements were disclosed in our Current Reports on Form 8-K filed on January 7, 2010, July 7, 2010 and January 31, 2011.

Discovery Services Agreement

In April 2010, HSWI entered into a services agreement with Discovery Communications, LLC.  Discovery’s subsidiary HowStuffWorks is our largest stockholder.  The parties agreed that HSWI will provide consulting services to Discovery as described in a statement of work, and any additional statement of work as may be entered into between the parties, in accordance with the specifications, payment schedule and timetable set forth in each statement of work.  As of March 1, 2011, the parties have entered into statements of work for an aggregate amount of approximately $2.4 million.

The agreement continues for 12 months from the effective date of the agreement or until the expiration of the last statement of work, whichever is longer.  Discovery may terminate the agreement without any further obligation to HSWI in the event of a force majeure which lasts for a period of ten (10) consecutive days or fifteen (15) days in aggregate during any six-month period.

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

The following table summarizes the aggregate fees billed for professional services rendered to HSWI by PricewaterhouseCoopers LLP.  A description of these various fees and services follows the table.

	2010	2009
Audit Fees	$355,983	$391,589
Audit-Related Fees	—	109,200
Tax Fees	—	—
All Other Fees	1,500	1,500
Total	$357,483	$502,289

Audit Fees

The aggregate fees billed to us by PricewaterhouseCoopers LLP in connection with the annual audit, for the reviews of HSWI’s financial statements included in the quarterly reports on Form 10-Q, and for other services normally provided in connection with statutory and regulatory filings, were approximately $355,983 for 2010 and $391,589 for 2009.

Audit-Related Fees

 Total fees billed to us by PricewaterhouseCoopers LLP in 2009 for audit related fees were $109,200.  These fees related to services provided related to the Sharecare transaction in 2009.

Tax Fees

PricewaterhouseCoopers LLP did not provide tax related services for 2010 or 2009.

All Other Fees

Other fees related to costs associated with an online accounting research tool obtained from PricewaterhouseCoopers LLP.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2010, and 2009:

Schedule II
HSW International, Inc.
Valuation & Qualifying Accounts

Classification	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2010:

Allowance for doubtful accounts	$—	$—	$—	$—
Valuation allowance for deferred taxes	$19,081,594	$1,922,775	$4,530	$20,999,839

Year ended December 31, 2009:

Allowance for doubtful accounts	$15,343	$—	$15,343	$—
Valuation allowance for deferred taxes	$15,108,498	$3,973,096	$—	$19,081,594

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2011.

HSW INTERNATIONAL, INC.

By:	/s/ Gregory M. Swayne
Gregory M. Swayne
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 29th day of March 2011.

Name	Title

/s/ Gregory M. Swayne	Chief Executive Officer and Director
Gregory M. Swayne	(Principal Executive Officer)

/s/ Shawn G. Meredith	Chief Financial Officer
Shawn G. Meredith	(Principal Financial and Accounting Officer)

/s/ Scott V. Booth	Director
Scott V. Booth

/s/ Theodore P. Botts	Director
Theodore P. Botts

/s/ Arthur F. Kingsbury	Director
Arthur F. Kingsbury

/s/ James A. Rosenstock	Director
James A. Rosenstock

/s/ Kai-Shing Tao	Director
Kai-Shing Tao

(b)  Exhibits.

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

2.1	Agreement and Plan of Merger, dated as of April 20, 2006, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-4/A	07/10/07	Annex A

2.2	First Amendment to Agreement and Plan of Merger, dated January 29, 2007, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-4/A	07/10/07	Annex B

2.3	Second Amendment to Agreement and Plan of Merger, dated August 23, 2007, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-1/A	01/14/08	2.3

2.4	Share Purchase Agreement among INTAC International, Inc., China Trend Holdings Ltd. and Wei Zhou, dated February 15, 2008	8-K	2/20/08	2.4

2.5†	Agreement and Plan of Merger dated as of November 26, 2008, by and among HSW International, Inc., DS Newco, Inc., DailyStrength, Inc. and Douglas J. Hirsch	8-K	12/03/08	10.25

2.6 (1)	Asset Purchase Agreement by and among HSW International, Inc., DailyStrength, Inc., DS Acquisition, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/09	10.28

3.1	Amended and Restated Certificate of Incorporation of HSW International, Inc., as amended	10-K	4/15/10	3.1

3.2	Second Amended and Restated Bylaws of HSW International, Inc.	8-K	12/18/07	3.2

4.1	Specimen certificate of common stock of HSW International, Inc.	S-4/A	07/10/07	4.1

4.2	HSW International 2006 Equity Incentive Plan	S-8	11/05/07	4.2

4.3	Registration Rights Agreement among HSW International, Inc., HowStuffWorks, Inc. and Wei Zhou dated as of October 2, 2007	8-K	10/09/07	10.6

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

4.4	Registration Rights Agreement among HSW International, Inc. and American investors dated as of October 2, 2007	8-K	10/09/07	10.5

4.5**	Affiliate Registration Rights Agreement dated as of October 2, 2007	8-K	10/09/07	10.7

4.6	Common Stock Purchase Warrant dated March 4, 2011 issued to Theorem Capital LLC	8-K	3/10/11	4.6

10.1	Amended and Restated Stockholders Agreement, dated as of January 29, 2007, among HowStuffWorks, Inc., HSW International, Inc. and Wei Zhou	S-4/A	07/10/07	Annex H

10.2	First Amendment to Amended and Restated Stockholders Agreement, dated as of December 17, 2007, among HowStuffWorks, Inc., HSW International and Wei Zhou	S-1/A	01/14/08	10.2

10.3	Contribution Agreement (PRC Territories) between HowStuffWorks, Inc. and HSW International, Inc., dated as of October 2, 2007	8-K	10/09/07	10.2

10.4	Contribution Agreement (Brazil) between HowStuffWorks, Inc. and HSW International, Inc. dated as of October 2, 2007	8-K	10/09/07	10.1

10.5	Update Agreement between HowStuffWorks, Inc. and HSW International, Inc. dated as of October 2, 2007	8-K	10/09/07	10.4

10.6	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and Ashford Capital Management, Inc.	S-4/A	07/10/07	Annex I-a

10.7	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and Ashford Capital Partners, L.P.	S-1/A	01/14/08	10.7

10.8	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and Harvest 2004, LLC	S-4/A	07/10/07	Annex I-b

10.9	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and Harvest 2004, LLC	S-1/A	01/14/08	10.9

10.10	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and the Purchasers named therein	S-4/A	07/10/07	Annex I-c

10.11	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and the Purchasers named therein	S-1/A	01/14/08	10.11

10.12	Stock Purchase Agreement dated April 20, 2006 between HSW International and DWS Finanz-Service GmbH	S-4/A	07/10/07	Annex K

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.13	First Amendment to Stock Purchase Agreement dated January 29, 2007 between HSW International and DWS Finanz-Service GmbH	S-4/A	07/10/07	Annex L

10.14**	Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International and Jeffrey T. Arnold	S-4	03/14/07	10.11

10.14.1**	Amendment No. 1 to the Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International and Jeffrey T. Arnold	8-K	9/23/08	10.14

10.15	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. related to certain rights in India and Russia dated as of December 17, 2007	S-1/A	01/14/08	10.15

10.16	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. related to certain trademark rights dated as of December 17, 2007	S-1/A	01/14/08	10.16

10.17**	Employment Agreement dated October 16, 2001 between INTAC International, Inc. and Wei Zhou (filed by INTAC International, Inc., Commission File No 000-32621)	8-K	10/30/01	10.5

10.18
Share Purchase Agreement, dated January 29, 2007, among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou
		S-4/A	07/10/07	Annex R

10.19	First Amendment to Share Purchase Agreement dated as of August 23, 2007 among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou	S-1/A	01/14/08	10.19

10.20	Termination Agreement by and between HSW International, Inc. and HowStuffWorks, Inc., dated as of December 17, 2007	S-1/A	01/14/08	10.20

10.21	Stock Purchase Agreement between HSW International, Inc. and the investors named therein, dated February 15, 2008	8-K	2/20/08	10.21

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith
10.22**	Separation Agreement with J. David Darnell dated May 13, 2008	10-Q	5/15/08	10.22

10.23†**	2008 Executive Compensation Plan	8-K/A	1/16/09	10.23

10.24†	Content License Agreement dated September 17, 2008 between HSW International, Inc. and World Book, Inc. and Amendment	10-Q	11/14/08	10.24

10.25	Form of Director and Officer Indemnification Agreement	8-K	1/16/09	10.1

10.26**	Letter Agreement by and between HSW International, Inc. and Gregory Swayne dated September 28, 2009	10-Q	11/16/09	10.26

10.27**	Confidential Separation and Release Agreement dated as of September 28, 2009, by and between HSW International, Inc. and Henry Adorno	10-Q	11/16/09	10.27

10.29	Subscription Agreement by and between HSW International, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/09	10.29

10.30	Secured Promissory Note issued by HSW International, Inc. to Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/09	10.30

10.31†	Letter Agreement for Services Agreement by and between HSW International, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q/A	1/22/10	10.31

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.31.1	First Amendment to the Letter Agreement for Services by and between Sharecare, Inc. and HSW International, Inc. dated December 30, 2009	8-K	1/7/10	10.31.1

10.31.2	Second Amendment to the Letter Agreement for Services by and between Sharecare Inc and HSW International, Inc. dated June 30, 2010	10-Q	8/12/2010	10.35

10.32	License Agreement dated as of October 30, 2009, by and among HSW International, Inc., Sharecare Inc. ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC	10-Q/A	1/22/10	10.31

10.33	Sublease Agreement by and between HSW International, Inc. and Sharecare, Inc. dated as of March 30, 2010	8-K	4/5/10	10.33
10.34**	Letter Agreement by and between HSW International, Inc. and Eric Orme	10-Q	5/14/10	10.34
10.35**	HSW International, Inc. 2010 Equity Plan	8-K	6/21/10	10.34

10.37	Senior Revolving Credit Agreement dated March 4, 2011 between HSW International, Inc. and Theorem Capital LLC	8-K	3/10/11	10.37

10.38	Revolving Promissory Note dated March 4, 2011 issued to Theorem Capital LLC	8-K	3/10/11	10.38

10.39†	Option to Purchase Shares of Common Stock between HSW International Inc. and Sharecare Inc. dated November 17, 2010				X

10.40	Services Agreement effective as of April 19, 2010, between HSW International, Inc. and Discovery Communications, LLC.				X

14.1	HSW International, Inc. Amended and Restated Code of Business Conduct and Ethics	8-K	4/18/08	14.1

21.1	Subsidiaries

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

23.2.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Principal Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended	X

31.2	Certification by the Principal Financial and Accounting Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended	X

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