Form 10-K/A
HSW International, Inc.
filed 2011-04-04
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Yes☐  No☐

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

Documents incorporated by reference: None.

Table of Contents

		Page

PART III
		1
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PART IV
		8
Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES		9

EXPLANATORY NOTE I

This Amendment No. 1 to the Annual Report on Form 10-K/A for HSW International, Inc. amends our Annual Report on Form 10-K for the year ended December 31, 2010 initially filed with the Securities and Exchange Commission on March 29, 2011 (the “Original Filing”).

This Amendment No. 1 is being filed to amend Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  Our Original Filing incorrectly reported Eric Orme’s exercisable and unexercisable outstanding equity awards at year-end 2010 and inadvertently included an outdated table setting forth information regarding the beneficial ownership of our common stock.

This Amendment No. 1 includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1, 31.2 and 32 to this Amendment No. 1.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  This Amendment No. 1 does not reflect events occurring after March 29, 2011, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

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

Name	Number of Securities Underlying Unexercised Options		Options Exercise Price	Option
			($)	Expiration Date
	Exercisable	Unexercisable
	(#)	(#)

Gregory M. Swayne	10,000	—	$65.00	August 23, 2016
Gregory M. Swayne	10,000	—	$71.00	October 10, 2017
Gregory M. Swayne	1,002	—	$32.50	August 12, 2018
Gregory M. Swayne	20,000	21,000	$3.90	November 5, 2019
Gregory M. Swayne	—	60,000	$6.06	September 21, 2020
Shawn G. Meredith	1,667	833	$38.00	May 28, 2018
Shawn G. Meredith	1,667	833	$32.50	August 12, 2018
Shawn G. Meredith	334	—	$32.50	August 12, 2018
Shawn G. Meredith	9,167	13,333	$3.85	November 20, 2019
Eric J. Orme	2,500	—	$70.30	November 9, 2017
Eric J. Orme	334	—	$32.50	August 12, 2018
Eric J. Orme	10,272	12,228	$3.90	November 5, 2019
Eric J. Orme	—	60,000	$6.06	September 21, 2020

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

Compensation of Non-Executive Directors

Our certificate of incorporation and bylaws specifically grant to our board of directors the authority to fix the compensation of the directors.  For 2010 service, we paid our non-executive directors the amounts set forth in the following table:

Name (1)	Fees Earned or Paid in Cash (2) ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total (3) ($)
Jeffrey T. Arnold (3)	—	—	—	—	—
Scott V. Booth (1)	$48,944	$4,200	—	—	$53,144
Theodore P. Botts	$48,944	$4,200	—	—	$53,144
Michael Cascone (1), (3)	—	—	—	—	—
Boland T. Jones (4)	$19,472	—	—	—	$19,472
Arthur F. Kingsbury	$48,944	$4,200	—	—	$53,144
Kai-Shing Tao	$43,944	$2,310	—	—	$46,254

(1)	Our shareholders elected Messrs. Booth and Cascone to the Board on December 17, 2009 and elected Mr. Rosenstock on February 2, 2011.
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2011 for the following:

	Each person or entity known to own beneficially more than 5% of the outstanding common stock;

	Each director;

	Each of the executive officers named in the Summary Compensation table; and,

	All current executive officers and directors as a group.

Applicable percentage ownership is based on 5,424,455  shares of common stock outstanding as of March 1, 2011, together with applicable options for each stockholder.  Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares.  Common stock subject to options and warrants currently exercisable, or exercisable within 60 days after March 1, 2011, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person.  The address of each executive officer and director is c/o HSW International, Inc., 3280 Peachtree Road, Suite 600, Atlanta, Georgia 30305.   For information relating to beneficial owners of greater than 5% of our common stock who are not insiders, we rely upon the reports filed by such persons or entities on Schedule 13G.  The beneficial ownership table is presented on a post-reverse stock split basis.

Name of Beneficial Owners	Number of Shares	Percentage of
	Beneficially Owned	Ownership

Discovery Communications, Inc. (1)	2,354,072	43.3%
One Discovery Place
Silver Spring, Maryland 20814

Jeffrey T. Arnold(2)	356,000	6.2%
3280 Peachtree Road Suite 600
Atlanta, GA 30305

Eastern Advisors Capital Group, Ltd. (3)	821,540	15.3%
c/o Caledonian Fund Services (Cayman) Limited
Caledonian House
69 Dr. Roy’s Drive
Grand Cayman KY1 – 1102
Cayman Islands

Capital Research Global Investors (4)	368,638	6.8%
333 South Hope Street
Los Angeles, California 90071

Name of Beneficial Owners	Number of Shares	Percentage of
	Beneficially Owned	Ownership

Executive Officers and Current Directors:
Scott V. Booth (5)	873,625	16.1%
Theodore P. Botts (6)	18,827	*
Arthur F. Kingsbury(7)	8,827	*
Shawn G. Meredith (8)	20,851	*
Eric J. Orme (9)	23,738	*
James A. Rosenstock III	—	*
Gregory M. Swayne (10)	60,120	1.1%
Kai-Shing Tao(11)	7,069	*
All Executive Officers and Directors as a Group (8 People)	1,013,057	18.4%

* Represents less than 1%

(1)	Includes 2,344,072 shares of our common stock and 10,000 exercisable warrants beneficially owned by HowStuffWorks, Inc.
(2)
Includes 355,000 shares of our common stock that may be acquired upon the exercise of options and 1,000 shares owned directly by Mr. Arnold.  Does not include 2,344,072 shares of our common stock and 10,000 exercisable warrants beneficially owned by HowStuffWorks, Inc., over which Mr. Arnold could be deemed to have voting and dispositive power in his capacity as Chief of Global Digital Strategy of HowStuffWorks’ parent company Discovery Communications, Inc.

(3)
Based on information contained in Schedule 13G/A filed with the SEC on February 16, 2010, by Eastern Advisors Capital Group, LLC, Eastern Advisors Capital, Ltd. and Scott Booth.  All three report shared voting and dispositive power over the shares.  The address for Eastern Advisors Capital Group, LLC and Scott Booth is 101 Park Avenue, 48th floor, New York, New York 10178.

(4)	Based on information contained in Schedule 13G/A filed with the SEC in February 11, 2011 by Capital Research Global Investors. The address is 333 South Hope Street, Los Angeles, California, 90071.
(5)
Includes 821,540 shares of our common stock beneficially owned by Eastern Advisors Capital Group, Ltd., over which Mr. Booth could be deemed to have voting and dispositive power in his capacity as Managing Partner of Eastern Advisors Capital Group.  Includes 46,085 shares owned by Mr. Booth.  Includes 4,000 shares of restricted stock granted on February 2, 2011 that will fully vest on December 31, 2011, provided Mr. Booth attends at least 75% of the Company’s Board meetings, or if less, on a pro rated basis.

(6)
Includes 10,000 shares of our common stock that may be acquired upon the exercise of options. Includes 4,827 shares of our common stock owned by Mr. Botts.  Includes 4,000 shares of restricted stock granted on February 2, 2011 that will fully vest on December 31, 2011, provided Mr. Botts attends at least 75% of the Company’s Board meetings, or if less, on a pro rated basis.

(7)
Includes 4,827 shares of our common stock owned by Mr. Kingsbury.  Includes 4,000 shares of restricted stock granted on February 2, 2011 that will fully vest on December 31, 2011, provided Mr. Kingsbury attends at least 75% of the Company’s Board meetings, or if less, on a pro rated basis.

(8)	Includes 15,749 shares of our common stock that may be acquired upon the exercise of options and 5,102 shares owned by Ms. Meredith.
(9)	Includes 17,636 shares of our common stock that may be acquired upon the exercise of options and 6,102 shares owned by Mr. Orme.
(10)	Includes 49,812 shares of our common stock that may be acquired upon the exercise of options and 10,308 shares owned by Mr. Swayne.
(11)
Includes 3,069 shares of our common stock owned by Mr. Tao.  Includes 4,000 shares of restricted stock granted on February 2, 2011 that will fully vest on December 31, 2011, provided Mr. Tao attends at least 75% of the Company’s Board meetings, or if less, on a pro rated basis.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

32*
Certification by the Principal Executive Officer and Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
____________________________________________________

* This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of the Section nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of April, 2011.

HSW INTERNATIONAL, INC.

By:	/s/ Gregory M. Swayne
Gregory M. Swayne
Chief Executive Officer