Form 10-Q
period 2011-05-12
HSW International, Inc.
filed 2011-05-16
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-33720
________________________________________

HSW INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1135689
(State of Incorporation)	(I.R.S. Employer
Identification Number)

6 Concourse Parkway, Suite 1500
Atlanta, Georgia 30328
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
Yes ☐  No ☒

At May 16, 2011, the number of common shares outstanding was 5,424,455.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in U.S. Dollars)

	March 31, 2011	December 31, 2010

Assets

Current assets
Cash and cash equivalents	$3,872,176	$4,843,893
Trade accounts receivable, net	23,620	42,741
Trade accounts receivable due from affiliates	545,948	658,944
Prepaid expenses and other current assets	822,449	566,174
Total current assets	5,264,193	6,111,752

Property and equipment, net	437,155	306,460
Investment in unconsolidated affiliate	2,541,418	2,972,135
Licenses to operate in China	481,000	481,000
Intangibles, net	16,429	16,429
Total assets	$8,740,195	$9,887,776

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$405,833	$382,515
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	435,175	523,384
Total current liabilities	926,753	991,644

Long term liabilities
Deferred tax liability	120,250	120,250
Obligations under operating leases	217,920	-

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value; 20,000,000 shares authorized, 5,424,455 and 5,375,455 issued and outstanding at March 31, 2011
and December 31, 2010, respectively	5,424	5,375
Additional paid-in-capital	101,052,056	100,701,356
Accumulated other comprehensive income	40,421	38,531
Accumulated deficit	(93,622,629)	(91,969,380)
Total stockholders’ equity	7,475,272	8,775,882
Total liabilities and stockholders’ equity	$8,740,195	$9,887,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed U.S. Dollars)

	Three Months Ended March 31,
	2011	2010

Operating revenue
Web platform services from affiliates	$1,509,597	$1,346,630
Digital online publishing	36 ,477	27,481
Total revenue	1,546,074	1,374,111

Cost of services	1,075,874	1,149,304

Gross margin	470,200	224,807

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $222,665 and $38,968 for
the three months ended March 31, 2011 and 2010,
respectively)	1,609,087	1,503,975
Depreciation and amortization	68,267	75,382
Total operating expenses	1,677,354	1,579,357

Operating loss	(1,207,154)	(1,354,550)

Other income
Interest income (expense)	(11,195)	5,271
Other expense	(4,182)	-
Total other income (expense)	(15,377)	5,271

Loss from operations before income taxes and equity in loss of equity
method investment	(1,222,531)	(1,349,279)

Equity in loss of equity-method investment, net of taxes	(430,717)	(77,494)

Net loss	$(1,653,248)	$(1,426,773)

Net loss per share
Net loss per share, basic and diluted	$(0.31)	$(0.27)

Basic and diluted weighted average shares outstanding	5,388,289	5,369,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net cash used in operating activities	$(754,694)	$(1,217,512)
Cash used in operating activities	(754,694)	(1,217,512)

Cash flows from investing activities:
Purchases of property and equipment	(198,913)	(4,608)
Cash used in investing activities	(198,913)	(4,608)

Cash flows from financing activities:
Debt issuance costs	(20,000)	-
Cash used in financing activities	(20,000)	-

Net change in cash and cash equivalents:	(973,607)	(1,222,120)
Impact of foreign currency translation on cash	1,890	(5,532)
Cash and cash equivalents at beginning of period	4,843,893	8,724,546
Cash and cash equivalents at end of period	$3,872,176	$7,496,894

	Three Months Ended March 31,
	2011	2010

Supplemental disclosure of cash flow information

Other non-cash financing and investing activities
Debt issuance costs	128,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

1.  DESCRIPTION OF BUSINESS

Overview

HSW International, Inc. (“HSWI”, “HSW International”, or the "Company") is an online media company that develops and operates next-generation web publishing platforms combining traditional web publishing with social media.  Our co-founding and continuing development of Sharecare, Inc. with Harpo Productions, Sony Pictures Television, Discovery Communications, Jeff Arnold, and Dr. Mehmet Oz created a highly searchable social Q&A healthcare platform organizing the questions and answers of health.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSWI is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery, Inc.’s HowStuffWorks.com and in China for the digital publication of translated content from World Book, Inc., publisher of World Book Encyclopedia.  We generate revenue primarily through service fees charged to clients for web platform development and operation services and the sale of online advertising on our websites.  Information on our websites is not incorporated by reference into this Form 10-Q.  We were incorporated in Delaware in March 2006.  In April 2011, we relocated our headquarters to 6 Concourse Parkway, Suite 1500, Atlanta, Georgia 30328.

Liquidity Considerations

Our cash balance was approximately $3.9 million as of March 31, 2011, and we have access to a $1.0 million line of credit.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our objectives of funding ongoing operations and continuing to make technological investments in our web platform business and our websites and their respective brands.

The Company develops Internet businesses in two emerging markets, and a web platform business, and intends to plan, develop and build a comprehensive personal finance portal in the United States as a new business initiative. We currently operate at a loss and experience negative cash flow from operations.  While we believe that our cash resources on hand together with our line of credit are sufficient to fund our existing businesses for a period of at least 12 months, our cash resources are not sufficient to fund these businesses for an extended period beyond that unless revenues increase significantly and/or we find other sources of capital, neither of which can be assured.  Our management and directors continue to evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities.  Accordingly, we may decide to suspend or reduce our activities in one or more of our markets in order to focus our limited resources in the other(s).  In February 2011, we implemented certain cost savings measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives.  Our long term plans require additional capital to support the development of our new business initiatives, namely the establishment of new content vertical websites utilizing our Web 3.0 platform.  We are evaluating and pursuing various methods to raise this capital, which may include a public or private debt or equity financing, strategic relationships or other arrangements, or the sale of non-strategic assets.  There can be no assurance that either of these options will be available on acceptable terms, if at all, or that the financing will not be dilutive to our stockholders.

We expect that our service agreements to provide web platform services to customers will continue to generate revenues for our company during 2011; and we continue to pursue activities that identify and engage new customers for the business.  Our current web platform services agreement with Sharecare (our largest customer, accounting for approximately 73% of revenues during the three months ended March 31, 2011) expires in December 2011.  Given that we do not expect the Company and Sharecare will extend the term or enter into a new services agreement, there can be no assurance that the revenues generated from service agreements in the future will be sufficient to cover our liquidity needs for the long-term.  Further, Sharecare may be required to raise additional capital in 2011 in order to fund its operations, including its obligations to us under the services agreement.  We currently do not have any material commitments for capital expenditures.  As discussed above, we continue to explore various business initiatives that may lead to additional sources of revenue and growth to replace our revenues from Sharecare, which we do not expect to recur in 2012.  To the extent we are unable to redeploy our cost based related to the Sharecare agreement against new revenue generating opportunities, we may decide to suspend or reduce these costs as part of our cash management strategy.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

On March 4, 2011, the Company entered into a senior revolving credit agreement with Theorem Capital, LLC (the "Lender") pursuant to which the Lender agreed to extend HSWI a line of credit of up to $1.0 million for a period of one year from March 4, 2011, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. Under the terms of the credit agreement, HSWI may, in its sole discretion, borrow from the Lender up to $1.0 million from time to time during the term of the credit agreement, in minimum loan amounts of $200,000.  HSWI entered into this senior revolving credit agreement to provide flexibility as HSWI builds and executes upon its latest initiatives.

Any borrowings under the credit agreement will be senior unsecured indebtedness of HSWI and may be used for HSWI's working capital and general corporate purposes. Any borrowings will be due and payable, with accrued interest thereon, on March 4, 2012, subject to any renewal of the line of credit, at the Lender's discretion. During the term of the credit agreement, any principal amounts repaid by HSWI may be re-borrowed.  As of March 31, 2011, HSWI had the full $1.0 million available to borrow under this agreement.  Borrowings under the credit agreement will bear interest at a fixed rate equal to 8% per annum, payable on or before March 4, 2012, unless the line of credit is renewed and the payment date extended, in which case interest shall be payable on or before March 4, 2013.

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

Equity investments in which we exercise significant influence but do not control and for which we are not the primary beneficiary are accounted for using the equity method.  In the event of a change in ownership or degree of influence, any gain or loss resulting from an investee share issuance will be recorded in earnings.  Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.  Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.  The Company applies the guidelines set forth in Accounting Standards Codification (or ASC) 810 in evaluating whether it has interests in variable interest entities, or VIEs, and in determining whether to consolidate any such entities.  All inter-company accounts and transactions between consolidated companies have been eliminated in consolidation.

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

The accompanying interim condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

States of America. Operating results for the three months ended March 31, 2011, are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2011. You should read the unaudited condensed consolidated financial statements in conjunction with Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as with HSWI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Significant Accounting Policies

Debt Issuance Costs

The Company capitalizes costs associated with entering into the revolving credit facility and amortizes them as additional interest expense over the term of the credit facility on a straight-line basis.

In connection with the revolving credit agreement entered into in March 2011, the Company capitalized debt issuance costs of approximately $148,000 to our lender consisting of $20,000 in cash and $128,000 in stock warrants, which were deferred and will be amortized over the life of the revolving credit agreement.

Recent Accounting Pronouncements

Effective January 1, 2011, we adopted new accounting guidance for revenue arrangements with multiple deliverables that are outside of the scope of previous authoritative software revenue recognition guidance. The new accounting guidance provides that, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”). The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. We concluded the new accounting guidance did not have a material impact on our results of operations, cash flows or financial position for the quarter ended March 31, 2011, as the guidance applied to revenue arrangements with multiple deliverables, which were not significant.

3.  INVESTMENT IN SHARECARE

As of March 31, 2011, HSWI owned approximately 16.5% of the outstanding common stock of Sharecare. We account for our equity interest in Sharecare under the equity method of accounting, as we exercise significant influence over Sharecare due to our seat on the Sharecare board of directors and also due to our involvement in the development of the Sharecare website.  Under this method, we record our proportionate share of Sharecare’s net income or loss based on the financial results of Sharecare.

The difference between the carrying amount of our investment balance in Sharecare and our proportionate share of Sharecare's underlying net assets was approximately $2.6 million as of March 31, 2011.  The difference is characterized as goodwill and is subject to review in accordance with ASC 323 for an other than temporary decline in value.  Our investment balance in Sharecare reflects the intercompany profit elimination.

For the quarter ended March 31, 2010, the Company recorded a non-cash adjustment to equity in loss of equity-method investment of approximately $100,000 to correct our investment in unconsolidated affiliate balance.  The Company determined this out-of-period adjustment was not material to the consolidated financial statements for the quarter ended March 31, 2010 or prior period financial statements.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

The following table shows select financial data of Sharecare including HSWI’s proportional share of net loss in Sharecare prior to the elimination of our portion of intercompany profit included in Sharecare’s earnings for the periods ended March 31, 2011 and 2010, of approximately $42,000 and $40,000, respectively:

	For the Quarter Ended March 31, 2011	For the Quarter Ended March 31, 2010
Revenues	$2,732,918	$474,104
Gross profit	2,269,194	274,458
Loss from operations	(2,262,616)	(1,995,897)
Net loss	(2,358,323)	(1,986,211)
Proportional share of investee loss	$(388,887)	$(358,256)

During the quarter ended March 31, 2011 and 2010, HSWI recorded web platform services revenue of approximately $1.1 million and $1.3 million, respectively, related to services performed under the Sharecare services agreement.

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

Our digital online publishing segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries.  The operating results for services performed under the Sharecare and Discovery services agreement are included in the web platform services segment.

Revenue, operating loss and total assets regarding reportable segments are presented in the following tables:

	Digital Online Publishing	Web Platform Services	Corporate	Total

Three Months Ended March 31, 2011
Revenue	$36,477	$1,509,597	$-	$1,546,074

Operating (loss) income	(223,198)	436,541	(1,420,497)	(1,207,154)
Interest expense	-	-	(11,195)	(11,195)
Other expense	(4,182)	-	(430,717)	(434,899)
Net (Loss)income	$(227,380)	$436,541	$(1,862,409)	$(1,653,248)

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

	Digital Online Publishing	Web Platform Services	Corporate	Total

Three Months Ended March 31, 2010
Revenue	$27,481	$1,346,630	$-	$1,374,111

Operating (loss) income	(322,665)	225,000	(1,256,885)	(1,354,550)
Interest income	-	-	5,271	5,271
Other expense	-	-	(77,494)	(77,494)
Net (Loss)income	$(322,665)	$225,000	$(1,329,108)	$(1,426,773)

	As of
	March 31, 2011	December 31, 2010

Total assets:
Web platform services	$545,948	$658,944
Digital online publishing	409,500	400,660
Business segments	955,448	1,059,604
Corporate	7,784,747	8,828,172
Total assets	$8,740,195	$9,887,776

5.  DEBT

Credit Facility

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

The agreement contains certain negative covenants including limits on our trade obligations payable, accrued liability, and other current liability balances.  If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the Lender could accelerate our obligation to pay all outstanding amounts.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

Borrowings under the credit agreement will bear interest at a fixed rate equal to 8% per annum, payable on or before March 4, 2012, unless the line of credit is renewed and the payment date extended, in which case interest shall be payable on or before March 4, 2013. The Lender received a warrant to purchase 65,359 shares of HSWI common stock with an exercise price of $ 3.06 per share in connection with entering into the credit agreement.  The warrants may be exercised within three years from the grant date.   We recorded the fair value of the warrants of approximately $128,000 as debt issuance costs for the three months ended March 31, 2011.  We used a black-scholes valuation technique to determine the fair value of our stock based compensation awards.  As of March 31, 2011, HSWI had the full $1.0 million available to borrow under this agreement.

6.  STOCKHOLDERS’ EQUITY

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

In accordance with current authoritative guidance, we measure stock-based compensation cost at the grant date based on the fair value of the award, and recognize it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended March 31, 2011 and 2010 was approximately $223,000 and $39,000, respectively.  As of March 31, 2011, unrecognized compensation expense relating to non-vested stock options approximated $1.1 million which we expect to recognize through 2013.  For the quarter ended March 31, 2011, we granted options covering 177,500 shares at an exercise price of $2.88.  Additionally we granted 49,000 shares of restricted stock with a weighted average share price of $3.09.  During the three months ended March 31, 2011, options covering approximately 114,000 shares were forfeited and no options expired.  Through March 31, 2011, no options have been exercised under the Plans.

The grant date fair value of options vesting during the three months ended March 31, 2011 and 2010 was approximately $65,000 and $37,000, respectively.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended March 31,
	2011	2010

Loss per share:
Net loss	$(1,653,248)	$(1,426,773)

Weighted average shares outstanding, basic and diliuted	5,388,289	5,369,829

Net loss per share, basic and diluted	$(0.31)	$(0.27)

Weighted average shares outstanding	5,388,289	5,369,829

Dilutive securities	-	-

Total weighted average common shares and dilutive securities	5,388,289	5,369,829

We did not include stock options, restricted stock or warrants in the diluted earnings per share calculation above because they were anti-dilutive.  The following schedule describes our anti-dilutive securities not included in diluted net loss per share.

	Three Months Ended March 31,
	2011	2010

Anti-dilutive securities not included in diluted net loss
per share calculation:
Stock compensation plans	1,000,179	787,659
INTAC options - fully vested	25,000	25,000
Warrants to purchase common stock	90,359	25,000
Total anti-dilutive securities	1,115,538	837,659

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

7.  COMPREHENSIVE LOSS

The components of total comprehensive loss were as follows:

	Three Months Ended March 31,
	2011	2010

Net loss	$(1,653,248)	$(1,426,773)
Net change in foreign currency translation adjustment,
net of tax	1,890	(5,532)
Total comprehensive loss	$(1,651,358)	$(1,432,305)

8.  RELATED PARTY TRANSACTIONS

Jeff Arnold, a former member of HSWI’s Board of Directors, is the Chairman and Chief Architect and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., HSWI’s largest stockholder, is a significant stockholder of Sharecare.  Jeff Arnold was a member of HSWI’s Board of Directors from 2006 through 2009.

The Company’s revenue from Sharecare for the three months ended March 31, 2011 and 2010 totaled approximately $1.1 million and approximately $1.3 million, respectively.  As of March 31, 2011, HSWI owned approximately 16.5% of the outstanding common stock of Sharecare.  The Company provides web platform services to Sharecare, and amounts due from Sharecare represented 65% of accounts receivable from affiliates as of March 31, 2011.

In April 2010, the Company entered into an agreement with Discovery Communications, LLC to provide website development services to Discovery.  The Company’s web platform services revenue from Discovery, an affiliated entity, for the three months ended March 31, 2011 totaled approximately $374,000, and Discovery represented 35% of accounts receivable from affiliates as of March 31, 2011.

On March 30, 2010, the Company entered into a 24-month sublease agreement with Sharecare for rental of our corporate headquarters in Atlanta, Georgia, effective March 1, 2010.  Rent expense for the three months ended March 31, 2011 was approximately $61,000.  In conjunction with the relocation of our headquarters in April 2011, we reduced the square footage and associate expense related to this sublease agreement.

As of March 31, 2011, the Company had an outstanding liability due to its affiliate, Discovery, of approximately $86,000.

 9.  SUBSEQUENT EVENT

On April 4, 2011, HSWI received notification from The NASDAQ Stock Market indicating that the Company no longer complies with the requirements of Nasdaq Marketplace Rule 5450(b)(1)(A) for continued listing on The NASDAQ Global Market because the Company's stockholders' equity had fallen below $10 million as reported on our Annual Report on Form 10-K for the year ended December 31, 2010.  HSWI’s stockholders’ equity as of December 31, 2010 was $8,775,882.  The Company has been provided until May 19, 2011, to either regain compliance or submit a plan to NASDAQ to regain compliance.  HSWI intends to transfer the public listing of its common stock to the NASDAQ Capital Market. The Company believes it currently meets the listing qualifications for the NASDAQ Capital Market and that the transfer would satisfy The NASDAQ Stock Market’s continued listing requirements. If HSWI does not transfer its listing to the NASDAQ Capital Market, the Company may instead submit a plan to NASDAQ to regain compliance with the NASDAQ Global Market continued listing requirements.  If the plan is accepted, NASDAQ can grant an extension of up to 180 calendar days from the date of the notice, or until October 3, 2011, to evidence compliance. If the plan is not accepted, the Company will have the right to appeal and the common stock would remain listed on The NASDAQ Global Market until the completion of the appeal process. There can be no assurances the Company will be able to satisfy the requirements of Rule 5450(b)(1)(A) and maintain continued listing on the NASDAQ Global Market, or that the Company will be able to satisfy the continued listing requirements of the NASDAQ Capital Market if it transfers its listing to such market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q.  This Form 10-Q contains forward-looking statements based on current expectations.  We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, the sufficiency of our cash resources, our expectations regarding Sharecare, our expectations regarding the growth of our websites usage and revenues, our plans to develop our product offerings, and the effects of general industry and economic conditions and are subject to risks and uncertainties including, but not limited to, those discussed below, in Part II, Item 1A. and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements.  Relevant risks and uncertainties include those referenced in our filings with the SEC, and include but are not limited to: risks related to the Sharecare transactions; insufficient liquidity; reliance on third parties for content; economic and industry conditions specific to Brazil and China, such as the state of their telecommunications and internet infrastructure and uncertainty regarding protection of intellectual property; challenges inherent in developing an online business in Brazil and China, including obtaining regulatory approvals and adjusting to changing political and economic policies; governmental laws and regulations, including unclear and changing laws and regulations related to the Internet sector in China; general industry conditions and competition; general economic conditions, such as online advertising rates, interest rate and currency exchange rate fluctuations; and restrictions on intellectual property under agreements with third parties.  We also urge you to carefully review the risk factors set forth in Part II, Item 1A. and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010.

Business Overview and Recent Events

HSW International, Inc. (“HSWI”, “HSW International” or the "Company") is an online media company engaged in both publishing and web platform technology that develops and operates next-generation web publishing platforms combining traditional web publishing with social media.  HSWI’s internet businesses focus on providing consumers in the world’s digital economies with locally relevant, high quality information.  Our co-founding and continuing development of Sharecare, Inc. with Harpo Productions, Sony Pictures Television, Discovery, Jeff Arnold, and Dr. Mehmet Oz created a highly searchable social Q&A healthcare platform organizing the questions and answers of health.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSWI is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery Communications, Inc.’s  HowStuffWorks.com, and in China for the digital publication of translated content from World Book, Inc. , publisher of World Book Encyclopedia.  We generate revenue primarily through service fees charged to clients for web platform development and operation services and the sale of online advertising on our websites.  We were incorporated in Delaware in March 2006.  In April 2011, we relocated our headquarters to 6 Concourse Parkway, Suite 1500, Atlanta, Georgia 30328.

HSW International developed and launched Sharecare's website (http://www.sharecare.com) on October 7, 2010.  On May 2, 2011, HSWI developed and launched the Curiosity website for Discovery Communications (http://curiosity.discovery.com).

The Company develops Internet businesses in two emerging markets and a web platform business, and intends to plan, develop and build a comprehensive personal finance portal in the United States as a new business initiative. We currently operate at a loss and experience negative cash flow from operations.  While we believe that our cash resources on hand together with our line of credit are sufficient to fund our existing businesses for a period of at least 12 months, our cash resources are not sufficient to fund these businesses for an extended period beyond that unless revenues increase significantly and/or we find other sources of capital, neither of which can be assured.  Our management and directors continue to evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities.  Accordingly, we may decide to suspend or reduce our activities in one or more of our markets in order to focus our limited resources in the other(s).  In February 2011, we implemented certain cost savings measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives.  Our long term plans require additional capital to support the development of our new business initiatives, namely the establishment of new content vertical websites utilizing our Web 3.0 platform.  We are evaluating various methods to raise this capital, which may include a public or private debt or equity financing, strategic relationships or other arrangements, or the sale of non-strategic assets.

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

Business Trends

A portion of our business consists of websites we recently established.  We expect that our business should grow as these websites achieve greater awareness within their markets, resulting in increased usage against which we can sell advertising.  While a growing online advertising market exists in Brazil, we believe it will take additional time for meaningful online advertisement rates to develop in China. Currently, neither of our international websites generates sufficient revenue to cover the cost of developing and publishing content. During 2009, we made a business decision to provide web platform development services to entities publishing high quality content with a goal of diversifying our revenue base. Since 2009, we have developed and launched two unique websites based on our newly developed platform that combines quality content with the most popular features of social media. Next, we plan to develop our own product offering, a portal that takes advantage of social media combined with personal finance content with features that enhance user engagement and allows for a more efficient search experience.  This portal will be developed to provide a digital forum for exploring insights related to personal finance decisions. We intend to continue prudent investments in building our platform development business as well as our own product based on the next-generation platform developed in-house.

Our Brazilian website ComoTudoFunciona, which launched in March 2007, is our most mature business. Page views for ComoTudoFunciona decreased by 12.4% during the three months ended March 31, 2011 compared to the same period in 2010.  The decrease in page views results from changes in our publishing pace and changes in search engine algorithms. Additionally, the number of unique visitors to the website decreased by 6.2% for the same periods. Both events affected our search results and the number of unique visitors on our website during the first quarter of 2011.

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

The number of unique visitors for BoWenWang increased 1.5% during the three months ended March 31, 2011 compared to the same period in 2010 as we continue to attract new visitors to our website. Page views decreased 1.9% during the same period due to changes in our promotional campaigns as we develop new approaches for engaging visitors on our site. We expect to see growth in the number of users and page views, which we believe should result in increased revenues for our Chinese website but we are cautious on the revenue outlook since the current economic environment in China and the rate of development of its Internet advertising market has been slower to develop than originally forecasted.

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

Due to fluctuations in the online advertising market, the growth of online advertising in Brazil and China in future years may be lower than previously expected.  We believe that the value of our international assets will be recognized over a longer-term horizon, as online advertising markets develop for Brazil and China and as the websites’ traffic fundamentals improve.  Due to the fact that our near-term performance may be impacted by the state of online advertising markets, we may experience changes in financial measures used to estimate fair values, which may lead to further non-cash impairment charges to our long-lived assets.

We continue to invest in building what we believe are the necessary employee and systems infrastructures required to manage our operational growth and develop and promote our products and services.  Additionally, we plan to maintain an awareness of the alignment of our administrative costs and revenues, and make operating adjustments as we believe necessary to best position HSW International for long-term success.

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

ComoTudoFunciona was established in March 2007, and as of March 31, 2011, had published over 6,800 articles that were either originally created content or translated and localized from HowStuffWorks.  In February 2011, we implemented cost savings measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives.

We recognized approximately $27,000 and $26,000 of revenue from Brazil during the three months ended March 31, 2011, and 2010, respectively.  Results of operations are included in the digital online publishing reporting segment.

BoWenWang – HowStuffWorks China

BoWenWang (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by our publishing team in Beijing, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc.

BoWenWang is the exclusive digital publisher in China of translated HowStuffWorks content.  In September 2008, we entered into an exclusive content partnership with World Book, Inc. to dramatically increase the amount of content published on BoWenWang.  In 2009, World Book created thousands of original Chinese-language articles providing information on many branches of knowledge, including arts, sciences, technology, mathematics, sports, and recreation, exclusively for our Chinese website.  At March 31, 2011, we had published almost 14,900 articles in China.

Revenue generated from the operations based in China was approximately $9,200 and $1,400 during the three months ended March 31, 2011 and 2010, respectively.  Results of operations are included in the digital online publishing reporting segment.

Web Platform Services

In October 2009, the Company entered into a Letter Agreement for Services with Sharecare pursuant to which the Company agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  Sharecare agreed to pay us for the fully burdened cost of our personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee for services performed under the services agreement.   Pursuant to an amendment dated January 26, 2011, the agreement will now expire on December 31, 2011, and we do not expect the Company and Sharecare will extend the term or enter into a new services agreement.  The majority of our revenue recognized during the three months ended March 31, 2011 resulted from the services we performed for Sharecare.  We intend to expand our Web Platform Services to additional clients in the coming year, while we actively develop content vertical websites owned by HSWI that we intend to launch as a new business line taking advantage of our platform know-how and expertise.

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

Results of Operations

The following table sets forth our operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010

Operating revenue
Web platform services	$1,509,597	$1,346,630
Digital online publishing	36,477	27,481
Total revenue	1,546,074	1,374,111

Cost of services	1,075,874	1,149,304

Gross margin	470,200	224,807

Operating expenses
Selling, general and administrative (including stock-based
compensation expense of $222,665 and $38,968 for
the three months ended March 31, 2011 and 2010)	1,609,087	1,503,975
Depreciation and amortization	68,267	75,382
Total operating expenses	1,677,354	1,579,357

Total operating loss	(1,207,154)	(1,354,550)

Other income
Interest income (expense)	(11,195)	5,271
Other expense	(4,182)	-
Total other income (expense)	(15,377)	5,271

Loss from operations before income taxes and equity in loss of equity	(1,222,531)	(1,349,279)
method investment

Equity in loss of equity-method investment, net of taxes	(430,717)	(77,494)

Net loss	$(1,653,248)	$(1,426,773)

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

Our digital online publishing segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries.  The operating results for services performed under the Sharecare and Discovery Services agreement are included in the web platform services segment.

Revenue
Total revenue for the three months ended March 31, 2011 was approximately $1.5 million, an increase of approximately $170,000 from the comparable period in 2010.  The increase in revenue is primarily attributable to a new project for Discovery, a related party, during the first fiscal quarter of 2011.  Revenue generated from our Digital Online Publishing segment recorded during the three months ended March 31, 2011 was consistent with the same period in 2010.

Cost of Services
Cost of services includes the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs incurred to support our web platform services business including labor, content and third party platform support services. These costs were consistent year over year at $1.1 million for the three months ended March 31, 2011 and 2010, respectively.

Operations - Selling, General and Administrative Expenses
Our total selling, general and administrative expenses increased by approximately $105,000 from $1.5 million to $1.6 million for the three months ended March 31, 2011 from the comparable period in 2010.  The increase is due to incremental stock-based compensation expense of $184,000 recorded during the three months ended March 31, 2011 reflecting increased restricted stock and stock option issuances.

Other Income
Total other income decreased approximately $20,000 for the three months ended March 31, 2011, compared to the same period in 2010 as our cash on hand decreased during the same periods, resulting in lower interest income.  Additionally, we recorded amortization of debt issuance costs of approximately $12,000 during the first quarter of 2011.

Loss in Equity Investment
We account for our investment in Sharecare under the equity method of accounting.  As of March 31, 2011, we recognized a loss in the equity investment of $430,717, net of taxes. Sharecare’s website was launched in the fourth quarter of 2010 and has experienced meaningful traffic growth on the website due to its quality content, media partnerships and array of experts answering the questions of health and wellness. The early losses reflected herein represent infrastructure and marketing investments to build the newly launched website and position it in the market place for future growth.

Income Tax Expense
There was no tax expense as of March 31, 2011 as a full valuation allowance was recorded against our deferred tax assets.

Recent Accounting Pronouncements
Recent accounting pronouncements are summarized in Note 2 to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents was $3.9 million at March 31, 2011, compared to $4.8 million at December 31, 2010.  The decrease in cash is primarily due to the use of working capital to fund the Company’s operations.

	Three Months Ended March 31,
	2011	2010

Cash flows
Used in operating activities	$(754,694)	$(1,217,512)
Used in investing activities	(198,913)	(4,608)
Used in financing activities	(20,000)	-
Net change in cash and cash equivalents	(973,607)	(1,222,120)
Impact of currency translation on cash	1,890	(5,532)
Cash and cash equivalents at beginning of period	4,843,893	8,724,546
Cash and cash equivalents at end of period	$3,872,176	$7,496,894

Cash flows from operations
Our net cash used in operating activities during the three months ended March 31, 2011, decreased by approximately $463,000 compared to the same period in the prior year due to increased profit margin and improved cash collections from revenue growth.

Cash flows from investing activities
During the three months ended March 31, 2011, net cash used in investing activities was approximately $200,000 compared to $5,000 in the same period of 2010 due to the use of tenant improvement allowances specifically for the acquisition of office assets and leasehold improvements.
Cash flows from financing activities
For the three months ended March 31, 2011, net cash used in financing activities was $20,000 for debt issuance costs related to our revolving credit agreement.  For the three months ended March 31, 2010, there was no net cash provided by financing activities.

Non -Cash financing activities
For the three months ended March 31, 2011, there was approximately $128,000 in non-cash financing activities related to the warrants issued in conjunction with the revolving credit agreement.

Liquidity Considerations
Our cash balance was approximately $3.9 million as of March 31, 2011, and we have access to a $1.0 million line of credit.  We consistently monitor our cash position to make adjustments as we believe necessary to maintain our objectives of funding ongoing operations and continuing to make technological investments in our web platform business and our websites and their respective brands.

The Company develops Internet businesses in two emerging markets and a web platform business, and intends to plan, develop and build a comprehensive personal finance portal in the United States as a new business initiative. We currently operate at a loss and experience negative cash flow from operations.  While we believe that our cash resources on hand together with our line of credit are sufficient to fund our existing businesses for a period of at least 12 months, our cash resources are not sufficient to fund these businesses for an extended period beyond that unless revenues increase significantly and/or we find other sources of capital, neither of which can be assured.  Our management and directors continue to evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities.  Accordingly, we may decide to suspend or reduce our activities in one or more of our markets in order to focus our limited resources in the other(s).  In February 2011, we implemented certain cost savings measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives.  Our long term plans require additional capital to support the development of our new business initiatives, namely the establishment of new content vertical websites utilizing our Web 3.0 platform.  We are evaluating and pursuing various methods to raise this capital, which may include a public or private debt or equity financing, strategic relationships or other arrangements, or the sale of non-strategic assets.  There can be no assurance that either of these options will be available on acceptable terms, if at all, or that the financing will not be dilutive to our stockholders.

We expect that our service agreements to provide web platform services to customers will continue to generate revenues for our company during 2011; and we continue to pursue activities that identify and engage new customers for the business.  Our current web platform services agreement with Sharecare (our largest customer, accounting for approximately 73% of revenues during the three months ended March 31, 2011) expires in December 2011.  Given that we do not expect the Company and Sharecare will extend the term or enter into a new services agreement, there can be no assurance that the revenues generated from service agreements in the future will be sufficient to cover our liquidity needs for the long-term.  Further, Sharecare may be required to raise additional capital in 2011 in order to fund its operations, including its obligations to us under the services agreement.  We currently do not have any material commitments for capital expenditures.  As discussed above, we continue to explore various business initiatives that may lead to additional sources of revenue and growth to replace our revenues from Sharecare, which we do not expect to recur in 2012.  To the extent we are unable to redeploy our cost based related to the Sharecare agreement against new revenue generating opportunities, we may decide to suspend or reduce these costs as part of our cash management strategy.

On March 4, 2011, the Company entered into a senior revolving credit agreement with Theorem Capital, LLC (the "Lender") pursuant to which the Lender agreed to extend HSWI a line of credit of up to $1.0 million for a period of one year from March 4, 2011, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. Under the terms of the credit agreement, HSWI may, in its sole discretion, borrow from the Lender up to $1.0 million from time to time during the term of the credit agreement, in minimum loan amounts of $200,000.  HSWI entered into this senior revolving credit agreement to provide flexibility as HSWI builds and executes upon its latest business initiatives.

Any borrowings under the credit agreement will be senior unsecured indebtedness of HSWI and may be used for HSWI's working capital and general corporate purposes. Any borrowings will be due and payable, with accrued interest thereon, on March 4, 2012, subject to any renewal of the line of credit, at the Lender's discretion. During the term of the credit agreement, any principal amounts repaid by HSWI may be re-borrowed.  As of March 31, 2011, HSWI had the full $1.0 million available to borrow under this agreement.  Borrowings under the credit agreement will bear interest at a fixed rate equal to 8% per annum, payable on or before March 4, 2012, unless the line of credit is renewed and the payment date extended, in which case interest shall be payable on or before March 4, 2013.

The Lender received a warrant to purchase 65,359 shares of HSWI common stock with an exercise price of $ 3.06 per share in connection with entering into the credit agreement.  The fair value of the warrants of approximately $128,000 has been recorded as debt issuance costs.  These costs will be amortized over the term of the credit facility.

Off Balance Sheet Arrangements

None.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At March 31, 2011, 99% of our cash was denominated in U.S. dollars.  The remaining 1% was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  We do not use any derivative financial instruments to mitigate any of our currency risks.  The net assets of our foreign operations at March 31, 2011, were approximately $82,000.

In March 2011, the Company entered into a Revolving Credit Agreement for $1.0 million over a 12-month term.  Amounts borrowed under the line of credit bear an annual interest rate of 8%. We expect to draw on this line of credit should our other liquidity strategies fail to fulfill our cash needs for the short-term. The line of credit requires that we maintain minimum assets and can be renewed annually at Theorem Capital’s discretion.  There are no outstanding balances under the line of credit as of March 31, 2011.

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
The Company is in the process of developing global Internet businesses, including publishing businesses in two emerging markets, a web services business, and intends to pursue opportunities to plan, develop and build new content vertical websites in the United States.  We currently operate at a loss and with a substantial negative cash flow from operations.  While we believe that our cash resources on hand together with our line of credit are sufficient to fund these businesses for a period of at least 12 months, our cash resources are not sufficient to fund these businesses for an extended period beyond that unless revenues increase significantly or we find other sources of capital, neither of which can be assured.  Additionally, the development of our new content vertical website will require additional sources of capital for the Company.  Our management and directors continue to evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities.  Accordingly, we might decide to suspend our activities in one or more of our markets in order to focus our limited resources in the other(s).  We may also need to raise additional funds for our business or the development of new initiatives, which may be dilutive to our stockholders.

We may not be able to raise additional funds when needed for our business or to exploit opportunities.

We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities.  If required, we may attempt to raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements such as the revolving credit agreement entered into in March 2011 and further described in the Liquidity and Capital Resources section of this Form 10-Q.  If we are unable to maintain compliance with the debt covenants, funds may not be available under our revolving credit agreement.  In addition to this revolving credit agreement, there can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

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

Our services agreement with Sharecare, which provided the vast majority of our 2011 revenue to date, will expire at the end of the year.

We currently provide web development, design and management services to Sharecare under a services agreement which provided approximately 73% of our revenues during the three months ended March 31, 2011.  This agreement will expire in December 2011, and we do not expect the Company and Sharecare will extend the term or enter into a new services agreement.  As Sharecare has developed its operations and grown, it has made the strategic decision to transition these web development, design and management services in-house.  This expiration will cause us to lose a significant source of revenue, which would hurt our financial results and condition if the revenue is not replaced with other sources.

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

We have intangible assets and other long-lived assets, therefore future financial performance lower than anticipated or changes in estimates and assumptions, which in many cases require significant judgment, could result in impairment charges.  We test intangible assets that are determined to have an indefinite life for impairment on a reporting unit basis during the fourth quarter of each fiscal year, and assess whether factors or indicators, such as unfavorable variances from established business plans, significant changes in forecasted results or volatility inherent to external markets and industries, become apparent that would require an interim test.  Adverse changes in the operating environment and related key assumptions used to determine the fair value of our indefinite lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. For example, in December 2010 we recorded an impairment charge of $488,560, primarily because of changes in our assumptions as to the time and cost required to obtain licenses to operate in China similar to the ones we currently hold.  In addition, if the rate of growth of advertising revenues earned by our China operations were to be less than projected or if additional regulatory changes in China were to negatively impact our business, an impairment charge for a portion or all of the assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

The growth we seek is difficult to achieve and will limit our resources and may inhibit our ability to grow.

Substantial future growth will be required in order for us to realize our business objectives.  Growth of this magnitude is rare.  To the extent we are capable of growing our business as necessary; we expect that such growth will place a significant strain on our limited managerial, operational and financial resources.  If we achieve substantial growth, we must manage our growth, if any, through appropriate systems and controls in each of these areas.  We must also establish, train and manage a larger work force.  If we do not manage the growth of our business effectively, our business, results of operations and financial condition could be materially and adversely affected.

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

As of March 31, 2011, there were approximately 5,424,455 shares of our common stock outstanding, and options and warrants to purchase another approximately 1,035,179 shares outstanding.  At March 31, 2011, we also had reserved an additional 7,818 shares for future issuance under our equity compensation plans.  Resales of outstanding shares or issuance of new shares could depress the market price for our common stock.

Various factors could negatively affect the market price or market for our common stock.

The market for and price of our common stock could be affected by the following factors:

•	general market and economic conditions;
•	our common stock has been thinly traded; and
•	minimal third party research is available regarding our company.

Additionally, the terms of the Discovery Merger provided that payment to HowStuffWorks shareholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead are  payable to HowStuffWorks’ former shareholders in three semi-annual installments.  The installments were planned to begin in October 2008; however, the shareholder representative had not authorized payment as of March 31, 2011.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock Discovery owns in the future may fall due to a combination of reasons.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares HowStuffWorks owns in the future.  If Discovery and HowStuffWorks’ former shareholders’ representative elect to distribute shares of our common stock to former HowStuffWorks shareholders, a significant number of shares may be sold by such shareholders relative to the daily market trading volumes for our common stock.  These factors could also affect our common stock, and depress the market price for our common stock or limit the market for resale of our common stock.

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

On April 4, 2011, HSWI received notification from The NASDAQ Stock Market indicating that the Company no longer complies with the requirements of Nasdaq Marketplace Rule 5450(b)(1)(A) for continued listing on The NASDAQ Global Market because the Company's stockholders' equity has fallen below $10 million as reported on our Annual Report on Form 10-K for the year ended December 31, 2010.  HSWI’s stockholders’ equity as of December 31, 2010 was $8,775,882.  The Company has been provided until May 19, 2011, to submit a plan to NASDAQ to regain compliance. If the plan is accepted, NASDAQ can grant an extension of up to 180 calendar days from the date of the notice, or until October 3, 2011, to evidence compliance. If the plan is not accepted, the Company will have the right to appeal and the common stock would remain listed on The NASDAQ Global Market until the completion of the appeal process. To regain compliance, the Company must have stockholders' equity of at least $10 million.  There can be no assurances the Company will be able to satisfy the requirements of Rule 5450(b)(1)(A) and maintain continued listing on The NASDAQ Global Market.

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

While we believe we have adequate backup systems in place, we could still experience system failures and electrical outages from time to time in the future, which could disrupt our operations.  All of our servers and routers are currently hosted in a single location which poses site redundancy risk.  Although our site is a Tier 4 data center, which is composed of multiple active power and cooling distribution paths, has redundant components, and is fault tolerant, we do not have a documented disaster recovery plan in the event of damage from fire, flood, typhoon, earthquake, power loss, telecommunications failure, break in or similar events.  If any of the foregoing occurs, we may experience a temporary system shutdown.  If there is significant disruption or damage to the data center hosting our web servers, our ability to provide access to our websites would be interrupted.  We do not carry any business interruption insurance.  Although we carry property insurance, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

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

As of March 31, 2011, Discovery owned over 40% of our outstanding shares of common stock through its HowStuffWorks subsidiary.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of Discovery.

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

Because we account for our investment in Sharecare under the equity method of accounting, we record our proportionate share of Sharecare’s net income or loss.  Sharecare has generated losses since its inception, and it remains uncertain when, if ever, Sharecare will achieve profitability.   If Sharecare generates losses, we will record our proportional share of the loss, which could adversely affect our financial condition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.37	Senior Revolving Credit Agreement dated March 4, 2011.	8-K	3/10/11	10.38

10.38	Revolving Promissory Note dated March 4, 2011 issued to Theorem Capital.	8-K	3/10/11	10.38

10.31.3†	Third Amendment to Letter Agreement for Services dated as of January 1, 2011, by and between HSW International, Inc. and Sharecare, Inc.				X

31.1	Certification by the Principal Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended				X

31.2	Certification by the Principal Financial and Accounting Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended				X

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

HSW INTERNATIONAL, INC.

Date: May 16, 2011	By:	/s/ Shawn G. Meredith
Shawn G. Meredith
Chief Financial Officer