Form 10-K/A
HSW International, Inc.
filed 2011-06-24
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-33720
________________________________________

HSW INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-1135689
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Six Concourse Parkway, Suite 1500
Atlanta, GA  30328

(Address of principal executive offices, including zip code)

(404) 364-5823
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NASDAQ Capital Market

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

EXPLANATORY NOTE

This Amendment No. 2 amends our Annual Report on Form 10-K for the year ended December 31, 2010 initially filed with the Securities and Exchange Commission on March 29, 2011 (the “Original Filing”) and previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 4, 2011 (together with the Original Filing, the “Form 10-K”).  This Amendment No. 2 is being filed to restore provisions of Exhibit 10.39 that we had originally requested be treated confidentially. The restoration of the redacted provisions is being made at the request of the staff of the Securities and Exchange Commission.  We also made corresponding changes to the Exhibit Index in Item 15 of Part IV.

Except as set forth above, the Form 10-K has not been amended, updated or otherwise modified, and does not reflect events occurring after March 29, 2011, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

This Amendment No. 2 includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1, 31.2 and 32 to this Amendment No. 2.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2010, and 2009:

Schedule II
HSW International, Inc.
Valuation & Qualifying Accounts

Classification	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2010:

Allowance for doubtful accounts	$—	$—	$—	$—
Valuation allowance for deferred taxes	$19,081,594	$1,922,775	$4,530	$20,999,839

Year ended December 31, 2009:

Allowance for doubtful accounts	$15,343	$—	$15,343	$—
Valuation allowance for deferred taxes	$15,108,498	$3,973,096	$—	$19,081,594

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(b)  Exhibits.

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

2.1	Agreement and Plan of Merger, dated as of April 20, 2006, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-4/A	07/10/07	Annex A

2.2	First Amendment to Agreement and Plan of Merger, dated January 29, 2007, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-4/A	07/10/07	Annex B

2.3	Second Amendment to Agreement and Plan of Merger, dated August 23, 2007, among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-1/A	01/14/08	2.3

2.4	Share Purchase Agreement among INTAC International, Inc., China Trend Holdings Ltd. and Wei Zhou, dated February 15, 2008	8-K	2/20/08	2.4

2.5†	Agreement and Plan of Merger dated as of November 26, 2008, by and among HSW International, Inc., DS Newco, Inc., DailyStrength, Inc. and Douglas J. Hirsch	8-K	12/03/08	10.25

2.6 (1)	Asset Purchase Agreement by and among HSW International, Inc., DailyStrength, Inc., DS Acquisition, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/09	10.28

3.1	Amended and Restated Certificate of Incorporation of HSW International, Inc., as amended	10-K	4/15/10	3.1

3.2	Second Amended and Restated Bylaws of HSW International, Inc.	8-K	12/18/07	3.2

4.1	Specimen certificate of common stock of HSW International, Inc.	S-4/A	07/10/07	4.1

4.2	HSW International 2006 Equity Incentive Plan	S-8	11/05/07	4.2

4.3	Registration Rights Agreement among HSW International, Inc., HowStuffWorks, Inc. and Wei Zhou dated as of October 2, 2007	8-K	10/09/07	10.6

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

4.4	Registration Rights Agreement among HSW International, Inc. and American investors dated as of October 2, 2007	8-K	10/09/07	10.5

4.5**	Affiliate Registration Rights Agreement dated as of October 2, 2007	8-K	10/09/07	10.7

4.6	Common Stock Purchase Warrant dated March 4, 2011 issued to Theorem Capital LLC	8-K	3/10/11	4.6

10.1	Amended and Restated Stockholders Agreement, dated as of January 29, 2007, among HowStuffWorks, Inc., HSW International, Inc. and Wei Zhou	S-4/A	07/10/07	Annex H

10.2	First Amendment to Amended and Restated Stockholders Agreement, dated as of December 17, 2007, among HowStuffWorks, Inc., HSW International and Wei Zhou	S-1/A	01/14/08	10.2

10.3	Contribution Agreement (PRC Territories) between HowStuffWorks, Inc. and HSW International, Inc., dated as of October 2, 2007	8-K	10/09/07	10.2

10.4	Contribution Agreement (Brazil) between HowStuffWorks, Inc. and HSW International, Inc. dated as of October 2, 2007	8-K	10/09/07	10.1

10.5	Update Agreement between HowStuffWorks, Inc. and HSW International, Inc. dated as of October 2, 2007	8-K	10/09/07	10.4

10.6	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and Ashford Capital Management, Inc.	S-4/A	07/10/07	Annex I-a

10.7	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and Ashford Capital Partners, L.P.	S-1/A	01/14/08	10.7

10.8	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and Harvest 2004, LLC	S-4/A	07/10/07	Annex I-b

10.9	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and Harvest 2004, LLC	S-1/A	01/14/08	10.9

10.10	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. and the Purchasers named therein	S-4/A	07/10/07	Annex I-c

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith
10.11	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. and the Purchasers named therein	S-1/A	01/14/08	10.11

10.12	Stock Purchase Agreement dated April 20, 2006 between HSW International and DWS Finanz-Service GmbH	S-4/A	07/10/07	Annex K

10.13	First Amendment to Stock Purchase Agreement dated January 29, 2007 between HSW International and DWS Finanz-Service GmbH	S-4/A	07/10/07	Annex L

10.14**	Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International and Jeffrey T. Arnold	S-4	03/14/07	10.11

10.14.1**	Amendment No. 1 to the Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International and Jeffrey T. Arnold	8-K	9/23/08	10.14

10.15	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. related to certain rights in India and Russia dated as of December 17, 2007	S-1/A	01/14/08	10.15

10.16	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. related to certain trademark rights dated as of December 17, 2007	S-1/A	01/14/08	10.16

10.17**	Employment Agreement dated October 16, 2001 between INTAC International, Inc. and Wei Zhou (filed by INTAC International, Inc., Commission File No 000-32621)	8-K	10/30/01	10.5

10.18
Share Purchase Agreement, dated January 29, 2007, among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou
		S-4/A	07/10/07	Annex R

10.19	First Amendment to Share Purchase Agreement dated as of August 23, 2007 among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou	S-1/A	01/14/08	10.19

10.20	Termination Agreement by and between HSW International, Inc. and HowStuffWorks, Inc., dated as of December 17, 2007	S-1/A	01/14/08	10.20

10.21	Stock Purchase Agreement between HSW International, Inc. and the investors named therein, dated February 15, 2008	8-K	2/20/08	10.21

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.22**	Separation Agreement with J. David Darnell dated May 13, 2008	10-Q	5/15/08	10.22

10.23†**	2008 Executive Compensation Plan	8-K/A	1/16/09	10.23

10.24†	Content License Agreement dated September 17, 2008 between HSW International, Inc. and World Book, Inc. and Amendment	10-Q	11/14/08	10.24

10.25	Form of Director and Officer Indemnification Agreement	8-K	1/16/09	10.1

10.26**	Letter Agreement by and between HSW International, Inc. and Gregory Swayne dated September 28, 2009	10-Q	11/16/09	10.26

10.27**	Confidential Separation and Release Agreement dated as of September 28, 2009, by and between HSW International, Inc. and Henry Adorno	10-Q	11/16/09	10.27

10.29	Subscription Agreement by and between HSW International, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/09	10.29

10.30	Secured Promissory Note issued by HSW International, Inc. to Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/09	10.30

10.31†	Letter Agreement for Services Agreement by and between HSW International, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q/A	1/22/10	10.31

10.31.1	First Amendment to the Letter Agreement for Services by and between Sharecare, Inc. and HSW International, Inc. dated December 30, 2009	8-K	1/7/10	10.31.1

10.31.2	Second Amendment to the Letter Agreement for Services by and between Sharecare Inc and HSW International, Inc. dated June 30, 2010	10-Q	8/12/2010	10.35

10.32	License Agreement dated as of October 30, 2009, by and among HSW International, Inc., Sharecare Inc. ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC	10-Q/A	1/22/10	10.31

10.33	Sublease Agreement by and between HSW International, Inc. and Sharecare, Inc. dated as of March 30, 2010	8-K	4/5/10	10.33

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.34**	Letter Agreement by and between HSW International, Inc. and Eric Orme	10-Q	5/14/10	10.34
10.35**	HSW International, Inc. 2010 Equity Plan	8-K	6/21/10	10.34
10.37	Senior Revolving Credit Agreement dated March 4, 2011 between HSW International, Inc. and Theorem Capital LLC	8-K	3/10/11	10.37

10.38	Revolving Promissory Note dated March 4, 2011 issued to Theorem Capital LLC	8-K	3/10/11	10.38

10.39	Option to Purchase Shares of Common Stock between HSW International Inc. and Sharecare Inc. dated November 17, 2010				X

10.40	Services Agreement effective as of April 19, 2010, between HSW International, Inc. and Discovery Communications, LLC.	10-K	3/29/11	10.40

14.1	HSW International, Inc. Amended and Restated Code of Business Conduct and Ethics	8-K	4/18/08	14.1

21.1	Subsidiaries

23.2.1	Consent of PricewaterhouseCoopers LLP	10-K	3/29/11	23.21.1

31.1	Certification by the Principal Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended				X

31.2	Certification by the Principal Financial and Accounting Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended				X

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

**Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of June 2011.

HSW INTERNATIONAL, INC.

By:	/s/ Gregory M. Swayne
Name:	Gregory M. Swayne
Title:	Chief Executive Officer