Form 10-Q
period 2011-06-30
HSW International, Inc.
filed 2011-08-15
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐  No ☒

At August 15, 2011, the number of common shares outstanding was 5,424,455.

The total number of pages is 35

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in U.S. Dollars)

	June 30, 2011	December 31, 2010

Assets

Current assets
Cash and cash equivalents	$3,032,243	$4,843,893
Restricted cash	100,000	-
Trade accounts receivable, net	23,008	42,741
Trade accounts receivable due from affiliates	472,627	658,944
Prepaid expenses and other current assets	631,084	566,174
Total current assets	4,258,962	6,111,752

Property and equipment, net	405,226	306,460
Investment in unconsolidated affiliate	2,083,308	2,972,135
Licenses to operate in China	481,000	481,000
Intangibles, net	16,429	16,429
Other long-term assets	95,000
Total assets	$7,339,925	$9,887,776

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$51,243	$382,515
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	635,781	523,384
Total current liabilities	772,769	991,644

Long term liabilities
Deferred tax liability	120,250	120,250
Other long-term liabilities	235,291	-

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 5,424,455 and 5,375,455 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5,424	5,375
Additional paid-in-capital	101,200,012	100,701,356
Accumulated other comprehensive income	48,793	38,531
Accumulated deficit	(95,042,614)	(91,969,380)
Total stockholders’ equity	6,211,615	8,775,882
Total liabilities and stockholders’ equity	$7,339,925	$9,887,776

The accompanying notes are an integral part of these condensed consolidated financial statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in U.S. Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating revenue
Web platform services from affiliates	$1,251,622	$1,363,080	$2,761,220	$2,709,711
Digital online publishing	29,534	76,878	66,012	104,359
Total revenue	1,281,156	1,439,958	2,827,232	2,814,070

Cost of services	828,084	1,112,534	1,903,958	2,261,838

Gross margin	453,072	327,424	923,274	552,232

Operating expenses
Selling, general and administrative expenses (including stock-based compensation expense of $149,085 and $36,946 for the three months ended June 30, 2011 and 2010, respectively and $371,750 and $75,914 for the six months ended June 30, 2011 and 2010, respectively)	1,321,254	1,303,957	2,930,345	2,807,922

Depreciation and amortization	60,924	71,938	129,190	147,319
Total operating expenses	1,382,178	1,375,895	3,059,535	2,955,241

Operating loss	(929,106)	(1,048,471)	(2,136,261)	(2,403,009)

Other income
Interest (expense) income	(37,026)	5,034	(49,368)	10,305
Other income	4,256	-	1,222	-
Total other (expense) income	(32,770)	5,034	(48,146)	10,305

Loss before income taxes and equity in loss of equity-method investment	(961,876)	(1,043,437)	(2,184,407)	(2,392,704)

Equity in loss of equity-method investment, net of taxes	(458,110)	(530,158)	(888,827)	(607,652)

Net loss	$(1,419,986)	$(1,573,595)	$(3,073,234)	$(3,000,356)

Net loss per share
Net loss per share, basic and diluted	$(0.26)	$(0.29)	$(0.57)	$(0.56)

Basic and diluted weighted average shares outstanding	5,424,455	5,369,829	5,398,428	5,369,829

The accompanying notes are an integral part of these condensed consolidated financial statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net cash used in operating activities	$(1,574,005)	$(1,977,400)
Net cash used in operating activities	(1,574,005)	(1,977,400)

Cash flows from investing activities:
Purchases of property and equipment	(226,438)	(106,851)
Increase in restricted cash	(100,000)	-
Net cash used in investing activities	(326,438)	(106,851)

Cash flows from financing activities:
Proceeds from ongoing capital raising	100,000	-
Debt issuance costs	(20,000)	-
Net cash used in financing activities	80,000	-

Net decrease in cash and cash equivalents	(1,820,443)	(2,084,251)
Impact of foreign currency translation on cash	8,793	(8,357)
Cash and cash equivalents at beginning of year	4,843,893	8,724,546
Cash and cash equivalents at end of period	$3,032,243	$6,631,938

	Six Months Ended June 30,
	2011	2010
Supplemental disclosure of cash flow information

Other non-cash financing and investing activities
Debt issuance costs in the form of warrants	$128,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

1.  DESCRIPTION OF BUSINESS

Overview

HSW International, Inc. (“HSWI”, “HSW International”, or the "Company") is an online media company that develops and operates next-generation web publishing platforms combining traditional web publishing with social media.  Our co-founding and continuing development of Sharecare, Inc. with Harpo Productions, Sony Pictures Television, Discovery Communications, Jeff Arnold and Dr. Mehmet Oz created a highly searchable social Q&A healthcare platform organizing the questions and answers of health.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSWI is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery, Inc.’s HowStuffWorks.com and in China for the digital publication of translated content from World Book, Inc., publisher of World Book Encyclopedia.  We generate revenue primarily through service fees charged to clients for web platform development and operation services and the sale of online advertising on our websites.  Information on our websites is not incorporated by reference into this Form 10-Q.  We were incorporated in Delaware in March 2006.  In April 2011, we relocated our headquarters to 6 Concourse Parkway, Suite 1500, Atlanta, Georgia 30328.

HSW International is listed on The NASDAQ Capital Market and is currently in compliance with its listing standards.  The Company transferred its listing from The NASDAQ Global Market on May 31, 2011.

Liquidity Considerations

On March 4, 2011, the Company entered into a senior revolving credit agreement with Theorem Capital, LLC (the "Lender") pursuant to which the Lender agreed to extend HSWI a line of credit of up to $1.0 million which expires on March 3, 2012, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. Under the terms of the credit agreement, HSWI may, in its sole discretion, borrow from the Lender up to $1.0 million from time to time during the term of the credit agreement, in minimum loan amounts of $200,000.  HSWI entered into this senior revolving credit agreement to provide flexibility as HSWI builds and executes upon its strategic initiatives.

At June 30, 2011, our cash balance was approximately $3.0 million, and we had no outstanding balance under our line of credit. We consistently monitor our cash position to make adjustments as we believe necessary to maintain our objectives of funding ongoing operations and continue to make technological investments in our web platform business and our websites and their respective brands. Our management and directors continue to evaluate our progress and likelihood of success in each of our markets, our ability to raise additional capital, and the relative value of our resources and other opportunities.  In February 2011, we implemented cost saving measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives.  Our long-term plans require additional capital to support the development of our new business initiatives, mainly the establishment of new content vertical websites utilizing our next generation platform. We are evaluating and pursuing various methods to raise this capital, which may include a public or private debt or equity financing, strategic relationships or other arrangements, or the sale of non-strategic assets. There can be no assurance that any of these options will be available on acceptable terms, if at all. Any such additional financing may be dilutive to our stockholders.

As of the filing of this document, we are in the process of raising capital through private placement transactions to sell newly issued securities of the Company. Proceeds will be used to fund the operations of the Company and allow for further development of new business opportunities. The securities offered will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There is no certainty that we will be successful in raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. While we believe that our cash resources on hand together with our line of credit are sufficient to fund HSWI's existing businesses and payment for exercising the option disclosed under Note 9 - “Subsequent Events”, for a period of at least ten months from the end of the second quarter of 2011, our cash resources are not sufficient to fund these businesses for an extended period beyond that unless we are successful in raising capital, revenues increase significantly, or costs decrease significantly, none of which can be assured.  If we are unable to raise additional capital, we may decide to restructure or suspend our activities in one or more of our markets in order to focus our limited resources on other opportunities.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

We expect that our service agreements to provide web platform services to existing customers will continue to generate revenues for our Company during 2011, and we continue to pursue activities that identify and engage new customers for the business.  Our current web platform services agreement with Sharecare, our largest customer, which accounted for approximately 75% of revenues during the six months ended June 30, 2011, expires in December 2011.  Given that we do not expect that the Company and Sharecare will extend the term or enter into a new services agreement, there can be no assurance that the revenues generated from service agreements will be sufficient to cover our future liquidity needs. We currently do not have any material commitments for capital expenditures.  As discussed above, we continue to explore various business initiatives that may lead to additional sources of revenue and growth to replace our revenues from Sharecare, which we do not expect to recur in 2012. To the extent we are unable to redeploy our resources related to the Sharecare agreement against new revenue generating opportunities, we may decide to suspend or reduce these resources and the related costs as part of our cash management strategy.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of HSWI and our subsidiaries (1) HSW Brasil - Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, and (4) BoWenWang Technology (Beijing) Limited Liability Company.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

Equity investments in which we have the ability to exercise significant influence but do not control and for which we are not the primary beneficiary are accounted for using the equity method.  In the event of a change in ownership or degree of influence, any gain or loss resulting from an investee share issuance will be recorded in earnings.  Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.  Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.  The Company applies the guidelines set forth in Accounting Standards Codification (“ASC”) 810 – “Consolidations” in evaluating whether it has interests in variable interest entities (“VIE”),  and in determining whether to consolidate any such entities.  All inter-company accounts and transactions between consolidated affiliates have been eliminated in consolidation.

We perform a qualitative analysis to determine whether or not we are the primary beneficiary of a VIE.  We consider the rights and obligations conveyed by our implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether our variable interests have the power to control the VIE’s primary activities and will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both. If we determine that our variable interests will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate.

We have determined that Bonet (Beijing) Technology Limited Liability Company is a variable interest entity as defined in ASC-810.  We are the primary beneficiary of this entity and accordingly, we have consolidated the results of this entity along with our other subsidiaries.  We have determined that our interest in Sharecare is not a VIE. Accordingly, since we have the ability to exercise significant influence but do not control the entity, we use the equity method to account for our investment in Sharecare. We continue to evaluate the facts and circumstances related to our investment to assess the need for change in our accounting method in future periods.

The accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been omitted pursuant to the

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2011. You should read the unaudited condensed consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial
Condition and Results of Operations”, as well as with HSWI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Significant Accounting Policies

Debt issuance costs

Costs associated with entering into the revolving credit facility are deferred and amortized over the term of the credit facility on a straight-line basis. The amortization is included in interest expense in our consolidated statements of operations.

In connection with the revolving credit agreement entered into in March 2011, the Company deferred debt issuance costs of approximately $0.15 million provided to our lender consisting of $0.02 million paid in cash and $0.13 million in warrants to purchase 65,359 shares of HSWI’s common stock. The debt issuance costs are amortized over the term of the revolving credit agreement.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220” - “Presentation of Comprehensive Income”  (ASU 2011-05). This update improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income to net income, in both net income and other comprehensive income. The standard does not change the current option for presenting components of other comprehensive income (“OCI”) gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company will adopt this update in the first quarter of 2012 and does not expect any material impact on its financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair value measurement (Topic 820)” - “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”  (ASU 2011-04). The amendments in this ASU result in common fair value measurement disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments include a clarification of the FASB’s intent about the application of existing fair value measurement requirements and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted.The Company will adopt the update in the first quarter of 2012 and does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

Effective January 1, 2011, the Company adopted ASU No.2009-13, “Revenue Recognition (Topic 605)” - “Multiple-deliverables revenue arrangements” (ASU 2009-13). This update provides that, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”). The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

 price. The Company concluded that the adoption of ASU 2009-13 did not have a material impact on its financial position, results of operations or cash flows, as the guidance applied to revenue arrangements with multiple deliverables, which were not significant.

3.  INVESTMENT IN SHARECARE

As of June 30, 2011, HSWI owned approximately 16.5% of the outstanding common stock of Sharecare. We account for our equity interest in Sharecare under the equity method of accounting, as we have the ability to exercise significant influence over Sharecare due to our seat on the Sharecare board of directors. Under this method, we record our proportionate share of Sharecare’s net income or loss based on the financial results of Sharecare. We continue to evaluate the facts and circumstances related to our investment to assess the need for change in our accounting method in future periods.

The difference between the carrying amount of our investment balance in Sharecare and our proportionate share of Sharecare's underlying net assets was approximately $2.6 million as of June 30, 2011.  The difference is characterized as goodwill and is subject to review in accordance with ASC 323 for other than temporary decline in value. Our investment balance in Sharecare reflects the intercompany profit elimination.

The following table shows selected financial data of Sharecare including HSWI’s proportional share of net loss in Sharecare prior to the elimination of our portion of intercompany profit included in Sharecare’s earnings for the three months ended June 30, 2011, and 2010 of approximately $0.04 million and $0.04 million, respectively and for the six months ended June 30, 2011 and 2010 of approximately $0.08 million and $0.08 million, respectively:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$2,916,372	$739,974	$5,649,289	$1,214,078
Gross profit	2,369,878	708,851	4,639,072	983,309
Loss from operations	(2,449,770)	(2,854,115)	(4,712,385)	(4,850,012)
Net loss	(2,606,362)	(2,857,528)	(4,964,685)	(4,843,739)
Proportional share of investee loss	$(429,789)	$(508,773)	$(818,677)	$(867,029)

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

Our digital online publishing segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries. Our web platform services segment includes revenues and expenses related to our web platform services agreements with related parties.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

Revenue, operating loss and total assets regarding reportable segments are presented in the following tables:

	Digital Online Publishing	Web Platform Services	Corporate	Total

Three Months Ended June 30, 2011
Revenue	$29,534	$1,251,622	$-	$1,281,156

Operating (loss) income	(199,726)	423,538	(1,152,918)	(929,106)
Interest expense	-	-	(37,026)	(37,026)
Other income (expense)	3,785	-	(457,639)	(453,854)
Net (loss) income	$(195,941)	$423,538	$(1,647,583)	$(1,419,986)

	Digital Online Publishing	Web Platform Services	Corporate	Total

Three Months Ended June 30, 2010
Revenue	$76,878	$1,363,080	$-	$1,439,958

Operating (loss) income	(323,978)	241,973	(966,466)	(1,048,471)
Interest income	1,095	-	3,939	5,034
Other expense	-	-	(530,158)	(530,158)
Net (loss) income	$(322,883)	$241,973	$(1,492,685)	$(1,573,595)

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

	Digital Online Publishing	Web Platform Services	Corporate	Total

Six Months Ended June 30, 2011
Revenue	$66,012	$2,761,220	$-	$2,827,232

Operating (loss) income	(422,923)	860,110	(2,573,448)	(2,136,261)
Interest expense	-	-	(49,368)	(49,368)
Other income (expense)	(377)	-	(887,228)	(887,605)
Net (loss) income	$(423,300)	$860,110	$(3,510,044)	$(3,073,234)

	Digital Online Publishing	Web Platform Services	Corporate	Total

Six Months Ended June 30, 2010
Revenue	$104,359	$2,709,711	$-	$2,814,070

Operating (loss) income	(646,641)	466,973	(2,223,341)	(2,403,009)
Interest income	1,095	-	9,210	10,305
Other expense	-	-	(607,652)	(607,652)
Net (loss) income	$(645,546)	$466,973	$(2,821,783)	$(3,000,356)

	June 30, 2011	December 31, 2010

Total assets:
Web platform services	$472,624	$658,944
Digital online publishing	401,253	400,660
Total assets of business segments	873,877	1,059,604
Corporate	6,466,048	8,828,172
Total assets	$7,339,925	$9,887,776

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

5.  DEBT

Credit Facility

On March 4, 2011, the Company entered into a senior revolving credit agreement with Theorem Capital, LLC (the "Lender") pursuant to which the Lender extended HSWI a line of credit of up to $1.0 million expiring on March 3, 2012, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. Under the terms of the credit agreement, HSWI may, in its sole discretion, borrow from the Lender up to $1.0 million from time to time during the term of the credit agreement, in minimum loan amounts of $200,000.

Any borrowings under the credit agreement will be senior unsecured indebtedness of HSWI and may be used for HSWI's working capital and general corporate purposes. Any borrowings will be due and payable, with accrued interest thereon, on March 3, 2012, subject to any renewal of the line of credit, at the Lender's discretion. During the term of the credit agreement, any principal amounts repaid by HSWI may be re-borrowed.

The agreement contains restrictive covenants including limits on our trade obligations payable, accrued liability and other current liability balances.  If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the Lender could accelerate our obligation to pay all outstanding amounts. At June 30, 2011, we were in compliance with all of our debt covenants.

Borrowings under the credit agreement bear interest at a fixed rate equal to 8% per annum, payable on or before March 3, 2012, unless the line of credit is renewed and the payment date extended, in which case interest will be payable on or before March 3, 2013.

The Lender received a warrant to purchase 65,359 shares of HSWI common stock with an exercise price of $3.06 per share in connection with entering into the credit agreement. The warrants may be exercised within three years from the grant date.   We recorded the fair value of the warrants of approximately $0.13 million as debt issuance costs in the first quarter of 2011.  We used a Black-Scholes valuation technique to determine the fair value of the warrants.  As of June 30, 2011, HSWI had no outstanding balance under the credit agreement with $1.0 million available to borrow.

6.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

Stock-Based Compensation

HSWI has authorized 800,000 shares under the 2006 Equity Incentive Plan adopted April 13, 2006 (the “2006 Plan”), and an additional 275,000 shares authorized under the 2010 Equity Incentive Plan adopted June 15, 2010 (the “2010 Plan”), for grant as part of long-term incentive plans to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the 2006 and 2010 Plans have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

In accordance with current authoritative guidance, we measure stock-based compensation cost at the grant date based on the fair value of the award, and recognize it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended June 30, 2011 and 2010 was approximately $0.15 million and $0.04 million, respectively. For the six months ended June 30, 2011 and June 30, 2010, stock-based compensation expense was $0.37 million and $0.08 million, respectively.  As of June 30, 2011, unrecognized compensation expense relating to non-vested stock options approximated $1.0 million, which we expect to recognize through 2013.  During the six months ended June 30, 2011, we granted options to purchase 177,500 shares at an exercise price of $2.88.  Additionally, we granted 49,000 shares of restricted stock with a weighted average share price of $3.09.  During the six months ended June 30, 2011, options covering approximately 114,000 shares were forfeited and no options expired.  Through June 30, 2011, no options have been exercised under the Plans.

The Company has not issued any stock-based compensation grants during the three months ended June 30, 2011. The fair value of grant options vesting during the three months ended June 30, 2011 and 2010 was approximately $0.11 million and $0.05 million, respectively and during the six months ended June 30, 2011 and 2010 was approximately $0.17 million and $0.08 million respectively.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Loss per share:
Net loss	$(1,419,986)	$(1,573,595)	$(3,073,234)	$(3,000,356)

Weighted average shares outstanding	5,424,455	5,369,829	5,398,428	5,369,829

Net loss per share, basic and diluted	$(0.26)	$(0.29)	$(0.57)	$(0.56)

Common shares and dilutive securities:
Weighted average shares outstanding	5,424,455	5,369,829	5,398,428	5,369,829

Dilutive securities	-	-	-	-

Total common shares and dilutive securities	5,424,455	5,369,829	5,398,428	5,369,829

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

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

7.  COMPREHENSIVE LOSS

The components of total comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(1,419,986)	$(1,573,595)	$(3,073,234)	$(3,000,356)
Net change in cumulative translation adjustments, net of tax	8,372	(2,825)	10,262	(8,357)
Total comprehensive loss	$(1,411,614)	$(1,576,420)	$(3,062,972)	$(3,008,713)

8.  RELATED PARTY TRANSACTIONS

Jeff Arnold, a former member of HSWI’s Board of Directors from 2006 through June, 2010, is the Chairman and Chief Architect and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., HSWI’s largest stockholder, is a significant stockholder of Sharecare.

The Company’s revenue from Sharecare for the three and six months ended June 30, 2011 totaled approximately $0.9 million and $2.1 million, respectively and approximately $1.3 million and $2.7 million for the three and six months ended June 30, 2010, respectively.  As of June 30, 2011, HSWI owned approximately 16.5% of the outstanding common stock of Sharecare.  The Company provides web platform services to Sharecare, and amounts due from Sharecare represented 62% of accounts receivable from affiliates as of June 30, 2011.

In April 2010, the Company entered into an agreement with Discovery Communications, LLC to provide website development services to Discovery.  The Company’s web platform services revenue from Discovery, an affiliated entity, for the three and six months ended June 30, 2011 totaled approximately $0.3 million and $0.7 million, respectively, and Discovery represented 38% of accounts receivable from affiliates as of June 30, 2011.

In March 2010, the Company entered into a 24-month sublease agreement with Sharecare for rental of our corporate headquarters in Atlanta, Georgia, effective March 1, 2010.  Rent expense related to this agreement for the six months ended June 30, 2011 was approximately $0.09 million. In conjunction with the relocation of our headquarters in April 2011, we reduced the square footage and associated expense related to this sublease agreement, and on August 1, 2011, mutually agreed to end the sublease agreement prior to the contracted termination date.

As of June 30, 2011, the Company had an outstanding liability due to its affiliate, Discovery, of approximately $0.1 million.

 9.  SUBSEQUENT EVENTS

On July 29, 2011, HSWI communicated its intent to exercise the option to purchase 13,089 shares in Sharecare’s common stock subject to the parties meeting certain criteria. The exercise price for the total shares is $0.9 million.

As mentioned under Note 8 – “Related Party Transactions”, the sublease agreement with Sharecare was terminated effective August 1, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q.  This Form 10-Q contains forward-looking statements based on current expectations.  We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, the sufficiency of our cash resources, our expectations regarding Sharecare, our expectations regarding the growth of our websites’ usage and revenues, our plans to develop our product offerings, and the effects of general industry and economic conditions and are subject to risks and uncertainties including, but not limited to, those discussed below, in Part II, Item 1A. and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements.  Relevant risks and uncertainties include those referenced in our filings with the SEC, and include but are not limited to: risks related to our near-term need for additional capital, continuing losses; the Sharecare transactions; reliance on third parties for content; economic and industry conditions specific to Brazil and China, such as the state of their telecommunications and internet infrastructure and uncertainty regarding protection of intellectual property; challenges inherent in developing an online business in Brazil and China, including obtaining regulatory approvals and adjusting to changing political and economic policies; governmental laws and regulations, including unclear and changing laws and regulations related to the Internet sector in China; general industry conditions and competition; general economic conditions, such as online advertising rates, interest rate and currency exchange rate fluctuations; and restrictions on intellectual property under agreements with third parties.  We also urge you to carefully review the risk factors set forth in Part II, Item 1A and in other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010.

Business Overview and Recent Events

HSW International, Inc. (“HSWI”, “HSW International” or the "Company") is an online media company engaged in both publishing and web platform technology that develops and operates next-generation web publishing platforms combining traditional web publishing with social media.  HSWI’s internet businesses focus on providing consumers in the world’s digital economies with locally relevant, high quality information.  Our co-founding and continuing development of Sharecare, Inc. with Harpo Productions, Sony Pictures Television, Discovery Communications, Inc. (“Discovery”), Jeff Arnold, and Dr. Mehmet Oz created a highly searchable social Q&A healthcare platform organizing health-related questions and answers.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSWI is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery’s  HowStuffWorks.com, and in China for the digital publication of translated content from World Book, Inc. , publisher of World Book Encyclopedia.  We generate revenue primarily through service fees charged to clients for web platform development and operation services and the sale of online advertising on our websites.  We were incorporated in Delaware in March 2006.  In April 2011, we relocated our headquarters to 6 Concourse Parkway, Suite 1500, Atlanta, Georgia 30328.

We developed and launched Sharecare's website (www.sharecare.com) on October 7, 2010.  On May 2, 2011, HSWI developed and launched the Curiosity website for Discovery (www.curiosity.discovery.com).

At June 30, 2011, our cash balance was approximately $3.0 million, and we had no outstanding balance under our line of credit. We consistently monitor our cash position to make adjustments as we believe necessary to maintain our objectives of funding ongoing operations and continuing to make technological investments in our web platform business and our websites and their respective brands. Our management and directors continue to evaluate our progress and likelihood of success in each of our markets, our ability to raise additional capital, and the relative value of our resources and other opportunities.  In February 2011, we implemented cost saving measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives.  Our long-term plans require additional capital to support the development of our new business initiatives, mainly the establishment of new content vertical websites utilizing our next generation platform. We are evaluating and pursuing various methods to raise this capital, which may include a public or private debt or equity financing, strategic relationships or other arrangements, or the sale of non-strategic assets. There can be no assurance that any of these options will be available on acceptable terms, if at all. Any such additional financing may be dilutive to our stockholders.

As of the filing of this document, we are in the process of raising capital through private placement transactions to sell newly issued securities of the Company. Proceeds will be used to fund the operations of the Company and allow for further development of new business opportunities. The securities offered will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There is no certainty that we will be successful in raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. While we believe that our cash resources on hand together with our line of credit are sufficient to fund HSWI's existing businesses for a period of at least ten months from the end of the second quarter of 2011, our cash resources are not sufficient to fund these businesses for an extended period beyond that unless we are successful in raising capital, revenues increase significantly, or costs decrease significantly, none of which can be assured. If we are unable to raise additional capital, we may decide to restructure or suspend our activities in one or more of our markets in order to focus our limited resources in other opportunities.

On November 17, 2010, Sharecare completed a sale of additional equity securities to its founding stockholders.  Rather than purchase its pro rata share of equity securities offered in the financing, HSWI purchased an option to purchase by July 30, 2011 its pro rata share of Sharecare’s equity securities for a percentage of the purchase price offered in the financing.  The option was available to be exercised in whole (but not in part) at any time prior to July 29, 2011 by payment of the aggregate exercise price of the equity shares to be purchased. On July 29, 2011, HSWI communicated its intent to exercise the option to purchase 13,089 shares in Sharecare’s common stock subject to the parties meeting certain criteria. The exercise price for the total shares is $0.9 million.

Business Trends

A portion of our business consists of websites we recently established.  We expect that our business should grow as these websites achieve greater awareness within their markets, resulting in increased usage against which we can sell advertising.  Given the current internet operating environment in China, we believe it will take additional time for meaningful online advertisement rates to develop in China. Currently, neither of our international websites generates sufficient revenue to cover the cost of developing and publishing content. During 2009, we made a business decision to provide web platform development services to entities publishing high quality content with a goal of diversifying our revenue base. Since 2009, we have developed and launched two unique websites based on our newly developed platform that combines quality content with popular features of social media. Next, we are developing our own direct-to-consumer websites utilizing our next-generation web platform, starting with personal finance.  We intend to continue prudent investments in building our services business as well as our own products based on our next-generation platform.

Our Brazilian website ComoTudoFunciona, which launched in March 2007, is our most mature business. During the three months and six months ended June 30, 2011, page views for ComoTudoFunciona decreased by 27% and 20%, respectively, as compared to the three months and six months ended June 30, 2010.  The decrease in page views results from changes in our publishing pace and changes in search engine algorithms.  These changes affected our search results and the number of unique visitors on our website during the six months ended June 30, 2011. The number of unique visitors to the website decreased by 14% and 10% for the three months and six months ended June 30, 2011 as compared to three months and six months ended June 30, 2010.

Our Chinese website BoWenWang launched in June 2008.  Unlike in Brazil, where we established our website with significant promotional commitments from one of the country’s largest Internet portals, we launched BoWenWang with a focus on organic traffic development.  This contributed to initial usage trending below that in Brazil, though the overall traffic in China has now surpassed Brazil.  We believe that by focusing on developing business relationships to further the exposure of the website, we should be able to continue to grow usage.

The number of unique visitors for BoWenWang decreased 21% and 11% during the three months and six months ended June 30, 2011 compared to the same periods in 2010. Page views decreased 23% and 14% during the three months and six months ended June 30, 2011 as compared to the same periods ended June 30, 2010 due to changes in our promotional campaigns as we develop new approaches for engaging visitors on our site. We expect to see growth in the number of users and page views, which we believe should result in increased revenues for our Chinese website, but we are cautious on the revenue outlook since the current economic environment in China and the rate of development of its Internet advertising market has been slower to develop.

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

Due to fluctuations in the online advertising market, we expect that the growth of online advertising in Brazil and China in future years to be lower than previously expected.  We believe that the value of our international assets will be recognized over a longer-term horizon, assuming online advertising markets develop for Brazil and China and the websites’ traffic fundamentals improve.  Due to the fact that our near-term performance may be impacted by the state of online advertising markets, we may experience changes in financial measures used to estimate fair values, which may lead to further non-cash impairment charges to our long-lived assets.

We continue to invest in building what we believe are the necessary employee and systems infrastructures required to manage our operational growth and develop and promote our products and services.  Additionally, we plan to monitor our administrative costs and revenues, and make operating adjustments as we believe necessary to best position HSW International for long-term success.

Our Operations

ComoTudoFunciona – HowStuffWorks Brazil

ComoTudoFunciona (http://hsw.com.br) is Brazil's online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand, HowStuffWorks.

ComoTudoFunciona was established in March 2007. Articles were either originally created content or translated and localized from HowStuffWorks.  In February 2011, we implemented cost saving measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives. As a result, we are now publishing fewer articles on the ComoTudoFunciona website than in the prior year.

Brazil accounted for 80% and 77% of the total digital online revenue in the three months and six months ended June 30, 2011, respectively as compared to 95% in each of the three months and six months ended June 30, 2010, respectively. Results of operations are included under the digital online publishing reporting segment.

BoWenWang – HowStuffWorks China

BoWenWang (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by our publishing team in Beijing, translated and localized articles from the leading Discovery brand HowStuffWorks, and content from World Book, Inc.

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

Revenue generated from the operations based in China accounted for 20% and 23% of the total digital online publishing revenue in the three and six months ended June 30, 2011 respectively compared to 5% in each of the three months and six months ended June 30, 2010. Results of operations are included under the digital online publishing reporting segment.

Web Platform Services

In October 2009, the Company entered into a Letter Agreement for Services with Sharecare pursuant to which the Company agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  Sharecare agreed to pay us for the fully burdened cost of our personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee for services performed under the services agreement.   Pursuant to an amendment dated January 26, 2011, the agreement will expire on December 31, 2011, and we do not expect the Company and Sharecare to extend the term or enter into a new services agreement in 2012.  The majority of our revenue recognized during the three and six months ended June 30, 2011 resulted from the services we performed for Sharecare. We intend to expand our Web Platform Services to additional clients in the coming year, while we actively develop content vertical websites owned by HSWI that we intend to launch as a new business line taking advantage of our platform know-how and expertise.

In April 2010, we entered into a services agreement with Discovery Communications pursuant to which we agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Discovery Curiosity website through our direct activities and management of third party vendors.  Discovery agreed to pay us for the fully burdened cost of our personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee for services performed.

Results of Operations
The following table sets forth our operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating revenue
Web platform services from affiliates	$1,251,622	$1,363,080	$2,761,220	$2,709,711
Digital online publishing	29,534	76,878	66,012	104,359
Total revenue	1,281,156	1,439,958	2,827,232	2,814,070

Cost of services	828,084	1,112,534	1,903,958	2,261,838

Gross margin	453,072	327,424	923,274	552,232

Operating expenses
Selling, general and administrative expenses including stock-based compensation expense	1,321,254	1,303,957	2,930,345	2,807,922
Depreciation and amortization	60,924	71,938	129,190	147,319
Total operating expenses	1,382,178	1,375,895	3,059,535	2,955,241

Operating loss	(929,106)	(1,048,471)	(2,136,261)	(2,403,009)

Other (expense) income
Interest expense	(37,026)	-	(49,368)	-
Other income	4,256	5,034	1,222	10,305
Total other (expense) income	(32,770)	5,034	(48,146)	10,305

Loss before income taxes and equity in loss of equity- method investment	(961,876)	(1,043,437)	(2,184,407)	(2,392,704)

Equity in loss of equity-method investment, net of taxes	(458,110)	(530,158)	(888,827)	(607,652)

Net loss	$(1,419,986)	$(1,573,595)	$(3,073,234)	$(3,000,356)

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as presented in Note 4 to our Condensed Consolidated Financial Statements hereto.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Our digital online publishing segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries.  The operating results for services performed under the Sharecare and Discovery Services agreement are included in the web platform services segment.

Revenue
Total revenue for the three months ended June 30, 2011 was approximately $1.3 million, a decrease of approximately $0.1 million from the comparable period in 2010. The change reflects a decrease in content services performed by us under the web platform services agreements. Revenue generated from our Digital Online Publishing segment recorded during the three months ended June 30, 2011 was $0.03 million compared to $0.08 million in the same period in 2010.

Total revenue for the six months ended June 30, 2011 was $2.8 million, approximately flat from the comparable period in 2010.    Revenue generated from our Digital Online Publishing segment recorded during the six months ended June 30, 2011 was $0.07 million compared to $0.1 million in the same period in 2010.

Cost of Services
Cost of services includes the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs incurred to support our web platform services business including labor, content and third party platform support services. These costs were $0.8 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively and $1.9 million and $2.3 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Our cost of services decreased by $0.3 million and $0.4 million in the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, as newer projects under the web platform segment that had higher profit margins than projects in the prior periods.

Operations - Selling, General and Administrative Expenses
Our total selling, general and administrative expenses in the second quarter of 2011 were $1.3 million, flat compared to the same period of 2010.

Our total selling, general and administrative expenses increased by approximately $0.1 million from $2.8 million to $2.9 million for the six months ended June 30, 2011 from the comparable period in 2010.  The increase is due to incremental stock-based compensation expense of $0.3 million recorded during the six months ended June 30, 2011 reflecting restricted stock and stock option issuances, partially offset by cost savings resulting from our continued cost reduction initiatives.

Interest expense
Interest expense for the three months and six months ended June 30, 2011 was $0.04 million and $0.05 million, respectively. These amounts reflect the amortization of debt issuance costs in connection with our revolving credit facility.

Loss in Equity Investment
We account for our investment in Sharecare under the equity method of accounting.  During the three months and six months ended June 30, 2011, we recognized a loss in the equity investment of $0.46 million and $0.89 million, net of taxes, respectively. Sharecare’s website was launched in the fourth quarter of 2010 and has experienced meaningful traffic growth on the website due to its quality content, media partnerships and array of experts answering the questions of health and wellness. The early losses reflected herein represent infrastructure and marketing investments to build the newly launched website and position it in the market place for future growth. We continually evaluate the facts and circumstances related to our investment in Sharecare to assess the need for change in our accounting method in future periods.

Income Tax Expense
There was no income tax expense or benefit as of June 30, 2011 due to a full valuation allowance that was recorded against our deferred tax assets.

Recent Accounting Pronouncements
Recent accounting pronouncements are summarized in Note 2 to the accompanying notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents was $3.0 million at June 30, 2011, compared to $4.84 million at December 31, 2010.  The decrease in cash is primarily due to the use of working capital to fund our operations. Our cash on hand at June 30, 2010 was $6.6 million.

	Six Months Ended June 30,
	2011	2010

Net cash used in operating activities	$(1,574,005)	$(1,977,400)
Net cash used in investing activities	(326,438)	(106,851)
Net cash provided by financing activities	80,000	-
Net decrease in cash and cash equivalents	(1,820,443)	(2,084,251)
Impact of currency translation on cash	8,793	(8,357)
Cash and cash equivalents at beginning of year	4,843,893	8,724,546
Cash and cash equivalents at end of period	$3,032,243	$6,631,938

Cash flows from operations
Our net cash used in operating activities during the six months ended June 30, 2011, decreased by $0.40 million compared to the same period in the prior year due to increased profit margin and improved cash collections.

Cash flows from investing activities
During the six months ended June 30, 2011, net cash used in investing activities was approximately $0.33 million compared to $0.11 million in the same period of 2010. The increase was due to the use of tenant improvement allowances specifically for the acquisition of $0.23 million of office assets and leasehold improvements in 2011 in addition to a restricted cash balance of $0.1 million received as a deposit in advance of the close of our ongoing capital funding activities.

Cash flows from financing activities
For the six months ended June 30, 2011, net cash provided by financing activities was $0.08 million consisting of proceeds related to our ongoing capital funding activities of $0.10 million partially offset by payments for debt issuance costs of $0.02 million related to our revolving credit agreement.  For the six months ended June 30, 2010, there was no net cash provided by or used in financing activities.

Non -Cash financing activities
For the six months ended June 30, 2011, there was approximately $0.13 million in non-cash financing activities related to the warrants issued in conjunction with the revolving credit agreement.

Liquidity Considerations
On March 4, 2011, we entered into a senior revolving credit agreement with Theorem Capital, LLC (the "Lender") pursuant to which the Lender extended HSWI a line of credit of up to $1.0 million expiring on March 3, 2011, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. Under the terms of the credit agreement, we may, in our sole discretion, borrow from the Lender up to $1.0 million from time to time during the term of the credit agreement, in minimum loan amounts of $200,000.  We entered into this senior revolving credit agreement to provide flexibility as we build and execute upon our strategic initiatives.

Any borrowings under the credit agreement will be senior unsecured indebtedness of HSWI and may be used for our working capital and general corporate purposes. Any borrowings will be due and payable, with accrued interest thereon, on March 3, 2012, subject to any renewal of the line of credit, at the Lender's discretion. During the term of the credit agreement, any principal amounts repaid by us may be re-borrowed.  Borrowings under the credit agreement bear interest at a fixed rate equal to 8% per annum, payable on or before March 3, 2012, unless the line of credit is renewed and the payment date extended, in which case interest shall be payable on or before March 3, 2013.

The Lender received a warrant to purchase 65,359 shares of our common stock with an exercise price of $ 3.06 per share in connection with entering into the credit agreement.  The fair value of the warrants of approximately $0.13 million has been recorded as debt issuance costs.  These costs are deferred and amortized over the term of the credit facility.

At June 30, 2011, our cash balance was approximately $3.0 million, and we had no outstanding balance under our line of credit. We consistently monitor our cash position to make adjustments as we believe necessary to maintain our objectives of funding ongoing operations and continuing to make technological investments in our web platform business and our websites and their respective brands. Our management and directors continue to evaluate our progress and likelihood of success in each of our markets, our ability to raise additional capital, and the relative value of our resources and other opportunities.  In February 2011, we implemented cost saving measures in our Brazil operations in connection with our search for a strategic media partner and consideration of other strategic alternatives.  Our long-term plans require additional capital to support the development of our new business initiatives, mainly the establishment of new content vertical websites utilizing our next generation platform. We are evaluating and pursuing various methods to raise this capital, which may include a public or private debt or equity financing, strategic relationships or other arrangements, or the sale of non-strategic assets. There can be no assurance that any of these options will be available on acceptable terms, if at all. Any such additional financing may be dilutive to our stockholders.

As of the filing of this document, we are in the process of raising capital through private placement transactions to sell newly issued securities of the Company. Proceeds will be used to fund the operations of the Company and allow for further development of new business opportunities. The securities offered will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There is no certainty that we will be successful in raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. While we believe that our cash resources on hand together with our line of credit are sufficient to fund HSWI's existing businesses for a period of at least ten months from the end of the second quarter of 2011, our cash resources are not sufficient to fund these businesses for an extended period beyond that unless we are successful in raising capital, revenues increase significantly, or costs decrease significantly, none of which can be assured. If we are unable to raise additional capital, we may decide to restructure or suspend our activities in one or more of our markets in order to focus our limited resources on other opportunities.

We expect that our service agreements to provide web platform services to existing customers will continue to generate revenues for our Company during 2011, and we continue to pursue activities that identify and engage new customers for the business.  Our current web platform services agreement with Sharecare, our largest customer, accounting for approximately 75% of revenues during the six months ended June 30, 2011, expires in December 2011.  Given that we do not expect that the Company and Sharecare will extend the term or enter into a new services agreement, there can be no assurance that the revenues generated from service agreements will be sufficient to cover our future liquidity needs. We currently do not have any material commitments for capital expenditures.  As discussed above, we continue to explore various business initiatives that may lead to additional sources of revenue and growth to replace our revenues from Sharecare, which we do not expect to recur in 2012. To the extent we are unable to redeploy our resources related to the Sharecare agreement against new revenue generating opportunities, we may decide to suspend or reduce these resources and the related costs as part of our cash management strategy.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We translate the foreign currency financial statements of our international operations into U.S. dollars at current exchange rates, except revenue and expenses, which we translate at average exchange rates during each reporting period.  We accumulate net exchange gains or losses resulting from the translation of assets and liabilities under accumulated other comprehensive income included as a separate line time under stockholders’ equity.  Generally, our foreign currency expenses are denominated in the same currency as the associated foreign currency revenue, and at this stage of development the exposure to rate changes is minimal.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At June 30, 2011, 99% of our cash was denominated in U.S. dollars.  The remaining 1% was denominated in Brazilian Reals, Chinese Renminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are currently insignificant.  We do not use financial instruments for trading purposes.  We do not use any derivative financial instruments to mitigate any of our currency risks.  The net assets of our foreign operations at June 30, 2011, were approximately $0.4 million.

In March 2011, the Company entered into a Revolving Credit Agreement for $1.0 million over a 12-month term.  Amounts borrowed under the line of credit bear an annual interest rate of 8%. We expect to draw on this line of credit should our other liquidity strategies fail to fulfill our cash needs for the short-term. The line of credit requires that we maintain minimum assets and can be renewed annually at Theorem Capital’s discretion.  There are no outstanding balances under the line of credit as of June 30, 2011.

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
The Company is in the process of developing global Internet businesses, including publishing businesses in two emerging markets, a web services business, and intends to pursue opportunities to plan, develop and build new content vertical websites in the United States.  We currently operate at a loss and with a substantial negative cash flow from operations. Additionally, the development of our new content vertical website will require additional sources of capital for the Company.  Our management and directors continue to evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities.  Accordingly, we might decide to suspend our activities in one or more of our markets in order to focus our limited resources in the other(s).  We may also need to raise additional funds in the near term for our business or the development of new initiatives, which may be dilutive to our stockholders.

As of the filing of this document, we are in the process of raising capital through private placement transactions to sell newly issued securities of the Company. Proceeds will be used to fund the operations of the Company and allow for further development of new business opportunities. The securities offered will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There is no certainty that we will be successful in raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate. While we believe that our cash resources on hand together with our line of credit are sufficient to fund HSWI's existing businesses for a period of at least ten months from the end of the second quarter 2011, our cash resources are not sufficient to fund these businesses for an extended period beyond that unless we are successful in raising capital, revenues increase significantly, or costs decrease significantly, none of which can be assured. If we are unable to raise additional capital, we may decide to restructure or suspend our activities in one or more of our markets in order to focus our limited resources on other opportunities.

We may not be able to raise additional funds when needed for our business or to exploit opportunities.

We expect that we will need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities.  If required, we may attempt to raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements such as the revolving credit agreement entered into in March 2011 and further described in the Liquidity and Capital Resources section of this Form 10-Q.  If we are unable to maintain compliance with the debt covenants, funds may not be available under our revolving credit agreement.  In addition to this revolving credit agreement, there can be no assurance that such financing will be available on acceptable terms, if at all. Any such financing may be dilutive to our stockholders.

If we default on our credit facility, we might incur substantial penalties and impair our ability to raise additional capital.

In March 2011, we entered into a senior revolving credit agreement with Theorem Capital, LLC under which Theorem Capital extended us a line of credit of up to $1.0 million for a period of one year, subject to renewal.  Our credit agreement contains covenants that we consider usual and customary for an agreement of this type, including restrictions on incurring additional indebtedness, maximum trade obligations and accrued expenses and other current liabilities, use of loan proceeds and payment of dividends. Upon the occurrence of an event of default, including payment defaults, breaches of covenants, insolvency proceedings and events having a material adverse effect on our financial condition, business assets, operations or property, Theorem Capital may declare all outstanding obligations under the credit agreement due and payable and the aggregate unpaid principal balance of any borrowings, and any other obligations under the credit agreement will bear interest at a default rate of 11% per annum until the event of default is waived or cured or all outstanding obligations are paid in full.  Additionally, if we were to default on the credit agreement, it could subject us to lawsuits, deplete our cash reserves, and hinder our ability to raise additional capital in the future.  If we breach our covenants or otherwise default on this credit agreement, it could have an adverse impact on our financial condition, which could in turn have an adverse affect on the price of our stock.

Our new web platform services line of business may not prove to be profitable.

We intend to offer web platform services to other customers, but we have limited sales, marketing and other resources and may not be successful in obtaining those customers.  Because Sharecare and Discovery Communications, the customers generating virtually all of our web platform services revenue to date, are related parties, the pricing and other terms included in those current agreements may not be indicative of the terms we can successfully obtain in arms-length transactions with other customers.  We have limited experience in this line of business, and will be subject to competition with companies with greater resources and experience.  Due to these factors, we may be unable to achieve profitability in this new line of business.

We may not be able to successfully establish a personal finance content vertical website.

We intend to develop, launch and operate a personal finance content vertical website leveraging best of breed technology to build and develop platform.  We have limited experience in personal finance, and limited sales, marketing, and other resources related to the operations and revenue generation for a United States-based website.  Additionally, we expect steep competition from established sources for financial information on the Internet.

Our services agreement with Sharecare, which provided the vast majority of our 2011 revenue to date, will expire at the end of the year.

We currently provide web development, design and management services to Sharecare under a services agreement which provided approximately 75% of our revenues during the six months ended June 30, 2011.  This agreement will expire in December 2011, and we do not expect the Company and Sharecare to extend the term or enter into a new services agreement.  As Sharecare has developed its operations and grown, it has made the strategic decision to transition these web development, design and management services in-house.  This expiration will cause us to lose a significant source of revenue, which would hurt our financial results and condition if the revenue is not replaced with other sources.

We generate revenue on our international sites from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

Economic uncertainty as well as the risk associated with an emerging market have had and might continue to have a direct impact on our revenue.  We cannot predict the timing, strength or duration of the current economic issues or the subsequent economic recovery generally or in the online advertising market.  If the economy or markets in which we operate worsen, our business, financial condition and results of operations will likely be materially and adversely affected.  Our advertisers can generally terminate their contracts with us at any time.  Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner.  If we are unable to be competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.  In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

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

We have intangible assets and other long-lived assets, therefore future financial performance lower than anticipated or changes in estimates and assumptions, which in many cases require significant judgment, could result in impairment charges.  We test intangible assets that are determined to have an indefinite life for impairment on a reporting unit basis during the fourth quarter of each fiscal year, and assess whether factors or indicators, such as unfavorable variances from established business plans, significant changes in forecasted results or volatility inherent to external markets and industries, become apparent that would require an interim test.  Adverse changes in the operating environment and related key assumptions used to determine the fair value of our indefinite lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. In December 2010, we recorded an impairment charge of $0.5 million, primarily because of changes in our assumptions as to the time and cost required to obtain licenses to operate in China similar to the ones we currently hold.  In addition, if the rate of growth of advertising revenues earned by our China operations were to be less than projected or if additional regulatory changes in China were to negatively impact our business, an impairment charge for a portion or all of the assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

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

As of June 30, 2011, there were approximately 5,424,455 shares of our common stock outstanding, and options and warrants to purchase another approximately 1,035,179 shares outstanding.  At June 30, 2011, we also had reserved an additional 7,818 shares for future issuance under our equity compensation plans.  Resales of outstanding shares or issuance of new shares could depress the market price for our common stock.

Various factors could negatively affect the market price or market for our common stock.

The market for and price of our common stock could be affected by the following factors:

•	general market and economic conditions, including the recent U.S. credit rating downgrade, resulting market volatility and economic certainty;
•	our common stock has been thinly traded; and
•	minimal third party research is available regarding our company.

Additionally, the terms of the Discovery Merger provided that payment to HowStuffWorks shareholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead are  payable to HowStuffWorks’ former shareholders in three semi-annual installments.  The installments were planned to begin in October 2008; however, the shareholder representative had not authorized payment as of June 30, 2011.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock Discovery owns in the future may fall due to a combination of reasons.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares HowStuffWorks owns in the future.  If Discovery and HowStuffWorks’ former shareholders’ representative elect to distribute shares of our common stock to former HowStuffWorks shareholders, a significant number of shares may be sold by such shareholders relative to the daily market trading volumes for our common stock.  These factors could also affect our common stock, and depress the market price for our common stock or limit the market for resale of our common stock. The market price of our common stock has been volatile, particularly in the recent stock market turmoil, and is also based on other factors outside of our control.

We might not be able to remain listed on The NASDAQ Stock Market.

In September 2009, we received a notice from The NASDAQ Stock Market indicating that we no longer complied with the continued listing requirement that our shares of common stock maintain a minimum closing bid price of $1.00.  In response, we conducted a reverse stock split and regained compliance with continued listing standards.  In March 2010, the Company received a notice from The NASDAQ Stock Market indicating that we were not in compliance with the continued listing requirement that the publicly held shares of the Company, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more from the total shares outstanding, maintain a minimum market value of $5,000,000.  On July 28, 2010, the Company received a notice from The NASDAQ Stock Market indicating that it had regained compliance with this rule.  On April 4, 2011, HSWI received notification from The NASDAQ Stock Market indicating that the Company no longer complies with the requirements for continued listing on the NASDAQ Global Market because the Company's stockholders' equity has fallen below $10 million as reported on our Annual Report on Form 10-K for the year ended December 31, 2010.  HSWI’s stockholders’ equity as of December 31, 2010 was $8,775,882.  The Company was allowed until May 19, 2011, to submit a plan to NASDAQ to regain compliance. Rather than submit a plan, we elected to move our listing to the NASDAQ Capital Market. We are currently in compliance with the standards of the NASDAQ Capital Market. However, there can be no assurance that we will be able to continue to satisfy the requirements to maintain a continued listing on The NASDAQ Capital Market.

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

Our international operations subject us to other significant risks including unpredictable governmental regulations in China and Brazil.

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

Additionally, some of our revenues and operating expenses are denominated in Brazilian Reals.  Brazilian law allows the Brazilian government to impose restrictions on the conversion of the Real into foreign currencies and on the remittance to foreign investors of proceeds from their investments in Brazil.  The government may impose such restrictions whenever there is a serious imbalance in Brazil’s balance of payments or there are reasons to foresee a serious imbalance.  The Brazilian government last imposed remittance restrictions for approximately six months in 1989 and early 1990.  The likelihood that the Brazilian government would impose such restrictions again depends on the extent of Brazil’s foreign currency reserves, the availability of foreign currency in the foreign exchange markets on the date a payment is due, the size of Brazil’s debt service burden relative to the economy as a whole, Brazil’s policy toward the International Monetary Fund and other factors.

Since a portion of our revenues will be denominated in Renminbi, existing and future restrictions on the exchange of Renminbi to other currencies may limit our ability to use revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.  Similarly, in the event that a significant amount of our revenues are denominated in Reals, any future restrictions on the exchange of Reals for other currencies or the remittance to foreign investors of proceeds from their investments in Brazil may limit our ability to use revenue generated in Reals to fund our business activities outside Brazil, or expenditures denominated in foreign currencies.

We are subject to risks of currency fluctuations and exchange restrictions.

Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations.  In some countries, local currencies are not readily converted into Euros or U.S. dollars (or other “hard currencies”) or are only converted at government controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time.  Very limited hedging transactions are available in China to reduce its exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.  While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all.  Our revenues as expressed in our U.S. dollar financial statements will decline in value if Renminbi or Reals depreciate relative to the U.S. dollar.  In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. dollars or by Brazilian exchange control regulations that restrict our ability to convert Reals into U.S. dollars.

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

Potential additional Chinese regulations could affect our business in China.

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

Although the combined company is incorporated in the State of Delaware, in the future a substantial portion of our assets could be located in Brazil and the PRC.  As a result, it may be difficult for investors to enforce outside the United States any actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States.  In addition, certain of our directors and officers and a portion of their assets may be located outside the United States (principally in Brazil and the PRC).  As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States.  There is doubt as to the enforceability in Brazil and the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

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

As of June 30, 2011, Discovery owned over 40% of our outstanding shares of common stock through its HowStuffWorks subsidiary.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of Discovery.

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

We account for our investment in Sharecare under the equity method of accounting and we record our proportionate share of Sharecare’s net income or loss. Sharecare may need to raise additional capital, and our equity position in Sharecare may be diluted if Sharecare issues additional equity, options, or warrants.  If Sharecare makes a capital call of its existing equity holders, our position may be diluted if we choose not to contribute additional capital. We continually evaluate the facts and circumstances related to our investment in Sharecare to assess the need for change in accounting method. At June 30, 2010, we had an option to acquire 13,089 shares in Sharecare which was to expire on July 30, 2011. On July 29, 2011, we communicated our intent to exercise this option subject to certain requirements by both parties. The exercise price for the total shares is $0.9 million.

Two of our stockholders also have substantial Sharecare investments, and potential conflicts of interests could harm us.

Jeff Arnold, a member of our Board of Directors until June 2010 and Chief of Global Digital Strategy for Discovery, the parent company of HowStuffWorks, together with Discovery beneficially own over 40% of our common stock.  Both Mr. Arnold and Discovery own significant interests in Sharecare and serve on the board of directors of Sharecare, and Mr. Arnold is also Chairman and Chief Architect of Sharecare.  As a result, Mr. Arnold and Discovery have the ability to significantly influence and manage the affairs of both HSWI and Sharecare and determine the outcome of matters submitted for approval to stockholders of each company.  If HSWI and Sharecare’s interests diverge, there is a risk that Mr. Arnold or Discovery will favor actions by Sharecare that are adverse to HSWI.  James Rosenstock, a member of our board of directors, is Senior Vice President, Corporate Development for Discovery.  As a member of our board, Mr. Rosenstock’s position with Discovery will disqualify him from some deliberations of our board.  If HSWI and Sharecare’s interests diverge, there is a risk that Mr. Rosenstock will favor actions by Sharecare that are adverse to HSWI.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

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

HSW INTERNATIONAL, INC.

Date: August 15, 2011	By:	/s/ Shawn G. Meredith
Shawn G. Meredith
Chief Financial Officer