Form 10-Q/A
period 2011-11-21
HSW International, Inc.
filed 2011-11-21
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

770-821-6670
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

Explanatory Note

This Amendment No. 2 to Form 10-Q (“Form 10-Q/A”) is being filed by HSW International, Inc. (the “Company”, “HSWI”) to amend and restate its Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2011 filed with the United States Securities and Exchange Commission (“SEC”) on August 15, 2011 (“Original Report”) and amended on August 25, 2011 to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. The purpose of this Quarterly Report on Form 10-Q/A is to amend and restate our condensed consolidated financial statements, financial data and related disclosures to record an adjustment to our investment in unconsolidated affiliate balance related to a noncash gain resulting from a change of interest in our investee. This correction requires us to restate the unaudited interim financial statements as of and for the three months and six months ended June 30, 2011. The disclosures in this Form 10-Q/A continue to reflect our financial condition as of the date of the Original Report and have not been updated to reflect subsequent events identified after the filing of the Original Report and other than as indicated below, do not modify or update the disclosures in the Original Report.

In June 2011, our investee, Sharecare, Inc. (“Sharecare”), acquired the assets and assumed the liabilities of HFPN and dotFit in exchange for its common stock. The Company did not receive sufficient evidence at the time regarding the transaction from its investee. Accordingly, the Company did not record an adjustment to reflect the transaction.  During the third quarter 2011, the Company received information from its investee, related to the fair value of Sharecare’s common shares. Based on this information, the Company determined that this issuance of common stock by its investee generated a non-cash gain of $0.4 million resulting from the change in our interest ownership  which should have been included in losses on equity-method investments for the three months and six months ended June 30, 2011.

On November 15, 2011, HSWI concluded that it understated its investment in unconsolidated affiliate balance at June 30, 2011 and overstated its loss on equity-method investment and net loss by approximately $0.4 million as of and for the three months and six months ended June 30, 2011. Accordingly, we have restated:

•	Our condensed consolidated balance sheet as of June 30, 2011 by increasing our investment in unconsolidated affiliate and decreasing accumulated deficit by $0.4 million; and
•
Our condensed consolidated statement of operations for the three months and six months ended June 30, 2011 by decreasing each of the loss on equity-method investments and net loss by $0.4 million for each of the periods.

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of and to reflect the restatement.

•	Part I – Item 1. Condensed Consolidated Financial Statements;
•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part I - Item 4 – Controls and Procedures;
•	Part II – Item 1A – Risk Factors; and
•	Part II – Item 6 Exhibits

In accordance with applicable SEC rules, this Form 10-Q/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in U.S. Dollars)

	June 30, 2011	December 31, 2010
	(Restated)
Assets

Current assets
Cash and cash equivalents	$3,032,243	$4,843,893
Restricted cash	100,000	-
Trade accounts receivable, net	23,008	42,741
Trade accounts receivable due from affiliates	472,627	658,944
Prepaid expenses and other current assets	631,084	566,174
Total current assets	4,258,962	6,111,752

Property and equipment, net	405,226	306,460
Investment in unconsolidated affiliate	2,490,684	2,972,135
Licenses to operate in China	481,000	481,000
Intangibles, net	16,429	16,429
Other long-term assets	95,000
Total assets	$7,747,301	$9,887,776

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$51,243	$382,515
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	635,781	523,384
Total current liabilities	772,769	991,644

Long term liabilities
Deferred tax liability	120,250	120,250
Other long-term liabilities	235,291	-

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 5,424,455 and 5,375,455 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5,424	5,375
Additional paid-in-capital	101,200,012	100,701,356
Accumulated other comprehensive income	48,793	38,531
Accumulated deficit	(94,635,238)	(91,969,380)
Total stockholders’ equity	6,618,991	8,775,882
Total liabilities and stockholders’ equity	$7,747,301	$9,887,776

The accompanying notes are an integral part of these condensed consolidated financial statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in U.S. Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Operating revenue
Web platform services from affiliates	$1,251,622	$1,363,080	$2,761,220	$2,709,711
Digital online publishing	29,534	76,878	66,012	104,359
Total revenue	1,281,156	1,439,958	2,827,232	2,814,070

Cost of services	828,084	1,112,534	1,903,958	2,261,838

Gross margin	453,072	327,424	923,274	552,232

Operating expenses
Selling, general and administrative expenses (including stock-based compensation expense of $149,085 and $36,946 for the three months ended June 30, 2011 and 2010, respectively and $371,750 and $75,914 for the six months ended June 30, 2011 and 2010, respectively)	1,321,254	1,303,957	2,930,345	2,807,922

Depreciation and amortization	60,924	71,938	129,190	147,319
Total operating expenses	1,382,178	1,375,895	3,059,535	2,955,241

Operating loss	(929,106)	(1,048,471)	(2,136,261)	(2,403,009)

Other income
Interest (expense) income	(37,026)	5,034	(49,368)	10,305
Other income	4,256	-	1,222	-
Total other (expense) income	(32,770)	5,034	(48,146)	10,305

Loss before income taxes and equity in loss of equity-method investment	(961,876)	(1,043,437)	(2,184,407)	(2,392,704)

Equity in loss of equity-method investment, net of taxes	(50,734)	(530,158)	(481,451)	(607,652)

Net loss	$(1,012,610)	$(1,573,595)	$(2,665,858)	$(3,000,356)

Net loss per share
Net loss per share, basic and diluted	$(0.19)	$(0.29)	$(0.49)	$(0.56)

Basic and diluted weighted average shares outstanding	5,424,455	5,369,829	5,398,428	5,369,829

The accompanying notes are an integral part of these condensed consolidated financial statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net cash used in operating activities	$(1,574,005)	$(1,977,400)
Net cash used in operating activities	(1,574,005)	(1,977,400)

Cash flows from investing activities:
Purchases of property and equipment	(226,438)	(106,851)
Increase in restricted cash	(100,000)	-
Net cash used in investing activities	(326,438)	(106,851)

Cash flows from financing activities:
Proceeds from ongoing capital raising	100,000	-
Debt issuance costs	(20,000)	-
Net cash used in financing activities	80,000	-

Net decrease in cash and cash equivalents	(1,820,443)	(2,084,251)
Impact of foreign currency translation on cash	8,793	(8,357)
Cash and cash equivalents at beginning of year	4,843,893	8,724,546
Cash and cash equivalents at end of period	$3,032,243	$6,631,938

	Six Months Ended June 30,
	2011	2010

Supplemental disclosure of cash flow information
Other non-cash financing and investing activities
Debt issuance costs in the form of warrants	$128,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

1.  DESCRIPTION OF BUSINESS

Overview

HSW International, Inc. (“HSWI”, “HSW International”, or the "Company") is an online media company that develops and operates next-generation web publishing platforms combining traditional web publishing with social media.  Our co-founding and continuing development of Sharecare, Inc. with Harpo Productions, Sony Pictures Television, Discovery Communications, Jeff Arnold and Dr. Mehmet Oz created a highly searchable social Q&A healthcare platform organizing the questions and answers of health.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSWI is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery, Inc.’s HowStuffWorks.com and in China for the digital publication of translated content from World Book, Inc., publisher of World Book Encyclopedia.  We generate revenue primarily through service fees charged to clients for web platform development and operation services and the sale of online advertising on our websites.  Information on our websites is not incorporated by reference into this Form 10-Q/A.  We were incorporated in Delaware in March 2006.  In April 2011, we relocated our headquarters to 6 Concourse Parkway, Suite 1500, Atlanta, Georgia 30328.

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

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously issued Condensed Consolidated Financial Statements

On November 15, 2011, HSWI determined that there was an error in our investment balance at June 30, 2011 and that its financial statements as of and for the three and six months ended June 30, 2011 needed to be restated.

In June 2011, our investee, Sharecare, Inc. (“Sharecare”), acquired the assets and assumed the liabilities of HFPN and dotFit in exchange for its common stock. The Company did not receive sufficient evidence at the time regarding the transaction from its investee. Accordingly, the Company did not record an adjustment to reflect the transaction.  During the third quarter 2011, the Company received information from its investee, related to the fair value of Sharecare’s common shares. Based on this information, the Company determined that this issuance of common stock by its investee generated a non-cash gain of $0.4 million resulting from the change in our interest ownership  which should have been included in losses on equity-method investments for the three months and six months ended June 30, 2011.

The below tables summarize the financial statements items that have been restated as a result of this adjustment:

Results of Operations Restated Items	Three Months Ended June 30, 2011		Six months Ended June 30, 2011
	As Reported	As Restated	As Reported	As Restated
Loss on equity-method investments	$(458,110)	$(50,734)	$(888,827)	$(481,451)
Net Loss	(1,419,986)	(1,012,610)	(3,073,234)	(2,665,858)
Net loss per share	(0.26)	(0.19)	0.57	(0.49)

Balance Sheet Restated Items	June 30, 2011
	As Reported	As Restated
Investment in unconsolidated affiliate	$2,083,308	$2,490,684
Total assets	7,339,925	7,747,301
Accumulated deficit	(95,042,614)	(94,635,238)
Total stockholders’ equity	6,211,615	6,618,991

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair value measurement (Topic 820)” - “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”  (ASU 2011-04). The amendments in this ASU result in common fair value measurement disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments include a clarification of the FASB’s intent about the application of existing fair value measurement requirements and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company will adopt the update in the first quarter of 2012 and does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

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

3.  INVESTMENT IN SHARECARE

As disclosed in Note 2 above, we have restated our second quarter 2011 financial statements to correct the balance of our investment balance in Sharecare. As a result of this correction, HSWI owned approximately 15.8% instead of 16.5% which was the previously reported interest ownership in the outstanding common stock of Sharecare at June 30, 2011. The correction was related to a noncash gain on the change in interest ownership that should have been recorded in our statements of operations for the three and six months ended June 30, 2011. As a result of this correction, the Company recorded a noncash gain of $0.4 million which decreased equity-method losses of investment and increased the balance in the investment in unconsolidated affiliate as of June 30, 2011. The change in interest ownership did not have a material impact on the Company’s share in the investee’s net losses for the three and six months ended June 30, 2011.

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

The difference between the carrying amount of our investment balance in Sharecare and our proportionate share of Sharecare's underlying net assets was approximately $2.5 million as of June 30, 2011, as restated.  The difference is characterized as goodwill and is subject to review in accordance with ASC 323 for other than temporary decline in value. Our investment balance in Sharecare reflects the intercompany profit elimination.

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

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

Revenue, operating loss and total assets regarding reportable segments are presented in the following tables:

	Digital Online Publishing	Web Platform Services	Corporate	Total

Three Months Ended June 30, 2011 (Restated)
Revenue	$29,534	$1,251,622	$-	$1,281,156

Operating (loss) income	(199,726)	423,538	(1,152,918)	(929,106)
Interest expense	-	-	(37,026)	(37,026)
Other income (expense)	3,785	-	(50,263)	(46,478)
Net (loss) income	$(195,941)	$423,538	$(1,240,207)	$(1,012,610)

	Digital Online Publishing	Web Platform Services	Corporate	Total

Three Months Ended June 30, 2010
Revenue	$76,878	$1,363,080	$-	$1,439,958

Operating (loss) income	(323,978)	241,973	(966,466)	(1,048,471)
Interest income	1,095	-	3,939	5,034
Other expense	-	-	(530,158)	(530,158)
Net (loss) income	$(322,883)	$241,973	$(1,492,685)	$(1,573,595)

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

	Digital Online Publishing	Web Platform Services	Corporate	Total

Six Months Ended June 30, 2011 (Restated)
Revenue	$66,012	$2,761,220	$-	$2,827,232

Operating (loss) income	(422,923)	860,110	(2,573,448)	(2,136,261)
Interest expense	-	-	(49,368)	(49,368)
Other income (expense)	(377)	-	(479,852)	(480,229)
Net (loss) income	$(423,300)	$860,110	$(3,102,668)	$(2,665,858)

	Digital Online Publishing	Web Platform Services	Corporate	Total

Six Months Ended June 30, 2010
Revenue	$104,359	$2,709,711	$-	$2,814,070

Operating (loss) income	(646,641)	466,973	(2,223,341)	(2,403,009)
Interest income	1,095	-	9,210	10,305
Other expense	-	-	(607,652)	(607,652)
Net (loss) income	$(645,546)	$466,973	$(2,821,783)	$(3,000,356)

	June 30, 2011	December 31, 2010

Total assets (Restated):
Web platform services	$472,624	$658,944
Digital online publishing	401,253	400,660
Total assets of business segments	873,877	1,059,604
Corporate	6,873,424	8,828,172
Total assets	$7,747,301	$9,887,776

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

5.  DEBT

Credit Facility

On March 4, 2011, the Company entered into a senior revolving credit agreement with Theorem Capital, LLC (the “Lender”) pursuant to which the Lender extended HSWI a line of credit of up to $1.0 million expiring on March 3, 2012, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. Under the terms of the credit agreement, HSWI may, in its sole discretion, borrow from the Lender up to $1.0 million from time to time during the term of the credit agreement, in minimum loan amounts of $200,000.

Any borrowings under the credit agreement will be senior unsecured indebtedness of HSWI and may be used for HSWI’s working capital and general corporate purposes. Any borrowings will be due and payable, with accrued interest thereon, on March 3, 2012, subject to any renewal of the line of credit, at the Lender’s discretion. During the term of the credit agreement, any principal amounts repaid by HSWI may be re-borrowed.

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

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Loss per share:
Net loss	$(1,012,610)	$(1,573,595)	$(2,665,858)	$(3,000,356)

Weighted average shares outstanding	5,424,455	5,369,829	5,398,428	5,369,829

Net loss per share, basic and diluted	$(0.19)	$(0.29)	$(0.49)	$(0.56)

Common shares and dilutive securities:
Weighted average shares outstanding	5,424,455	5,369,829	5,398,428	5,369,829
Dilutive securities	-	-	-	-

Total common shares and dilutive securities	5,424,455	5,369,829	5,398,428	5,369,829

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

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

7.  COMPREHENSIVE LOSS

The components of total comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Net loss	$(1,012,610)	$(1,573,595)	$(2,665,858)	$(3,000,356)
Net change in cumulative translation adjustments, net of tax	8,372	(2,825)	10,262	(8,357)
Total comprehensive loss	$(1,004,238)	$(1,576,420)	$(2,655,596)	$(3,008,713)

8.  RELATED PARTY TRANSACTIONS

Jeff Arnold, a former member of HSWI’s Board of Directors from 2006 through June, 2010, is the Chairman and Chief Architect and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., HSWI’s largest stockholder, is a significant stockholder of Sharecare.

The Company’s revenue from Sharecare for the three and six months ended June 30, 2011 totaled approximately $0.9 million and $2.1 million, respectively and approximately $1.3 million and $2.7 million for the three and six months ended June 30, 2010, respectively.  As of June 30, 2011, HSWI owned approximately 15.8% of the outstanding common stock of Sharecare instead of the previously reported percentage of 16.5%.  However, the change in interest ownership did not have a material impact on the Company’s share in the investee’s net losses for the three and six months ended June 30, 2011.

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

As mentioned under Note 8 – “Related Party Transactions”, the sublease agreement with Sharecare was terminated effective August 1, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q/A.  This Form 10-Q/A contains forward-looking statements based on current expectations.  We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, the sufficiency of our cash resources, our expectations regarding Sharecare, our expectations regarding the growth of our websites’ usage and revenues, our plans to develop our product offerings, and the effects of general industry and economic conditions and are subject to risks and uncertainties including, but not limited to, those discussed below, in Part II, Item 1A. and elsewhere in this Form 10-Q/A that could cause actual results to differ materially from the results contemplated by these forward-looking statements.  Relevant risks and uncertainties include those referenced in our filings with the SEC, and include but are not limited to: risks related to our near-term need for additional capital, continuing losses; the Sharecare transactions; reliance on third parties for content; economic and industry conditions specific to Brazil and China, such as the state of their telecommunications and internet infrastructure and uncertainty regarding protection of intellectual property; challenges inherent in developing an online business in Brazil and China, including obtaining regulatory approvals and adjusting to changing political and economic policies; governmental laws and regulations, including unclear and changing laws and regulations related to the Internet sector in China; general industry conditions and competition; general economic conditions, such as online advertising rates, interest rate and currency exchange rate fluctuations; and restrictions on intellectual property under agreements with third parties.  We also urge you to carefully review the risk factors set forth in Part II, Item 1A and in other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010.

Restatement of Previously issued Consolidated Financial Statements

On November 15, 2011, we determined that there was an error in our investment balance at June 30, 2011 and that our financial statements as of and for the three and six months ended June 30, 2011 needed to be restated.

In June 2011, our investee, Sharecare, Inc. (“Sharecare”), acquired the assets and assumed the liabilities of HFPN and dotFit in exchange for its common stock. The Company did not receive sufficient evidence at the time regarding the transaction from its investee. Accordingly, the Company did not record an adjustment to reflect the transaction.  During the third quarter 2011, the Company received information from its investee, related to the fair value of Sharecare’s common shares. Based on this information, the Company determined that this issuance of common stock by its investee generated a non-cash gain of $0.4 million resulting from the change in our interest ownership  which should have been included in losses on equity-method investments for the three months and six months ended June 30, 2011.

The below table summarizes the financial statements items that have been restated as a result of this adjustment:

Results of Operations Restated Items	Three Months Ended June 30, 2011		Six months Ended June 30, 2011
	As Reported	As Restated	As Reported	As Restated
Loss on equity-method investments	$(458,110)	$(50,734)	$(888,827)	$(481,451)
Net Loss	(1,419,986)	(1,012,610)	(3,073,234)	(2,665,858)

Balance Sheet Restated Items	June 30, 2011
	As Reported	As Restated
Investment in unconsolidated affiliate	$2,083,308	$2,490,684
Total assets	7,339,925	7,747,301
Accumulated deficit	(95,042,614)	(94,635,238)
Total stockholders’ equity	6,211,615	6,618,991

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

Results of Operations
The following table sets forth our operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Operating revenue
Web platform services from affiliates	$1,251,622	$1,363,080	$2,761,220	$2,709,711
Digital online publishing	29,534	76,878	66,012	104,359
Total revenue	1,281,156	1,439,958	2,827,232	2,814,070

Cost of services	828,084	1,112,534	1,903,958	2,261,838

Gross margin	453,072	327,424	923,274	552,232

Operating expenses
Selling, general and administrative expenses including stock-based compensation expense	1,321,254	1,303,957	2,930,345	2,807,922
Depreciation and amortization	60,924	71,938	129,190	147,319
Total operating expenses	1,382,178	1,375,895	3,059,535	2,955,241

Operating loss	(929,106)	(1,048,471)	(2,136,261)	(2,403,009)

Other (expense) income
Interest expense	(37,026)	-	(49,368)	-
Other income	4,256	5,034	1,222	10,305
Total other (expense) income	(32,770)	5,034	(48,146)	10,305

Loss before income taxes and equity in loss of equity- method investment	(961,876)	(1,043,437)	(2,184,407)	(2,392,704)

Equity in loss of equity-method investment, net of taxes	(50,734)	(530,158)	(481,451)	(607,652)

Net loss	$(1,012,610)	$(1,573,595)	$(2,665,858)	$(3,000,356)

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

Loss in Equity Investment (Restated)
We account for our investment in Sharecare under the equity method of accounting. In June 2011, our investee, Sharecare, Inc. (“Sharecare”), acquired the assets and assumed the liabilities of HFPN and dotFit in exchange for its common stock. We did not receive sufficient evidence at the time regarding the transaction from its investee. Accordingly, we did not record an adjustment to reflect the transaction.  During the third quarter 2011, we received information from its investee, related to the fair value of Sharecare’s common shares. Based on this information, we determined that this issuance of common stock by our investee generated a non-cash gain of $0.4 million resulting from the change in our interest ownership which should have been recorded in losses on equity-method investments for the three months and six months ended June 30, 2011. Subsequently, our Audit Committee of the Board of Directors together with our management and after consultation with our independent registered public accounting firm, PricewaterhouseCoopers, LLP, concluded that the adjustment is material and that a restatement and amendment of the financial statements as of and for the three and six months  ended June 30, 2011. As a result, we have restated our loss on equity-method investment for the three months and six months ended June 30, 2011 by decreasing the loss originally reported in our Form 10-Q for the second quarter 2011 and filed with the SEC on August 15, 2011, by $0.4 million. As restated, during the three months and six months ended June 30, 2011, we recognized a loss in the equity investment of $0.05 million and $0.48 million, net of taxes, respectively. Sharecare’s website was launched in the fourth quarter of 2010 and has experienced meaningful traffic growth on the website due to its quality content, media partnerships and array of experts answering the questions of health and wellness. The early losses reflected herein represent infrastructure and marketing investments to build the newly launched website and position it in the market place for future growth. We continually evaluate the facts and circumstances related to our investment in Sharecare to assess the need for change in our accounting method in future periods.

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

Item 4.  Controls and Procedures

At the end of the Quarterly period covered by our report on Form 10-Q for the second quarter ended June 30, 2011 and filed with the SEC on August 15, 2011, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that our disclosure controls and procedures were effective at June 30, 2011. Subsequent to that evaluation and as a result of the restatement described in Note 2 to the condensed consolidated financial statements contained herein, our CEO and CFO, in conjunction with management, evaluated our disclosure controls and procedures and concluded that they were not effective as of June 30, 2011 because of the material weakness described below.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended,  is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management acknowledges that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Notwithstanding this material weakness, our management concluded, based upon the supplementary review procedures of the condensed consolidated financial statements and reliance on existing controls not impacted by this error, that the condensed consolidated financial statements included in this Form 10-Q/A fairly present in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

In June 2011, our investee, Sharecare, Inc. (“Sharecare”), acquired the assets and assumed the liabilities of HFPN and dotFit in exchange for its common stock. The Company did not receive sufficient evidence at the time regarding the transaction from its investee. Accordingly, the Company did not record an adjustment to reflect the transaction.  During the third quarter 2011, the Company received information from its investee, related to the fair value of Sharecare’s common shares. Based on this information, the Company determined that this issuance of common stock by our investee generated a noncash gain of $0.4 million resulting from the change in our interest ownership  which should have been included in losses on equity-method investments and investment in unconsolidated affiliate as of and for the three months and six months ended June 30, 2011. Consequently, our CEO and CFO concluded that we did not maintain effective controls over the accounting for a nonmonetary change of interest ownership gain or loss. This control deficiency also resulted in the restatement of our condensed consolidated financial statements originally reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2011. Accordingly, our CEO and CFO have determined that this control deficiency constitutes a material weakness as of June30, 2011.

Our CEO, CFO and management have taken appropriate measures to remediate this material weakness noted above. The Company has emphasized to its investee the need for preparing all financial information going forward in accordance with generally accepted accounting principles and the importance of providing documentation of key events or unusual transactions with the Company on a timely basis. Our management, CEO and CFO believe that the enhanced control procedures over unusual investee transactions and related process improvements, as implemented and when validated, will remediate this material weakness.

Other than the material weakness and the corrective measures noted above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect that we will need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities.  If required, we may attempt to raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements such as the revolving credit agreement entered into in March 2011 and further described in the Liquidity and Capital Resources section of this Form 10-Q/A.  If we are unable to maintain compliance with the debt covenants, funds may not be available under our revolving credit agreement.  In addition to this revolving credit agreement, there can be no assurance that such financing will be available on acceptable terms, if at all. Any such financing may be dilutive to our stockholders.

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

We have intangible assets and other long-lived assets, therefore future financial performance lower than anticipated or changes in estimates and assumptions, which in many cases require significant judgment, could result in impairment charges.  We test intangible assets that are determined to have an indefinite life for impairment on a reporting unit basis during the fourth quarter of each fiscal year, and assess whether factors or indicators, such as unfavorable variances from established business plans, significant changes in forecasted results or volatility inherent to external markets and industries, become apparent that would require an interim test.  Adverse changes in the operating environment and related key assumptions used to determine the fair value of our indefinite lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. In December 2010 we recorded an impairment charge of $0.5 million, primarily because of changes in our assumptions as to the time and cost required to obtain licenses to operate in China similar to the ones we currently hold.  In addition, if the rate of growth of advertising revenues earned by our China operations were to be less than projected or if additional regulatory changes in China were to negatively impact our business, an impairment charge for a portion or all of the assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

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

As disclosed in item 4, our CEO and CFO concluded that we did not maintain effective controls over the accounting for a nonmonetary change of interest ownership gain. This control deficiency also resulted in the restatement of our condensed consolidated financial statements originally reported in our Form 10-Q for the period ended June 30, 2011. Accordingly, our CEO and CFO have determined that this control deficiency constitutes a material weakness as of June 30, 2011.

Our CEO, CFO and management have taken appropriate measures to remediate the material weakness noted above. The Company has emphasized to its investee the importance of preparing all financial information going forward in accordance with generally accepted accounting principles and will require documentation of key events or unusual transactions at the investee to be provided to the Company on a timely basis. Our management, CEO and CFO believe that the enhanced control procedures over unusual investee transactions and related process improvements, as implemented and when validated, will fully remediate this material weakness.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit
Number	Description of Document

31.1	Certification by the Principal Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended

31.2	Certification by the Principal Financial and Accounting Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended

32*
Certification by the Principal Executive Officer and Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________

*
This exhibit is furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these Sections nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSW INTERNATIONAL, INC.

Date: November 21, 2011	By:	/s/ Shawn G. Meredith
Shawn G. Meredith
Chief Financial Officer