Form 10-Q
period 2011-11-21
HSW International, Inc.
filed 2011-11-21
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
Yes ☐  No ☒

At November 21, 2011, the number of common shares outstanding was 5,424,455.

The total number of pages is 39

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in U.S. Dollars)

	September 30, 2011	December 31, 2010

Assets

Current assets
Cash and cash equivalents	$2,572,435	$4,843,893
Restricted cash	100,000	-
Trade accounts receivable, net	21,403	42,741
Trade accounts receivable due from affiliates	375,147	658,944
Prepaid expenses and other current assets	318,442	566,174
Total current assets	3,387,427	6,111,752

Property and equipment, net	325,520	306,460
Investment in unconsolidated affiliate	1,754,561	2,972,135
Licenses to operate in China	100,000	481,000
Intangibles, net	16,429	16,429
Other long-term assets	100,000	-
Total assets	$5,683,937	$9,887,776

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$101,882	$382,515
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	604,415	523,384
Total current liabilities	792,042	991,644

Long-term liabilities
Deferred tax liability	25,000	120,250
Other long-term liabilities	277,025	-

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 5,424,455 and 5,375,455 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	5,424	5,375
Additional paid-in-capital	101,339,473	100,701,356
Accumulated other comprehensive income	15,800	38,531
Accumulated deficit	(96,770,827)	(91,969,380)
Total stockholders’ equity	4,589,870	8,775,882
Total liabilities and stockholders’ equity	$5,683,937	$9,887,776

The accompanying notes are an integral part of these condensed consolidated financial statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in U.S. Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating revenue
Web platform services from affiliates	$1,172,883	$2,001,437	$3,934,102	$4,711,148
Digital online publishing	37,396	37,004	103,408	141,362
Total revenue	1,210,279	2,038,441	4,037,510	4,852,510

Cost of services	767,387	1,698,423	2,671,344	3,960,261
Gross margin	442,892	340,018	1,366,166	892,249

Operating expenses
Selling, general and administrative expenses (including stock-based compensation expense of $139,471 and $49,036 for the three months ended September 30, 2011 and 2010, respectively and $511,221 and $124,950 for the nine months ended September 30, 2011 and 2010, respectively)	1,445,716	846,952	4,376,063	3,639,873
Impairment loss	381,000	-	381,000	-
Depreciation and amortization	73,973	74,638	203,163	236,050
Total operating expenses	1,900,689	921,590	4,960,226	3,875,923

Operating loss	(1,457,797)	(581,572)	(3,594,060)	(2,983,674)

Other income (expense)
Interest expense	(37,075)	-	(86,443)	-
Other income	159	1,878	1,380	11,666
Total other (expense) income	(36,916)	1,878	(85,063)	11,666

Loss before income taxes and losses of equity-method investment	(1,494,713)	(579,694)	(3,679,123)	(2,972,008)

Losses of equity-method investment, net of taxes	(736,123)	(659,521)	(1,217,574)	(1,267,173)
Net loss before benefit from income taxes	(2,230,836)	(1,239,215)	(4,896,697)	(4,239,181)

Income tax benefit	(95,250)	-	(95,250)	-

Net loss	$(2,135,586)	$(1,239,215)	$(4,801,447)	$(4,239,181)

Net loss per share
Net loss per share, basic and diluted	$(0.39)	$(0.23)	$(0.89)	$(0.79)

Basic and diluted weighted average shares outstanding	5,408,455	5,368,399	5,401,807	5,368,871

The accompanying notes are an integral part of these condensed consolidated financial statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net cash used in operating activities	$(2,006,553)	$(2,430,183)
Net cash used in operating activities	(2,006,553)	(2,430,183)

Cash flows from investing activities:
Purchases of property and equipment	(220,706)	(112,708)
Increase in restricted cash	(100,000)	-
Net cash used in investing activities	(320,706)	(112,708)

Cash flows from financing activities:
Debt issuance costs	(20,000)	-
Escrowed receipts from capital raise	100,000	-
Net cash provided by financing activities	80,000	-

Net decrease in cash and cash equivalents	(2,247,259)	(2,542,891)
Impact of foreign currency translation on cash	(24,199)	(1,499)
Cash and cash equivalents at beginning of year	4,843,893	8,724,546
Cash and cash equivalents at end of period	$2,572,435	$6,180,156

	Nine Months Ended September 30,
	2011	2010

Supplemental disclosure of cash flow information
Other non-cash financing and investing activities
Debt issuance costs in the form of warrants	$128,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

1.  DESCRIPTION OF BUSINESS

Overview

HSW International, Inc. (“HSWI”, “HSW International”, or the "Company") is an online media company that develops and operates next-generation web publishing platforms combining traditional web publishing with social media.  The Company’s co-founding and continuing development of Sharecare, Inc. with Harpo Productions, Sony Pictures Television, Discovery Communications, Jeff Arnold and Dr. Mehmet Oz created a highly searchable social Q&A healthcare platform organizing the questions and answers of health.  HSWI’s international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSWI is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery Communications, Inc.’s HowStuffWorks.com and in China for the digital publication of translated content from World Book, Inc., publisher of World Book Encyclopedia.  Currently, the Company generates revenue primarily through service fees charged to clients for web platform development and operation services and the sale of online advertising on its websites.  Information on the Company’s websites is not incorporated by reference into this Form 10-Q.  HSW International, Inc. was incorporated in Delaware in March 2006.  In April 2011, the Company relocated its headquarters to 6 Concourse Parkway, Suite 1500, Atlanta, Georgia 30328. In October 2011, HSWI announced that the Company intends to change its corporate name to Remark Media, subject to approval by a shareholder vote which will be conducted at the Annual Meeting of Stockholders to be held in December 2011.

HSW International is listed on The NASDAQ Capital Market and is currently in compliance with its listing standards.  The Company transferred its listing from The NASDAQ Global Market on May 31, 2011.

Liquidity Considerations and Capital Needs

In connection with the Company’s strategic and spending plan, the Company consistently monitors its cash position to make adjustments as it believes necessary to maintain its objectives of funding ongoing operations and continue to make technological investments to fulfill its customer needs in the web platform services segment. The Company’s management and directors continue to evaluate the progress and likelihood of success in each of the Company’s markets, its ability to raise additional capital, and the relative value of its resources and other opportunities.  The Company implemented cost saving measures in its Brazil operations in February 2011, and in its China operations in September 2011 to bring costs in line with expected revenues while searching for strategic media partners in both countries and consideration of other strategic alternatives.  The Company’s short- and long-term plans require additional capital to support the development of its business initiatives utilizing the Company’s next generation platform. The Company is evaluating and pursuing various methods to raise this capital, which may include a public or private debt or equity financing, strategic relationships or other arrangements, or the sale of non-strategic assets.

The Company is seeking to raise capital through private placement transactions by selling newly issued securities of the Company. If the Company’s efforts are successful, proceeds will be used to fund the Company’s operations and the development of new business opportunities. There is no certainty that the Company will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. Based upon the Company’s present cash resources and cash flow projections, management believes that the Company’s current liquidity level will provide sufficient funds to enable the Company to operate its businesses through the first quarter of 2012. However, in order to ensure the Company's financial viability beyond the first quarter of 2012, management believes that the Company must raise additional capital and successfully implement a strategic business plan focused on expanding its web platform services business segment while continuing to reduce its costs and operating losses currently incurred by its digital online publishing business segment.  To address its liquidity needs, the Company is considering options that may include the sale or other strategic alternatives for certain businesses or components of businesses, including the sale of certain technologies or other long-term assets, and further reduction of operating costs through realigning of its business. The amount of capital required to be raised by the Company will be dependent upon the Company’s performance in executing its current and future business plans, as measured principally by the time period needed to begin generating positive consolidated cash flows. The Company currently has access to a line of credit that can be used to meet its short-term liquidity needs. The line of credit expires in March 2012 and is subject to renewal by the lender, at its sole discretion, for one additional year. There can be no assurance that the Company will be able to raise additional capital, renew its line of credit, generate more revenues, implement cost savings measures or obtain short-term financing from other sources in the future.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

In addition, any financing that could be obtained would dilute existing shareholders. If the Company is unable to raise additional capital, it may decide to reallocate its resources or suspend our activities in one or more of our markets in order to focus our limited resources in other opportunities. The aforementioned uncertainties regarding the liquidity indicate that there is a substantial doubt that the Company will be able to continue as a going concern.

The Company’s current web platform services agreement with Sharecare, its largest customer, which accounted for approximately 74% of revenues during the nine months ended September 30, 2011, expires in December 2011. Given that the Company does not expect that the Company and Sharecare will extend the term or enter into a new services agreement, there can be no assurance that the revenues generated from service agreements will be sufficient to cover our future liquidity needs. The Company currently does not have any material commitments for capital expenditures.  As discussed above, we continue to explore various business initiatives that could generate additional sources of revenue and growth to replace revenues from Sharecare, which is not expected to recur in 2012. To the extent the Company is unable to redeploy its resources related to the Sharecare agreement against new revenue generating opportunities, the Company may decide to suspend or reduce these resources and the related costs as part of our cash management strategy.

On March 4, 2011, the Company entered into a senior revolving credit agreement with Theorem Capital, LLC (the "Lender") pursuant to which the Lender agreed to extend HSWI a line of credit of up to $1.0 million which expires on March 3, 2012, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. Under the terms of the credit agreement, HSWI may, in its sole discretion, borrow from the Lender up to $1.0 million from time to time during the term of the credit agreement, in minimum loan amounts of $200,000.  HSWI entered into this senior revolving credit agreement to support its operating business activities and provide flexibility to fund growth.

As of September 30, 2011, the Company’s total cash and cash equivalents balance was approximately $2.57 million and it had no outstanding balance under its line of credit. The Company has incurred net losses in the nine months ended September 30, 2011 and in each fiscal year since its inception and has an accumulated deficit of $96.8 million as of September 30, 2011. The Company continues to incur substantial net losses and management believes that the Company will continue to be unprofitable and use existing funds to support its operations for the near-term. The Company expects that its customer agreements in the web platform services segment will continue to generate revenues for the Company through December 2011. However, the Company does not expect that these agreements will be renewed or that it will enter into new services agreements with existing customers in 2012. The Company continues to pursue new services agreements with new customers for 2012.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of HSWI and its subsidiaries (1) HSW Brasil - Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, and (4) BoWenWang Technology (Beijing) Limited Liability Company.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

Equity investments in which we have the ability to exercise significant influence but do not control and for which we are not the primary beneficiary are accounted for using the equity method.  In the event of a change in ownership or degree of influence, any gain or loss resulting from an investee share issuance will be recorded in earnings. If the change of ownership reflects a noncash transaction, gain or loss is recognized based on an estimate at the time the transaction occurrs.  Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.  Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.  The Company applies the guidelines set forth in Accounting Standards Codification (“ASC”) 810 – “Consolidations” in evaluating whether it has interests in variable interest entities (“VIE”), and in determining whether to consolidate any such entities.  All inter-company accounts and transactions between consolidated affiliates have been eliminated in consolidation.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

The Company performs a qualitative analysis to determine whether or not HSWI is the primary beneficiary of a VIE.  The Company considers the rights and obligations conveyed by its implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether its variable interests have the power to control the VIE’s primary activities and will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both. If the Company determines that its variable interests will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, HSWI consolidates the VIE as the primary beneficiary, and if not, HSWI does not consolidate.

HSWI has determined that Bonet (Beijing) Technology Limited Liability Company is a variable interest entity as defined in the ASC-810.  HSWI is the primary beneficiary of this entity and accordingly, the Company has consolidated the results of this entity along with its other subsidiaries.  The Company has determined that its interest in Sharecare is not a VIE. Accordingly, since HSWI has the ability to exercise significant influence but does not control the entity, HSWI uses the equity method to account for its investment in Sharecare. The Company continues to evaluate the facts and circumstances related to its investment to assess the need for change in our accounting method in future periods.

The accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2011. You should read the unaudited condensed consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as with HSWI’s condensed consolidated financial statements included in the Company’s Form 10-Q for the quarterly period ended March 31, 2011, condensed consolidated financial statements included in the Company’s Form 10-Q/A for the quarterly period ended June 30, 2011 and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Indefinite-lived intangible assets

In accordance with Accounting Standards Codification (“ASC”) No. 350, “Intangibles-Goodwill and Other” (“ASC-350”), goodwill and other intangible assets with indefinite lives are no longer amortized. Instead, a review for impairment is performed at least annually or more frequently if events and circumstances indicate impairment might have occurred. Intangible assets with indefinite lives are tested by comparing the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, impairment is recognized. In the third quarter 2011, the Company made strategic reductions in the number of personnel supporting its China business operations to better align expenses to the revenues being generated at this time, until such time as stronger digital media revenues can be realized. This event directly impacted the Company’s expectations of revenues and growth rates. As result, the Company performed an impairment analysis on its license to operate in China. The Company used the cost approach instead of the discounted cash flow method used in the prior year due to a decrease in projected revenues and cost cutting measures enacted during the third quarter 2011. The reductions prompted our assessment of the highest and best use of the asset from an in-use premise to an in-exchange valuation premise.  The cost approach uses the concept of depreciated replacement costs as an indicator of value. As a result of the assessment, the Company recorded an impairment loss of $0.38 million and the amount was recorded in its statement of operations for the third quarter 2011.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Statements Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income Topic 220” - “Presentation of Comprehensive Income” (ASU 2011-05). This update improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income to net income, in both net income and other comprehensive income. The standard does not change the current option for presenting components of other comprehensive income (“OCI”) gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company will adopt this update in the first quarter 2012 and does not expect any impact on its financial position, results of operations or cash flows.

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

Effective January 1, 2011, the Company adopted ASU No. 2009-13, “Revenue Recognition (Topic 605)” - “Multiple-deliverables revenue arrangements” (ASU 2009-13). This update provides that, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”). The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. The Company concluded that the adoption of ASU 2009-13 did not have a material impact on its financial position, results of operations or cash flows, as the guidance applied to revenue arrangements with multiple deliverables, which were not significant.

3.  INVESTMENT IN SHARECARE

As of September 30, 2011, HSWI owns approximately 15.8% of the outstanding common stock of Sharecare. The Company accounts for its equity interest in Sharecare under the equity method of accounting, as HSWI has the ability to exercise significant influence over Sharecare due to its seat on the Sharecare board of directors. Under this method, the Company records its proportionate share of Sharecare’s net income or loss based on the financial results of Sharecare. The Company continues to evaluate the facts and circumstances related to its investment to assess the need for change in its accounting method in future periods.

The difference between the carrying amount of HSWI’s investment balance in Sharecare and its proportionate share of Sharecare's underlying net assets was approximately $2.5 million as of September 30, 2011.  The difference is characterized as goodwill and is subject to review in accordance with ASC 323 – “Investments – Equity Method and Joint Ventures” for other than temporary decline in value. The investment balance in Sharecare reflects the intercompany profit elimination.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

The Company had an option to acquire 13,089 shares in Sharecare which was to expire on July 30, 2011. HSWI decided not to exercise this option.

The following table shows selected financial data of Sharecare including HSWI’s proportional share of net loss in Sharecare prior to the elimination of our portion of intercompany profit included in Sharecare’s earnings for each of the three months ended September 30, 2011 and 2010 of approximately $0.04 million and for the nine months ended September 30, 2011 and 2010 of approximately $0.12 million and $0.13 million, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$3,063,490	$1,094,551	$8,712,780	$2,308,630
Gross profit	2,540,731	886,856	7,179,804	1,785,903
Loss from operations	(3,301,144)	(4,728,494)	(8,013,529)	(10,420,657)
Net loss	(3,763,083)	(3,858,350)	(8,727,767)	(8,645,192)
Proportional share of investee loss	$(595,696)	$(690,645)	$(1,414,373)	$(1,547,789)

4.  INTANGIBLE ASSETS

During the quarter ended September 30, 2011, the Company made strategic reductions in the number of personnel supporting its China business operations to better align expenses to the revenues being generated at this time, until such time as stronger digital media revenues can be realized. This event directly impacted the Company’s expectations of revenues and growth rates. In accordance with ASC 350 – “Intangibles – Goodwill and Other”, the Company performed an assessment for impairment of its indefinite-lived intangible asset, license to operate in China, which had a carrying value of $0.48 million at June 30, 2011. The Company used the cost approach instead of the discounted cash flow method used in the prior year due to a decrease in projected revenues and cost cutting measures enacted during the third quarter 2011. The reductions prompted our assessment of the highest and best use of the asset from an in-use premise to an in-exchange valuation premise.  The cost approach uses the concept of depreciated replacement costs as an indicator of value. As a result of the assessment, the Company concluded that the asset is impaired and its fair value is $0.10 million at September 30, 2011. Subsequently, it recorded a charge of $0.38 million under the impairment loss line in its statement of operations for the quarter ended September 30, 2011.

5.  FAIR VALUE MEASUREMENTS ON A NONRECURRING BASIS

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

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;

•	Level 2 – Inputs, other than the quoted market prices included in Level 1, which are observable for the asset or liability, either directly or indirectly; and

•	Level 3 – Significant unobservable inputs for the asset or liability.

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

The following tables present the fair value and the present losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the quarter ended September 30, 2011 and the year ended December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no transfers between levels 1, 2 or 3 in the periods presented. As disclosed in Note 4, the China license was remeasured due a triggering event that occurred in the third quarter 2011 and the inputs used are level 3 unobservable inputs and based on the cost approach:

September 30, 2011	Total	Level 1	Level 2	Level 3	Total Losses

License to operate in China	$100,000	$-	$-	$100,000	$(381,000)

December 31, 2010	Total	Level 1	Level 2	Level 3	Total Losses

License to operate in China	$481,000	$-	$-	$481,000	$(488,560)

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

6.  SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Because of HSWI’s integrated business structure, operating costs included in one segment can benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.  Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment.  Corporate expenses include, among other items: corporate-level general and administration costs, technology costs and on-going maintenance charges; share-based compensation expense related to stock and stock option grants; depreciation and amortization expense; impairment loss and interest expense and income.

Our digital online publishing segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries. Our web platform services segment includes revenues and expenses related to our web platform services agreements with related parties.

Revenue, operating results and total assets regarding reportable segments are presented in the following tables:

	Digital Online Publishing	Web Platform Services	Corporate	Total

Three Months Ended September 30, 2011
Revenue	$37,396	$1,172,883	$-	$1,210,279

Operating (loss) income	(166,355)	405,496	(1,696,938)	(1,457,797)
Interest expense	(49)	-	(37,026)	(37,075)
Other income (expense)	3,644	-	(3,485)	159
Equity-method investment loss	-	-	(736,123)	(736,123)
Income tax benefit	-	-	(95,250)	(95,250)
Net (loss) income	$(162,760)	$405,496	$(2,378,322)	$(2,135,586)

	Digital Online Publishing	Web Platform Services	Corporate	Total

Three Months Ended September 30, 2010
Revenue	$37,004	$2,001,437	$-	$2,038,441

Operating (loss) income	(266,358)	307,289	(622,503)	(581,572)
Interest income	54	-	3,007	3,061
Other expense	(1,182)	-	-	(1,182)
Equity-method investment loss	-	-	(659,522)	(659,522)
Net (loss) income	$(267,486)	$307,289	$(1,279,018)	$(1,239,215)

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

	Digital Online Publishing	Web Platform Services	Corporate	Total

Nine Months Ended September 30, 2011
Revenue	$103,408	$3,934,102	$-	$4,037,510

Operating (loss) income	(589,285)	1,265,606	(4,270,381)	(3,594,060)
Interest expense	(49)	-	(86,394)	(86,443)
Other income (expense)	3,266	-	(1,886)	1,380
Equity-method investment loss	-	-	(1,217,574)	(1,217,574)
Income tax benefit	-	-	(95,250)	(95,250)
Net (loss) income	$(586,068)	$1,265,606	$(5,480,985)	$(4,801,447)

	Digital Online Publishing	Web Platform Services	Corporate	Total

Nine Months Ended September 30, 2010
Revenue	$141,362	$4,711,148	$-	$4,852,510

Operating (loss) income	(915,471)	783,522	(2,851,725)	(2,983,674)
Interest income	118	-	12,153	12,271
Other expense	(605)	-	-	(605)
Equity-method investment loss	-	-	(1,267,173)	(1,267,173)
Net (loss) income	$(915,958)	$783,522	$(4,106,745)	$(4,239,181)

	September 30, 2011	December 31, 2010

Total assets:
Web platform services	$375,147	$658,944
Digital online publishing	372,303	400,660
Total assets of business segments	747,450	1,059,604
Corporate	4,936,487	8,828,172
Total assets	$5,683,937	$9,887,776

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

The agreement contains restrictive covenants including limits on our trade obligations payable, accrued liability and other current liability balances.  If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the Lender could accelerate our obligation to pay all outstanding amounts. At September 30, 2011, The Company was in compliance with all of its covenants.

Borrowings under the credit agreement bear interest at a fixed rate equal to 8% per annum, payable on or before March 3, 2012, unless the line of credit is renewed and the payment date extended, in which case interest will be payable on or before March 3, 2013. The Lender received a warrant to purchase 65,359 shares of HSWI common stock with an exercise price of $3.06 per share in connection with entering into the credit agreement. The warrants may be exercised within three years from the grant date.  The Company recorded the fair value of the warrants of approximately $0.13 million as debt issuance costs in the first quarter of 2011.  HSWI used a Black-Scholes valuation technique to determine the fair value of the warrants.  HSWI has not withdrawn on the senior revolving agreement since entering into the agreement with Theorem Capital. As a result, the Company has $1.0 million available to borrow.

8.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

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

In accordance with current authoritative guidance, the Company measures stock-based compensation cost at the grant date based on the fair value of the award, and recognizes it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended September 30, 2011 and 2010 was approximately $0.14 million and $0.05 million, respectively. For the nine months ended September 30, 2011 and September 30, 2010, stock-based compensation expense was $0.51 million and $0.12 million, respectively.  As of September 30, 2011, unrecognized compensation expense relating to non-vested stock options approximated $0.86 million, which we expect to recognize through 2013.  During the nine months ended September 30, 2011, HSWI granted options to purchase 177,500 shares at an exercise price of $2.88.  Additionally, the Company granted 49,000 shares of restricted stock with a weighted average share price of $3.09.  During the nine months ended September 30, 2011, options covering approximately 114,000 shares were forfeited and no options expired.  Through September 30, 2011, no options have been exercised under the Plans.

The Company has not issued any stock-based compensation grants during the three months ended September 30, 2011. The fair value of grant options vesting during the three months ended September 30, 2011 and 2010 was approximately $0.26 million and $0.05 million, respectively and during the nine months ended September 30, 2011 and 2010 was approximately $0.43 million and $0.14 million, respectively.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Loss per share:
Net loss	$(2,135,586)	$(1,239,215)	$(4,801,447)	$(4,239,181)
Weighted average shares outstanding	5,408,455	5,368,399	5,401,807	5,368,871

Net loss per share, basic and diluted	$(0.39)	$(0.23)	$(0.89)	$(0.79)

Common shares and dilutive securities:
Weighted average shares outstanding	5,408,455	5,368,399	5,401,807	5,368,871

Dilutive securities	-	-	-	-

Total common shares and dilutive Securities	5,408,455	5,368,399	5,401,807	5,368,871

The Company did not include stock options, restricted stock or warrants in the diluted earnings per share calculation above because they were anti-dilutive.  The following schedule describes our anti-dilutive securities not included in diluted net loss per share.
	Nine Months Ended September 30,
	2011	2010

Anti-dilutive securities not included in diluted net loss
per share calculation:
Stock compensation plans	1,000,179	817,249
INTAC options - fully vested	25,000	25,000
Warrants to purchase common stock	90,359	25,000
Total anti-dilutive securities	1,115,538	867,249

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

9.  COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(2,135,586)	$(1,239,215)	$(4,801,447)	$(4,239,181)
Cumulative translation adjustments, net of tax	(32,993)	6,858	(22,731)	(1,499)
Total comprehensive loss	$(2,168,579)	$(1,232,357)	$(4,824,178)	$(4,240,680)

10.  INCOME TAXES

The following table sets forth the income tax benefit for the three and nine months ended September 30, 2011 and September 30, 2010:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Income tax benefit	$(95,250)	$-	$(95,250)	$-

Income tax benefit recognized in the third quarter 2011 was related to the tax benefit associated with the impairment of the Company’s license to operate in China.

11.  RELATED PARTY TRANSACTIONS

Jeff Arnold, a former member of HSWI’s Board of Directors from 2006 through June, 2010, is the Chairman and Chief Architect and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., HSWI’s largest stockholder, is a significant stockholder of Sharecare.

The Company’s revenue from Sharecare for the three and nine months ended September 30, 2011 totaled approximately $0.90 million and $2.97 million, respectively and approximately $1.7 million and $4.3 million for the three and nine months ended September 30, 2010, respectively.  As of September 30, 2011, HSWI owned approximately 15.8% of the outstanding common stock of Sharecare.  The Company provides web platform services to Sharecare, and amounts due from Sharecare represented 80% of accounts receivable from affiliates as of September 30, 2011.

In April 2010, the Company entered into an agreement with Discovery Communications, LLC to provide website development services to Discovery.  The Company’s web platform services revenue from Discovery, an affiliated entity, for the three and nine months ended September 30, 2011 totaled approximately $0.27 million and $0.96 million, respectively, and Discovery represented 20% of accounts receivable from affiliates as of September 30, 2011.

In March 2010, the Company entered into a 24-month sublease agreement with Sharecare for rental of our corporate headquarters in Atlanta, Georgia, effective March 1, 2010.  Rent expense related to this agreement for the nine months ended September 30, 2011 was approximately $0.1 million. In conjunction with the relocation of our headquarters in April 2011, the Company reduced the square footage and associated expense related to this sublease agreement, and on August 1, 2011, mutually agreed to end the sublease agreement prior to the contracted termination date.

HSW INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in U.S. Dollars)

As of September 30, 2011, the Company had an outstanding liability due to its affiliate, Discovery, of approximately $0.1 million.

12.  SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events through the date the financial statements are issued and as a result, had no material events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q.  This Form 10-Q contains forward-looking statements based on current expectations.  We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, the sufficiency of our cash resources, our expectations regarding Sharecare, our expectations regarding the growth of our websites’ usage and revenues, our plans to develop our product offerings, our capital raising efforts,  and the effects of general industry and economic conditions and are subject to risks and uncertainties including, but not limited to, those discussed below, in Part II, Item 1A. and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements.  Relevant risks and uncertainties include those referenced in our filings with the SEC, and include but are not limited to: risks related to our near-term need for additional capital; continuing losses; Sharecare’s transactions; our ability to replace lost revenues upon expiration of our web platform services agreements; our ability to continue as a going concern;  reliance on third parties for content; economic and industry conditions specific to Brazil and China, such as the state of their telecommunications and internet infrastructure and uncertainty regarding protection of intellectual property; challenges inherent in developing an online business in Brazil and China, including obtaining regulatory approvals and adjusting to changing political and economic policies; governmental laws and regulations, including unclear and changing laws and regulations related to the Internet sector in China; general industry conditions and competition; general economic conditions, such as online advertising rates, interest rate and currency exchange rate fluctuations; and restrictions on intellectual property under agreements with third parties.  We also urge you to carefully review the risk factors set forth in Part II, Item 1A and in other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010.

Business Overview and Recent Events

HSW International, Inc. (“HSWI”, “HSW International” or the "Company") is an online media company engaged in both publishing and web platform technology that develops and operates next-generation web publishing platforms combining traditional web publishing with social media.  HSWI’s internet businesses focus on providing consumers in the world’s digital economies with locally relevant, high quality information.  Our co-founding and continuing development of Sharecare, Inc. with Harpo Productions, Sony Pictures Television, Discovery Communications, Inc. (“Discovery”), Jeff Arnold, and Dr. Mehmet Oz created a highly searchable social Q&A healthcare platform organizing health-related questions and answers.  Our international websites published under the HowStuffWorks brand provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information.  HSWI is the exclusive licensee in China and Brazil for the digital publication of translated content from Discovery’s HowStuffWorks.com, and in China for the digital publication of translated content from World Book, Inc., publisher of World Book Encyclopedia. We generate revenue primarily through service fees charged to clients for web platform development and operation services and the sale of online advertising on our websites.  We were incorporated in Delaware in March 2006.  In April 2011, we relocated our headquarters to 6 Concourse Parkway, Suite 1500, Atlanta, Georgia 30328. In October 2011, we announced that we will change our corporate name to Remark Media, subject to approval by a shareholder vote which will be conducted at the Annual Meeting of Stockholders to be held in December 2011.

We developed and launched Sharecare's website (www.sharecare.com) on October 7, 2010.  On May 2, 2011, HSWI developed and launched the Curiosity website for Discovery (www.curiosity.discovery.com).

We are seeking to raise capital through private placement transactions by selling newly issued securities of the Company. If our efforts are successful, proceeds will be used to fund our operations and the development of new business opportunities. There is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. Based upon our present cash resources and cash flow projections, management believes that our current liquidity level will provide sufficient funds to enable us to operate our businesses through the first quarter of 2012. However, in order to ensure our financial viability beyond the first quarter of 2012, management believes that we must raise additional capital and successfully implement a strategic business plan focused on expanding our web platform services business segment while continuing to reduce our costs and operating losses currently incurred by our digital online publishing business segment.  To address our liquidity needs, we are considering options that may include the sale or other strategic alternatives for certain businesses or components of businesses, including the sale of certain technologies or other long-term assets, and further reduction of operating costs through realigning of our business. The amount of capital required to be raised by the Company will be dependent upon our performance in executing our current and future business plans, as measured principally by the time period needed to begin generating positive consolidated cash flows. We currently have access to a line of credit that can be used to meet our short-term liquidity needs. The line of credit expires in March 2012 and is subject to renewal by the lender, at its sole discretion, for one additional year. There can be no assurance that we will be able to raise additional capital, renew our line of credit, generate more revenues, implement cost savings measures or obtain short-term financing from other sources in the future. In addition, any financing that could be obtained would dilute existing shareholders. If we are unable to raise additional capital, wet may decide to reallocate our resources or suspend our activities in one or more of our markets in order to focus our limited resources in other opportunities. The aforementioned uncertainties regarding the liquidity indicate that there is a substantial doubt that we will be able to continue as a going concern.

As of September 30, 2011, our total cash and cash equivalents balance was approximately $2.57 million and we had no outstanding balance under our line of credit. We have incurred net losses in the nine months ended September 30, 2011 and in each fiscal year since the inception of the Company and have an accumulated deficit of $96.8 million as of September 30, 2011. We continue to incur substantial net losses and management believes that we will continue to be unprofitable and use existing funds to support our operations for the near-term future. We expect that our customer agreements in the web platform services segment will continue to generate revenues for us through December 2011. However, we do not expect that these agreements will be renewed or that we will enter into new services agreements with existing customers in 2012. We continue to pursue new services agreements with new customers for 2012.

On November 17, 2010, Sharecare completed a sale of additional equity securities to its founding stockholders.  Rather than purchase our pro rata share of equity securities offered in the financing, we purchased an option to purchase by July 30, 2011 our pro rata share of Sharecare’s equity securities for a percentage of the purchase price offered in the financing.  The option was available to be exercised in whole (but not in part) at any time prior to July 29, 2011 by payment of the aggregate exercise price of the equity shares to be purchased. We decided not to exercise this option.

Business Trends

A portion of our business consists of websites we recently established. Given the current internet operating environment in China, we believe it will take additional time for meaningful online advertisement rates to develop in China. Currently, neither of our international websites generates sufficient revenue to cover the cost of developing and publishing content. During 2009, we made a business decision to provide web platform development services to entities publishing high quality content with a goal of diversifying our revenue base. Since 2009, we have developed and launched two unique websites based on our newly developed platform that combines quality content with popular features of social media. Next, we continue to develop our own direct-to-consumer websites utilizing our next-generation web platform, starting with personal finance.  We intend to continue prudent investments in building our services business as well as our own products based on our next-generation platform.

Our Brazilian website ComoTudoFunciona, which launched in March 2007, is our most mature business. During the three months and nine months ended September 30, 2011, page views for ComoTudoFunciona decreased by 23% and 21%, respectively, as compared to the three months and nine months ended September 30, 2010.  The decrease in page views resulted from changes in our publishing pace and changes in search engine algorithms.  The number of unique visitors to the website decreased by 1% and 7% for the three months and nine months ended September 30, 2011 as compared to three months and nine months ended September 30, 2010.

Our Chinese website BoWenWang launched in June 2008.  Unlike in Brazil, where we established our website with significant promotional commitments from one of the country’s largest Internet portals, we launched BoWenWang with a focus on organic traffic development.    We believe that by focusing on developing business relationships to further the exposure of the website, we should be able to grow usage.

Page views decreased 49% and 27% during the three months and nine months ended September 30, 2011 as compared to the same periods ended September 30, 2010 due to changes in our promotional campaigns as we develop new approaches for engaging visitors on our site. The number of unique visitors for BoWenWang decreased 32% and 18% during the three months and nine months ended September 30, 2011 compared to the same periods in 2010.   We are cautious on the revenue outlook as the Internet advertising market in China has been slower to develop.

Both seasonal fluctuations in Internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business.  Internet usage generally slows during the summer, and expenditures by advertisers typically increase in the fourth quarter of each year.  These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

Due to cost cutting measures and reduction of new content publishing, we expect limited growth in the online advertising revenue in our Brazil and China operations in the near-term.  We believe that the value of our international assets will be recognized over a longer-term horizon, assuming online advertising markets develop for Brazil and China and the websites’ traffic fundamentals improve.  Due to the fact that our near-term performance may be impacted by the state of online advertising markets, we performed an impairment assessment of the license to operate in China which is an indefinite-lived intangible asset. As a result of the assessment, we recorded an impairment loss of $0.38 million in our statement of operations for the third quarter 2011.

We plan to monitor our administrative costs and revenues, and make operating adjustments as we believe necessary to best position HSW International for long-term success.

In October 2011, we announced that we will change our corporate name to Remark Media (“Remark”). The new entity will leverage our experiences and expertise in creating destination websites that offer a dynamic online experience around a given topic with access to relevant content and subject matter experts. Remark Media will continue to develop next-generation digital platforms that combine high-quality content with relevant social media and is part of our strategic initiatives to expand beyond our legacy businesses. Designing the appropriate infrastructure for Remark will require reallocation of our resources as we seek to optimize the opportunity for this new entity. At this time, our primary objective is to quickly and substantially increase Remark’s revenue levels, principally by entering into service agreements for web development services. Additionally, as appropriate we intend to establish sales and marketing resources in the future. Management presently believes that its success in quickly and substantially increasing Remark’s revenue levels will be a critical factor in the Company’s ability to continue as a going concern.

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

In September 2011, we made strategic reductions in the number of personnel supporting our China business operations to better align expenses to the revenues being generated at this time, until such time as stronger digital media revenues can be realized. This event directly impacted our expectations of revenues and growth rates. We analyzed the impact of these measures and determined that we had a triggering event in the third quarter 2011. In accordance with ASC 350, “Intangibles – Goodwill and Other”, we performed an analysis to determine the fair value of the indefinite-lived intangible asset. The asset is a license to operate in China and had a carrying value of $0.48 million at June 30, 2011. As a result of the assessment, we determined that the fair value of the intangible asset was $0.10 at September 30, 2011. Subsequently, we recorded an impairment loss of $0.38 million in our statement of operations for the quarter ended September 30, 2011.

Web Platform Services

In October 2009, we entered into a Letter Agreement for Services with Sharecare pursuant to which we agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  Sharecare agreed to pay us for the fully burdened cost of our personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee for services performed under the services agreement.   Pursuant to an amendment dated January 26, 2011, the agreement will expire on December 31, 2011, and we do not expect the Company and Sharecare to extend the term or enter into a new services agreement in 2012.  The majority of our revenue recognized during the three and nine months ended September 30, 2011 resulted from the services we performed for Sharecare. We intend to expand our Web Platform Services to additional clients in the coming year, while we actively develop content vertical websites owned by HSWI that we intend to launch as a new business line taking advantage of our platform know-how and expertise.

In April 2010, we entered into a services agreement with Discovery Communications, LLC pursuant to which we agreed to perform services related to the design, development, hosting and related services necessary to launch and operate the Discovery Curiosity website through our direct activities and management of third party vendors.  Discovery agreed to pay us for the fully burdened cost of our personnel dedicated to the services and other costs incurred in providing the services plus a fixed monthly management fee for services performed.

Results of Operations

The following table sets forth our operations for the three and nine months ended September 30, 2011 and 2010:
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Operating revenue
Web platform services from affiliates	$1,172,883	$2,001,437	$3,934,102	$4,711,148
Digital online publishing	37,396	37,004	103,408	141,362
Total revenue	1,210,279	2,038,441	4,037,510	4,852,510

Cost of services	767,387	1,698,423	2,671,344	3,960,261

Gross margin	442,892	340,018	1,366,166	892,249

Operating expenses
Selling, general and administrative expenses (including stock-based compensation expense)	1,445,716	846,952	4,376,063	3,639,873
Impairment loss	381,000	-	381,000	-
Depreciation and amortization	73,973	74,638	203,163	236,050
Total operating expenses	1,900,689	921,590	4,960,226	3,875,923

Operating loss	(1,457,797)	(581,572)	(3,594,060)	(2,983,674)

Other income(expense)
Interest expense	(37,075)	-	(86,443)	-
Other income	159	1,878	1,380	11,666
Total other (expense) income	(36,916)	1,878	(85,063)	11,666

Loss before income taxes and equity in loss of equity-method investment	(1,494,713)	(579,694)	(3,679,123)	(2,972,008)

Equity in loss of equity-method investment, net of taxes	(736,123)	(659,521)	(1,217,574)	(1,267,173)
Net loss before benefit from income taxes	(2,230,836)	(1,239,215)	(4,896,697)	(4,239,181)

Income tax benefit	(95,250)	-	(95,250)	-

Net loss	$(2,135,586)	$(1,239,215)	$(4,801,447)	$(4,239,181)

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as presented in Note 6 to the accompanying condensed consolidated financial statements.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Our digital online publishing segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries.  The operating results for services performed under the Sharecare and Discovery services agreement are included in the web platform services segment.

Revenue
Total revenue for the three months ended September 30, 2011 was approximately $1.17 million, a decrease of approximately $0.83 million from the comparable period in 2010. The change is mainly due to a decline in platform services performed by us under the current web platform services agreements that will expire in December 2011. Revenue generated from our Digital Online Publishing segment recorded during the three months ended September 30, 2011 was $0.04 million, flat compared to the same period in 2010.

Total revenue for the nine months ended September 30, 2011 was approximately $4.0 million, a decrease of approximately $0.82 million from the comparable period in 2010. The change is mainly due to a decline in platform services performed by us under the current web platform services agreements that will expire in December 2011. Revenue generated from our Digital Online Publishing segment recorded during the nine months ended September 30, 2011 was $0.10 million compared to $0.14 million in the same period in 2010.

Cost of Services
Cost of services includes the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs incurred to support our web platform services business including labor, content and third party platform support services. These costs were $0.77 million and $1.70 million for the three months ended September 30, 2011 and 2010, respectively, and $2.67 million and $3.96 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Our cost of services decreased by $0.93 million and $1.29 million in the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively, as newer projects under the web platform segment had higher profit margins than projects in the prior periods.

Operations - Selling, General and Administrative Expenses
Our total selling, general and administrative expenses in the third quarter of 2011 were approximately $1.45 million, compared to approximately $0.85 million in the same period of 2010, which was an increase of approximately $0.60 million mainly due to restricted stock and stock option issuances and costs of development of our next-generation platform, partially offset by cost savings resulting from our continued cost reduction initiatives.

Our total selling, general and administrative expenses increased by approximately $0.74 million from $3.64 million in the nine periods ended September 30, 2011 to $4.38 million in the comparable period in 2010.  The increase is mainly due to restricted stock and stock option issuances and costs of development of our next-generation platform, partially offset by cost savings resulting from our continued cost reduction initiatives.

Impairment Loss
In accordance with ASC 350, we recorded an impairment loss of $0.38 million in the third quarter 2011 related to our license to operate in China which is an indefinite-lived intangible asset. The impairment was the result of downsizing China business operations to reduce the related operating losses. We had no impairment charges in the three months and nine months ended September 30, 2010.

Interest Expense
Interest expense for the three months and nine months ended September 30, 2011 was $0.04 million and $0.09 million, respectively. These amounts reflect the amortization of debt issuance costs in connection with our revolving credit facility entered into in March 2011.

Loss in Equity Investment
We account for our investment in Sharecare under the equity method of accounting.  During the three months and nine months ended September 30, 2011, we recognized a loss in the equity investment of $0.74 million and $1.22 million, net of taxes, respectively. Sharecare’s website was launched in the fourth quarter of 2010 and has experienced meaningful traffic growth on the website due to its quality content, media partnerships and array of experts answering the questions of health and wellness. The early losses reflected herein represent infrastructure and marketing investments to build the newly launched website and position it in the market place for future growth. We continually evaluate the facts and circumstances related to our investment in Sharecare to assess the need for change in our accounting method in future periods.

Income Taxes
For each of the three months and nine months ended September 30, 2011, income tax benefit was $0.10 million. The income tax benefit was the result of the impairment loss on the license to operate in China recorded in the third quarter 2011. There was no income tax expense or benefit in the nine months ended September 30, 2010 due to a full valuation allowance that was recorded against our deferred tax assets.

Recent Accounting Pronouncements
Recent accounting pronouncements are summarized in Note 2 to the accompanying notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents was $2.57 million at September 30, 2011, compared to $4.84 million at December 31, 2010.  The decrease in cash is primarily due to the use of working capital to fund our operations. Our cash on hand at September 30, 2010 was $6.18 million.
	Nine months ended September 30,
	2011	2010

Net cash used in operating activities	$(2,006,553)	$(2,430,183)
Net cash used in investing activities	(320,706)	(112,708)
Net cash provided by financing activities	80,000	-
Net decrease in cash and cash equivalents	(2,247,259)	(2,542,891)
Impact of currency translation on cash	(24,199)	(1,499)
Cash and cash equivalents at beginning of year	4,843,893	8,724,546
Cash and cash equivalents at end of period	$2,572,435	$6,180,156

Cash flows from operations
Our net cash used in operating activities during the nine months ended September 30, 2011, decreased by $0.42 million compared to the same period in the prior year due to a decrease in our operating income partially offset by improved cash collections.

Cash flows from investing activities
During the nine months ended September 30, 2011, net cash used in investing activities was approximately $0.32 million compared to $0.11 million in the same period of 2010. The increase was due to the use of tenant improvement allowances specifically for the acquisition of $0.23 million of office assets and leasehold improvements in 2011 in addition to a restricted cash balance of $0.10 million received as a deposit in advance of the close of our ongoing capital funding activities.

Cash flows from financing activities
For the nine months ended September 30, 2011, net cash provided by financing activities was $0.08 million which consists of escrowed receipts in connection with our ongoing capital raise efforts of $0.10 million partially offset by debt issuance costs of $0.02 million related to our revolving credit agreement. For the nine months ended September 30, 2010, there was no net cash provided by or used in financing activities.

Non - Cash financing activities
For the nine months ended September 30, 2011, there was approximately $0.13 million in non-cash financing activities related to the warrants issued in conjunction with the revolving credit agreement.

Liquidity Considerations and Critical Need For Capital

In connection with our strategic and spending plan, we consistently monitor our cash position to make adjustments as we believe necessary to maintain our objectives of funding ongoing operations and continue to make technological investments to fulfill our customer needs in the web platform services segment. . Our management and directors continue to evaluate the progress and likelihood of success in each of our markets, our ability to raise additional capital, and the relative value of our resources and other opportunities.  We implemented cost saving measures in our Brazil operations in February 2011, and in our China operations in September 2011 to bring costs in line with expected revenues while searching for strategic media partners in both countries and consideration of other strategic alternatives.  Our short and long-term plans require additional capital to support the development of our business initiatives utilizing our next generation platform. We are evaluating and pursuing various methods to raise this capital, which may include a public or private debt or equity financing, strategic relationships or other arrangements, or the sale of non-strategic assets.

We are seeking to raise capital through private placement transactions to by selling newly issued securities of the Company. If our efforts are successful, proceeds will be used to fund our operations and the development of new business opportunities. There is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. Based upon our present cash resources and cash flow projections, we believe that our current liquidity level will provide sufficient funds to enable us to operate our businesses through the first quarter of 2012. However, in order to ensure our financial viability beyond the first quarter of 2012, we believe that we must raise additional capital and successfully implement a strategic business plan focused on expanding our web platform services business segment while continuing to reduce our costs and operating losses currently incurred by our digital online publishing business segment.  To address our liquidity needs, we are considering options that may include the sale or other strategic alternatives for certain businesses or components of businesses, including the sale of certain technologies or other long-term assets, and further reduction of operating costs through realigning of our business. The amount of capital required to be raised by the Company will be dependent upon our performance in executing our current and future business plans, as measured principally by the time period needed to begin generating positive consolidated cash flows. We currently have access to a line of credit that can be used to meet our short-term liquidity needs. The line of credit expires in March 2012 and is subject to renewal by the lender, at its sole discretion, for one additional year. There can be no assurance that we will be able to raise additional capital, renew our line of credit, generate more revenues, implement cost savings measures or obtain short-term financing from other sources in the future. In addition, any financing that could be obtained would dilute existing shareholders.  If we are unable to raise additional capital, we may decide to reallocate our resources or suspend our activities in one or more of our markets in order to focus our limited resources in other opportunities. The aforementioned uncertainties regarding the liquidity indicate that there is a substantial doubt that we will be able to continue as a going concern.

Our current web platform services agreement with Sharecare, our largest customer, which accounted for approximately 74% of revenues during the nine months ended September 30, 2011, expires in December 2011.  Given that we do not expect that the Company and Sharecare will extend the term or enter into a new services agreement, there can be no assurance that the revenues generated from service agreements will be sufficient to cover our future liquidity needs. We currently do not have any material commitments for capital expenditures.  As discussed above, we continue to explore various business initiatives that could generate additional sources of revenue and growth to replace revenues from Sharecare, which is not expected to recur in 2012. To the extent we are unable to redeploy our resources related to the Sharecare agreement against new revenue generating opportunities, we may decide to suspend or reduce these resources and the related costs as part of our cash management strategy.

On March 4, 2011, we entered into a senior revolving credit agreement with Theorem Capital, LLC (the "Lender") pursuant to which the Lender agreed to extend HSWI a line of credit of up to $1.0 million which expires on March 3, 2012, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. Under the terms of the credit agreement, HSWI may, in its sole discretion, borrow from the Lender up to $1.0 million from time to time during the term of the credit agreement, in minimum loan amounts of $200,000. We entered into this senior revolving credit agreement to support our operating business activities and provide flexibility to fund growth.

As of September 30, 2011, our total cash and cash equivalents balance was approximately $2.57 million and we had no outstanding balance under our line of credit. We have incurred net losses in the nine months ended September 30, 2011 and in each fiscal year since the Company’s inception and have an accumulated deficit of $96.8 million as of September 30, 2011. We continue to incur substantial net losses and management believes that we will continue to be unprofitable and use existing funds to support our operations for the near-term. We expect that our customer agreements in the web platform services segment will continue to generate revenues us through December 2011. However, we do not expect that these agreements will be renewed or that we will enter into new services agreements with existing customers in 2012. We continue to pursue new services agreements with new customers for 2012.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We translate the foreign currency financial statements of our international operations into U.S. dollars at current exchange rates, except revenue and expenses, which we translate at average exchange rates during each reporting period.  We accumulate net exchange gains or losses resulting from the translation of assets and liabilities under accumulated other comprehensive income included as a separate line item under stockholders’ equity.  Generally, our foreign currency expenses are denominated in the same currency as the associated foreign currency revenue, and at this stage of development the exposure to rate changes is minimal.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables. At September 30, 2011, 98% of our cash was denominated in U.S. dollars.  The remaining 2% was denominated in Brazilian Reals, Chinese Renminbi or Hong Kong Dollars.  All our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are currently insignificant.  We do not use financial instruments for trading purposes.  We do not use any derivative financial instruments to mitigate any of our currency risks.  The net assets of our foreign operations at September 30, 2011, were approximately $0.37 million.

In March 2011, the Company entered into a Revolving Credit Agreement for $1.0 million over a 12-month term.  Amounts borrowed under the line of credit bear an annual interest rate of 8%. We expect to draw on this line of credit should our other liquidity strategies fail to fulfill our cash needs for the short-term. The line of credit requires that we maintain minimum assets and can be renewed annually at Theorem Capital’s discretion.  There are no outstanding balances under the line of credit as of September 30, 2011.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, Our Chief Executive Officer and Chief Financial Officer, in conjunction with management, have evaluated, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended,  is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management acknowledges that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

 Pursuant to this evaluation, our CEO and CFO concluded that, as of September 30, 2011, the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness that management identified in our internal control over financial reporting as described below. Notwithstanding this material weakness, our management concluded, based upon the supplementary review procedures of the condensed consolidated financial statements and reliance on existing controls not impacted by this error, that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

In June 2011, HSWI’s investee, Sharecare, acquired the assets and assumed the liabilities of HFPN and dotFit in exchange for its common stock. The Company did  not receive sufficient evidence at the time regarding the transaction from its investee. Accordingly, the Company did not record an adjustment to reflect the transaction. During the third quarter 2011, the Company received information from its investee, related to the fair value of Sharecare’s common shares. Based on this information, the Company determined that this issuance of common stock by our investee generated a noncash gain of $0.4 million resulting from the change in our interest ownership  which should have been included in losses on equity-method investments and investment in unconsolidated affiliate as of and for the three months and six months ended June 30, 2011. Consequently, our CEO and CFO concluded that we did not maintain effective controls over the accounting for a nonmonetary change of interest ownership gain or loss. This control deficiency also resulted in the restatement of our condensed consolidated financial statements originally reported in our Quarterly report on Form 10-Q for the period ended June 30, 2011. Accordingly, our CEO and CFO have determined that this control deficiency constitutes a material weakness as of September 30, 2011.

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

We may not have sufficient liquidity to support our operations.
We currently operate at a loss since inception with a substantial negative cash flow from operations. The current services agreements which generate the majority of the Company’s revenues will expire in December 2011 and we do not expect to renew the term of the agreements or enter into new agreements with our existing customers.

Based upon our present cash resources and cash flow projections, we believe that our current liquidity level will provide sufficient funds to enable us to operate our businesses on a going concern basis through the first quarter of 2012. However, in order to ensure our financial viability beyond the first quarter of 2012, we believe that we must raise additional capital and successfully implement a strategic business plan focused on expanding our web platform services business segment while continuing to reduce our costs and operating losses currently incurred by our digital online publishing business segment.  To address our liquidity needs, we are considering options that may include the sale or other strategic alternatives for certain businesses or components of businesses, including the sale of certain technologies or other long-term assets, and further reduction of operating costs through restructuring of our business. The amount of capital required to be raised by the Company will be dependent upon our performance in executing our current and future business plans, as measured principally by the time period needed to begin generating positive consolidated cash flows. We currently have access to a line of credit that can be used to meet our short-term liquidity needs. The line of credit expires in March 2012 and is subject to renewal by the lender, at its sole discretion, for one additional year. There can be no assurance that we will be able to raise additional capital, renew our line of credit or obtain short-term financing from other sources in the future. In addition, any financing that could be obtained would dilute existing shareholders. The aforementioned uncertainties regarding the liquidity indicate that there is a substantial doubt that the Company will be able to continue as a going concern.

We are seeking to raise capital through private placement transactions to sell newly issued securities of the Company. If our efforts are successful, proceeds will be used to fund our operations and to fund development of new business opportunities. There is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. While we believe that our cash resources on hand together with our line of credit are sufficient to fund our existing businesses for a period of at least six months from the end of the third quarter of 2011, our cash resources are not sufficient to fund these businesses for an extended period beyond that unless we are successful at raising capital, revenues increase significantly, or costs decrease significantly. There can be no assurance that we will be successful at raising capital, generating more revenues or implementing restructuring plans and cost saving measures sufficient to support our business.  If we are unable to raise additional capital, we may decide to reallocate our resources or suspend our activities in one or more of our markets in order to focus our limited resources in other opportunities.

We may not be able to raise additional funds when needed for our business or to exploit opportunities.

We need to raise additional capital in the near term to support our operations, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities.  If required, we may attempt to raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements such as the revolving credit agreement entered into in March 2011 and further described in the Liquidity and Capital Resources section of this Form 10-Q.  If we are unable to maintain compliance with the debt covenants, funds may not be available under our revolving credit agreement.  In addition to this revolving credit agreement, there can be no assurance that such financing will be available on acceptable terms, if at all. Any such financing may be dilutive to our stockholders.

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

•	successfully commercialize and monetize our assets;
•	finance our operations;
•	successfully attract advertisers for our websites and clients for our web platform services;
•
continue to raise additional working capital, the lack of which would likely have a significant negative impact on our long term business plan and our ability to take advantage of our strategic alliances and to successfully execute our expansion plan;

•	manage our expense structure as a U.S. public company including, without limitation, compliance with the Sarbanes Oxley and Dodd-Frank Acts;
•	manage the anticipated rise in operating expenses;
•	manage and implement successfully new business strategies;
•	adapt and successfully execute our evolving and unpredictable business model, with which we will have only limited experience;
•	establish and take advantage of contacts and strategic relationships;
•	adapt to our potential diversification into other industries and geographic regions;
•	manage and adapt to rapidly changing and expanding operations;
•	implement and improve operational, financial and management systems and processes;
•	respond effectively to competitive developments;
•	attract, retain and motivate qualified personnel; and
•	manage each of the other risks set forth in this report.

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

Our web platform services line of business may not prove to be profitable.

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

We intend to develop, launch and operate a personal finance content vertical website leveraging best of breed technology to build and develop platform.  We have limited experience in personal finance, limited cash resources, and limited sales, marketing, and other resources related to the operations and revenue generation for a United States-based website.  Additionally, we expect steep competition from established sources for financial information on the Internet.

Our services agreement with Sharecare, which provided the vast majority of our 2011 revenue to date, will expire at the end of the year.

We currently provide web development, design and management services to Sharecare under a services agreement which provided approximately 74% of our revenues during the nine months ended September 30, 2011.  This agreement will expire in December 2011, and we do not expect the Company and Sharecare to extend the term or enter into a new services agreement.  As Sharecare has developed its operations and grown, it has made the strategic decision to transition these web development, design and management services in-house.  This expiration will cause us to lose a significant source of revenue, which would hurt our financial results and condition if the revenue is not replaced by other sources.

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

We have intangible assets and other long-lived assets, therefore future financial performance lower than anticipated or changes in estimates and assumptions, which in many cases require significant judgment, could result in impairment charges.  We test intangible assets that are determined to have an indefinite life for impairment on a reporting unit basis during the fourth quarter of each fiscal year, and assess whether factors or indicators, such as unfavorable variances from established business plans, significant changes in forecasted results or volatility inherent to external markets and industries, become apparent that would require an interim test.  Adverse changes in the operating environment and related key assumptions used to determine the fair value of our indefinite lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. In December 2010, we recorded an impairment charge of $0.5 million, primarily because of changes in our assumptions as to the time and cost required to obtain licenses to operate in China similar to the ones we currently hold. In addition, in September 2011, we recorded an impairment charge of $0.38 million resulting from our analysis of a triggering event tied to the strategic reductions in the number of personnel supporting our China business operations to better align expenses to the revenues being generated at this time. If any of the assumptions used in the analysis change in the future, an impairment charge for a portion or all of the assets may be required. An additional impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

The growth we seek is difficult to achieve and would limit our resources and may inhibit our ability to grow.

 We currently operate at a loss. However, to the extent we are capable of growing our business in the future; we expect that such growth will place a significant strain on our limited managerial, operational and financial resources.  We must manage our growth, if any, through appropriate systems and controls in each of these areas.  We must also establish, train and manage a larger work force.  If we do not manage the growth of our business effectively, our business, results of operations and financial condition could be materially and adversely affected.

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

As of September 30, 2011, there were approximately 5,424,455 shares of our common stock outstanding, and options and warrants to purchase another approximately 1,035,179 shares outstanding.  At September 30, 2011, we also had reserved an additional 7,818 shares for future issuance under our equity compensation plans.  Resales of outstanding shares or issuance of new shares could depress the market price for our common stock.

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

Additionally, the terms of the Discovery Merger provided that payment to HowStuffWorks shareholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead are  payable to HowStuffWorks’ former shareholders in three semi-annual installments.  The installments were planned to begin in October 2008; however, the shareholder representative had not authorized payment as of September 30, 2011.  Such payments will be in the form of cash or shares of HSWI stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock Discovery owns in the future may fall due to a combination of reasons.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares HowStuffWorks owns in the future.  If Discovery and HowStuffWorks’ former shareholders’ representative elect to distribute shares of our common stock to former HowStuffWorks shareholders, a significant number of shares may be sold by such shareholders relative to the daily market trading volumes for our common stock.  These factors could also affect our common stock, and depress the market price for our common stock or limit the market for resale of our common stock. The market price of our common stock has been volatile, particularly in the recent stock market turmoil, and is also based on other factors outside of our control.

We might not be able to remain listed on The NASDAQ Stock Market.

In September 2009, we received a notice from The NASDAQ Stock Market indicating that we no longer complied with the continued listing requirement that our shares of common stock maintain a minimum closing bid price of $1.00.  In response, we conducted a reverse stock split and regained compliance with continued listing standards.  In March 2010, the Company received a notice from The NASDAQ Stock Market indicating that we were not in compliance with the continued listing requirement that the publicly held shares of the Company, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more from the total shares outstanding, maintain a minimum market value of $5,000,000.  In July 2010, the Company received a notice from The NASDAQ Stock Market indicating that it had regained compliance with this rule.  In April  2011, HSWI received notification from

The NASDAQ Stock Market indicating that the Company no longer complied with the requirements for continued listing on the NASDAQ Global Market because the Company's stockholders' equity has fallen below $10 million as reported on our Annual Report on Form 10-K for the year ended December 31, 2010.  HSWI’s stockholders’ equity as of December 31, 2010 was $8,775,882.  The Company was allowed until May 19, 2011, to submit a plan to NASDAQ to regain compliance. Rather than submit a plan, we elected to move our listing to the NASDAQ Capital Market. We are currently in compliance with the standards of the NASDAQ Capital Market. However, there can be no assurance that we will be able to continue to satisfy the requirements to maintain a continued listing on The NASDAQ Capital Market. In addition, we are considering a voluntary delisting as a potential cost-cutting measure.

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

As disclosed in item 4, our CEO and CFO concluded that we did not maintain effective controls over the accounting for a nonmonetary change of interest ownership gain. This control deficiency resulted in the restatement of our condensed consolidated financial statements originally reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2011. Accordingly, our CEO and CFO have determined that this control deficiency constitutes a material weakness as of September 30, 2011.

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

Although the Company has not been a substantial tax payer to date, we and our subsidiaries are subject to taxes in the United States and various foreign jurisdictions.  We believe that our tax returns appropriately reflected our tax liability when those tax returns were filed.  However, applicable tax authorities may challenge our tax positions.  Any successful challenge to one or more of our prior tax positions could result in a material tax liability to us or to one or more of our subsidiaries, including INTAC, for one or more prior years.

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

While we believe we have adequate backup systems in place, we could still experience system failures and electrical outages from time to time in the future, which could disrupt our operations.  All of our servers and routers are currently hosted in a single location which poses site redundancy risk.  Although our site is a Tier 4 data center, which is composed of multiple active power and cooling distribution paths, has redundant components, and is fault tolerant, we do not have a documented disaster recovery plan in the event of damage from fire, flood, typhoon, earthquake, power loss, telecommunications failure, break-in or similar events.  If any of the foregoing occurs, we may experience a temporary system shutdown.  If there is significant disruption or damage to the data center hosting our web servers, our ability to provide access to our websites would be interrupted.  We do not carry any business interruption insurance.  Although we carry property insurance, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

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

In 2007, the Standing Committee of the National People’s Congress of China enacted the Labor Contract Law, which became effective in January 2008.  The Labor Contract Law’s goal is to improve job security and to protect the rights and interests of employees.  In order to fully comply with the legal requirements under the Labor Contract Law, we may incur administrative and staffing cost, which could adversely affect our results of operations.

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

A portion of our business, assets and operations are located in China and a portion of our future revenues are expected to be derived from our operations in China.  Accordingly, our business could be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

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

HowStuffWorks, a subsidiary of Discovery, beneficially owns a significant percentage of our outstanding common stock and is party to a stockholders agreement.  The stockholders agreement entitles HowStuffWorks to designate nominees to our Board of Directors.  As a result, Discovery has the ability to influence our management and affairs and determine the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to the charter, approval of equity-based employee compensation plans and any merger, consolidation or sale of all or substantially all of our assets.  The interests of Discovery and its affiliates may materially conflict with the interests of other shareholders.  For as long as they exert a significant influence over our business affairs, they will have the ability to cause us to take actions that may be adverse to the interests of other shareholders or inconsistent with other shareholders’ investment objectives.

The concentration of our stock ownership, as well as our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, stockholders agreement and Delaware law contain provisions that may make our acquisition more difficult without the approval of our board of directors, which could discourage, delay or prevent a transaction involving our change of control.

As of September 30, 2011, Discovery owned over 40% of our outstanding shares of common stock through its HowStuffWorks subsidiary.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of Discovery.

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

The process of integrating acquired businesses, if any,  into our existing operations may result in unforeseen difficulties and liabilities and may require a disproportionate amount of resources and management attention.  Difficulties that we encounter in integrating the operations of acquired businesses could have a material adverse effect on our results of operations and financial position.  Moreover, we may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts.  We may enter into joint ventures, strategic alliances or similar arrangements with third parties.  These transactions could result in changes in the nature and scope of our operations and changes in our financial condition.  Financing for these transactions may come from cash on hand, proceeds from the issuance of additional common or preferred stock or proceeds from debt financing.

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

We account for our investment in Sharecare under the equity method of accounting and we record our proportionate share of Sharecare’s net income or loss. Sharecare may need to raise additional capital, and our equity position in Sharecare may be diluted if Sharecare issues additional equity, options, or warrants.  If Sharecare makes a capital call of its existing equity holders, our position may be diluted if we choose not to contribute additional capital. We continually evaluate the facts and circumstances related to our investment in Sharecare to assess the need for change in accounting method.  We had an option to acquire 13,089 shares in Sharecare which was to expire on July 30, 2011.  HSWI decided not to exercise this option.
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

*
This exhibit is furnished to the SEC as accompanying document and is not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these Sections nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSW INTERNATIONAL, INC.

Date: November 21, 2011	By:	/s/ Shawn G. Meredith
Shawn G. Meredith
Chief Financial Officer