Form 10-Q/A
period 2011-12-08
HSW International, Inc.
filed 2011-12-08
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

Explanatory Note

On November 21, 2011, HSW International, Inc. (the “Company”, “HSWI”) filed with the United States Securities and Exchange Commission (“SEC”) Amendment No. 2 to Form 10-Q (“Amendment No. 2”) to amend and restate its Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2011 filed with the SEC on August 15, 2011 (the “Original Report”) and amended by Amendment No. 1 on August 25, 2011 to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  The purpose of Amendment No. 2 was to amend and restate the Company’s condensed consolidated financial statements, financial data and related disclosures to record an adjustment to the investment in unconsolidated affiliate balance related to a noncash gain resulting from a change of interest in HSWI’s investee. This correction required the Company to restate the unaudited interim financial statements as of and for the three months and six months ended June 30, 2011.  This Amendment No. 3 amends the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, as amended and restated by Amendment No. 2, solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

The disclosures in this Form 10-Q/A continue to reflect the Company’s financial condition as of the date of the Original Report, have not been updated to reflect subsequent events identified after the filing of the Original Report and do not modify or update the disclosures in the Original Report except to the extent Amendment No. 2 amended and restated the Original Report.

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

_________________________

*	Previously included as an exhibit to HSW International Inc.’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2011 filed on November 21, 2011.

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

HSW INTERNATIONAL, INC.

Date: December 8, 2011	By:	/s/ Shawn G. Meredith
Shawn G. Meredith
Chief Financial Officer