Form 10-Q/A
period 2011-12-08
HSW International, Inc.
filed 2011-12-08
CIK 1368365

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to HSW International, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

_________________________

*	Previously included as an exhibit to HSW International Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, as amended.

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