Form 10-K
period 2011-12-31
Remark Media, Inc.
filed 2012-03-23
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-33720
________________________________________

REMARK MEDIA, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-1135689
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Six Concourse Parkway, Suite 1500 Atlanta, Georgia 30328
(Address of principal executive offices, including zip code)

(770) 821-6670
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No ☒

At March 22, 2012, 6,367,072 shares of the Registrant’s common stock, $0.001 par value per share, were outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $12,736,770 as of June 30, 2011, based on the closing price of the Common Stock on that date on the NASDAQ Capital Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

Documents incorporated by reference:

None

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and our assumptions regarding the regulatory environment and international markets, include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may” and similar expressions are forward-looking statements.  Although these statements are based upon reasonable assumptions, they are subject to risks and uncertainties that are described more fully in this report in the section titled “Part I, Item 1A. Risk Factors”.  These forward-looking statements represent our estimates and assumptions only as of the date of this filing and are not intended to give any assurance as to future results.  As a result, undue reliance should not be placed on any forward-looking statements.  We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws.

ITEM 1.  BUSINESS

OVERVIEW

Our Mission

Our mission is to provide digital experiences that deliver content and foster connections so engaging and dynamic as to inform, entertain and inspire the world.

Our fundamentals for immersive digital experiences include: compelling content that fuels engagement, clean and intelligent organization and dynamic presentation that promotes content discovery, and intuitive discussion capabilities that generate content sharing and meaningful conversation.

Who We Are

Remark Media, Inc., formerly HSW International, Inc., (“Remark Media”, “we”, or the "Company") is a global digital media company focused on developing, owning and operating next-generation web publishing platforms that combine traditional web publishing and social media, with the goal of revolutionizing the way people search and exchange information over the Internet. The Company also offers a suite of content and platform services that provide its clients with opportunities to build consumer awareness, promote content engagement and foster brand-customer interactions.

The Company’s current leading brands, BoWenWang (bowenwang.com.cn) and ComoTudoFunciona (hsw.com.br), provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information. Remark Media is the exclusive digital publisher in China and Brazil for translated content from HowStuffWorks.com, a subsidiary of Discovery Communications. The Company’s website services business creates innovative content and platform solutions for media and entertainment companies as well as Fortune 500 brands and boutique businesses. The solutions the Company offers center on helping clients generate incremental value by maximizing content utilization, enhancing online engagement and customer experience and by driving online and offline actions. Remark Media is also a founding partner and developer of the U.S.-based product Sharecare, a highly searchable social Q&A healthcare platform organizing and answering health and medical questions. The Company generates revenue primarily through service and licensing fees as well as online advertising sales on its owned and operated websites.

The Company was incorporated in Delaware in March 2006 and is headquartered in Atlanta with additional operations in New York, Beijing and Sao Paulo.

Corporate Name Change

On December 30, 2011, the Company’s stockholders approved a company name change to Remark Media, Inc.  The name Remark Media reflects the Company’s continued dedication to rich, high-quality content, its commitment to deep social media engagement, and its core belief that uniting remarkable content and remarkable people leads to value-added exchanges of information and enriched connections with others.

The Company amended and restated its Certificate of Incorporation with the Delaware Secretary of State on December 30, 2011 to reflect its name change.  Effective January 3, 2012, the ticker symbol for the Company’s common stock traded on the NASDAQ Capital Market changed from “HSWI” to “MARK”, and the Cusip for the Company’s common stock changed  from “40431N104” to “75954W107”.

History

Remark Media was incorporated in Delaware in March 2006 as a wholly owned subsidiary of HowStuffWorks, Inc. in order to develop businesses using exclusive digital publishing rights to HowStuffWorks’ content in China and Brazil, and effect the merger with INTAC International, Inc. (the “INTAC Merger”). The Company completed the INTAC Merger in 2007 which assisted in the development of its digital content database exclusively licensed from HowStuffWorks by (i) accelerating its obtaining Internet licenses in China for launching its Internet platform, (ii) obtaining INTAC’s knowledge of the Chinese markets, relationships, and core competencies to accelerate the growth of its Internet platforms in China, and (iii) providing additional cash flow from INTAC’s established businesses.  In 2007 and 2008, the Company launched Brazilian and Chinese editions, respectively, of HowStuffWorks.com, utilizing strategies based on those employed by HowStuffWorks, Inc., as tailored to the needs of each localized market.  Remark Media still owns and operates these businesses.

In 2008, Remark Media decided to further leverage its web publishing infrastructure by expanding its operations into the U.S. market through the acquisition of DailyStrength, Inc. (“DailyStrength”). DailyStrength’s website offered content authored by medical professionals and the ability for users and members to launch health-related discussion groups using leading community tools to interact with others.

In 2009, the Company co-founded Sharecare, a U.S.-based venture between: Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ former Chief of Global Digital Strategy; Sony Pictures Television; and Remark Media.  Sharecare was created to build a web-based platform that simplifies the search for health and wellness information by organizing a vast array of health-related questions and providing multiple answers from experts, organizations, publishers, and caregivers representing various points of view. As a part of the transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a license to use Sharecare’s web platform for its own businesses.  As of December 31, 2011, Remark Media owns approximately 15.8% of Sharecare and has representation on its Board of Directors.  Accordingly, the Company considers Sharecare a related party.  Further information about Sharecare is available at http://sharecare.com. The Company does not incorporate any information on the Sharecare.com site into this Form 10-K. As Sharecare’s technology development partner, the Company began development of the platform for Sharecare in July 2009, and Sharecare.com was launched in October 2010. The Company continued to provide services to Sharecare through December 31, 2011, at which time its agreement with Sharecare expired. The Company does not expect to provide any further significant development services to Sharecare. Remark Media maintains the licensed rights to use the web publishing and social media platform it built for Sharecare for its own businesses outside of the healthcare industry.

In 2010, Remark Media launched Curiosity Online for Discovery Communications (http://curiosity.com ), and provided website development services for the site through November 2011. The Company’s service agreement with Discovery ended in December 2011.

Recent Developments

Funding.  On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock. The Company also paid a placement agent fee of 7% of the proceeds of the offering or approximately $0.3 million, and issued a three-year warrant to the Placement Agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share.

Banks.com Merger.   On February 26, 2012, the Company entered into an agreement and plan of merger with Banks.com, Inc. (BNNX.PK), pursuant to which Banks.com will become a wholly-owned subsidiary of Remark Media (the “Banks.com Merger”). Banks.com is a leading financial services portal operating a unique breadth and depth of financial products and services. Upon the closing of the merger, which is subject to standard conditions to closing including the approval of the Banks.com shareholders, Remark Media will issue up to 702,784 shares of Common Stock representing approximately 11%  of our shares issued and outstanding as of March 22, 2012  to the shareholders of Banks.com, plus $300,000 in cash, as consideration for the merger.

 DESCRIPTION OF BUSINESSES

Remark Media has two operating segments: Brands (formerly “Digital online publishing”) and Content and Platform Services (formerly “Web platform services”).

Brands

Our Brands segment consists of those digital media properties that we own and operate.  It presently includes our translated and localized editions of HowStuffWorks.com in China and Brazil, and our soon-to-launch personal finance destination, DimeSpring.  We intend to expand our Brands segment in the coming year by continuing to develop and launch U.S.-based content and social media websites in a variety of content verticals.  Additionally, the digital media businesses we acquire through the expected Banks.com Merger will become a part of our Brands segment.

HowStuffWorks, China and Brazil.   ComoTudoFunciona (http://hsw.com.br) is Brazil’s online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks.  ComoTudoFunciona was established in March 2007. Its content is either originally created or translated and localized from HowStuffWorks.  BoWenWang (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc. BoWenWang is the exclusive digital publisher in China of translated HowStuffWorks content and has an exclusive content partnership with World Book, Inc.

During 2011, we implemented certain cost-savings measures in our Brazil and China operations in connection with a strategic shift towards operations in the United States. We believe that the value of our international assets will be recognized over a longer term horizon, as online advertising markets develop for Brazil and China and the websites’ traffic fundamentals improve. In the near term, we believe our resources can be better applied to developing and establishing new brands and expending our services business in the United States; and as such, we are managing our costs in Brazil and China while evaluating those opportunities. In connection with these cost cutting measures, we performed an impairment assessment of the license to operate in China which is an indefinite-lived intangible asset. As a result of the assessment, we recorded an impairment loss of $0.38 million in our statement of operations for the third quarter ended September 30, 2011.

DimeSpring.   As of December 31, 2011, we were in the development phase of a new English-language, personal finance website that will utilize rich content and  advice from a wide array of professionals to build a community of people interested in managing life’s financial hurdles and opportunities. DimeSpring is part of a larger product strategy to leverage our experience and expertise to create leading destination websites that offer a dynamic online experience around a given topic with access to relevant content and subject matter experts. Assets obtained through the expected Banks.com Merger will complement DimeSpring and serve to build a network of personal finance sites that aim to fulfill consumers’ needs. DimeSpring is expected to launch by the end of March 2012 at www.dimespring.com.

Content and Platform Services

Our Content and Platform Services business provides third-party clients with content, design, and development services for their websites as well as advisory services and custom technology solutions. We also license our proprietary web publishing and social media platforms. Our digital architects, developers and designers aim to construct a seamless connection between content and technology to create solutions that build consumer awareness, promote content engagement and foster multi-dimensional interactions.  Our prospective client base includes leading media and entertainment companies as well as Fortune 500 brands and boutique businesses. Recent engagements include the development and launch of Ask Dr. Oz (http://www.doctoroz.com/ask) for Sharecare and the development and launch of Curiosity Online for Discovery Communications (http://www.curiosity.com).

As part of our transition to focusing on our U.S.-based Brands business, our legacy content and platform service agreements with Sharecare and Discovery Communications expired in December 2011. The Content and Platform Services business will have no revenues unless we enter into new services agreements with new customers. Accordingly, we intend to expand our Content & Platform Services business to additional clients in 2012, and we are continuing to evolve our technology platforms with the objective of incorporating the latest in social media and content trends.

Sales & Marketing

The primary business model for our Brands business is the sale of advertising, sponsorships and related products and services.  By focusing on providing high-quality digital properties to end users in the United States, Brazil and China we aim to establish a user base attractive to advertisers.  We primarily sell advertising based on the quantity of views delivered to advertisers or the success of various advertising-related metrics. We have sales operations in the United States to service our advertisers and intend to conduct sales for our owned and operated websites through a direct sales force and strategic partnerships. The primary business model for our Content and Platform Services business is service fees and platform licensing fees.

Much of our marketing efforts for both segments are in fostering word-of-mouth momentum by providing high-quality brands and services, in addition to using public relations efforts and search engine optimization practices.  We also intend to enter into partnerships with local businesses to provide awareness of and traffic to our brands and services.  We plan to begin paid marketing activities for our businesses during 2012.

Competition

Online publishing is a rapidly evolving market and we encounter significant competition in each market in which we own and operate websites.  Competitors for our Brands business include:

•	United States: traditional Internet companies like Yahoo! and AOL, and web portals that focus on specific category verticals such as Demand Media, WebMD and About.com;

•	China: national Internet portals such as Baidu, Shanda Interactive Entertainment, Sina, sohu.com and tom.com; and

•	Brazil: national websites such as Terra.

These competitors operate websites that compete with us for both end users and advertising revenue.

Our Content & Platform Services segment provides a broad range of digital services for third parties, including content, design and development of websites as well as licensing of our proprietary content and social media technology platforms.  We are subject to significant competition from other website service providers.  Website service providers vary in their offerings and the market is highly competitive due to low barriers to entry and a large number of competitors. With respect to our social media technology platforms, we compete with companies such as Disqus and Jive Software.

Intellectual Property

We license many technologies used in our businesses as well as hold licenses to content owned by HowStuffWorks.  We rely upon trademark, copyright and trade secret laws in various jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brands.  We do not own any patent or copyright registrations.  We hold various trademarks for our brands, and we have additional applications pending.

Employees

As of December 31, 2011, we had 31 employees.

Our Relationship with Discovery Communications, Inc.

On December 17, 2007, following HowStuffWorks’ contribution of digital publishing rights to the Company, HowStuffWorks merged with Discovery Communications, Inc. (the “Discovery Merger”), and became a wholly owned subsidiary of Discovery.  The merger agreement between Discovery and HowStuffWorks provided that payment to the former HowStuffWorks shareholders for a significant portion of its ownership of our common stock would not be paid at the October 2007 closing of the transaction, but instead would be available to be paid in three semi-annual installments.  The installments were planned to begin in October 2008; however, no payment has occurred as of December 31, 2011.  Such payments will be in the form of cash or shares of Remark Media stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock Discovery indirectly owns in the future may fall due to the potential distributions pursuant to the terms of the Discovery Merger.  At December 31, 2011, Discovery, through HowStuffWorks, owned approximately 42% of the Company’s outstanding common stock.

Available Information

Remark Media’s website address is www.remarkmedia.com.  Information on our website is not incorporated by reference into this Form 10-K and should not be considered a part of this report.  We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports in addition to other SEC reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

RISKS RELATING TO OUR SERVICES & BRANDS

We continue to evolve our business strategy and develop new brands and services, and prospects are difficult to evaluate.

We are in varying development stages of our business, so our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Additionally, we have limited operating history of our owned websites in the United States market. Some of the risks and difficulties we expect to encounter include our ability to:

•	manage and implement new business strategies;
•	successfully commercialize and monetize our assets;
•	successfully attract advertisers for our owned and operated websites, and clients for our content and platform services;
•	continue to raise additional working capital;
•	manage our expense structure as a U.S. public company including, without limitation, compliance with the Sarbanes Oxley and Dodd Frank Acts;
•	manage the anticipated rise in operating expenses;
•	establish and take advantage of contacts and strategic relationships;
•	adapt to our potential diversification into other content verticals and service offerings;
•	manage and adapt to rapidly changing and expanding operations;
•	implement and improve operational, financial and management systems and processes;
•	respond effectively to competitive developments;
•	attract, retain and motivate qualified personnel; and
•	manage each of the other risks set forth in this report.

Because of our lack of operating history in the United States and the early stage of development of our business, we cannot be certain that our business strategy will be successful or that it will successfully address these risks.  Any failure by us to successfully implement our new business plans could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not effectively manage our growth, our operating performance will suffer and our financial condition could be adversely affected.

Substantial future growth will be required in order for us to realize our business objectives.   To the extent we are capable of achieving this growth, it will place significant demands on our managerial, operational and financial resources.  Additionally, this growth will require us to make significant expenditures, establish, train and manage a larger work force, and allocate valuable management resources. We must manage any such growth through appropriate systems and controls in each of these areas.  If we do not manage the growth of our business effectively, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The expansion of our Brands segments into new category verticals subjects us to additional business, legal, financial and competitive risks.

A key component of our business strategy is to grow our network of owned and operated websites to cover a variety of category verticals to address consumer interests and needs. In doing so we will encounter a number of risks, including increased capital requirements, growth in our workforce, new competitors and development of new strategic relationships. We cannot ensure that our strategy will result in increased revenue or operating profit. Furthermore, growth into new areas may require changes to our cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, any of which may require expertise in areas in which we have little or no experience. If we cannot generate revenue as a result of our expansion into new areas that are greater than the cost of such expansion, our operating results could be negatively impacted.

We have and will continue to generate revenue from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

As we expand our Brands business, we will become increasingly reliant on online advertising. To date, we have had limited experience in selling online advertising.  Our advertisers can generally terminate their contracts with us at any time.  Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads or if we do not deliver their advertisements in an appropriate and effective manner.  If we are unable to be competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively impact our revenues and business.  Economic conditions, especially those associated with an emerging market or an industry where our Brands business has a focus such as banking and finance, could have a direct impact on advertising spend which would impact our revenue.  We cannot predict the timing, strength or duration of economic issues or a subsequent economic recovery generally or in the online advertising market.   In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

If we are unable to attract and retain visitors to our web business in a cost-effective manner, our business, financial condition and results of operations will be adversely affected.

Our primary strategy for attracting and retaining users to our websites is to provide content and community-focused digital experiences. The success of these efforts depends, in part, upon our ability to create and distribute high-quality content as well as innovate and evolve our content and social media technology platforms at scale in a cost-effective manner. Failure to do so could adversely affect user experiences and reduce traffic to our owned and operated websites, which would adversely affect our business, financial condition, results of operations and cash flows. Additionally, our strategy could be flawed and might not result in the ability to attract and retain users in a cost-effective manner. A second strategy we utilize to attract traffic is the search engine optimization, (“SEO”), of our websites and the content published on them.  SEO involves architecting websites with the objective of ranking well in unpaid search engine results. Our ability to successfully manage SEO efforts across our owned and operated websites is dependent on our timely and effective modification of SEO practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends and our ability to offer websites and content responsive to ever-changing consumer interests and trends. Our failure to successfully manage our SEO strategy could result in a substantial decrease in traffic to our owned and operated websites, or an inability to attract traffic to new websites that we launch which would adversely affect our business, financial condition, results of operations and cash flows.

Even if we succeed in attracting traffic to our owned and operated websites, we may not be successful in monetizing the traffic. Additionally, the costs of attracting and retaining users to our websites may exceed our ability to generate revenues from such activities which would have an adverse effect on our business, financial condition, results of operations and cash flows.

Our services agreements with Sharecare and Discovery, which provided the vast majority of our 2011 revenue, expired at the end of 2011.

During 2011, we provided website development, design and management services to Sharecare and Discovery under services agreements which provided approximately 73% and 24%, respectively, of our revenues for 2011.  These agreements expired in December 2011, and we do not expect to extend the terms or enter into new services agreements with either customer.  As Sharecare has developed its operations and grown, it has made the strategic decision to transition these website development, design and management services in-house. In addition, the website services provided to Discovery were fully transitioned in 2011. The expiration of the two agreements has caused us to lose the majority of our sources of revenue, which will hurt our business, financial condition, results of operations and cash flows if the lost revenues are not replaced with other sources of revenue. Subsequent to December 31, 2011, we will have no service-related revenues generated in our U.S. operations unless we enter into new services agreements with new customers.

As a creator and a distributor of digital content, we face potential liability for legal claims based on the nature and content of the materials that we create or distribute, or that are accessible via our owned and operated websites.

As a creator and distributor of original content and third-party provided content, we face potential liability for legal claims, including defamation, negligence, unlawful practice of a licensed profession, copyright or trademark infringement or other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act, the Digital Millennium Copyright Act and the Copyright Act. We may also be exposed to similar liability in connection with content that is posted to our owned and operated websites by users and other third parties through comments, profile pages, discussion forums and other social media features. In addition, it is also possible that visitors to our owned and operated websites could make claims against us for losses incurred in reliance upon information provided on our owned and operated websites. Any of these claims could result in significant costs to investigate and defend, regardless of the merit of the claims. If we are not successful in our defense, we may be forced to pay substantial damages. While we run our content through a rigorous quality control process, there is no guarantee that we will avoid future liability and potential expenses for legal claims, which could affect our business, financial condition, results of operations and cash flows.

Our Content and Platform Services business may not prove to be profitable.

We intend to offer content and platform services to a broad portfolio of customers, but we have newly developed sales and marketing resources and may not be successful in obtaining those customers.  Because Sharecare and Discovery Communications, the customers generating virtually all of our Content and Platform services revenue through the end of 2011, are related parties, the pricing and other terms that were included in the agreements with those customers may not be indicative of the terms we can successfully obtain in arms-length transactions with other customers.  Additionally, we will be subject to competition with companies with greater resources.  Due to these factors, we may be unable to achieve profitability in this new line of business.

We face intense competition, which could have an adverse effect on our business, financial condition and results of operations.

The online publishing and content and platform development services markets are highly competitive.  We encounter significant competition across our business lines and in each market in which we offer our products and services.

In the online publishing market, we expect that our competitors include:

•	United States: traditional Internet companies like Yahoo! and AOL, and web portals that focus on specific category verticals such as Demand Media, WebMD and About.com;

•	China: national Internet portals such as Baidu, Shanda Interactive Entertainment, Sina, sohu.com and tom.com; and

•	Brazil: national websites such as Terra.

In the content and platform services markets we are subject to competition from other website service providers.  Website service providers vary in their offerings and the market is highly competitive due to low barriers to entry and a large number of competitors. With respect to our social media technology platforms, we compete with companies such as Disqus and Jive Software.

Many of our competitors have more experience, resources and website visitors than us.  In the online publishing and content and platform services markets, many of our competitors have been providing similar services for an extended period of time, and have developed established brands, reputations, offerings, and client bases.

We may not succeed in marketing and monetizing our assets to potential customers or developing strategic partnerships for the distribution of our products and services.

Our plans to market and monetize our assets in the United States are still relatively new, and we have limited experience in owning and operating websites in the United States.  We may not be successful in establishing a customer base of our owned and operated websites or strategic partnerships for our services.  If we are not successful in developing, releasing and/or marketing these owned and operated websites and services on a profitable basis, our results of operations would be materially and adversely affected.  Moreover, we may not have the resources available to simultaneously continue development of operations in China and Brazil.  Accordingly, there may be a delay in developing such operations or we might decide not to pursue these markets, which could affect our business, financial condition, results of operations and cash flows.

Our sublicensed content is subject to the terms and conditions of agreements between HowStuffWorks and third parties.

Under the terms of our contribution agreements, HowStuffWorks transferred and contributed to us all rights, but only those rights, that belong to and are held by HowStuffWorks pursuant to third party licenses.  Some of those licenses, including those with Publications International, Ltd., contain restrictions on the use of content and termination provisions for breaches of the license agreements.  Accordingly, a breach of any third party license by HowStuffWorks may cause us to lose our license with such third party, which could have a material adverse effect on the implementation of our business plan, value of our content offering, financial condition, results of our operations and cash flows.

RISKS RELATING TO OUR COMPANY

We have a history of operating losses and if we do not reach profitability, we may not be able to fund and operate our businesses.

Although Remark Media was founded in 2006, our business strategy is still evolving, and we have a limited operating history. We are in varying development stages of our businesses, including content and platform services, online publishing and international and domestic digital markets, with a limited operating history upon which investors and others can evaluate our current business and prospects.  We have had operating losses in each year of our operations. If we are not able to reach profitability, we may not be able to fund our operations in the future.

Because of our limited operating history and the ongoing development of our business, we will have limited insight into trends and conditions that may exist or emerge and affect our business, especially with respect to the content and platform services and online publishing market.  Our content and platform service agreements with Sharecare and Discovery Communications, which represented approximately 97% of our revenues for 2011, expired in December 2011. The Content and Platform Services business will have no revenues unless we enter into new services agreements with new customers. We cannot be certain that our business strategy will be successful or that it will successfully address these risks.  Any failure by us to successfully implement our new business plans could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Acquisitions, business combinations and other transactions present integration risk and may have negative consequences for our business and our stockholders.

We plan to continuously monitor certain strategic acquisition opportunities. On February 26, 2012, we entered into an agreement and plan of merger with Banks.com, Inc., pursuant to which Banks.com would become a wholly owned subsidiary of Remark Media. The process of integrating acquired businesses into our existing operations may result in unforeseen difficulties and liabilities and may require a disproportionate amount of resources and management attention.  Difficulties that we encounter in integrating the operations of acquired businesses could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Moreover, we may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts.  We may enter into joint ventures, strategic alliances or similar arrangements with third parties.  These transactions result in changes in the nature and scope of our operations and changes in our financial condition.  Financing for these transactions may come from cash on hand, proceeds from the issuance of additional common stock or proceeds from debt financing.

 The issuance of additional equity or debt securities could:

•	cause substantial dilution of the percentage ownership of our stockholders at the time of the issuance;
•	cause substantial dilution of our earnings per share;
•	subject us to the risks associated with increased leverage and additional interest costs;
•	subject us to restrictive covenants that could limit our flexibility in conducting future business activities; and
•	adversely affect the prevailing market price for our outstanding securities.

Our investment in Sharecare’s equity securities involves a substantial degree of risk.

Sharecare is a recently-formed company with limited history of operations.  Its prospects must be considered in light of the many risks, uncertainties, expenses, delays and difficulties encountered by companies in their early stages of development.  Moreover, Sharecare operates in the highly competitive internet industry and might not achieve profitability or consumer acceptance in the near term, if ever. Our investment in Sharecare’s equity securities is illiquid and might fail to appreciate and might decline in value or become worthless.  It is unlikely our Sharecare equity securities will pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of Sharecare.

Even if Sharecare is successful, our ability to realize the value of our investment might be limited.  Because it is a private company, there is no public market for Sharecare’s securities, and the Sharecare securities are subject to restrictions on resale that might prevent us from selling these securities during periods in which it would be advantageous to do so.  As a result, we might have to wait for a liquidity event, such as a public offering or the sale of Sharecare, to realize the value of our investment, if any.  A liquidity event is not expected in the near term.

We account for our investment in Sharecare under the equity method of accounting and we record our proportionate share of Sharecare’s net income or loss. It is likely that Sharecare will need to raise additional capital, or make additional acquisitions, and our equity position in Sharecare may be diluted if Sharecare issues additional equity, options, or warrants.  If Sharecare makes a capital call of its existing equity holders, our position may be diluted if we choose not to contribute additional capital. We continually evaluate the facts and circumstances related to our investment in Sharecare to assess the need for change in accounting method.  In November 2010, we acquired an option to purchase 13,089 shares in Sharecare. The option expired on July 30, 2011.  Our interest ownership in Sharecare was 15.8% at December 31, 2011.

We may not have sufficient liquidity to support the ongoing development and growth of our businesses.

The Company is in the process of developing and launching new content vertical websites as well as a website services business.  We currently operate at a loss and with a substantial negative cash flow from operations.  While we believe that our cash resources on hand at the time of this filing including the proceeds from our recent financing transactions, are sufficient to fund the launch and early growth of these businesses for a period of at least 12 months, our cash resources are not necessarily sufficient to fund these businesses for an extended period beyond that unless revenues increase significantly or we find additional sources of capital, neither of which can be assured.  Additionally, the development of new content vertical websites may require additional sources of capital for the Company.  Our management and directors continue to evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities.  Accordingly, we  implemented cost saving measures in 2011 related to our Atlanta, Brazil and China operations in order to focus our limited resources in building our new content verticals, and we might decide to implement further cost savings measures or suspend our activities in one or more of our markets.  We may also need to raise additional funds for our business or the development of new initiatives, which may be dilutive to our stockholders.

We may need to raise additional funds in the future to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities.  If required, we may attempt to raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements similar to the revolving credit agreement entered into in March 2011 and which expired on March 3, 2012. In addition, there can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. For further details regarding our liquidity, refer to our “Liquidity and Capital Resources” section of the “Management’s Discussion and Analysis” included in this Form 10-K.

If we do not scale and adapt our business to technological needs of increased traffic and technological changes, it could cause inefficiencies or disruptions on our websites and loss of users, contributors, and advertisers.

As our business grows, our technological and network infrastructure must keep in-line with our traffic and advertiser needs. Future demand is difficult to forecast and we may not be adequately able to handle large increases unless we spend substantial amounts to augment our ability to handle increased traffic. Additionally, the implementation of increased network capacity contains some execution risks and may lead to ineffectiveness or inefficiency. This could lead to a diminished experience for our consumers and advertisers and damage our reputation and relationship with them, leading to lower marketability and negative effects on our operating results. Moreover, the pace of innovative change in network technology is fast and if we do not keep up, we may lag behind competitors. The costs of upgrading and improving technology could be substantial and negatively affect our business, financial condition, results of operations and cash flows.

We are vulnerable to failures of third party network and technology providers who may fail to provide adequate services in the future. This could cause technical problems or failure of our websites or traffic which could inhibit our revenues or damage our reputation and relationships with users, advertisers, and content providers.

We rely on many third party businesses for technological, network, and expert services. Our ability to operate successfully depends on the successful operation of these third party businesses, which carry their own risks. If one of our third party vendors fails to deliver expected services, our websites and business could suffer operating problems or temporary failures. If there is a problem or failure with our websites, it could hurt our ability to advertise and damage our reputation with consumers and advertisers.

We utilize third party services to host our websites. If one of these third parties experiences a failure, it could cause the failure of our websites, which may cause material adverse effects to our business. Additionally, a termination of our hosting agreements or failure to renew on favorable terms could affect our business. Shifting hosting services could require management focus and time and potentially disrupt operations of our websites.

In addition, as operators of content websites reliant on user traffic to sell advertising, our users must have adequate and functioning internet access. Technical problems with internet access providers such as cable, DSL satellite or mobile companies may inhibit user access to our websites and slow traffic. Such events as power outages caused by blackouts, brown outs, storm outages or other power issues could also cause loss of user access to our websites.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable.

User traffic to our owned and operated websites could decline if any well publicized compromise of our security occurs.  “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment.  Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service.  We may be required to expend capital and other resources to protect our owned and operated websites against hackers.  If our security measures are breached as a result of third party action, employee error or otherwise, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We cannot ensure that any measures we may take will be effective.  In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

We are subject to many government laws and regulations which could subject us to claims if we do not comply with such laws and regulations which could affect our reputation, business and financial position.

We are subject to a variety of laws and regulations regarding our business both within the United States, and in foreign territories in which we operate. Laws and regulations of particular importance to our business relate to: privacy, information security, intellectual property and other copyright, freedom of expression, domain registration, content distribution, and advertising. In particular, as a content company we may not be particularly protected from the Digital Millennium Copyright Act for infringing content posted on our website if we are not fully in compliance with the statutory requirements of this act.

Our failure to comply with these regulations may result in claims against us or other liabilities. Such liabilities could be substantial and adversely affect our operations, reputation and financial condition. We may incur substantial legal expenses and management resources may be required to defend against such claims, even if meritless.

We are exposed to unique risks from operations in Emerging Market countries, including Brazil and China which could affect our operations in these countries.

Our international operations expose us to a wide variety of risks including increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, and the risk of failure or material interruption of wireless systems and services.  Changes may occur in foreign trade and investment laws in the territories and countries where we will operate.  United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment.  Any of these factors could adversely affect our revenues and profits.

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

In the past, the Brazilian government has intervened in the Brazilian economy and occasionally made drastic changes in economic policy.  The Brazilian government’s actions to control inflation and affect other policies have included high interest rates, wage and price controls, currency devaluations, capital controls and limits on exports, among other actions.  Our business, financial condition, results of operations, cash flows, prospects and the market price of our securities may be adversely affected by changes in Brazilian government policies, as well as general economic factors, including:

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

Further risks relating to international operations include, but are not restricted to, unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in accounts receivable collections, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting our intellectual property overseas, seasonality of sales and potentially adverse tax consequences.  Any of these factors could adversely affect our revenues and profits. Additional risks include, but are not limited to the following:

•
We may not succeed in marketing and monetizing our international assets to potential customers or developing strategic partnerships for the distribution of our websites and services. Our plans to market and monetize our assets in the Chinese and Brazilian online markets through the Internet are still relatively unproven.

•
The state of the Internet infrastructure in Emerging Markets may limit our growth in these countries. The Internet infrastructures in Emerging Market countries, including China and Brazil, are not well developed and are subject to regulatory control and, in the case of China, ownership by the Chinese government.  The cost of Internet access is high relative to the average income in Emerging Market countries.  Failure to further develop these infrastructures could limit our ability to grow.  Alternatively, as these infrastructures improve and Internet use increases, we may not be able to scale our systems proportionately.  Our reliance on these infrastructures makes us vulnerable to disruptions or failures in service, without sufficient access to alternative networks and services.  Such disruptions or failures could reduce our user satisfaction.

•
We may be sensitive to a slowdown in economic growth or other adverse changes in the China and Brazil economies.  This is particularly true in light of current financial and economic uncertainties.  In response to adverse economic developments, companies have reduced spending on marketing and advertising.  As a result, a slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China or Brazil may materially reduce the demand for our services and materially and adversely affect our business.

•	Our Emerging Market operations subject us to other regulatory risks including unpredictable governmental regulation in China and Brazil.

•
Although Remark Media is incorporated in the State of Delaware, we have operations located in Brazil and the PRC.  As a result, it may be difficult for investors to enforce outside the United States any actions brought against us or our officers and directors in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States.  There is doubt as to the enforceability in Brazil and the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

Additional specific risks related to conducting business in China could affect our business operations in that country.

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

•	structure;
•	level of government involvement;
•	level of development;
•	level of capital reinvestment;
•	growth rate;
•	control of foreign exchange; and
•	methods of allocating resources.

Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management.  Although the Chinese government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms.  We cannot predict what affects the economic reform and macroeconomic measures adopted by the Chinese government may have on our business or results of operations. Specific risks which could affect our business in China include:

•
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

•
PRC laws and regulations related to the PRC Internet sector are unclear and will likely change in the near future.  If we are found to be in violation of current or future PRC laws or regulations, we could be subject to severe penalties.

•
The PRC regulates its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet.  There are substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. If we are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

o	levying fines;
o	confiscating our income;
o	revoking our business licenses;
o	pursuing criminal sanctions against our business and personnel;
o	shutting down our servers and/or blocking our websites;
o	requiring us to restructure our ownership structure or operations; and
o	requiring us to discontinue any portion or all of our Internet business based in China.
•	A 2006 regulation establishes more complex procedures in the PRC for acquisitions conducted by foreign investors, which could make it more difficult for us to pursue growth through acquisitions.

•
The online advertising markets in China and Brazil are still developing and present risk to our revenues to be generated from our online publishing business. We do not expect our online publishing businesses in China and Brazil to derive significant revenue from online advertisements in the near term. The online advertising markets in China and Brazil are still developing, and future growth and expansion of these markets is uncertain. In February and September 2011, we implemented certain cost-saving measures in our Brazil and China operations, respectively, to bring costs in line with expected revenues while searching for strategic media partners in both countries and consideration of other strategic alternatives.  These measures have also had an impact on our trend of revenues in both countries which would impact our financial condition, results or operations and cash flows generated in these countries.

•
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

•	New political and economic policies of the PRC government could affect our business.

•
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

Any of these actions could have an adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to risks arising from some of our revenue being denominated in currencies other than the U.S. dollar. Restrictions on currency exchange may limit our ability to utilize our revenues effectively. Fluctuations in currency exchange rates may cause our foreign revenues to be unpredictable and fluctuate quarterly and annually.

Some of our revenues and operating expenses may be denominated in Chinese Renminbi.  Currently, we may purchase foreign exchange for settlement of “current account transactions” without the approval of the SAFE.  We may also retain foreign exchange in our current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends.  However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

Additionally, some of our revenues and operating expenses may be denominated in Brazilian Reais.  Brazilian law allows the Brazilian government to impose restrictions on the conversion of the Real into foreign currencies and on the remittance to foreign investors of proceeds from their investments in Brazil.  The government may impose such restrictions whenever there is a serious imbalance in Brazil’s balance of payments or there are reasons to foresee a serious imbalance.  The Brazilian government last imposed remittance restrictions for approximately six months in 1989 and early 1990.  The likelihood that the Brazilian government would impose such restrictions again depends on the extent of Brazil’s foreign currency reserves, the availability of foreign currency in the foreign exchange markets on the date a payment is due, the size of Brazil’s debt service burden relative to the economy as a whole, Brazil’s policy toward the International Monetary Fund and other factors.

Since a portion of our revenues may be denominated in Renminbi, existing and future restrictions on the exchange of Renminbi to other currencies may limit our ability to use revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.  Similarly, in the event that a significant amount of our revenues are denominated in Reais, any future restrictions on the exchange of Reais for other currencies or the remittance to foreign investors of proceeds from their investments in Brazil may limit our ability to use revenue generated in Reais to fund our business activities outside Brazil, or expenditures denominated in foreign currencies.

Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations.  In some countries, local currencies are not readily converted into Euros or U.S. dollars (or other “hard currencies”) or are only converted at government controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time.  Very limited hedging transactions are available in China to reduce its exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.  While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all.  Our revenues as expressed in our U.S. dollar financial statements will decline in value if Renminbi or Reais depreciate relative to the U.S. dollar to the extent we have revenues in China or Brazil.  In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. dollars or by Brazilian exchange control regulations that restrict our ability to convert Reais into U.S. dollars.

Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success.  Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation.  We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights.  Despite our precautions, it is possible for third parties to obtain and use our intellectual property without authorization.  Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet related industries are uncertain and still evolving.  In particular, the laws of the PRC and Brazil are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.  Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.  Future litigation could result in substantial costs and diversion of resources.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.

We cannot be certain that our brands and services will not infringe valid patents, copyrights or other intellectual property rights held by third parties.  We may in the future be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.  In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and may incur licensing fees or be forced to develop alternatives.  We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit.  Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

If we are not able to attract and retain key management, we may not successfully integrate the contributed assets into our historical business or achieve our other business objectives.

We will depend upon our senior management for our business success.  The loss of the service of any of the key members of our senior management may significantly delay or prevent the integration of the contributed assets and other business objectives.  Our ability to attract and retain qualified personnel, consultants and advisors will be critical to our success.  We may not be able to attract and retain these individuals, and our failure to do so would adversely affect our business.

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

We have intangible assets and other long-lived assets, therefore future lower than anticipated financial performance or changes in estimates and assumptions, which in many cases require significant judgment, could result in impairment charges.  We test intangible assets that are determined to have an indefinite life for impairment during the fourth quarter of each fiscal year, and assess whether factors or indicators, such as unfavorable variances from established business plans, significant changes in forecasted results or volatility inherent to external markets and industries, become apparent that would require an interim test.  Adverse changes in the operating environment and related key assumptions used to determine the fair value of our indefinite lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. In September 2011, we recorded an impairment charge of $0.38 million resulting from our analysis of a triggering event tied to the strategic reductions in investment in our China operations to better align expenses to the revenues being generated at this time. If any of the assumptions used in the analysis change in the future, an impairment charge for a portion or all of the assets may be required. In addition, in December 2010, we recorded an impairment charge of $0.5 million, primarily because of changes in our assumptions as to the time and cost required to obtain licenses to operate in China similar to the ones we currently hold. An additional impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity. The fair value of the license to operate in China was $0.1 million at December 31, 2011.

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

In our quarterly report on Form 10-Q for the period ended September 30, 2011, we disclosed that the former Chief Executive Officer (“CEO”) and former Chief Financial Officer (“CFO”) concluded that during the third quarter 2011 we did not maintain effective controls over the accounting for a nonmonetary change of interest ownership gain related to equity method investments. This control deficiency resulted in the restatement of our condensed consolidated financial statements originally reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2011. Accordingly, the CEO and CFO at the time of filing determined that this control deficiency constitutes a material weakness as of September 30, 2011.

Our current CEO and management have taken appropriate measures to remediate the material weakness noted above. These enhanced control procedures over unusual investee transactions and related process improvements, have remediated this material weakness. The Company updated its accounting policies to require recognition of a non-cash change in interest gain or loss upon the issuance of equity in exchange for nonmonetary assets for equity-method investments in the period the equity issuance occurs. If the fair value of nonmonetary assets or the equity issued is not determined at the time of the transaction, the Company will record an estimate to reflect the gain or loss resulting from the change in interest ownership. In addition, the Company updated its procedures to require having periodic communications with its equity-method investees for review of the investees’ financial results and inquiring on key events or unusual transactions and ensuring the financial statements are prepared in accordance with GAAP.

We are not required to have our independent auditors attest to the effectiveness of our internal controls over our financial reporting.

The Sarbanes-Oxley Act of 2002 requires public companies to have and maintain effective internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements, and have management review the effectiveness of those controls on an annual basis. We are required to comply with these requirements, but as a “smaller reporting company,” as defined by SEC rules, we are not required to have our independent auditors attest to the effectiveness of our internal controls over our financial reporting.  As a result, we may not have comparable procedures in place as compared to other larger public companies.

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

RISKS RELATING TO OUR COMMON STOCK

There is a risk that an active and robust market for our common stock may not be available.

Our common stock is currently listed on the NASDAQ Capital Market, a robust exchange with substantial liquidity. It is not guaranteed that an active and robust market will exist for our common stock. However, if the NASDAQ Capital Market changes its listing requirements or ceases to operate in its current manner, there is no guarantee that we will be able to list on another exchange. This could severely limit the market liquidity of our stock and could adversely affect its price.

Moreover, the market for our common stock will be subject to general market economic conditions. Internet stocks in particular have exhibited extreme price fluctuations and volume volatility. In the event of adverse economic shifts in the Internet and Media stock sectors or the stock market in general, there is a risk that trading liquidity in our stock may not be available.

The market price of our stock is likely to be volatile and various factors could negatively affect the market price or market for our common stock.

The market for and price of our common stock could be affected by the following factors:

•	general market and economic conditions;
•	our common stock has been thinly traded; and
•	minimal third party research is available regarding our company.

Additionally, the terms of the Discovery Merger provided that payment to HowStuffWorks stockholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead are  payable to HowStuffWorks’ former stockholders in three semi-annual installments.  The installments were planned to begin in October 2008; however, payment had not occurred as of December 31, 2011.  Such payments will be in the form of cash or shares of Remark Media stock now held by HowStuffWorks.  Accordingly, the amount of shares of our common stock Discovery owns in the future may fall due to a combination of reasons.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares HowStuffWorks owns in the future.  If Discovery and HowStuffWorks’ former stockholders’  representative elect to distribute shares of our common stock to former HowStuffWorks stockholders,  a significant number of shares may be sold by such stockholders relative to the daily market trading volumes for our common stock.  These factors could also affect our common stock, and depress the market price for our common stock or limit the market for resale of our common stock.  The market price of our common stock has been volatile, particularly in the recent stock market turmoil, and is also based on other factors outside of our control.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

HowStuffWorks, a subsidiary of Discovery, beneficially owns a significant percentage of our outstanding common stock and is a party of a stockholders’ agreement.  The stockholders’ agreement entitles HowStuffWorks to designate nominees to our Board of Directors.  As a result, Discovery may have the ability to influence our management and affairs and determine the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to the charter, approval of equity-based employee compensation plans and any merger, consolidation or sale of all or substantially all of our assets.  The interests of Discovery and its affiliates may materially conflict with the interests of other stockholders.   For as long as they exert a significant influence over our business affairs, they will have the ability to cause us to take actions that may be adverse to the interests of other stockholders or inconsistent with other stockholders’ investment objectives.

Two of our stockholders also have substantial Sharecare investments, and potential conflicts of interests could harm us.

Jeff Arnold, a member of the Board of Directors until June 2010 and former Chief of Global Digital Strategy for Discovery, the parent company of HowStuffWorks, together with Discovery beneficially own approximately 42% of our common stock at December 31, 2011.  Both Mr. Arnold and Discovery own significant interests in Sharecare.  Mr. Arnold and a representative of Discovery serve on the Board of Directors of Sharecare, and Mr. Arnold is also Chairman and Chief Executive Officer of Sharecare.  As a result, Mr. Arnold and Discovery have the ability to significantly influence and manage the affairs of both Remark Media and Sharecare and determine the outcome of matters submitted for approval to stockholders of each company.  If Remark Media and Sharecare’s interests diverge, there is a risk that Mr. Arnold or Discovery will favor actions by Sharecare that are adverse to Remark Media.

The concentration of our stock ownership, as well as our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, stockholders agreement and Delaware law contain provisions that may make our acquisition more difficult without the approval of our board of directors, which could discourage, delay or prevent a transaction involving our change of control.

As of December 31, 2011, Discovery owned approximately 42% of our outstanding shares of common stock through its HowStuffWorks subsidiary.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of Discovery.

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

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change of control of us.  These provisions could also discourage proxy contests and make it more difficult for individual investors and other stockholders to cause us to take other corporate actions individual investors and other stockholders desire.

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

As of December 31, 2011, there were approximately 5,422,295 shares of our common stock outstanding, and options and warrants to purchase another approximately 989,192 shares outstanding.  At December 31, 2011, we also had reserved an additional 366,325 shares for future issuance under our equity compensation plans.  Resale of outstanding shares or issuance of new shares could depress the market price for our common stock.

If we fail to meet all listing requirements, we might not be able to remain listed on The NASDAQ Stock Market.

In September 2009, we received a notice from The NASDAQ Stock Market indicating that we no longer complied with the continued listing requirement that our shares of common stock maintain a minimum closing bid price of $1.00.  In response, we conducted a reverse stock split and regained compliance with continued listing standards.  In March 2010, the Company received a notice from The NASDAQ Stock Market indicating that we were not in compliance with the continued listing requirement that the publicly held shares of the Company, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more from the total shares outstanding, maintain a minimum market value of $5,000,000.  In July 2010, the Company received a notice from The NASDAQ Stock Market indicating that it had regained compliance with this rule.  In April 2011, Remark Media received notification from the NASDAQ Stock Market indicating that the Company no longer complied with the requirements for continued listing on the NASDAQ Global Market because the Company’s stockholders’ equity has fallen below $10 million as reported on our Annual Report on Form 10-K for the year ended December 31, 2010.  The Company’s stockholders’ equity as of December 31, 2010 was $8,775,882.  The Company was allowed until May 19, 2011, to submit a plan to NASDAQ to regain compliance. Rather than submit a plan, we elected to move our listing to the NASDAQ Capital Market. Our stockholders’ equity as of December 31, 2011 was $2,693,183. We are currently in compliance with the standards of the NASDAQ Capital Market. However, there can be no assurance that we will be able to continue to satisfy the requirements to maintain a continued listing on The NASDAQ Capital Market.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at Six Concourse Parkway, Suite 1500, Atlanta, Georgia, 30328 which consists of approximately 12,000 square feet of leased space.   We do not own any real property.  We believe that our existing facilities are adequate to meet our needs in the near term.

As of December 31, 2011, our total remaining lease obligations were approximately U.S. $1.1 million. The lease obligations are associated with a lease agreement for our headquarters which will terminate in 2016.

 ITEM 3.  LEGAL PROCEEDINGS

We are not subject to any material pending legal proceeding, nor are we aware of any material threatened claims against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the NASDAQ Capital Market under the symbol “MARK” since January 3, 2012, following the change of our corporate name to Remark Media, Inc.  Previously, our common stock traded under the symbol “HSWI” on the NASDAQ Global Market from October 2, 2007, until May 30, 2011, and on the NASDAQ Capital Market from May 31, 2011 until January 3, 2012. The following table sets forth the high and low sales prices of our common stock, as reported on the NASDAQ Capital Market.  See Note 8, “Stockholders’ Equity” of the notes to the financial statements included in this report.

	High	Low
Year ended December 31, 2011
First Quarter	$4.25	$2.52
Second Quarter	6.41	2.68
Third Quarter	5.99	2.41
Fourth Quarter	3.74	2.00

Year ended December 31, 2010
First Quarter	$2.36	$1.36
Second Quarter	2.40	1.54
Third Quarter	7.49	1.77
Fourth Quarter	7.38	3.76

Holders of Record

As of March 22, 2012, the last sale price of our common stock on the NASDAQ Capital Market was $5.80 per share.  As of March 22, 2012, there were approximately 30 stockholders of record.

Dividend Policy

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future.  Any earnings that we may realize will be retained to finance our growth.

Reverse Stock Split

On February 16, 2010, the Company conducted a reverse split of its common stock, par value $0.001, at a ratio of 10-for-1 (the “Reverse Split”), at which time each share of common stock was automatically reclassified as and converted into one-tenth of a share of common stock.    Each stockholder’s percentage ownership in the Company and proportional voting power remained unchanged by the Reverse Split, except for those adjustments resulting from stockholders receiving cash in lieu of fractional shares.  In connection with the Reverse Split, the number of authorized shares of the Company’s capital stock was reduced accordingly by a ratio of 10-for-1. Any references to Remark’s stock within this document prior to the stock split have been adjusted to reflect the effects of the Reverse Split, unless otherwise indicated.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by item 301 of Regulation S-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report.  The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.  Our actual results will likely differ materially from those discussed here.

Business Overview and Recent Developments

Remark Media, Inc., formerly HSW International, Inc., (“Remark Media”, “we”, or the “Company”) is a global digital media company focused on developing, owning and operating next-generation web publishing platforms that combine traditional web publishing and social media, with the goal of revolutionizing the way people search and exchange information over the Internet. The Company also offers a suite of content and platform services that provide its clients with opportunities to build consumer awareness, promote content engagement and foster brand-customer interactions.

The Company’s current leading brands, BoWenWang (bowenwang.com.cn) and ComoTudoFunciona (hsw.com.br), provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information. Remark Media is the exclusive digital publisher in China and Brazil for translated content from HowStuffWorks.com, a subsidiary of Discovery Communications, and in China for certain content from World Book, Inc., publisher of World Book Encyclopedia. The Company’s website services business seeks to create innovative content and platform solutions for leading media and entertainment companies as well as Fortune 500 brands and boutique businesses. The solutions the Company offers center on helping clients generate value with the objective of maximizing content utilization, enhancing online engagement and customer experience and by driving online and offline actions. Remark Media is also a founding partner and developer of the U.S.-based product Sharecare, a highly searchable social Q&A healthcare platform organizing and answering health and medical questions. The Company generates revenue primarily through service and licensing fees as well as online advertising sales on its owned and operated websites.

The Company was incorporated in Delaware in March 2006 and is headquartered in Atlanta with additional operations in New York, Beijing and Sao Paulo.

On December 30, 2011, the Company changed its name to Remark Media, Inc.  The name Remark Media reflects the Company’s continued dedication to rich, high-quality content, its commitment to deep social media engagement, and its core belief that uniting remarkable content and remarkable people leads to value-added exchanges of information and enriched connections with others. The Company amended and restated its Certificate of Incorporation with the Delaware Secretary of State to reflect its name change.  Effective January 3, 2012, the ticker symbol for the Company’s common stock traded on the NASDAQ Capital Market changed from “HSWI” to “MARK”, and the CUSIP for the Company’s common stock changed from “40431N104” to “75954W107”.

On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock.

On February 26, 2012, the Company entered into an agreement and plan of merger with Banks.com, Inc. (BNNX.PK), pursuant to which Banks.com will become a wholly-owned subsidiary of Remark Media (the “Banks.com Merger”). Banks.com is a leading financial services portal operating a unique breadth and depth of financial products and services. Upon the closing of the merger, which is subject to standard conditions to closing including the approval of the Banks.com shareholders, Remark Media will issue up to 702,784 shares of Common Stock representing approximately 11 percent of our shares issued and outstanding as of March 22, 2012 to the shareholders of Banks.com, plus $300,000 in cash, as consideration for the merger.

Operations

2011 was a transformative year for the Company. We made a strategic decision to shift our management, operational, and financial focus to the U.S. market with the development of new owned and operated websites and the expansion of our services business. We also changed our name to Remark Media. We believe the new name reflects more accurately the entirety of what we aim to be, as opposed to one example of who we are. Concurrent with the name change, we appointed a new executive management team and the Board of Directors elected a new Chairman in December 2011. The new executive management team will support our new strategy and drive the Company towards the future. Additionally, we right-sized the organization, domestically and internationally, to align with the new strategy.

 Domestic

Brands.  We are developing DimeSpring.com, a new English-language, personal finance website that intends to utilize rich content and advice from a wide array of professionals to build a community of people interested in managing life’s financial hurdles and opportunities. DimeSpring is part of a larger product strategy to leverage our experience and expertise to create leading destination websites that offer a dynamic online experience around a given topic with access to relevant content and subject matter experts. Assets obtained through the expected Banks.com merger will complement DimeSpring and serve to build a network of personal finance digital media businesses. We are investing in technology, editorial staff, sales and marketing to support this initiative. It is our goal to expand into more vertical categories through both the in-house development of new websites and acquisitions of websites and digital products.

Content and Platform Services.  During 2011 and 2010, we provided website development services to two affiliated entities, Sharecare and Discovery.  73% and 24% of our revenue generated and recognized in 2011 resulted from the services we performed for Sharecare and Discovery, respectively, and, which represented 100% of our revenue for the Content and Platforms Services reporting segment. Our agreements with Sharecare and Discovery expired in December 2011, and no new revenue from these clients is expected in 2012. We will not have revenues related to the Content and Platforms Services segment unless we enter into new revenue agreements to provide content and platform services. Accordingly, we intend to expand our services business to new clients in 2012.  We are investing in sales and marketing to support our growth initiative, and are continuing to evolve our technology platforms to ensure we incorporate the latest in social media and content trends.

Sharecare Investment.  Although Remark Media is no longer providing services for Sharecare, the Company maintains equity ownership in the venture.  As of December 31, 2011, we own approximately 15.8% of Sharecare and have representation on Sharecare’s board of directors.  We account for our investment in Sharecare under the equity method of accounting for investments and we record our proportionate share of Sharecare’s net income or loss in our consolidated statements of operations under income or loss on equity-method investments.

International

During 2011, we implemented certain cost-savings measures in our Brazil and China operations in connection with a strategic shift towards operations in the United States. We believe that the value of our international assets will be recognized over a longer term horizon, as online advertising markets develop for Brazil and China and the websites’ traffic fundamentals improve. In the near term, we believe our resources can be better applied to developing and establishing new brands and expanding our services business in the United States; and as a result, are managing our costs in Brazil and China while evaluating our opportunities.

ComoTudoFunciona (http://hsw.com.br) is Brazil’s online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from Remark Media’s São Paulo operations. As a result of our cost cutting measures, the number of page views and unique visitors for ComoTudoFunciona decreased by 15% and 2%, in 2011 as compared to 2010, respectively.  We recognized approximately $0.1 million and $0.2 million of revenue from Brazil during the twelve months ended December 31, 2011 and 2010, respectively.  Brazil revenues and operating results are included in the Brands reporting segment. We do not expect to see major growth in our Brazil operations in the near term unless we increase investment in the brand.

BoWenWang (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc. As a result of our cost cutting measures, the number of page views and unique visitors for BoWenWang decreased by 38% and 33% in 2011 as compared to 2010, respectively.  Revenue generated from the operations based in China was approximately $0.03 million and $0.01 million during the twelve months ended December 31, 2011 and 2010, respectively. We performed an impairment assessment of the license to operate in China which is an indefinite-lived intangible asset. As a result of the assessment, we recorded an impairment loss of $0.38 million in our statement of operations for the third quarter ended September 30, 2011. China revenues and operating results are included in the Brands reporting segment. We do not expect to see major growth in our China operations in the near term unless we increase investment in the brand.

Results of Operations – Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

The following table sets forth our consolidated results of operations for the years ended December 31, 2011, and 2010.

	(Expressed in U.S. Dollars)
	Year Ended December 31,
	2011	2010

Operating revenue
Brands	$140,702	$190,712
Content and platform services from affiliates	4,851,224	6,464,352
Total revenue	4,991,926	6,655,064

Cost of services	3,187,379	5,405,128

Gross margin	1,804,547	1,249,936

Operating expenses
Selling general and administrative expenses (including stock based compensation expense of $615,367 and $265,990 in 2011 and 2010, respectively)	5,919,996	4,983,981
Impairment loss	381,000	488,560
Depreciation and amortization expense	220,327	295,529
Total operating expenses	6,521,323	5,768,070

Operating loss	(4,716,776)	(4,518,134)

Other income (expense)
Interest expense	(123,480)	-
Other (expense) income	6,769	14,514
Total other (expense) income	(116,711)	14,514

Loss before income taxes and losses of equity-method investments	(4,833,487)	(4,503,620)

Losses of equity-method investment, net of taxes	(2,066,283)	(1,522,697)
Net loss before benefit from income taxes	(6,899,770)	(6,026,317)

Income tax benefit	(95,250)	(121,238)

Net loss	$(6,804,520)	$(5,905,079)

Net loss per share
Net loss per share, basic and diluted	$(1.26)	$(1.10)

Basic and diluted weighted average shares outstanding	5,416,109	5,368,419

Revenues

For the twelve months ended December 2011 and 2010, we generated revenue of $5.0 million and $6.7 million respectively, of which 97% was generated from our Content and Platform services segment for 2011and 2010. The decrease in revenue is primarily attributable to a decrease in the services provided to Sharecare and Discovery during 2011 as compared to 2010. As Sharecare has developed its operations and grown, it has made the strategic decision to transition the web development, design and management services in-house which was completed in the fourth quarter 2011.  In addition, the services agreements with Sharecare and Discovery expired in December 2011 and the content and platform services segment will have no revenues unless we enter into new agreements with new customers.  Sharecare and Discovery are related parties and the related revenues are included in our consolidated statements of operations under Content and Platform Services from affiliates. Our Brands segment is comprised of revenue generated from our owned and operated websites, including international website businesses based in Brazil and China. Revenue generated on the two websites relate primarily to paid-for-impression and pay-per-performance ads.   In Brazil, we generated revenue for the years ended December 31, 2011 and 2010 of approximately $0.1 million and $0.2 million, respectively.  In China, we generated revenue for the years ended December 31, 2011 and 2010, of approximately $0.03 million and $0.01 million, respectively.

Cost of Services

Cost of services includes the costs incurred to support our content and platform services business including labor, content and third party platform support services as well as ongoing third party costs to support our Brands business, including the costs to acquire original content, translate and localize content from English to Portuguese and Chinese. These costs were $3.2 million and $5.4 million for the years ended December 31, 2011 and 2010, respectively. The decrease in cost of services is related to the decrease in revenues in addition to performing platform services projects in 2011 that had higher profitability margins than projects completed in 2010.

Operations – Selling, General and Administrative Expenses

Our total selling, general and administrative expenses (“SG&A”) increased by $0.9 million for the year ended December 31, 2011, as compared to 2010.  The increase is primarily related to an increase in stock compensation expense of $0.3 million compared to the same period of 2010.  In addition, the Company incurred additional costs related to the cost-saving measures implemented in Brazil, China and United States operations. These costs also included severance payments of $0.3 million.

Impairment Loss

During the quarter ended September 30, 2011, we made reductions in the number of personnel supporting our China business operations to better align with our new strategic direction. This event directly impacted the Company’s expectations of revenues and growth rates. In accordance with ASC 350 – “Intangibles – Goodwill and Other”, we performed an assessment for impairment on our indefinite-lived intangible asset, our license to operate in China, which had a carrying value of $0.5 million prior to performing the assessment. We used the cost approach instead of the discounted cash flow method used in the prior year due to a decrease in projected revenues and cost cutting measures enacted during the third quarter 2011. The reductions prompted a change in our assessment of the highest and best use of the asset from an in-use premise to an in-exchange valuation premise.  The cost approach uses the concept of depreciated replacement costs as an indicator of value. As a result of the assessment, we concluded that the asset is impaired and its fair value is $0.1 million at September 30, 2011. Subsequently, we recorded a charge of $0.4 million under the impairment loss line in our statement of operations for the quarter ended September 30, 2011. We believe that the fair value of the China license remained at $0.1 million at December 31, 2011.

Depreciation and Amortization

Depreciation and amortization expense was $0.2 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. The slight decrease is due to certain assets being fully depreciated and amortized during the year 2011.

Interest Expense

Interest expense was $0.1 million during the year ended December 31, 2011 which is related to the amortization of debt issuance costs associated with the credit agreement entered into in March 2011 which expired in March 2012 and we chose not to request a renewal.  We had no interest expense in 2010.

Deferred Income Tax Benefit

During the year 2011, we recorded $0.1 million as a tax benefit due to the impairment charge against the license to operate in China.

Loss in Equity Investment

We account for our investment in Sharecare under the equity method of accounting.  For the years ended December 31, 2011 and 2010, we recognized a loss in the equity investment of approximately $2.1 million and approximately $1.5 million, respectively, net of taxes.  The losses are related to major expenses that Sharecare is incurring as it builds its business strategy.

Liquidity and Capital Resources

On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock.

On March 4, 2011, we entered into a senior revolving credit agreement with Theorem Capital, LLC (the “Lender”) pursuant to which the Lender agreed to extend to the Company a line of credit of up to $1.0 million for a period of one year from March 4, 2011, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. Under the terms of the credit agreement, we could, in our sole discretion, borrow from the Lender up to $1.0 million from time to time during the term of the credit agreement, in minimum loan amounts of $200,000.  Any borrowings under the credit agreement would be senior unsecured indebtedness of Remark Media and could be used for our working capital and general corporate purposes. Borrowings under the credit agreement bear interest at a fixed rate equal to 8% per annum, payable on or before March 3, 2012, unless the line of credit was renewed and the payment date extended, in which case interest would be payable on or before March 3, 2013.  During the term of the credit agreement, any principal amounts repaid by Remark Media could be re-borrowed. As of December 31, 2011, the Company did not have any outstanding balance under the senior revolving credit agreement and no interest was incurred during 2011.  Interest expense showing in our consolidated statements of operations is related to the amortization of debt issuance costs associated with the senior revolving credit agreement. The agreement expired on March 3, 2012 and we chose not to request an additional one-year extension.

Our cash balance was approximately $1.5 million as of December 31, 2011.  We believe that this balance along with the funds received through the above mentioned equity financing transaction will be sufficient to meet our cash requirements for the next twelve months.

We consistently monitor our cash position, and make operational changes as necessary to maintain our business objective of funding ongoing operations and related growth. Accordingly, we implemented cost savings measures in our Brazil operations in February 2011, and in our China operations in September 2011. It is important to note that all our content and platform service agreements expired in December 2011. The Content and Platform Services business will have no revenues unless we enter into new services agreements with new customers. We are actively seeking to expand our Content & Platform Services business to additional clients in 2012, and we are continuing to evolve our technology platforms and brands to ensure we incorporate the latest in social media and content trends.

The table below summarizes the change in our statement of cash flows for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010

Net cash used in operating activities	$(2,952,840)	$(3,663,784)
Net cash used in investing activities	(323,639)	(215,300)
Net cash used in financing activities	(20,000)	0

Net decrease in cash and cash equivalents	$(3,296,479)	$(3,879,084)

 Cash flows used in operating activities

Our net cash used in operating activities during 2011 decreased by $0.7 million compared to the prior year.  The decrease in cash used was related to a decrease in accounts receivable at the end 2011 as compared to 2010 due to higher collections in the current year.

Cash used in investing activities

During the year ended December 31, 2011, net cash used in investing activities was $0.3 million as compared to $0.2 million in 2010.  The increase was primarily due to additional capital expenditures for leasehold improvements in connection with relocating our corporate headquarters.

Cash flows from financing activities

For the years ended December 31, 2011, net cash used in financing activities was $0.02 million which was related to payments of debt issuance costs related to our revolving credit agreement. There was no cash used in financing activities during the year 2010.

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

We recognize revenue from our owned and operated websites as visitors are exposed to or react to advertisements on our website.  We generate revenue from advertising in the form of sponsored links and image ads.  This includes both pay-per-performance ads and paid-for-impression advertising.  In the pay-per-performance model, we earn revenue based on the number of clicks associated with such ad; in the paid-for-impression model (sponsorships), revenue is derived from the display of ads. These revenues are classified within our Brands segment.

We recognize content and platform services revenue at the time services are performed.  All of our services revenue is related to the design, development, hosting and other services required to launch and operate the Sharecare, DailyStrength and Ask Dr. Oz websites through our direct activities and management of third-party vendors. We also recognize content and platform services revenue on certain projects using a percentage of completion method.  Sales are calculated based on the percentage that total costs incurred bear to total estimated costs at completion.  These revenues are classified within our Content and Platform services segment.

Stock-Based Compensation

Under the 2006 Equity Incentive Plan adopted April 13, 2006, and the 2010 Equity Plan adopted June 15, 2010, as modified on December 30, 2011 (the “Plans”), Remark Media authorized a total of 1,325,000 shares for grant as part of a long-term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plans have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.  Additionally in 2008, 2009, 2010 and 2011, we granted restricted shares to certain members of our Board of Directors and executives.  As of December 31, 2011, no options have been exercised under the Plan.

We account for stock-based compensation in accordance with Codification ASC 718, “Compensation, Stock Compensation” which requires us to recognize expense based on the fair value of our stock-based compensation awards.

ASC 718 requires the use of a valuation model to calculate the fair value of the stock-based awards.  We have elected to use the Black-Scholes options pricing model to determine the grant date fair value of stock option awards.  We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods.  Stock-based compensation expense was $0.6 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively.

Impairment of Property and Equipment

Property and equipment is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Such events include significant adverse changes in the business climate, the impact of significant customer losses, unanticipated current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life.  Recoverability of property and equipment is measured by a comparison of the carrying amounts to future net undiscounted cash flows the assets are expected to generate.  For purposes of recognition and measurement of an impairment loss, property and equipment are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Impairment of Investments

Investments are reviewed to determine if events have occurred which would indicate that a decrease in value has occurred which is other than temporary.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. We monitor our assets for potential impairment on an ongoing basis.  No impairment charge has been recognized on our investment balances as of December 31, 2011 or 2010.

Impairment of Definite-Lived Intangible Assets

Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  We monitor our assets for potential impairment on an ongoing basis. We have no definite-lived intangible assets at December 31, 2011 and 2010.

Goodwill and Indefinite-Lived Intangible Assets Impairment

Generally, we perform our annual assessment for impairment for goodwill and indefinite-lived intangible assets during the fourth quarter of the fiscal year, unless facts and circumstances require differently.  For goodwill, we determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model.  We test indefinite-lived intangible assets, which are licenses to operate in China, for impairment by utilizing discounted cash flow models to estimate their fair values, as appropriate.  Estimating the fair value of the reporting unit and our long-lived intangible assets involve uncertainties, because management is required to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy.  The variability of the factors that management uses to perform our impairment tests depend on a number of conditions, including uncertainty about future events and cash flows.  All such factors are interdependent and, therefore, do not change in isolation.  Accordingly, the accounting estimates may materially change from period to period due to changing market factors and other conditions.  Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value. The discounted cash flow approach was used in 2010. However, in the impairment assessment for 2011, the Company used the cost approach. The change in the approach used in the impairment analysis of 2011 compared to 2010 was due to a major decrease in projected revenues as a result of costs saving measures implemented in September 2011. The reductions prompted a change in our assessment of the highest and best use of the asset from an in-use premise to an in-exchange valuation premise. As a result, the income approach used in 2010 was no longer a valid approach for the 2011 analysis.  The cost approach uses the concept of depreciated replacement cost as an indicator of value and is based on the principle of substitution which holds that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced less the effects of physical, functional and external depreciation or obsolescence.

Recent Accounting Pronouncements

We are subject to recent accounting pronouncements, as described in detail in Note 3 to our consolidated financial statements included in Item 8 herein.

Off-Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We translate the foreign currency financial statements of our international operations into U.S. dollars at current exchange rates, except revenue and expenses, which we translate at average exchange rates during each reporting period.  We accumulate net exchange gains or losses resulting from the translation of assets and liabilities in a separate caption of stockholders’ equity titled “accumulated other comprehensive income (loss)”.  Generally, our foreign expenses are denominated in the same currency as the associated foreign revenue, and at this stage of our development, the exposure to rate changes is minimal.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables.  At December 31, 2011, 99% of our cash was denominated in U.S. dollars.  The remaining 1% was denominated in Brazilian Reals, Chinese Renminbi or Hong Kong Dollars.  The majority of our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  We do not use any derivative financial instruments to mitigate any of our currency risks.  The net assets of our foreign operations at December 31, 2011, were approximately $0.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

For supplemental quarterly financial information, see Note 14, Quarterly Financial Data (unaudited), of the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

To the Board of Directors and Stockholders of Remark Media, Inc.:

We have audited the accompanying consolidated balance sheet of Remark Media, Inc. and subsidiaries (the Company) as of December 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011. We have also audited the accompanying consolidated financial statement schedule for the year ended December 31, 2011. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company has entered into significant transactions with Sharecare, Inc. and Discovery Communications, both related parties. The Company’s services agreements with Sharecare, Inc. and Discovery Communications expired at the end of 2011, which will have a significant negative impact on the Company’s future results of operations and financial condition if the lost revenue is not replaced. Management’s plans with regards to these matters are also described in Note 2.

Cherry, Bekaert & Holland, L.L.P.

Atlanta, GA

March 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of HSW International, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity, and cash flows present fairly, in all material respects, the financial position of HSW International, Inc. at December 31, 2010 and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company has entered into significant transactions with Sharecare, Inc., a related party.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 29, 2011

REMARK MEDIA, INC. AND SUBSIDIARIES (formerly HSW INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	December 31, 2011	December 31, 2010

Assets

Current assets
Cash and cash equivalents	$1,531,502	$4,843,893
Trade accounts receivable, net	21,730	42,741
Trade accounts receivable due from affiliates	302,129	658,944
Prepaid expenses and other current assets	393,989	566,174
Total current assets	2,249,350	6,111,752

Property, equipment and software, net	364,386	306,460
Investment in unconsolidated affiliate	905,852	2,972,135
Licenses to operate in China	100,000	481,000
Intangibles	16,429	16,429
Other long-term assets	100,000	-
Total assets	$3,736,017	$9,887,776

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$93,806	$382,515
Advances from stockholder	85,745	85,745
Accrued expenses and other current liabilities	547,569	523,384
Total current liabilities	727,120	991,644

Long-term liabilities
Deferred tax liabilities	25,000	120,250
Other long-term liabilities	290,714	-
Total liabilities	1,042,834	1,111,894

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 5,422,295 and 5,375,455 issued and outstanding at December 31, 2011 and 2010, respectively	5,422	5,375
Additional paid-in-capital	101,444,780	100,701,356
Accumulated other comprehensive income	16,881	38,531
Accumulated deficit	(98,773,900)	(91,969,380)
Total stockholders’ equity	2,693,183	8,775,882
Total liabilities and stockholders’ equity	$3,736,017	$9,887,776

The accompanying notes are an integral part of these consolidated financial statements.

REMARK MEDIA, INC. AND SUBSIDIARIES (formerly HSW INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Year Ended December 31,
	2011	2010

Operating revenue
Brands	$140,702	$190,712
Content and platform services from affiliates	4,851,224	6,464,352
Total revenue	4,991,926	6,655,064

Cost of services	3,187,379	5,405,128

Gross margin	1,804,547	1,249,936

Operating expenses
Selling general and administrative expenses (including Stock-based compensation expense of $615,367 and $265,990 in 2011 and 2010, respectively)	5,919,996	4,983,981
Impairment loss	381,000	488,560
Depreciation and amortization expense	220,327	295,529
Total operating expenses	6,521,323	5,768,070

Operating loss	(4,716,776)	(4,518,134)

Other income (expense)
Interest expense	(123,480)	-
Other income	6,769	14,514
Total other (expense) income	(116,711)	14,514

Loss before income taxes and loss in equity-method investments	(4,833,487)	(4,503,620)

Loss in equity-method investment, net of taxes	(2,066,283)	(1,522,697)
Net loss before benefit from income taxes	(6,899,770)	(6,026,317)

Income tax benefit	(95,250)	(121,238)

Net loss	$(6,804,520)	$(5,905,079)

Net loss per share
Net loss per share, basic and diluted	$(1.26)	$(1.10)

Basic and diluted weighted average shares outstanding	5,416,109	5,368,419

The accompanying notes are an integral part of these consolidated financial statements.

REMARK MEDIA, INC. AND SUBSIDIARIES (formerly HSW INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2009	5,369,829	$5,369	$100,435,372	$40,100	$(86,064,301)	$14,416,540

Comprehensive loss:
Net loss	-	-	-	-	(5,905,079)	(5,905,079)
Foreign currency translation adjustments	-	-	-	(1,569)	-	(1,569)
Total comprehensive loss						(5,906,648)

Restricted stock grants	8,000	8	(8)	-	-	-
Forfeited restricted stock	(2,374)	(2)	2	-	-	-
Stock-based compensation	-	-	265,990	-	-	265,990
Balance as of December 31, 2010	5,375,455	$5,375	$100,701,356	$38,531	$(91,969,380)	$8,775,882

Comprehensive loss:
Net loss	-	-	-	-	(6,804,520)	(6,804,520)
Foreign currency translation adjustments	-	-	-	(21,650)	-	(21,650)
Total comprehensive loss						(6,826,170)

Restricted stock grants	49,000	49	(49)	-	-	-
Forfeited restricted stock	(2,160)	(2)	2	-	-	-
Stock-based compensation	-	-	615,367	-	-	615,367
Warrants issued	-	-	128,104	-	-	128,104
Balance as of December 31, 2011	5,422,295	$5,422	$101,444,780	$16,881	$(98,773,900)	$2,693,183

Outstanding shares at December 31, 2009 have been restated to reflect the Company’s February 2010 10-for-1 Reverse Split.  See Note 8: “Stockholders’ Equity”.

The accompanying notes are an integral part of these consolidated financial statements.

REMARK MEDIA, INC. AND SUBSIDIARIES (formerly HSW INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Year Ended December 31,
	2011	2010
Cash Flows from operating activities:
Net loss	$(6,804,520)	$(5,905,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220,327	295,529
Impairment loss	381,000	488,560
Stock-based compensation	615,367	265,965
Deferred income taxes	(95,250)	(122,140)
Loss in equity-method investments	2,066,283	1,522,697
Loss on disposal of property, equipment and software	39,648	14,095
Changes in operating assets and liabilities:
Accounts receivable	21,011	(6,364)
Accounts receivable from affiliates	356,815	(189,759)
Prepaid expenses and other assets	220,289	221,798
Accounts payable, accrued expenses and other liabilities	26,190	(249,086)
Net cash used in operating activities	(2,952,840)	(3,663,784)

Cash flows from investing activities:
Purchases of property, equipment and software	(327,404)	(125,772)
Other, net	3,765	(89,528)
Net cash used in investing activities	(323,639)	(215,300)

Cash flows from financing activities:
Payments of debt issuance costs	(20,000)	-
Net cash used in financing activities	(20,000)	-

Net change in cash and cash equivalents	(3,296,479)	(3,879,084)
Impact of currency translation on cash	(15,912)	(1,569)
Cash and cash equivalents at beginning of year	4,843,893	8,724,546
Cash and cash equivalents at end of year	$1,531,502	$4,843,893

Supplemental disclosure of cash flow information:
Other non-cash financing and investing activities:
Debt issuance costs in the form of warrants	$128,104	$-

.

REMARK MEDIA, INC. AND SUBSIDIARIES (formerly HSW INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of the Business

Remark Media, Inc., formerly HSW International, Inc., (“Remark Media” or the “Company”) is a global digital media company focused on developing, owning and operating next-generation web publishing platforms that combine traditional web publishing and social media, with the goal of revolutionizing the way people search and exchange information over the Internet. The Company also offers a suite of content and platform services that provide its clients with opportunities to build consumer awareness, promote content engagement and foster brand-customer interactions.

Remark Media has two operating segments: Brands (formerly “Digital online publishing”) and Content and Platform Services (formerly “Web platform services”).

The Brands segment consists of those digital media properties that are owned and operated.  It presently includes translated and localized editions of HowStuffWorks.com in China and Brazil, and the soon-to-launch personal finance destination DimeSpring.  The Company intends to expand its Brands business in the coming year by continuing to develop and launch U.S.-based content and social media websites in a variety of content verticals.  Additionally, the digital media businesses acquired through the expected Banks.com Merger will become part of the Brands business.

The Content and Platform Services segment provides third party clients with content, design and development services for their websites as well as advisory services and custom technology solutions. The Company also licenses its proprietary web publishing and social media platforms. Remark Media’s digital architects, developers and designers aim to construct a seamless connection between content and technology to create solutions that help its clients generate incremental value by maximizing content utilization, enhancing online engagement and customer experience and by driving online and offline actions.

The Company was incorporated in Delaware in March 2006 and is headquartered in Atlanta with additional operations in New York, Beijing and Sao Paulo.

The Company amended and restated its Certificate of Incorporation with the Delaware Secretary of State on December 30, 2011, to reflect its name change. Effective January 3, 2012, the ticker symbol for the Company’s common stock traded on the NASDAQ Capital Market changed from “HSWI” to “MARK”, and the Cusip for the Company’s common stock changed from “40431N104” to “75954W107”.

Liquidity Considerations

On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock. The Company also paid a placement agent fee of 7% of the proceeds of the offering or approximately $0.3 million, and issued a three-year warrant to the Placement Agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share.

On March 4, 2011, the Company entered into a senior revolving credit agreement with Theorem Capital, LLC (the “Lender”) pursuant to which the Lender agreed to extend to the Company a line of credit of up to $1.0 million for a period of one year from March 4, 2011, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. Under the terms of the credit agreement, the Company could, in its sole discretion, borrow from the

Lender up to $1.0 million from time to time during the term of the credit agreement, in minimum loan amounts of $200,000. Borrowings under the credit agreement bear interest at a fixed rate equal to 8% per annum, payable on or before March 3, 2012.  As of December 31, 2011, the Company did not have any outstanding balance under the senior revolving credit agreement and no interest was incurred during 2011. Interest expense showing in the Company’s consolidated statements of operations is related to the amortization of debt issuance costs associated with the senior revolving credit agreement. The agreement expired on March 3, 2012 and the Company chose not to request an additional one-year extension.

The Company’s cash and cash equivalents were approximately $1.5 million as of December 31, 2011.  The Company believes that this balance along with the proceeds received through the above-mentioned equity financing transaction will be sufficient to meet its cash requirements for the next twelve months.

The Company consistently monitors its cash position, and makes operational changes as necessary to maintain its business objective of funding ongoing operations and related growth. Accordingly, the Company implemented cost savings measures in its Brazil operations in February 2011, and in its China operations in September 2011. In addition, all Remark Media Content and Platform Service agreements expired in December 2011. The Content and Platform Services business will have no revenues generated unless the Company enters into new services agreements with new customers. The Company is actively seeking to expand its Content and Platform Services business to additional clients in 2012, and Remark Media is continuing to evolve its technology platforms and brands to ensure it incorporates the latest in social media and content trends.

2.  TRANSACTIONS WITH SHARECARE

On October 30, 2009, the Company co-founded Sharecare, Inc. a U.S.-based venture among: Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ former Chief of Global Digital Strategy; and Remark Media.  Sharecare was created to build a web-based platform that simplifies the search for health and wellness information by organizing a vast array of the questions of health and providing multiple answers from experts, organizations, publishers, and caregivers representing various points of view.

As a result of these transactions, the Company:

•	Entered into a subscription agreement for the purchase of 125,000 shares of common stock of Sharecare, representing 20% ownership of Sharecare at the time of purchase;
•	Sold substantially all of the assets of its DailyStrength subsidiary to Sharecare;
•	Agreed to provide management and website development services to Sharecare; and
•	Received a limited license to use the Sharecare web platform for the Company’s own businesses.

The Company accounts for its equity interest in Sharecare under the equity method of accounting based on its ability to exercise significant influence over Sharecare due to its ownership percentage and representation on its board of directors.  Under this method, the Company recorded its proportionate share of Sharecare’s net income or loss based on Sharecare’s financial results.  As of December 31, 2011, Remark Media owned approximately 15.8% of the outstanding common stock of Sharecare.

At December 31, 2011, there was no difference between the carrying amount of Sharecare’s investment balance of $0.9 million and the Company’s proportionate share of Sharecare’s underlying net assets.

In June 2011, Sharecare acquired the assets and assumed the liabilities of HFPN and dotFit in exchange for its common stock. The Company did not receive sufficient evidence at the time regarding the transaction from Sharecare. Accordingly, the Company did not record an adjustment to reflect the transaction. During the third quarter 2011, the Company received information from Sharecare related to the fair value of Sharecare’s common shares. Based on this information, the Company determined that this issuance of common stock by Sharecare generated a non-cash gain of $0.4 million resulting from the change in its interest ownership which should have been recorded in the second quarter 2011.  As a result, the Company has restated its financials for the quarter ended June 30, 2011 to reflect the gain. Other than this transaction, there was no other issuance of common stock by Sharecare to any other third party investors in 2011 that would result in recording an adjustment related to a change in interest ownership.

For the year ended December 31, 2010, the Company recorded a non-cash adjustment to loss in equity-method investment of approximately $0.1 million to correct the Company’s investment in unconsolidated affiliate balance.  The Company determined this out-of-period adjustment was not material to the consolidated financial statements for the year ended December 31, 2010 or prior period financial statements.

The following table shows selected financial data of Sharecare as well as Remark Media’s proportional share of net loss in Sharecare as reported under the equity method:

	Year Ended December 31,
	2011	2010

Revenues	$11,839,568	$4,742,403

Gross profit	9,809,402	4,000,091

Loss from operations	(13,626,988)	(11,863,151)

Net loss	(13,862,217)	(12,008,017)

Loss in equity-method investment	$(2,066,283)	$(1,980,122)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Remark Media and its subsidiaries (1) HSW Brasil – Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, and (4) BoWenWang Technology (Beijing) Limited Liability Company.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method.  In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings.  Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.  Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.  The Company applies the guidelines set forth in ASC 810, “Consolidations”, in evaluating whether it has interests in variable interest entities (“VIE”) and in determining whether to consolidate any such entities.  All inter-company accounts and transactions between consolidated companies are eliminated in consolidation.

The Company uses qualitative analysis to determine whether or not it is the primary beneficiary of a VIE. The Company considers the rights and obligations conveyed by its implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether the variable interests will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both.  If the

Company determines that its variable interests will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, it consolidates the VIE as the primary beneficiary, and if not, the Company does not consolidate.

The Company has determined that Bonet (Beijing) Technology Limited Liability Company is a variable interest entity as defined in ASC 810. Remark Media is the primary beneficiary of this entity and accordingly, the results of this entity have been consolidated along with other subsidiaries.

The Company has determined that its interest in Sharecare is not a VIE.  Additionally, the Company believes that it is able to exercise significant influence over Sharecare due to its level of interest ownership and its representation on Sharecares’s Board of Directors. Accordingly, the equity method of accounting is used to account for the investment in Sharecare.

Revenue Recognition

Brands Revenue. The Company generally recognizes Brands revenue as visitors are exposed to or react to advertisements on its websites.  Revenue from advertising is generated in the form of sponsored links and image ads.  This includes both pay-per-performance ads and paid-for-impression advertising.  In the pay-per-performance model, revenue is generally earned based on the number of clicks or other actions taken associated with such ads; in the paid-for-impression model, revenue is derived from the display of ads.

Content and Platform Services. Revenue from Content and Platform services is recognized during the period services related to the design, development, hosting, and related web services are performed.  Revenue is recorded on a gross versus net basis as Remark Media bears the risk of loss related to the services performed, the majority of which relates to services performed by the Company’s resources. The Company is able to recognize all of the revenue generated from this effort when the services have been provided since the Company meets the criteria set forth in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”; namely, the fees the Company charges are fixed or determinable.  Remark Media and its customers understand the specific nature and terms of the agreed-upon transactions and collectability is reasonably assured.

The Company may also recognize content and platform services revenue on certain projects using a percentage of completion method.  Sales are calculated based on the total costs incurred to date divided by total estimated costs at completion times the contract price.

Cost of Services

Brands. The Brands cost of revenue represents the cost of translating and localizing content and acquiring original content written by third-parties as well as costs associated with design, development, hosting, user acquisition and user retentions.

Content and Platform Services. The Content and Platform Services cost of revenue represents the costs incurred to support the services agreements with the Company’s customers in this segment which include labor, content and third-party support services.

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject Remark Media to a concentration of credit risk consist principally of cash and accounts receivable.  At December 31, 2011, 99% of cash was denominated in U.S. dollars, and 1% was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong dollars.  The majority of the Company’s cash and cash equivalents balances are in one financial institution which is believed to have high credit quality.  Cash is maintained in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe its cash is exposed to any significant credit risk. Cash held by non-U.S. subsidiaries is subject to foreign currency fluctuations against the U.S. dollar. However, the risk in foreign currency is somewhat mitigated at this time as U.S. funds are transferred to Brazil and China to fund that subsidiary’s operating activity.  If, however, the U.S. dollar is devalued significantly against the Brazilian Reais or the Chinese Renminbi, the cost to further develop the Company’s websites in Brazil and China could exceed original estimates.

94% of the Company’s accounts receivable balance as of December 31, 2011, was from Sharecare and Discovery, who are related parties. The Company regularly evaluates the collectability of trade receivable balances based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If the Company determines that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt will be recorded to reduce the related receivable to the amount expected to be recovered.  The Company’s revenue from Sharecare for the years ended December 31, 2011 and December 31, 2010, was approximately $3.7 million and $6.0 million, respectively.  The Company provided content and platform services to Sharecare in 2011, and amounts due from Sharecare represented approximately 56% of accounts receivable balances as of December 31, 2011.

During 2011, the Company also provided services to Discovery Communications, LLC (“Discovery”) to provide website development services to Discovery.  The Company’s Content and Platform services revenue from Discovery, an affiliated entity, for the year ended December 31, 2011 totaled approximately $1.2 million, and Discovery represented approximately 38% of accounts receivable balance as of December 31, 2011.

All accounts receivable from affiliates outstanding at the end of 2011, which accounted for 94% of accounts receivable balances at December 31, 2011, were collected in 2012. As such, an allowance for doubtful accounts was not deemed necessary at December 31, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  A large portion of the cash balance is maintained at one financial institution. Cash denominated in foreign currencies is translated to U.S dollars at the month-end rate of exchange. The impact of foreign currency on cash and cash equivalents is presented in the Company’s statements of cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.  On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, intangible assets, useful lives of property and equipment, stock-based compensation, equity-method investments, and income taxes, among other things.

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, “Income Taxes”.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that could result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As a result, the Company is required to make many subjective assumptions and judgments regarding income tax exposures, interpretations of, and guidance, surrounding income tax laws and regulations change over time.  As a result, changes in the Company’s assumptions and judgments can materially affect amounts recorded in the consolidated financial statements.

The Company classifies interest and penalties arising from unrecognized income tax positions in the statement of operations as general and administrative expenses if they occur.  At December 31, 2011, and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.  The tax years 2007 through 2010 are not or have not been under examination but remain open to examination under the IRS statute.

Stock-Based Compensation

The Company measures stock-based compensation at the grant date based on the calculated fair value of the award.  The Company recognizes the expense over the employee’s requisite service period, generally the vesting period of the award.  The Company estimates the fair value of stock options at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under its stock plans.  Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate among others, impact the fair value estimate.  These assumptions generally require significant analysis and use of judgment and estimates to develop. Options vest based on meeting a minimum service period or performance condition. Restricted stock grants are recorded using the fair value of the granted shares based on the market value at the grant date.  In addition, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

The Company does not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit).  The Company applies the “with and without” approach for utilization of tax attributes upon realization of net operating losses in the future.  This method allocates stock-based compensation benefits last among other tax benefits recognized.  In addition, the Company applies the “direct only” method in calculating the amount of windfalls or shortfalls.

Foreign Currency

The functional currency of the Company’s international subsidiaries is the local currency, Reais in Brazil, Renminbi in China or Hong Kong dollars in Hong Kong.  The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses.  Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.  Net gains and losses resulting from foreign exchange transactions are recorded in selling, general and administrative expenses.  Currency translation gains and losses during 2011 and 2010 were immaterial to the Company’s consolidated financial statements.

Purchase Price Allocations

Occasionally, the Company enters into material business combinations.  In accordance to ASC 805, “Business Combinations”, the purchase price is allocated to the various assets acquired and liabilities assumed based on their estimated fair value.  Fair values of assets acquired and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal of tangible and intangible assets.  Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, equipment, software, and definite- or indefinite-lived intangible assets.

Property, Equipment and Software

Property, equipment and software is stated at cost less accumulated depreciation.  Depreciation is recorded within operating expenses in the consolidated statements of operations, using the straight-line method over the estimated useful lives of the assets, generally one to three years for computer equipment and software and three to five years for building improvements and office equipment.  Leasehold improvements are depreciated over the shorter of their estimated useful life or lease term.  Costs represent the purchase price and any directly attributable costs of bringing the asset to working condition for its intended use.  Repairs and maintenance are expensed as incurred.  Betterments and capital improvements are capitalized and depreciated over the remaining useful life of the related asset.  Gains or losses from disposal of property and equipment are included in selling, general and administrative expenses.

Software Development Costs

In accordance with ASC 350-40, “Internal Use Software” and ASC 350-50, “Web Development Costs”, the Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.1 million at December 31, 2011 and are included in “Property, equipment and software” in the consolidated balance sheet. Internally developed software and website development costs will be amortized utilizing the straight-line method over a period of three years, the expected period of the benefit. There was no amortization recorded for these costs during 2011 as these projects were not complete yet at December 31, 2011.

Advertising Expenses

The Company expenses advertising costs in the year in which they are incurred.  Advertising expenses for each of the years ended December 31, 2011 and 2010 were minimal.

Commitments and Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments and litigation and other sources when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  In the opinion of management, and after consultation with legal counsel, there were no material claims, assessments and litigation against the Company as of December 31, 2011.

Impairment of Property, Equipment and Software and Definite-Lived Intangible Assets

Property, equipment, software and definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Such events include significant adverse changes in the business climate, the impact of significant customer losses, unanticipated current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life.  Recoverability of these assets is measured by a comparison of the carrying amounts to future net undiscounted cash flows the assets are expected to generate.  For purposes of recognition and measurement of an impairment loss, property, equipment, software and definite-lived intangible assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Impairment of Investments

Investments are reviewed to determine if events have occurred which would indicate that a decrease in value has occurred which is other than temporary.  Evidence of a loss in value include, but are not limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company monitors its assets for potential impairment on an ongoing basis.  No impairment charge has been recognized related to investments as of December 31, 2011 or 2010.

Goodwill and Indefinite-Lived Intangible Assets Impairment

Generally, the Company performs its annual assessment of impairment for goodwill and indefinite-lived intangible assets during the fourth quarter of each year, unless facts and circumstances require differently.  For goodwill, the Company determines recoverability by comparing the estimated fair value of the reporting unit to which goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model.  The Company tests its indefinite-lived intangible assets, which are licenses to operate in China, for impairment by utilizing appropriate valuations techniques to estimate their fair values.  Estimating the fair value of the reporting unit and its long-lived intangible assets involve uncertainties, because management is required to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy.  The variability of the factors that management uses to perform its impairment tests depends on a number of conditions, including uncertainty about future events and cash flows.  All such factors are interdependent and, therefore, do not change in isolation.  Accordingly, the accounting estimates may materially change from period to period due to changing market factors and other conditions.  Significant judgments in this area involve determining whether a triggering event has occurred, estimating the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value.

As of September 30, 2011, and in light of the market conditions and the cost savings measures implemented in the Company’s operations in China, the Company performed an impairment analysis of its indefinite-lived intangible asset which is a license to operate in China. The Company used the cost approach to estimate the fair value. As a result of the assessment, the Company determined that the intangible asset is impaired and recorded in the Company’s statement of operations for the third quarter 2011 an impairment charge of $0.4 million.

As a result of the annual impairment test in the fourth quarter 2010, the Company recorded an impairment charge related to its indefinite-lived intangible asset of $0.5 million during the year ended December 31, 2010, related to the licenses to operate in China. The Company used the discounted cash flow approach to determine the fair value. For further details, refer to Note 5.

Fair Value Measurements on a Recurring Basis

The Company applies the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;
•	Level 2 – Inputs, other than the quoted market prices included in Level 1, which are observable for the asset or liability, either directly or indirectly; and
•	Level 3 – Unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market data available.

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

Debt Issuance Costs

Costs associated with entering into a credit facility are deferred and amortized over the term of the credit facility on a straight-line basis. The amortization is included in interest expense in the consolidated statements of operations.

In connection with the revolving credit agreement entered into in March 2011, the Company deferred debt issuance costs of approximately $0.15 million provided to its lender consisting of $0.02 million paid in cash and $0.13 million in warrants to purchase 65,359 shares of the Company’s common stock.

Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”, which requires dual presentation of basic and diluted earnings or loss per share (“EPS”).

The Company computes basic loss per share by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. The Company calculates diluted loss per share by dividing net loss by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Stock options and warrants are not included in the computation of diluted loss per share because their effects are anti-dilutive.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards board ("FASB”) issued Accounting Standard update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other” (Topic 350), (“ASU 2011-08”) which simplifies how entities test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company will adopt this ASU in the first quarter 2012 and does not expect that the adoption of ASU 2011-08 will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income Topic 220” – “Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income to net income, in both net income and other comprehensive income. The standard does not change the current option for presenting components of other comprehensive income (“OCI”) gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. In December 2011, the FASB issued ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The FASB has deferred those changes in order to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company will adopt these updates in the first quarter 2012 and does not expect that the adoption will have any impact on its financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)” – “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”  (ASU 2011-04). The amendments in this ASU result in common fair value measurement disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments include a clarification of the FASB’s intent about the application of existing fair value measurement requirements and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company will adopt the update in the first quarter of 2012 and does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

Effective January 1, 2011, the Company adopted ASU No. 2009-13, “Revenue Recognition (Topic 605)” – “Multiple-deliverables revenue arrangements” (ASU 2009-13). This update provides that, when vendor-specific objective evidence or third party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”). The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. The Company concluded that the adoption of ASU 2009-13 did not have a material impact on its financial position, results of operations or cash flows, as the guidance applied to revenue arrangements with multiple deliverables, which were not significant.

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements.  This guidance provided for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  The adoption of this guidance did not have a material impact on the financial statements.

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2011 and 2010, prepaid expenses and other current assets consisted of the following:

	December 31,
	2011	2010

Prepaid insurance	$326,482	$348,936
Deposits and other current assets	67,507	217,238
Total	$393,989	$566,174

5.  GOODWILL AND INTANGIBLE ASSETS

In accordance with ASC No. 350, “Intangibles-Goodwill and Other”, goodwill and other intangible assets with indefinite lives are not amortized. Instead, a review for impairment is performed at least annually or more frequently if events and circumstances indicate impairment might have occurred. Intangible assets with indefinite lives are tested by comparing the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, impairment is recognized. The Company has no goodwill but does have indefinite-lived intangible assets consisting of a license to operate in China and certain site domains related to its operations in Brazil. In the third quarter 2011, the Company made strategic reductions in the number of personnel supporting its China business operations to better align with its new strategic business plans. This event directly impacted the Company’s expectations of revenues and growth rates.  As a result, the Company performed an impairment assessment related to its license to operate in China using the cost approach. The Company considered the inputs in this assessment to be level 3 in the fair value hierarchy under ASC 820. As a result of the assessment, the Company determined the China license fair value to be $0.1 million at December 31, 2011 and recorded an impairment loss of $0.4 million which was reported under impairment loss in the Company’s consolidated statement of operations for the third quarter 2011.  In performing the analysis, the Company assumed that the time involved to negotiate and obtain the license is approximately 4.5 months and estimated the direct and indirect costs to obtain the license is approximately $0.1 million.

In the fourth quarter of 2010, the Company performed an impairment assessment on its license to operate in China using the income approach. As a result of this assessment, the Company determined the China license’s fair value to be $0.4 million and recorded an impairment charge of $0.5 million, reported under impairment loss in its consolidated statements of operations for the year ended December 31, 2010.

The change in the approach used in the impairment analysis was due to a major decrease in projected revenues as a result of costs saving measures implemented in September 2011. The reductions prompted a change in the

Company’s assessment of the highest and best use of the asset from an in-use premise to an in-exchange valuation premise. As a result, the income approach used in 2010 was no longer a valid approach for the 2011 analysis.  The cost approach uses the concept of depreciated replacement cost as an indicator of value and is based on the principle of substitution which holds that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced less the effects of physical, functional and external depreciation or obsolescence.

The Company also has indefinite-lived intangible assets related to Brazil website domain names. The Company did not recognize any impairment during 2011 and 2010 related to this asset.

As of December 31, 2011 and 2010 intangible assets consisted of the following:

Indefinite-lived Intangible assets:	December 31,
	2011	2010
License to operate in China:
Balance, beginning of year	$481,000	$969,560
Impairment loss	(381,000)	(488,560)
Balance, end of year	100,000	481,000
Site domains:
Balance, end of year	16,429	16,429

Total	$116,429	$497,429

The following table presents the range of assumptions the Company used to derive its fair value estimates for the China reporting units during the impairment test conducted in the fourth quarter of 2010.

2010 Assumptions
Weighted-average cost of capital	28%
Long-term growth rates	7.0%
Annual revenue growth rates	$0.2 -$25.2 million
Time required to obtain similar licenses	4.5 months

Any change in estimates and assumptions related to the operations in China or to the license may lead to further material impairment charges to the remaining carrying amount of the licenses to operate in China.

6.  PROPERTY, EQUIPMENT AND SOFTWARE

As of December 31, 2011 and 2010, property, equipment and software consisted of the following:

	December 31,
	2011	2010

Computer equipment	$593,177	$569,440
Furniture and fixtures	198,231	113,071
Software	359,946	267,896
Leasehold improvements	214,811	193,401
Total	1,366,165	1,143,808
Less accumulated depreciation and amortization	(1,001,779)	(837,348)
Property, equipment and software, net	$364,386	$306,460

Depreciation and amortization expense was $0.2 million and $0.3 million for the years ended December 31, 2011, and 2010, respectively.  At December 31, 2011, the U.S. operations and Brazil operations own approximately 86% and 14% of Property, equipment and software, net of accumulated depreciation and amortization, respectively.

7.  INCOME TAXES

For the years ended December 31, 2011 and 2010, the benefit from income taxes is comprised of the following:

	Year Ended December 31,
	2011	2010
Current:
Federal	$-	$-
State	-	-
Foreign	-	902
Total	-	902

Deferred:
Federal	-	-
State	-	-
Foreign	(95,250)	(122,140)
Total	(95,250)	(122,140)
Income tax benefit	$(95,250)	$(121,238)

The provision for income taxes for the years ended December 31, 2011 and 2010 differs from the amount computed by applying the U.S. income tax rate of 34% to loss before taxes as follows:

	Year Ended December 31,
	2011	2010

Computed “expected” tax expense	$(2,345,921)	$(2,048,948)
Loss from equity-method investment	702,536	517,717
State taxes, net of federal benefit	(223,587)	(167,067)
Change in valuation allowance	1,614,792	1,356,007
Tax effect of losses and rates in non-US jurisdictions	113,836	169,089
Tax effect of other permanent items	43,094	51,371
Other	-	593

Total	$(95,250)	$(121,238)

Loss before benefit from income taxes for the years ended December 31, 2011 and 2010, on a domestic versus foreign basis, consisted of the following:

	Year Ended December 31,
	2011	2010

Domestic	$(6,071,414)	$(4,830,570)
Foreign	(828,356)	(1,195,747)

Total	$(6,899,770)	$(6,026,317)

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

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$13,703,132	$12,434,401
Amortization	11,793	66,321
Depreciation of property, equipment and software	-	45,995
Deferred income and reserves	240,291	124,965
Stock-based compensation expense	9,136,952	8,954,255
Differences related to stock basis in equity investment	164,623	-
Less: Valuation allowance	(23,209,679)	(20,999,839)
Total deferred tax assets	47,112	626,098

Deferred tax liabilities:
Acquired intangibles	(25,000)	(120,250)
Depreciation of property, equipment and software	(40,752)	-
Foreign exchange gain/loss	(6,360)	(6,360)
Differences related to stock basis in equity investment	-	(619,738)
Total deferred tax liabilities	(72,112)	(746,348)

Net deferred tax liabilities	$(25,000)	$(120,250)

The following table represents a rollforward of the valuation allowance against deferred tax assets for fiscal 2011 and 2010:

	December 31,
	2011	2010

Balance at the beginning of year	$20,999,839	$19,081,594
Increase related to net operating loss and costs and expenses incurred in the current year	2,316,233	1,878,253
Change related to prior year true-ups	1,697	(4,530)
Effect of foreign exchange rate differences	(108,090)	44,522

Balance at end of year	$23,209,679	$20,999,839

The net operating losses available at December 31, 2011, to offset future taxable income in the U.S. federal, state, Hong Kong, China and Brazil jurisdictions are $30.9 million, $27.5 million, $0.5 million, $2.8 million and $8.2 million, respectively.  The income tax rates for Hong Kong, China and Brazil are 16.5%, 25% and 15%, respectively.  The net operating losses in the U.S. include losses in the amount of $3.9 million related to the purchase of DailyStrength.  The U.S. net operating losses are subject to certain rules under Internal Revenue Code Section 382 limiting their annual usage.  The federal net operating losses expire between the years 2024 and 2030.  The state net operating losses expire between the years 2016 and 2030.  The net operating losses generated in Hong Kong have no expiration date and carry forward indefinitely.  The net operating losses generated in China have a five year carryover period.  The net operating losses generated in Brazil have no expiration date and up to 30% of the net operating loss may be utilized each year.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, at December 31, 2011, the Company believes it is not more likely than not that Remark Media will realize the benefits of these deductible differences. Therefore, a full valuation allowance has been provided for all the net deferred tax assets.
The Company had no unrecognized tax benefits for the years ended December 31, 2011 and 2010 and does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Remark Media files United States state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The 2004 through 2010 tax years generally remain subject to examination by federal and most state tax authorities with respect to net operating losses.  In significant foreign jurisdictions, the 2007 through 2010 tax years generally remain subject to examination by their respective tax authorities.

8.  STOCKHOLDERS’ EQUITY

Common Stock

On February 16, 2010, the Company conducted a reverse split of its common stock, par value $0.001, at a ratio of 10-for-1 (the “Reverse Split”), at which time each share of common stock was automatically reclassified as and converted into one-tenth of a share of common stock.  Each stockholder’s percentage ownership in the Company and proportional voting power remained unchanged by the Reverse Split, except for those adjustments resulting from stockholders receiving cash in lieu of fractional shares.  In connection with the Reverse Split, the number of authorized shares of the Company’s capital stock was reduced accordingly by a ratio of 10-for-1. Any reference to the Company’s stock for the year 2009 within this document has been adjusted to reflect the effects of the Reverse Split.

Subsequent to the Reverse Split, the par value per share of the common stock remained unchanged at $0.001 per share.  As a result, on the effective date of the Reverse Split, the stated capital on the Company’s consolidated balance sheet attributable to common stock was reduced and the additional paid-in capital account was increased by the amount by which the stated capital is reduced. In addition, the net income or loss per share was increased because there were fewer shares of the Company’s common stock outstanding. Employee and director share and option grants as well as associated exercise prices were also adjusted in the same proportion as the Reverse Split.

Each share of the common stock entitles its holder to one voting right.

At December 31, 2011, the Company had outstanding warrants to acquire 95,359 shares of common stock of which 65,359 shares had an exercise price of $3.06 and will expire in 2014. The exercise price of the remaining warrants ranges from $35.00 to $98.90 and the warrants will expire through 2017.

Stock Based Compensation

Remark Media has authorized 800,000 shares under the 2006 Equity Incentive Plan adopted April 13, 2006 (the “2006 Plan”), and an additional 525,000 shares authorized under the 2010 Equity Incentive Plan adopted June 15, 2010, as modified on December 30, 2011 (the “2010 Plan”), for grant as part of long-term incentive plans to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the 2006 and 2010 Plans have been granted to its officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

On June 15, 2010, the Company granted 8,000 shares of restricted stock to members of its Board of Directors.  The grant date fair value was $2.10 per share.  Of the 8,000 shares granted, 7,100 shares vested on December 31, 2010 and the remaining shares were forfeited.

On February 2, 2011, the Company granted 16,000 shares of restricted stock to members of its Board of Directors. The grant date fair value was $3.52 per share. Of the 16,000 shares granted, 13,840 shares vested on December 31, 2011.

On February 25, 2011, the Company granted 33,000 shares of restricted stock to members of senior management. The grant fair value was $2.88 per shares. The 33,000 shares granted fully vested on December 31, 2011.

On July 17, 2010, the Company granted stock options covering 9,020 shares at an exercise price of $3.85 per share.  These options vest in approximately two years from the grant date and their fair value on the grant date was $3.02 per share.

On September 21, 2010, the Company granted stock options covering 140,000 shares at an exercise price of $6.06 per share.  These options vest in three years. Of the 140,000 shares, 45,000 shares were forfeited on December 31, 2011. The fair value of these options on the grant date was $4.93 per share.

On February 25, 2011, the Company granted stock options covering 177,500 shares at an exercise price of $2.88 per share. These options vest in three years. Of the 177,500 shares granted, 44,675 shares were forfeited on December 31, 2011. The fair value of these options on the grant date was $2.29 per share.

In addition, 16,671 shares were forfeited related to options granted in November of 2009.

The Company uses the Black-Scholes options pricing model to value its options, using the assumptions in the following table for 2011 and 2010.  Expected volatilities are based on the historical volatility of its stock.  The expected term of options represents the period of time that the options granted are expected to be outstanding.  The Company uses the midpoint method to estimate the expected term for options granted as sufficient historical data regarding exercise of options is not available nor information readily available regarding comparable plans sufficient to use as a basis to estimate the expected term value.  The risk-free rate of periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is based on expected dividends to be paid over the term of the options.

	2011	2010

Expected volatility	105.8%	185.6% - 197.7%
Expected life in years	5.75	5.75 – 6.25
Dividend yield	-	-
Risk free interest rate	2.50%	1.34% - 1.99%

In accordance with ASC 718, stock-based compensation cost is measured based on the fair value of the award on the date of the grant, and is recognized as an expense over the employee’s requisite service period.  Stock-based compensation expense for the years ended December 31, 2011, and 2010, was $0.6 million and $0.3 million, respectively.  Unrecognized compensation expense as of December 31, 2011, relating to non-vested stock options approximated was $0.4 million and is expected to be recognized through 2013.  At December 31, 2011, no options have been exercised under this plan.  Stock options have a maximum term of 10 years from the grant date.

A summary of stock option activity and related information as of December 31, 2011, and changes during the year then ended, is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining contract term (years)	Aggregate Intrinsic Value
Options
Outstanding at January 1, 2011	936,679	$56.19
Granted	177,500	2.88
Forfeited	(220,346)	35.56
Exercised	-	-
Total outstanding at December 31, 2011	893,833	41.80	6.3	$57,929
Options exercisable at December 31, 2011	763,081	$48.22	5.9	$39,389

The fair value of options vested during the years ended December 31, 2011 and 2010, were $0.5 million and $0.2 million, respectively. The grant-date fair value of options granted during the years 2011 and 2010 was $0.4 million and $0.7 million.

As of December 31, 2011, 55,535 shares and 310,790 shares are available for future issuance under the Equity Incentive Plans for 2006 and 2010, respectively.

Restricted stock activity during the year ended December 31, 2011 is shown in the following table.  A summary of restricted stock activity and related information as of December 31, 2011, and changes during the year then ended is presented below:

	Number of shares	Weighted average grant date fair value

Shares
Unvested balance, January 1, 2011	-	-
Granted	49,000	$3.09
Vested	(46,840)	3.07
Forfeited	(2,160)	3.52
Total unvested at December 31, 2011	-	$-
The total fair value of restricted stock vested during the year ended December 31, 2011 was approximately $0.14 million.

As of December 31, 2011, there was no unrecognized compensation expense related to non-vested restricted stock.

9.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the Company’s basic and diluted earnings per share computations:

	Year Ended December 31,
	2011	2010
Loss per share:
Net loss	$(6,804,520)	$(5,905,079)
Weighted average shares outstanding, basic and diluted	5,416,109	5,368,419

Net loss per share, basic and diluted	$(1.26)	$(1.10)

Common shares and dilutive securities:
Weighted average shares outstanding	5,416,109	5,368,419
Dilutive stock options	-	-
Total common shares and dilutive securities	5,416,109	5,368,419

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.  The number of anti-dilutive weighted average shares outstanding excluded from the calculation above was 1,109,019 and 883,836 for the years ended December 31, 2011 and 2010 respectively.

10.  RELATED PARTY TRANSACTIONS

On October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare, a related party.  As a result of these transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for its own businesses.  Additionally, the Company issued a promissory note to Sharecare, all of which was settled by services the Company provided to Sharecare during 2009.

Jeff Arnold, a former member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., the Company’s largest stockholder, is a significant stockholder of Sharecare.  Until December 17, 2009, Bruce Campbell, President of Digital Media and Business Development for Discovery Communications, was a member of the Company’s Board of Directors.  The Company’s Board of Directors established a Special Committee on May 18, 2009, consisting of three independent directors without any interests in Sharecare to evaluate and recommend the terms of these transactions to the Board.  The Special Committee engaged a third party financial adviser to provide a fairness opinion on the totality of the transactions.  All terms recommended by the Special Committee were unanimously approved by the Board, with Mr. Arnold and Mr. Campbell abstaining from voting.

The Company’s revenue from Sharecare for the years ended December 31, 2011 and 2010 totaled approximately $3.7 million and approximately $6.0 million, respectively.  As of December 31, 2011, the Company owned approximately 15.8% of the outstanding common stock of Sharecare.  The Company provided platform services to Sharecare, and amounts due from Sharecare represented 56% of accounts receivable balances as of December 31, 2011.  The Content and Platform services agreement with Sharecare expired in December 2011.

In April 2010, the Company entered into an agreement with Discovery Communications, LLC (“Discovery”) to provide website development services to Discovery.  The Company’s Content and Platform services revenue from Discovery, an affiliated entity, for the year ended December 31, 2011 totaled approximately $1.2 million, and Discovery represented 38% of accounts receivable balances as of December 31, 2011. The Content and Platform services agreement with Discovery expired in December 2011.

On March 30, 2010, the Company entered into a 24-month sublease agreement with Sharecare for rental of its corporate headquarters in Atlanta, Georgia, effective March 1, 2010. In conjunction with the relocation of its headquarters in April 2011, the Company reduced the square footage and associated expense related to this sublease agreement, and on August 1, 2011, the Company and Sharecare mutually agreed to end the sublease agreement prior to the contracted termination date.

As of December 31, 2011 and 2010, the Company had an outstanding liability due to its affiliate, Discovery, of approximately $0.1 million.

11.  SEGMENTS

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Because of the Company’s integrated business structure, operating costs included in one segment can benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.  Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment.  Corporate expenses include, among other items: corporate-level general and administration costs, technology costs and on-going maintenance charges; stock-based compensation expense related to stock and stock option grants; depreciation and amortization expense; and interest expense and income.

The Company has reported two segments for the years ended December 31, 2011 and 2010: Brands (formerly digital online publishing) and Content and Platform Services (formerly web platform services). The Brands segment consists of the websites related to the operations in Brazil and China and generates revenues from advertisers based in the respective countries. The Content and Platform Services segment consisted in 2011 and 2010 of the services provided to its affiliates, Sharecare and Discovery. These services are related to the design, development, hosting and related services necessary to launch and operate websites for Sharecare and Discovery through the Company’s direct activities and management of third party vendors.  The operating results for services performed under the Sharecare and Discovery’s services agreement are included in the content and platform services segment. Loss in equity-method investment is included in the tables below under the other income (expense) line.

Revenue, operating loss and total assets regarding reportable segments are presented in the following tables:

	Brands	Content and Platform Services	Corporate	Total

Year Ended December 31, 2011:

Revenue	$140,702	$4,851,224	$-	$4,991,926
Operating (loss) income	(832,935)	1,666,693	(5,550,534)	(4,716,776)
Interest expense	(60)	-	(123,420)	(123,480)
Other income (expense)	4,638	-	(2,064,152)	(2,059,514)
Income tax benefit		-	(95,250)	(95,250)
Net (loss) income	$(828,357)	$1,666,693	$(7,642,856)	$(6,804,520)

	Brands	Content and Platform Services	Corporate	Total

Year Ended December 31, 2010:

Revenue	$190,712	$6,464,352	$-	$6,655,064
Operating (loss) income	(1,196,653)	1,119,007	(4,440,488)	(4,518,134)
Interest income	-	-	14,514	14,514
Other expense	-	-	(1,523,599)	(1,523,599)
Income tax benefit	-	-	(122,140)	(122,140)
Net (loss) income	$(1,196,653)	$1,119,007	$(5,827,433)	$(5,905,079)

	December 31,
	2011	2010

Total assets:

Brands	$118,503	$400,660
Content and platform services	302,129	658,944
Business segments	420,632	1,059,604
Corporate	3,315,385	8,828,172
Total assets	$3,736,017	$9,887,776

	December 31,
	2011	2010
Investment in unconsolidated entity:
Business segments	$-	$-
Corporate	905,852	2,972,135
Total investment in unconsolidated entity	$905,852	$2,972,135

	Year Ended December 31,
	2011	2010
Loss in investment of unconsolidated entity:
Business segments	$-	$-
Corporate	(2,066,283)	(1,522,697)
Total loss on investment in unconsolidated entity	$(2,066,283)	$(1,522,697)

The table below is a summary of selected financial information by country of operation:

	Year Ended December 31,
	2011	2010
Revenues:
United States	$4,851,224	$6,464,352
Brazil	115,552	176,295
China	25,150	14,417
Total	$4,991,926	$6,655,064

	Year Ended December 31,
	2011	2010
Long-lived assets:
United States	$414,856	$660,257
Brazil	65,959	102,510
China	-	41,122
Total	$480,815	$803,889

12.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into operating leases for office space.  The lease agreement associated with its headquarters required a security deposit and included an allowance which was used against leasehold improvements. The security deposit and the allowance were recorded as an asset and a liability, respectively in the Company’s consolidated financial statements in accordance with ASC 840, “Leases”.  Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $0.08 million and $0.03 million for the years ended December 31, 2011 and 2010, respectively. The Company does not have any capital leases.

The following table represents the approximate future minimum lease payments at December 31, 2011 due under non-cancellable operating lease agreements with terms in excess of a year:

Operating Lease Commitments

2012	$174,287
2013	198,110
2014	273,596
2015	297,282
2016	127,683
Total	$1,070,958

13.  SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events through the date the financial statements are issued and as a result, is reporting the following:

On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock. The Company also paid a placement agent fee of 7% of the proceeds of the offering or approximately $0.3 million, and issued a three-year warrant to the Placement Agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share.

On February 26, 2012, the Company entered into an agreement and plan of merger with Banks.com, Inc. (BNNX.PK), pursuant to which Banks.com will become a wholly-owned subsidiary of Remark Media (the "Banks.com Merger"). Banks.com is a leading financial services portal operating a unique breadth and depth of financial products and services. Upon the closing of the merger, which is subject to standard conditions to closing including the approval of  Banks.com shareholders, Remark Media will issue up to 702,784 shares of Common Stock, representing approximately 11  percent of its shares issued and outstanding as of March 22, 2012, to the shareholders of Banks.com, plus $300,000 in cash, as consideration for the merger.

On January 17, 2012, Sharecare announced that it has secured $14.0 million equity financing and it has also acquired The Little Blue Book in exchange for Sharecare common stock. The transaction will decrease the Company’s interest ownership to approximately 14.6%.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the Company’s unaudited quarterly results of operations for the four quarters for each of the years 2011 and 2010.

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,546,074	$1,281,156	$1,210,279	$954,417
Gross margin	470,200	453,072	442,892	438,383
Operating loss	(1,207,154)	(929,106)	(1,457,797)	(1,122,719)
Net loss	$(1,653,248)	$(1,012,610)	$(2,135,586)	$(2,003,076)

Net loss per basic and diluted share	$(0.31)	$(0.19)	$(0.39)	$(0.37)
Weighted average shares outstanding, basic and diluted	5,388,289	5,424,455	5,408,455	5,422,295

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,374,111	$1,439,958	$2,038,441	$1,802,554
Gross margin	224,807	327,424	340,018	357,687
Operating loss	(1,354,550)	(1,048,471)	(581,572)	(1,534,460)
Net loss	$(1,426,773)	$(1,573,595)	$(1,239,215)	$(1,690,011)

Net loss per basic and diluted share	$(0.27)	$(0.29)	$(0.23)	$(0.31)
Weighted average shares outstanding, basic and diluted	5,369,829	5,369,829	5,368,399	5,368,476

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2011. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended,  is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO (Principal Executive Officer, Principal Financial and Principal Accounting Officer), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO (Principal Executive Officer, Principal Financial and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

In our quarterly report on Form 10-Q for the period ended September 30, 2011, we disclosed that we concluded that  we did not maintain effective controls over the accounting for a nonmonetary change of interest ownership gain related to equity-method investments. This control deficiency resulted in the restatement of our condensed consolidated financial statements originally reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2011. Accordingly, we determined that this control deficiency constituted a material weakness as of September 30, 2011.

Our current CEO (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and management have taken appropriate measures to remediate the material weakness noted above. These enhanced control procedures over unusual investee transactions and related process improvements, have remediated this material weakness. The Company updated its accounting policies to require recognition of a non-cash change in interest gain or loss upon the issuance of equity in exchange for nonmonetary assets for equity-method investments in the period the equity issuance occurs. If the fair value of non-monetary assets or the equity issued is not determined at the time of the transaction, the Company will record an estimate to reflect the gain or loss resulting from the change in interest ownership. In addition, the Company updated its procedures to require having periodic communications with its equity-method investees for review of the investees’ financial results and inquiring on key events or unusual transactions and ensuring the financial statements are prepared in accordance with GAAP.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our CEO (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control—Integrated Framework issued by the COSO .

Changes in Internal Control over Financial Reporting

Other than the change in internal control noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The name of and certain information regarding each director as of March 22, 2012, is set forth below.  There are no family relationships among directors, director nominees or executive officers of Remark Media.  Each director is elected to serve until the next Annual Meeting of Stockholders.

Name	Age	Position at December 31, 2011

Scott Booth	43	Chairman of the Board of Directors

Theodore P. Botts	66	Director

Gregory M Swayne	53	Director

Kai-Shing Tao	35	Director

Scott Booth, age 43, has served as a member of Remark Media’s Board of Directors since December 2009 and effective December 14, 2011, he became the Chairman of the Board of Directors.  Mr. Booth is the Managing Partner for Eastern Advisors, LLC, an investment fund that invests in public and private companies, and has served in that capacity since the fund’s formation in April 2003. Mr. Booth is Remark Media’s designated director on the board of our investee, Sharecare, Inc.    Among his other experience, qualifications, attributes and skills, Mr. Booth’s knowledge and experience in the finance, investment management, and Asian markets led to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our Company in light of our business and structure.

Theodore P. Botts, age 66, has served as a member of Remark Media’s Board of Directors since 2007.  He is also President of Kensington Gate Capital, LLC, a private corporate finance advisory firm.  From July 2007 until September 2008, Mr. Botts served as Chief Financial Officer of StereoVision Entertainment, Inc.  From 2002 until its merger with HSW International, currently known as Remark Media, Mr. Botts served on INTAC International’s Board of Directors as chairman of the audit committee.  Prior to 2000, Mr. Botts served in executive capacities at UBS Group and Goldman Sachs.  Mr. Botts is also a member of the Board of Trustees and head of development for REACH Prep, a non-profit organization serving the educational needs of underprivileged African-American and Latino children in Fairfield and Westchester counties since 2003.  Mr. Botts graduated with honors from Williams College and received an MBA from the NYU Graduate School of Business Administration.   Among other experience, qualifications, attributes and skills, Mr. Botts’ knowledge and experience in the corporate finance industry and in senior leadership roles in organizations in the technology industry led to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our Company in light of our business and structure.

Gregory M. Swayne, age 53, has served as a member of Remark Media’s Board of Directors since December 2009. Mr. Swayne was the Chairman of the Board of Directors from December 2009 until December 14, 2011 and Chief Executive Officer of Remark Media from September 2009 until December 14, 2011.  Previously, he was our President and Chief Operating Officer since October 2007.  Prior to joining Remark Media in 2006, Mr. Swayne led HowStuffWorks, Inc., which has since been acquired by Discovery Communications, as President and Chief Operating Officer and was a member of the management teams of The Convex Group and N2 Broadband.  Mr. Swayne was the co-founder and President of publicly-listed A.D.A.M., Inc. and its predecessor Medical Legal Illustrations, Inc.  A.D.A.M. provided health information services and benefit management solutions through its online offerings to healthcare organizations, employers, benefit brokers, consumers and the educational market.  Mr. Swayne holds a Bachelor of Arts from the University of South Carolina and a Master of Science in Medical Illustration from the Medical College of Georgia. Among other experience, qualifications, attributes and skills, as our Chief Executive Officer from 2009 to 2011and our President and Chief Operating Officer from 2007 to 2009, Mr. Swayne’s unique experience and perspective on our business led to the conclusion of our Nominating and Corporate Governance Committee and of our full Board that he should serve as a director of our Company in light of our business and structure.

Kai-Shing Tao, age 35, has served as a member of Remark Media’s Board of Directors since 2007.  He is also Chairman and Chief Investment Officer of Pacific Star Capital, a private investment group.  Prior to founding Pacific Star Capital, Mr. Tao was a Partner at FALA Capital Group, a single family investment office, where he headed the global liquid investments outside the operating companies.  Mr. Tao is also a member of the Real Estate Roundtable and U.S.-China and U.S.-Taiwan Business Council.  Mr. Tao graduated from the New York University Stern School of Business.  Among other experience, qualifications, attributes and skills, Mr. Tao’s knowledge and experience in the investment industry and Asian market led to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our Company in light of our business and structure.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following table sets certain information about each of our executive officers and key employees as of March 22, 2012.

Name	Age	Position

Carrie B. Ferman	36	Chief Executive Officer
Eric J. Orme	37	Chief Technology Officer
Bradley T. Zimmer	33	Chief Operating Officer and General Counsel

Executive Officers

As of December 14, 2011, Greg M. Swayne resigned his position as our Chief Executive Officer. Additionally, on December 31, 2011, Shawn G. Meredith resigned her position as Chief Financial Officer. Effective December 14, 2011, the Board of Directors appointed Carrie B. Ferman as our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer. The Board of Directors also established an executive committee for the Company consisting of Carrie B. Ferman, Eric J. Orme, and Bradley T. Zimmer. The executive committee reports directly to the Board of Directors.

Carrie B. Ferman has been our Chief Executive Officer since December 14, 2011.  Prior to that, Ms. Ferman served as the Company’s Executive Vice President of Corporate Strategy & Business Development since July 2011.  From 2007 to 2011, she worked at NBC Universal, serving in several key roles including Vice President, Strategy for NBC Universal’s Local Media division with responsibilities that included revenue-generating business initiatives and cross-platform partnerships. Before joining NBC Universal, Ms. Ferman held finance, strategy and operations positions within several major U.S. media and entertainment companies including Time Warner, Inc. and The Walt Disney Company.  Ms. Ferman brings to Remark Media a broad range of discipline experience including television, film, publishing, cable distribution, and digital and social media.  Ms. Ferman holds an MBA from Dartmouth College and a BA in Economics from University of California, Los Angeles.

Eric J. Orme has been our Chief Technology Officer since November 2007. Prior to that, he has served as Director of IT and Operations at PCDI, LLC, since May 2004, and has been involved in information technology leadership in the web hosting, education technology and online media markets for the past fifteen years.  His technical background includes work for both start-ups and larger global corporations, including Georgia-Pacific, web.com, and Ashworth University.  Mr. Orme has been central in orchestrating the launch of the Company’s websites in China and Brazil.

Bradley T. Zimmer is our Chief Operating Officer, General Counsel and Corporate Secretary since December 14, 2011.  Prior to that, he served as our Executive Vice President, General Counsel and Corporate Secretary since December 2007.  Prior to that, he served as General Counsel and Corporate Secretary of The Convex Group, an entertainment and media company, and its subsidiary HowStuffWorks, Inc. from 2003 through the companies’ acquisition by Discovery Communications in December 2007.  Prior to The Convex Group, Mr. Zimmer was responsible for business strategy at Southeast Interactive Technology Funds, a venture capital firm focused on information technology and communications investments.  Mr. Zimmer holds a Bachelor of Arts in Public Policy and Juris Doctor from Duke University. He is a member of the American Bar Association and North Carolina State Bar, and is a member of the Boards of Directors of the Duke Law Alumni Association and several privately held companies.

CORPORATE GOVERNANCE MATTERS

Audit Committee

The Audit Committee of our Board of Directors is responsible for overseeing the qualifications, performance and independence of our independent auditors, the integrity of our financial statements and disclosures, the performance of our internal audit function and internal controls, and compliance with legal and regulatory requirements.  The Audit Committee currently consists of Theodore P. Botts (Chairman), Kai-Shing Tao and Scott Booth, all of whom are independent directors as defined in Rule 4200(a)(14) of the NASDAQ listing standards and Rule 10A(m)(3) of the Exchange Act.  The Board has determined that Mr. Botts qualifies as our “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Selection of Nominees for the Board of Directors

The Nominating Committee of our Board of Directors is responsible for establishing the procedures for our stockholders to nominate candidates to the Board of Directors.  There were no material changes in 2011 to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is designed to promote high standards of ethical conduct by our directors and employees.  The Code requires that our directors and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in Remark Media’s best interest.  It includes a code of ethics for our Chief Executive Officer, Controller, and persons performing finance and accounting functions.

As a mechanism to encourage compliance with the Code of Business Conduct and the Code of Ethics, we have established procedures to receive, retain, and address complaints received regarding accounting or auditing matters.  These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. In addition, the Board of Directors routinely reviews its own performance to ensure that the Board is acting in the best interests of Remark Media and its stockholders.

Our Code of Business Conduct and Ethics is available for review under the Corporate Governance section on our website at ir.remarkmedia.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission and NASDAQ.  Officers, directors and stockholders with 10% or more beneficial ownership interest in our common stock are also required by SEC rules to furnish us with copies of all such forms that they file.  Based solely on a review of the copies of forms received by Remark Media, or written representations from reporting persons, we believe that during 2011, all of our officers, directors and stockholders with 10% or more beneficial ownership interest in our common stock complied with applicable Section 16(a) filing requirements other than Scott Booth, who did not file a Form 4 upon becoming a director in December 2009, but filed a Form 4 in April 2011 reporting that he was a director.  Additionally, Mr. Booth did not file a Form 4 for the grant of 4,000 shares of restricted stock on February 2, 2011 which vested on December 31, 2011.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors approves all compensation and awards to the individuals included in the Summary Compensation Table (the “named executive officers”).  Annually, the Compensation Committee reviews the performance and compensation of the Chief Executive Officer (“CEO”), the Chief Operating Officer (“COO”) and the Chief Technology Officer (“CTO”), following discussions with the CEO, COO and CTO and, where it deems appropriate, other advisors, modifies executives’ compensation levels for the subsequent year.  For the remaining named executive officers, the CEO makes recommendations to the Compensation Committee for approval.

The Compensation Committee met three times in 2011.  The Compensation Committee’s charter provides that it will (i) develop, approve, and report to the Board regarding the Company’s overall compensation philosophy and strategy, (ii) establish corporate goals and objectives relevant to CEO compensation, evaluate the CEO’s performance in light of those goals and objectives, and determine and approve the CEO’s compensation level based on this evaluation, (iii) review and approve the compensation structure for the other executive officers and review and approve the CEO’s recommendations with respect to executive officers compensation, (iv) oversee CEO and executive succession planning and development, and (v) make recommendations to the Board with respect to director compensation.  In addition to the committee members, the CEO and other officers from the Company have been asked to attend meetings from time to time as the committee deems appropriate.  The Compensation Committee makes reports to the full Board of Directors based on its activities and, for certain activities, such as the determination of Board of Directors compensation, the Compensation Committee will make recommendations to the full Board for approval.

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

We offer a market-competitive base salary for executive positions so as to mitigate the volatility we might experience in our equity pricing.  It is our philosophy that bonuses are to be used to provide an added incentive to meet additional objectives which exceed ordinary expectations and not as salary itself, and, as such, bonuses are based on both individual and company-wide performance and objectives. Our stock-based compensation provides a means for our executives to obtain a degree of ownership in our Company in an attempt to align corporate and individual goals.  The issuance of equity compensation is generally a component of each officer’s total compensation package. However, there were some instances of equity compensation granted based on performance.

Elements of Compensation

During 2011, the compensation packages for our named executive officers included three principal elements:  base salary; cash bonuses; and equity incentive awards.

Base Salary. Base salary for our executives is determined based on the specific level and experience of the executive and responsibilities of his or her position.  Generally, the goal is to achieve a salary that is competitive with the salary for similar positions in similar industries within our Company’s geographic region.  The Compensation Committee reviews salaries during its annual review process when an increase, if any, is determined.  Any increase in salary for the named executive officers is subject to Compensation Committee approval.  In addition, base salaries may be adjusted, at the Compensation Committee’s discretion, to realign a particular salary with current market conditions.

Bonus. Bonuses are to be used to provide an added incentive to meet additional objectives which exceed ordinary expectations and not as salary itself, and, as such, bonuses are based on both individual and company-wide performance and objectives.

Equity Incentive Awards.  Granting equity incentive awards stock encourages our executives to focus on the Company’s long-term success. The Company generally grants two types of equity awards: Restricted Stock and Stock Options.

Restricted Stock:  The Company issues grants for restricted stock under the 2006 Equity Incentive Plan adopted April 13, 2006, and the 2010 Equity Incentive Plan adopted June 15, 2010 (collectively, the “Equity Incentive Plans”).  The number of restricted shares that vest or recipients receive is generally based on their particular position within the Company and achievement of certain performance metrics established by the Board.  All grants require the approval of the Compensation Committee of our Board of Directors.

Stock Options: The Company issues grants for stock options under the Equity Incentive Plans.  The number of grants recipients receive is generally based on their particular position within the Company.  All grants require the approval of the Compensation Committee of our Board of Directors.  In the event of a change in control in Remark Media, any unvested options held by each of our named executive officers will fully vest on the date of the change of control.

Change of Control or Termination Payments. Certain of the stock option awards to our named executive officers and certain other members of management contain provisions providing for any unvested options to fully vest on the date of a change in control in Remark Media.  If a change of control had occurred on December 31, 2011, the value of the options that would have vested was $0.4 million.

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid for services rendered to us and our subsidiaries in all capacities during the years ended December 31, 2011, and December 31, 2010, by our current principal executive officer (Principal Executive, Principal Financial and Principal Accounting Officer), and our two most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year.   In addition, the table presents the compensation awarded to our former Principal Executive Officer and Former Principal Financial Officer. The officers listed on the table set forth below are referred to collectively in this annual report as the named executive officers.

	Year	Salary ($)	Bonus ($)	Equity Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Carrie Ferman (3)	2011	$98,076	$-	$-	$189	$98,265
Current Chief Executive Officer	2010	-	-	-	-	-

Eric Orme (4)	2011	275,000	50,000	80,255	2,079	407,334
Chief Technology Officer	2010	250,000	-	356,400	-	606,400

Bradley Zimmer (5)	2011	200,000	-	77,375	1,725	279,100
Chief Operating Officer and General Counsel	2010	200,000	-	27,240	-	227,240

Gregory Swayne (6)	2011	287,500	-	78,207	105,983	471,690
Former Chief Executive Officer and Chairman	2010	300,000	-	356,400	-	656,400

Shawn Meredith (7)	2011	200,000	-	28,713	55,424	284,137
Former Chief Financial Officer	2010	200,059	-	-	-	200,059

(1)
Reflect the total grant date fair value for awards granted in 2011 and 2010 and do not reflect actual compensation realized by our named executive officers.  The aggregate grant date fair value of restricted stock and options awards granted within the fiscal year was determined in accordance with ASC 718 “Compensation, Stock Compensation”.

(2)
Includes payments for club membership dues, premiums paid on life insurance plan, short-term and long-term disability plans and health club membership dues. In addition, Greg Swayne’s all other compensation included an accrual of $100,000 related to the Separation and Release Agreement in addition to Cobra payments of $4,528 which will be paid in 2012. Ms. Meredith’s all other compensation included an accrual of $50,000 in addition to Cobra payments of $2,229 related to the Agreement and General Release which will be paid in 2012.

(3)
Effective December 14, 2011, Ms. Ferman was appointed by our Board of Directors as our Chief Executive Officer. Prior thereto, she was our Executive Vice President of Corporate Strategy & Business Development since July 2011.  Ms. Ferman’s compensation reflects her earnings for the full year of 2011.

(4)	Mr. Orme was paid a bonus of $50,000 during 2011.
(5)
Effective December 14, 2011, Mr. Zimmer was appointed by our Board of Directors as our Chief Operating Officer, General Counsel and Secretary. Prior thereto, he was our Executive Vice President, General Counsel and Secretary since December 2007.  Mr. Zimmer’s compensation reflects his earnings for the full year of 2011 and 2010.

(6)
Effective December 14, 2011, Mr. Swayne resigned his position as our Chief Executive Officer. Mr. Swayne’s all other compensation included an accrual of $100,000 related to the Separation and Release Agreement in addition to Cobra payments for $4,528 which will be paid in 2012.

(7)
Effective December 31, 2011, Ms. Meredith resigned her position as our Chief Financial Officer.  Ms. Meredith’s all other compensation included an accrual of $50,000 related to the Agreement and General Release in addition to Cobra payments of $2,229 related to the Agreement and General Release which will be paid in 2012.

Outstanding Equity Awards at Year-End 2011

The following table provides information about the number and value of unexercised options for the named executive officers as of December 31, 2011.  No named executive officers exercised any stock options during fiscal years 2011 or 2010 and no stock appreciation rights have been granted.

	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)

Carrie B. Ferman	-	-	-	-
Gregory M. Swayne	10,000	-	65.00	Aug. 23, 2016
Gregory M. Swayne	10,000	-	71.00	Oct. 10, 2017
Gregory M. Swayne	1,002	-	32.50	Aug. 12, 2018
Gregory M. Swayne	31,000	-	3.90	Nov. 5, 2019
Gregory M. Swayne	15,000	-	6.06	Sep. 21, 2020
Gregory M. Swayne	21,575	-	2.88	Feb. 25, 2021
Eric J. Orme	2,500	-	70.30	Nov. 9, 2017
Eric J. Orme	334	-	32.50	Aug. 12, 2018
Eric J. Orme	16,945	5,555	3.90	Nov. 5, 2019
Eric J. Orme	15,000	45,000	6.06	Sep. 21, 2020
Eric J. Orme	11,470	16,030	2.88	Feb. 25, 2021
Bradley Zimmer	5,000	-	65.00	Aug. 23, 2016
Bradley Zimmer	15,000	-	71.00	Oct. 10, 2017
Bradley Zimmer	501	-	32.50	Aug. 12, 2018
Bradley Zimmer	13,480	-	3.85	Nov. 20, 2019
Bradley Zimmer	4,022	4,998	3.85	Jul. 19, 2020
Bradley Zimmer	11,470	16,030	2.88	Feb. 25, 2021
Shawn Meredith	2,500	-	38.00	May 28, 2018
Shawn Meredith	2,500	-	32.50	Aug. 12, 2018
Shawn Meredith	334	-	32.50	Aug. 12, 2018
Shawn Meredith	15,829	-	3.85	Nov. 20, 2019
Shawn Meredith	6,250	-	2.88	Feb. 25, 2021

Employment Agreements

Carrie Ferman, Chief Executive Officer. Ms. Ferman’s employment is governed by a Letter Agreement effective as of July 27, 2011, which Ms. Ferman entered into when she commenced employment with the Company as Executive Vice President of Corporate Strategy & Business Development.  The Letter Agreement has a term that commences upon the commencement of employment and ends upon the termination of employment. Ms. Ferman’s initial base salary is $225,000 per year, and she is eligible for one-time bonuses ranging from $25,000 to $50,000 based upon the Company’s entering into specified sponsorship or partnering agreements.  Ms. Ferman will also receive a 2% commission, up to a total of $50,000, on net revenue over $1 million the Company receives from advertising and sponsorship agreements Ms. Ferman successfully completes.  Ms. Ferman is also entitled to participate in employee benefit plans to which she is eligible according to the Company’s policy.  Subject to the Board of Directors approval, the Company shall grant Ms. Ferman options to purchase 1% of the outstanding common stock of the Company at an exercise price equal to 100% of the fair market value on the date of the award and shall vest in sixteen equal amounts upon three-month anniversary of the Commencement date, over a period of four years. If the Company or Ms. Ferman terminates employment, all unvested options shall terminate with such termination.  If a Change in Control occurs, as defined in the Letter Agreement, all unvested options shall become fully vested as of the date of said Change in Control. If Remark Media terminates Ms. Ferman’s employment without cause (as defined in the Letter Agreement) and Ms. Ferman executes a release acceptable to Remark Media, Ms. Ferman will be entitled to amounts earned or vested as of her termination date, plus her base salary in effect as of her termination date and certain continuing medical benefits for a period of three months from the date of termination, plus one additional month for each year of her employment with the Company, up to a maximum of a combined total of 12 months.  The Letter Agreement also contains non-compete and non-solicitation covenants.

             Eric Orme, Chief Technology Officer.  Mr. Orme’s employment is governed by a Letter Agreement dated October 1, 2009, with a term of three years.  Mr. Orme’s initial base salary was $225,000 per year and increased to $250,000 per year effective January 1, 2010, and to $275,000 effective January 1, 2011, and will be reviewed annually thereafter by the Board for any discretionary merit-based increases.  Mr. Orme also received in 2011 a one-time bonus of $50,000,  Mr. Orme received and is entitled to receive option awards upon approval by the Board of Directors. All options vest automatically upon a change of control, as defined in the Letter Agreement.   Remark Media may terminate Mr. Orme’s employment on thirty days’ written notice, provided that the Company may provide continued base salary payments and medical benefits for all or a portion of the 30 day notice period in lieu of the notice.  Upon expiration of the term, the Letter Agreement will terminate, and, unless either party elects in writing not to continue Mr. Orme’s employment, he will become an at-will employee of the Company.  If Remark Media terminates Mr. Orme’s employment without cause (as defined in the Letter Agreement) and Mr. Orme executes a release acceptable to Remark Media, Mr. Orme will be entitled to amounts earned or vested as of his termination date, plus his base salary in effect as of his termination date and continuing medical benefits for a period of (a) nine months if he is terminated between October 1, 2010 and September 30, 2011, or (b) six months if he is terminated between October 1, 2011 and the end of the term of the employment agreement.  The Letter Agreement also contains non-compete and non-solicitation covenants. In the event of a Change in Control in Remark Media, any unvested options held by each of Mr. Orme will fully vest on the date of the Change of Control.

Gregory Swayne, Former Chief Executive Officer. On December 14, 2011, Gregory M. Swayne’s employment as Chief Executive Officer of Remark Media, Inc. terminated. Effective February 14, 2012, the Board approved a Separation and Release Agreement and Independent Contractor Agreement pursuant to which Mr. Swayne resigned his employment, and the Company agreed to compensate Mr. Swayne a total of $100,000 payable over a six-month period, and his COBRA insurance payments for the same, as of January 1, 2012, in exchange for specified consulting services and a release of the Company by Mr. Swayne.

Compensation of Non-Executive Directors

Our certificate of incorporation and bylaws specifically grant to our Board of Directors the authority to fix the compensation of the directors.  For 2011 service, we paid our non-executive directors the amounts set forth in the following table:

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Scott V. Booth	$41,409	$14,080	$-	$-	$55,489
Theodore P. Botts	38,909	14,080	-	-	52,989
Arthur F. Kingsbury (3)	36,409	14,080	-	-	50,489
Kai-Shing Tao	33,909	6,477	-	-	40,386
James Rosenstock (4)	-	-	-	-	-

(1)	Includes annual retainers for members of the Board of Directors, and the chairman of each of the Audit, Compensation and Nominating Committees.
(2)	Represents the fair value of restricted stock awards granted during 2011 and is measured based on the closing price of our stock as reported by NASDAQ on the grant date.
(3)	Mr. Kingsbury did not stand for reelection at the annual meeting of Stockholders which was held on December 30, 2011.
(4)	Mr. Rosenstock resigned his position as a director effective September 30, 2011 and received no compensation during 2011.

On February 2, 2011, our Board of Directors adopted a Director Compensation Plan for the year ended December 31, 2011, for its independent directors. The plan provides for the following:

Annual minimum cash retainer	$5,000
Annual restricted stock grant value	35,000
Total annual compensation	$40,000

In the event the Calculated Shares exceed 4,000, the value (calculated using the Per-Share Price) of the Calculated Shares in excess of 4,000 shall be added to the annual cash retainer.  In addition, the chairman of our Compensation and Nominating and Governance Committees receives additional cash compensation of $2,500 per year, and the chairman of our Audit Committee receives additional compensation of $5,000 per year.  The restricted stock grant is limited to the per share price for 4,000 shares.  We also reimburse all directors for the Company-related travel expenses in accordance with our Company-wide policy.

The terms for the payment of our independent director compensation include the following:

•	Cash retainers were paid quarterly in arrears.
•
Restricted stock was granted at the beginning of the year in an amount then equal to the specified cash value determined as the average of the first 15 trading days of the year, resulting in a per share value for our 2011 grant of $3.52.

•
The number of restricted stock shares granted was calculated by dividing $35,000 by the volume weighted average trading price of the Company’s common stock for the first fifteen trading days of 2011 (the “Per-Share Price”).  Since the resulting quotient exceeded 4,000 shares, the value (calculated using the Per-Share Price) of the shares in excess shall be added to the annual cash retainer.

•
Restricted stock vested in full on December 31 of the year of grant, contingent upon the recipient having attended at least 75% of board meetings held during the year; otherwise, vesting was prorated based on attendance.

On February 2, 2011, our independent directors, Messrs. Booth, Botts, Kingsbury and Tao each were granted 4,000 shares described above. The restricted stock granted to Messrs Booth, Botts, Kingsbury vested in full on December 31, 2011. Only 1,840 shares of the restricted stock granted to Mr. Tao vested on December 31, 2011 and the remainder was forfeited.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 22, 2012 for the following:
•	Each person or entity known to own beneficially more than 5% of the outstanding common stock;
•	Each director;
•	Each of the executive officers named in the Summary Compensation table; and,
•	All current executive officers and directors as a group.
Applicable percentage ownership is based on 6,367,072 shares of common stock outstanding as of March 22, 2012, together with applicable options for each stockholder.  Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares.  Common stock subject to options and warrants currently exercisable, or exercisable within 60 days after March 22, 2012, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person.  The address of each executive officer and director is c/o Remark Media, Inc., Six Concourse Parkway, Suite 1500, Atlanta, Georgia 30328.   For information relating to beneficial owners of greater than 5% of our common stock who are not insiders, we rely upon the reports filed by such persons or entities on Schedule 13G.

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percentage of Ownership

Discovery Communications, Inc. (1)	2,299,072	36.1%
One Discovery Place
Silver Spring, Maryland 20814

Jeffrey T. Arnold (2)	356,000	5.3%
3280 Peachtree Road Suite 600
Atlanta, Georgia 30305

Eastern Advisors Capital Group, Ltd. (3)	576,481	9.1%
c/o Caledonian Fund Services (Cayman) Limited
Caledonian House
69 Dr. Roy’s Drive
Grand Cayman KY1 – 1102
Cayman Islands

Capital Research Global Investors (4)	368,638	5.8%
333 South Hope Street
Los Angeles, California 90071

Special Situations Technology Fund II, L.P. (5)	588,888	9.2%
527 Madison Avenue, Suite 2600
New York, New York 10022

Special Situations Private Equity Fund, L.P. (5)	588,888	9.2%
527 Madison Avenue, Suite 2600
New York, New York 10022

Special Situations Technology Fund II. L.P. (5)	588,888	9.2%
527 Madison Avenue, Suite 2600
New York, New York 10022

Austin Marxe (6)	588,888	9.2%
527 Madison Avenue, Suite 2600
New York, New York 10022

David Greenhouse (6)	588,888	9.2%
527 Madison Avenue, Suite 2600
New York, New York 10022

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percentage of Ownership

Executive Officers and Current Directors:
Scott V. Booth (7)	626,566	9.8%
Theodore P. Botts (8)	18,827	*
Eric J. Orme (9)	63,148	1.0%
Gregory M. Swayne (10)	98,885	1.5%
Kai-Shing Tao (11)	4,909	*
Carrie B. Ferman (12)	14,690	*
Bradley T. Zimmer (13)	67,225	1.0%
All Executive Officers and Directors as a Group (7 People)	894,250	13.6%
* Represents less than 1%

(1)	Includes 2,294,072 shares of our common stock and 5,000 exercisable warrants beneficially owned by HowStuffWorks, Inc.
(2)	Includes 355,000 shares of our common stock that may be acquired upon the exercise of options and 1,000 shares owned directly by Mr. Arnold.

(3)
Based on information contained in Schedule 13D filed with the SEC on February 14, 2012, by Eastern Advisors Capital Group, LLC, Eastern Advisors Capital, Ltd. and Scott Booth.  All three parties shared voting and dispositive power over the shares.  The address for Eastern Advisors Capital Group, LLC and Scott Booth is 101 Park Avenue, 48th floor, New York, New York 10178.

(4)	Based on information contained in Schedule 13G/A filed with the SEC on February 14, 2012 by Capital Research Global Investors.
(5)
Includes 355,556, 166,666 and 66,666 shares of our common stock beneficially owned by Special Situations Technology Fund II, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P., respectively, all of which Funds are under common control.

(6)
Includes 355,556, 166,666 and 66,666 shares of our common stock beneficially owned by Special Situations Technology Fund II, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P., respectively, over which Messrs Marxe and Greenhouse could be deemed to have voting and dispositive power in their capacity as Managing Directors of the general partner of each such Funds.

(7)
Includes 576,481 shares of our common stock beneficially owned by Eastern Advisors Capital Group, Ltd., over which Mr. Booth could be deemed to have voting and dispositive power in his capacity as Managing Partner of Eastern Advisors Capital Group.  Includes 50,085 shares owned by Mr. Booth.

(8)	Includes 10,000 shares of our common stock that may be acquired upon the exercise of options. Includes 8,827 shares of our common stock owned by Mr. Botts.
(9)	Includes 57,046 shares of our common stock that may be acquired upon the exercise of options and 6,102 shares owned by Mr. Orme.
(10)	Includes 88,577 shares of our common stock that may be acquired upon the exercise of options and 10,308 shares owned by Mr. Swayne.
(11)	Represents 4,909 shares of our common stock owned by Mr. Tao.
(12)	Includes 14,690 shares of our common stock that may be acquired upon the exercise of options granted to Ms. Ferman.
(13)	Includes 62,071 shares of our common stock that may be acquired upon the exercise of options and 5,154 shares owned by Mr. Zimmer.

 Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2011 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our stockholders	989,192	$39.70	366,325
Equity compensation plans not approved by our stockholders	-	-	-
Total	989,192	$39.70	366,325

Our equity compensation plan consists of the 2010 Equity Plan and 2006 Equity Incentive Plan, both of which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence
Our Board of Directors is currently composed of four directors, three of whom our Board has determined to be independent on December 31, 2011 within the meaning of the NASDAQ Marketplace Rules.  These three directors are Messrs. Booth, Botts, and Tao.  As part of such determination of independence, our Board has affirmatively determined that none of these directors have any relationship with the Company that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

Related Party Transactions

Our policy regarding transactions with our officers, directors, principal stockholders and their affiliates is that they may be made on terms no less favorable to us than could have been obtained from unaffiliated third parties.  All transactions between us and our officers, directors, principal stockholders and their affiliates must be approved by our Audit Committee or a majority of the disinterested directors, and must continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

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

Stockholders Agreement

Corporate Governance.   Remark Media and HowStuffWorks have entered into a First Amendment to Amended and Restated Stockholders Agreement.  HowStuffWorks has the right to designate three directors of Remark Media (one of whom shall be an independent director), and HowStuffWorks has the right to designate the chairperson of the Nominating and Governance Committee. All shares of Remark Media owned by HowStuffWorks in excess of 45%

of the outstanding shares of Remark Media as of any applicable record date, if any, shall be voted in exact proportion to the vote of Remark Media stockholders other than HowStuffWorks.  HowStuffWorks will have the right to vote in its discretion its shares up to and including 45% of the outstanding shares as of any applicable record date.  Currently, Scott Booth is the only HowStuffWorks-designated member.

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

Registration Rights Agreements

In connection with the INTAC merger of 2007, we also entered into a registration rights agreement with HowStuffWorks that provides them the right to make three requests to us to register their shares on Form S-3, and unlimited requests to us to include shares on other registration statements filed by us. No such requests have been made.

Sharecare Transactions

On October 30, 2009, we entered into and effectuated a series of transactions with Sharecare, Inc.  As a result of these transactions, Remark Media received an equity stake in Sharecare, sold substantially all of the assets of its Daily Strength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare Web platform for its own businesses.  Additionally, Remark Media issued a promissory note to Sharecare, the majority of which was offset by services Remark Media provided to Sharecare.  Finally, Sharecare assumed certain Daily Strength liabilities, including the earn-out payment of up to $3.525 million under the merger agreement by which Remark Media acquired Daily Strength.

The original equity stake represented 20% of the company at the time of purchase.   Subsequent issuances of equity by Sharecare have reduced Remark Media ownership percentage in Sharecare to approximately 15.8% at December 31, 2011.

On November 17, 2010, Sharecare completed a sale of its equity securities to its founding stockholders.  Rather than purchase its pro rata share of equity securities offered in the financing, The Company purchased an option to purchase at a later date its pro rata share of Sharecare’s equity securities.  The Company purchased the option for a percentage of the purchase price of its pro rata share of equity securities offered in the financing which was to expire on July 30, 2011. The Company did not exercise the option.

Pursuant to the agreements, Remark Media performed services related to the design, development, hosting and related services necessary to launch and operate the Sharecare website through our direct activities and management of third party vendors.  The Company continued to provide services to Sharecare through December 31, 2011, at which time its agreement with Sharecare expired. The Company does not expect to provide any further significant development services to Sharecare in 2012. Under the License Agreement with Sharecare and each of ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC, Sharecare granted each of the other parties to the agreement a perpetual, fully paid, royalty-free, worldwide, non-transferable, non-exclusive quitclaim license to software, programs, business processes and methodologies developed and owned by Sharecare and deployed into production as the technical platform for the Sharecare website, but expressly excluding the “look and feel” elements of the Sharecare website.  The license includes the right to modify and adapt the technology to create derivative works and to use and combine the technology with other products and material.  No more than twice every six months for five years, each licensee may request from Sharecare, and Sharecare will provide and grant a license to the licensee, all then-existing derivative works of the technology Sharecare has developed.  The licensees may not use the licensed technology in or for the benefit of a business involved in the creation, aggregation, archiving, hosting or distribution of health and wellness information and content.  Sharecare granted the license in return for contributions from each of the licensees of assets valuable to Sharecare in the development and launch of its business.

Discovery Communications Services Agreement

In April 2010, the Company entered into a services agreement with Discovery Communications, LLC.  Discovery’s subsidiary HowStuffWorks is our largest stockholder.  The parties agreed that our Company would provide consulting services to Discovery as described in a statement of work, and any additional statement of work as may be entered into between the parties, in accordance with the specifications, payment schedule and timetable set forth in each statement of work. The agreement continued for 12 months from the effective date of the agreement or until the expiration of the last statement of work, whichever is longer.  Discovery could terminate the agreement without any further obligation to our Company in the event of a force majeure which lasts for a period of ten (10) consecutive days or fifteen (15) days in aggregate during any six-month period. The agreement expired on December 31, 2011 and we have not entered into any new agreements with Discovery for 2012.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of Auditor Fees and Pre-Approval Policy

Our Audit Committee has adopted a policy that requires pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm.  Under this policy, each year, at the time it engages the auditors, the Audit Committee pre-approves the audit engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year.  All other permitted non-audit services are required to be pre-approved by the Audit Committee on an engagement-by-engagement basis.  All of the auditor fees for the last two years, as detailed below, were pre-approved by the Audit Committee or full Board of Directors.  The Audit Committee may delegate its authority to pre-approve services to one or more of its members, whose activities are reported to the Audit Committee at each regularly scheduled meeting.

As disclosed in our 8-K filed with the SEC on December 20, 2011, the Company dismissed, its independent registered accounting firm PricewaterhouseCoopers LLP  on December 16, 2011  and engaged on the same day Cherry, Bekaert & Holland, L.L.P. as its new independent registered accounting firm.

The following table represents a summary of the fees billed for professional services rendered to Remark Media by Cherry, Bekaert & Holland L.L.P. for the annual audit of 2011 and by PricewaterhouseCoopers LLP for the reviews of Remark Media’s financial statements included in the quarterly reports on Form 10-Q for the years 2011 and 2010 and the annual audit of 2010.
	2011	2010
Audit-Related Fees	$279,000	$355,983
Other Fees	1,500	1,500
Total	$280,500	$357,483

Taxes services for 2011 and 2010 were not provided by Cherry Bekaert & Holland or PricewaterhouseCoopers LLP. Other fees are related to subscription fees associated with an online accounting research tool obtained from PricewaterhouseCoopers LLP.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year

Valuation allowance for deferred taxes:
Year ended December 31, 2011	$20,999,839	$2,317,930	$(108,090)	$23,209,679
Year ended December 31, 2010	19,081,594	1,922,775	(4,530)	20,999,829

The Company did not have an allowance for doubtful accounts at December 31, 2011 and 2010. There were no other accounts that should be reported under schedule II- Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remark Media, INC.

March 22, 2012	By:	/s/ Carrie B. Ferman
Carrie B. Ferman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Name	Title

/s/ Carrie B. Ferman	Chief Executive Officer	March 22, 2012
Carrie B. Ferman	(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

/s/ Scott V. Booth	Chairman of the Board of Directors	March 22, 2012
Scott V. Booth

/s/ Gregory M. Swayne	Director	March 22, 2012
Gregory M. Swayne

/s/ Theodore P. Botts	Director	March 22, 2012
Theodore P. Botts

/s/ Kai-Shing Tao	Director
Kai-Shing Tao

INDEX TO EXHIBITS

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

2.1
Agreement and Plan of Merger, dated as of April 20, 2006, among HowStuffWorks, Inc., HSW International, Inc. (now known as Remark Media, Inc.), HSW International  Merger Corporation and INTAC International, Inc.
		S-4/A	07/10/07	Annex A

2.2
First Amendment to Agreement and Plan of Merger, dated January 29, 2007, among HowStuffWorks, Inc. (now known as Remark Media, Inc.), HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.
		S-4/A	07/10/07	Annex B

2.3	Second Amendment to Agreement and Plan of Merger, dated August 23, 2007, among HowStuffWorks, Inc. (now known as Remark Media, Inc.), HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-1/A	01/14/08	2.3

2.4	Share Purchase Agreement among INTAC International, Inc., China Trend Holdings Ltd. and Wei Zhou, dated February 15, 2008	8-K	2/20/08	2.4

2.5†	Agreement and Plan of Merger dated as of November 26, 2008, by and among HSW International, Inc. (now known as Remark Media, Inc.), DS Newco, Inc., DailyStrength, Inc. and Douglas J. Hirsch	8-K	12/03/08	10.25

2.6 (1)	Asset Purchase Agreement by and among HSW International, Inc. (now known as Remark Media, Inc.), DailyStrength, Inc., DS Acquisition, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/09	10.28

2.7(1)	Agreement and Plan of Merger among Remark Media, Inc. Remark Florida, Inc. and Banks.com, Inc. dated February 26, 2012	8-K	2/28/12	2.1

3.1	Second Restated Certificate of Incorporation of Remark Media, Inc.				X

3.2	Second Amended and Restated Bylaws of HSW International, Inc. (now known as Remark Media, Inc.)	8-K	12/18/07	3.2

4.1	Specimen certificate of common stock of Remark Media, Inc.				X

4.2	HSW International 2006 Equity Incentive Plan	S-8	11/05/07	4.2

4.3	HSW International, Inc. 2010 Equity Plan	8-K	6/21/10	10.34

4.4	Registration Rights Agreement among HSW International, Inc. (now known as Remark Media, Inc.) , HowStuffWorks, Inc. and Wei Zhou dated as of October 2, 2007	8-K	10/09/07	10.6

4.5	Registration Rights Agreement among HSW International, Inc. (now known as Remark Media, Inc.) and American investors dated as of October 2, 2007	8-K	10/09/07	10.5

4.6**	Affiliate Registration Rights Agreement dated as of October 2, 2007	8-K	10/09/07	10.7

4.7	Common Stock Purchase Warrant dated March 4, 2011 issued to Theorem Capital LLC	8-K	3/10/11	4.6

4.8	Form of Warrant to Purchase Common Stock dated February 27, 2012 issued to investors	8-K	2/28/12	4.1

4.9	Warrant to Purchase Common Stock dated February 27, 2012 issued to Janney Montgomery Scott LLC	8-K	2/28/12	4.2

4.10	Registration Agreement dated February 27, 2012, among Remark Media, Inc. and the investors named therein	8-K	02/28/12	10.2

10.1	Amended and Restated Stockholders Agreement, dated as of January 29, 2007, among HowStuffWorks, Inc., HSW International, Inc. (now known as Remark Media, Inc.) and Wei Zhou	S-4/A	07/10/07	Annex H

10.2	First Amendment to Amended and Restated Stockholders Agreement, dated as of December 17, 2007, among HowStuffWorks, Inc., HSW International and (now known as Remark Media, Inc.) Wei Zhou	S-1/A	01/14/08	10.2

10.3	Contribution Agreement (PRC Territories) between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.), dated as of October 2, 2007	8-K	10/09/07	10.2

10.4	Contribution Agreement (Brazil) between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) dated as of October 2, 2007	8-K	10/09/07	10.1

10.5	Update Agreement between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) dated as of October 2, 2007	8-K	10/09/07	10.4

10.6	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and Ashford Capital	S-4/A	07/10/07	Annex I-c

10.7	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and Ashford Capital	S-1/A	01/14/08	10.11

10.8	Stock Purchase Agreement dated April 20, 2006 between HSW International (now known as Remark Media, Inc.) and Harvest 2004, LLC	S-4/A	07/10/07	Annex K

10.9	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International (now known as Remark Media, Inc.) and Harvest 2004, LLC	S-4/A	07/10/07	Annex L

10.10	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and the Purchasers named therein	S-4/A	07/10/07	Annex I-c

10.11	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and the purchasers named therein	S-1/A	01/14/08	10.11

10.12	Stock Purchase Agreement dated April 20, 2006 between HSW International, Inc. (now known as Remark Media, Inc.) and DWS Finanz-Service GmbH	S-4/A	07/10/07	Annex K

10.13	First Amendment to Stock Purchase Agreement dated January 29, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and DWS Finanz-Service GmbH	S-4/A	07/10/07	Annex L

10.14**	Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International, Inc. (now known as Remark Media, Inc.) and Jeffrey T. Arnold	S-4	03/14/07	10.11

10.14.1**	Amendment No. 1 to the Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International, Inc. (now known as Remark Media, Inc.) and Jeffrey T. Arnold	8-K	9/23/08	10.14
10.15	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) related to certain rights in India and Russia dated as of December 17, 2007	S-1/A	01/14/08	10.15

10.16	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) related to certain trademark rights dated as of December 17, 2007	S-1/A	01/14/08	10.16

10.17**	Employment Agreement dated October 16, 2001 between INTAC International, Inc. and Wei Zhou (filed by INTAC International, Inc., Commission File No 000-32621)	8-K	10/30/01	10.5

10.18
Share Purchase Agreement, dated January 29, 2007, among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou
		S-4/A	07/10/07	Annex R

10.19	First Amendment to Share Purchase Agreement dated as of August 23, 2007 among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou	S-1/A	01/14/08	10.19

10.20	Termination Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and HowStuffWorks, Inc., dated as of December 17, 2007	S-1/A	01/14/08	10.20

10.21	Stock Purchase Agreement between HSW International, Inc. (now known as Remark Media, Inc.) and the investors named therein, dated February 15, 2008	8-K	2/20/08	10.21

10.22**	Separation Agreement with J. David Darnell dated May 13, 2008	10-Q	5/15/08	10.22

10.23†**	2008 Executive Compensation Plan	8-K/A	1/16/09	10.23

10.24†	Content License Agreement dated September 17, 2008 between HSW International, Inc. (now known as Remark Media, Inc.) and World Book, Inc. and Amendment	10-Q	11/14/08	10.24

10.25	Form of Director and Officer Indemnification Agreement	8-K	1/16/09	10.1

10.26**	Letter Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Gregory Swayne dated September 28, 2009	10-Q	11/16/09	10.26

10.27**	Confidential Separation and Release Agreement dated as of September 28, 2009, by and between HSW International, Inc. (now known as Remark Media, Inc.) and Henry Adorno	10-Q	11/16/09	10.27

10.29	Subscription Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/09	10.29

10.30	Secured Promissory Note issued by HSW International, Inc. (now known as Remark Media, Inc.) to Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/09	10.30

10.31†	Letter Agreement for Services Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc., dated as of October 30, 2009	10-Q/A	1/22/10	10.31

10.31.1	First Amendment to the Letter Agreement for Services by and between Sharecare, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) dated December 30, 2009	8-K	1/7/10	10.31.1

10.31.2	Second Amendment to the Letter Agreement for Services by and between Sharecare Inc (now known as Remark Media, Inc.) and HSW International, Inc. dated June 30, 2010	10-Q	8/12/2010	10.35

10.32	License Agreement dated as of October 30, 2009, by and among HSW International, Inc. (now known as Remark Media, Inc.), Sharecare Inc. ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC	10-Q/A	1/22/10	10.31

10.33	Sublease Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc. dated as of March 30, 2010	8-K	4/5/10	10.33

10.34**	Letter Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Eric Orme	10-Q	5/14/10	10.34

10.37	Senior Revolving Credit Agreement dated March 4, 2011 between HSW International, Inc. (now known as Remark Media, Inc.) and Theorem Capital LLC	8-K	3/10/11	10.37

10.38	Revolving Promissory Note dated march 4, 2011 issued to Theorem Capital LLC	8-K	3/10/11	10.38

10.39†	Option to Purchase Shares of Common Stock between HSW International Inc. (now known as Remark Media, Inc.) and Sharecare Inc. dated November 17, 2010	10-K	3/29/11	10.39

10.40	Services Agreement effective as of April 19, 2010, between HSW International, Inc. (now known as Remark Media, Inc.) and Discovery Communications, LLC.	10-K	3/29/11	10.40

10.41**	Letter Agreement between HSW International, Inc. (now known as Remark Media, Inc.) and Carrie Ferman				X

10.42**	Separation and Release Agreement and Independent Contractor Agreement dated February 14, 2012 between Remark Media, Inc. and Gregory M. Swayne				X

10.43**	Separation and Release Agreement and Independent Contractor Agreement dated February 14, 2012 between Remark Media, Inc. and Shawn G. Meredith				X

10.44(1)	Purchase Agreement dated February 27, 2012, among Remark Media, Inc. and the investors named therein	8-K	02/28/12	10.1
14.1	HSW International, Inc. Amended and Restated Code of Business Conduct and Ethics	8-K	4/18/08	14.1

21.1	Subsidiaries				X

23.1	Consent of PricewaterhouseCoopers LLP				X

23.2	Consent of Cherry, Bekaert & Holland	X

31.1
Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended
X

32.1*
Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X *
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X
101.CAL*	XBRL Taxonomy Definition Linkbase	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

(1) Schedules and exhibits have been omitted from the exhibits. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit.  Copies will be provided to the Commission upon request.

† The registrant has requested confidential treatment with respect to certain portions of this exhibit.  Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

* These exhibits are furnished to the SEC as accompanying documents and are not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these Sections nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K