Form 10-Q
period 2012-03-31
Remark Media, Inc.
filed 2012-05-15
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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
Yes ☐  No ☒

At May 14, 2012, the number of common shares outstanding was 6,415,477.

The total number of pages is 21

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REMARK MEDIA, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in U.S. Dollars)

	March 31, 2012	December 31, 2011

Assets

Current assets
Cash and cash equivalents	$4,174,076	$1,531,502
Trade accounts receivable, net	17,524	21,730
Trade accounts receivable due from affiliates	-	302,129
Prepaid expenses and other current assets	258,698	393,989
Total current assets	4,450,298	2,249,350

Property and equipment, net	597,283	364,386
Investment in unconsolidated affiliate	2,179,727	905,852
Licenses to operate in China	100,000	100,000
Intangibles	16,429	16,429
Other long-term assets	100,000	100,000
Total assets	$7,443,737	$3,736,017

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$148,226	$93,806
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	336,930	547,569
Total current liabilities	570,901	727,120

Long-term liabilities
Deferred tax liability	25,000	25,000
Other long-term liabilities	302,500	290,714
Total Liabilities	898,401	1,042,834

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 6,383,072 and 5,422,295 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6,383	5,422
Additional paid-in-capital	105,523,453	101,444,780
Accumulated other comprehensive income	11,148	16,881
Accumulated deficit	(98,995,648)	(98,773,900)
Total stockholders’ equity	6,545,336	2,693,183
Total liabilities and stockholders’ equity	$7,443,737	$3,736,017

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(Expressed in U.S. Dollars)

	Three Months Ending March 31,
	2012	2011

Operating revenue
Brands	$24,111	$36,477
Content and platform services to affiliates	-	1,509,597
Total revenue	24,111	1,546,074

Cost of services	-	1,075,874

Gross margin	24,111	470,200

Operating expenses
Selling, general and administrative expenses (including stock-based compensation expense of $229,183 and $222,665 in 2012 and 2011, respectively)	1,472,774	1,609,087
Depreciation and amortization expense	25,467	68,267
Total operating expenses	1,498,241	1,677,354

Loss from operations	(1,474,130)	(1,207,154)

Other income (expense)
Interest (expense)	(24,684)	(11,195)
Other income (expense)	3,191	(4,182)
Total other expense	(21,493)	(15,377)

Loss before income taxes and gain (loss) from equity-method investments	(1,495,623)	(1,222,531)
Proportional share in loss of equity-method investments, net of taxes	(918,880)	-
Change of interest gain of equity-method investments, net of taxes (Note 3)	2,192,755	(430,717)

Net loss	$(221,748)	$(1,653,248)

Net loss per share
Net loss per share, basic and diluted	$(0.04)	$(0.31)

Basic and diluted weighted average shares outstanding	5,775,289	5,388,289

Comprehensive loss
Net loss	$(221,748)	$(1,653,248)
Net change in cumulative transaction adjustment, net of tax	(5,733)	1,890

Total comprehensive loss	$(227,481)	$(1,651,358)

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	Three Months Ending March 31,
	2012	2011

Cash flows from operating activities:
Net cash used in operating activities	$(943,781)	$(754,694)
Cash used in operating activities	(943,781)	(754,694)

Cash flows from investing activities:
Purchases of property, equipment and software	(256,999)	(198,913)
Cash used in investing activities	(256,999)	(198,913)

Cash flows from financing activities:
Proceeds from issuance of equity securities	4,251,500	-
Stock issuance costs	(401,049)	-
Debt Issuance Costs	-	(20,000)
Cash provided by (used in) financing activities	3,850,451	(20,000)

Net change in cash and cash equivalents:	2,649,671	(973,607)
Impact of foreign currency translation on cash	(7,097)	1,890
Cash and cash equivalents at beginning of period	1,531,502	4,843,893
Cash and cash equivalents at end of period	$4,174,076	$3,872,176

	Three Months Ending March 31,
	2012	2011

Supplemental disclosure of cash flow information

Other non-cash financing and investing activities
Debt issuance costs in the form of warrants	$-	$128,104
Stock issuance costs in the form of warrants	$133,567	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA INC. and SUBSIDIARIES
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

Who We Are

Remark Media, Inc., formerly HSW International, Inc., (“Remark Media” or the “Company”) is a global digital media company incorporated in Delaware and headquartered in Atlanta, with additional operations in New York, Beijing and São Paulo. The Company is comprised of two distinct and complementary segments: “Brands” and “Content and Platform Services”.

Remark Media is listed on The NASDAQ Capital Market and is currently in compliance with its listing standards.  The Company transferred its listing from The NASDAQ Global Market on May 31, 2011.

Brands

Our Brands segment consists of next-generation digital media properties that we develop, own and operate.  The segment presently includes our translated and localized editions of HowStuffWorks.com in China and Brazil, and our personal finance destination, “DimeSpring”. Additionally, the digital media businesses we acquire through the expected Banks.com Merger will become a part of our Brands segment. See “Banks.com Merger” below.

Content and Platform Services

Our Content and Platform Services segment provides third-party clients with content, design, and development services for their websites as well as advisory services and custom technology solutions. We also offer licensing of our proprietary web publishing and social media platforms. Our digital architects, developers and designers aim to construct a seamless connection between content and technology to create solutions that build consumer awareness, promote content engagement and foster brand-customer interactions.  Our prospective client base includes leading media and entertainment companies as well as Fortune 500 brands and boutique businesses. Engagements under the Content and Platform segment included the development and launch of the Dr. Oz website (http://doctoroz.com) for Sharecare (http://www.sharecare.com) and the development and launch of Curiosity Online for Discovery Communications (http://www.curiosity.com).

Funding and Liquidity Considerations

On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share. The warrants were valued using the Black-Scholes method at $3.77 per share and classified as equity. The Company also paid an additional $0.1 million for stock issuance costs. The stock issuance costs which amounted to $0.4 million along with the value of the warrants issued to the placement agent of $0.13 million were charged to additional paid in capital.

As of March 31, 2012, the Company’s total cash and cash equivalents balance was approximately $4.2 million. The Company believes that its cash balance will be sufficient to meet its cash requirements for at least the next twelve months. The Company has incurred net losses in the three months ended March 31, 2012 and in each fiscal year since its inception and has an accumulated deficit of $98.9 million as of March 31, 2012. The Company had minimal revenues in the first quarter of 2012 due to its completion of certain agreements under the Content and Platform Services segment at the end of 2011. The Company is currently focused on building and acquiring wholly-owned digital media properties for its Brands segment and will continue to pursue new services agreements with new customers for its Content and Platform Services segment in 2012.

Banks.com Merger

On February 26, 2012, the Company entered into an agreement and plan of merger with Banks.com, Inc. (BNNX.PK), pursuant to which Banks.com will become a wholly-owned subsidiary of Remark Media (the “Banks.com Merger”). Banks.com is a leading financial services portal operating a unique breadth and depth of financial products and services. Upon the closing of the merger, which is subject to standard conditions to closing including the approval of the Banks.com shareholders, Remark Media will issue up to 702,784 shares of Common Stock to the shareholders of Banks.com, plus $300,000 in cash, as consideration for the merger.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying interim condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2012. You should read the unaudited condensed consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as with Remark Media’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company has determined that its interest in Sharecare is not a VIE.  Additionally, the Company believes that it is able to exercise significant influence over Sharecare due to its level of interest ownership and its representation on Sharecare’s Board of Directors. Accordingly, the equity method of accounting is used to account for the investment in Sharecare.

Significant Accounting Policies

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

Revenue Recognition

The Company generally recognizes revenue when services are provided and if the revenue arrangements meet the criteria set forth in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, namely when a persuasive evidence of an arrangement exists; services have been provided; fees are fixed or determinable; and collectability is reasonably assured.

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

Content and Platform Services. Revenue from Content and Platform services is recognized during the period services related to the design, development, hosting, and related web services are performed.  Revenue is recorded on a gross versus net basis when Remark Media bears the risk of loss related to the services performed, the majority of which relates to services performed by the Company’s resources. The Company may also recognize content and platform services revenue on certain projects using a percentage of completion method.  Sales are calculated based on the total costs incurred to date divided by total estimated costs at completion times the contract price.

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

Software Development Costs

In accordance with ASC 350-40, “Internal Use Software” and ASC 350-50, “Web Development Costs”, the Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.3 million and $0.1 million, at March 31, 2012 and December 31, 2011, respectively and are included in “Property, equipment and software” in the consolidated balance sheet. Internally developed software and website development costs will be amortized utilizing the straight-line method over a period of three years, the expected period of the benefit. There was no amortization recorded for these costs during 2012 as these projects were not complete at March 31, 2012.

Stock-Based Compensation

In according with ASC 718, “Compensation, Stock Compensation”, the Company measures stock-based compensation at the grant date based on the calculated fair value of the award.  The Company recognizes the expense over the recipient’s requisite service period, generally the vesting period of the award.  The Company estimates the fair value of stock options at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under its stock plans. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate among others, impact the fair value estimate.  These assumptions generally require significant analysis and use of judgment and estimates to develop. Options vest based on meeting a minimum service period or performance condition. Restricted stock grants are recorded using the fair value of the granted shares based on the market value at the grant date.  In addition, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards board ("FASB”) issued Accounting Standard Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other” (Topic 350), (“ASU 2011-08”) which simplifies how entities test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this ASU in the first quarter 2012 and the adoption had no material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income Topic 220” – “Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income to net income, in both net income and other comprehensive income. The standard does not change the current option for presenting components of other comprehensive income (“OCI”) gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. In December 2011, the FASB issued ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The FASB has deferred those changes in order to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company adopted these updates in the first quarter 2012 and the adoption had no impact on its financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)” – “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”  (ASU 2011-04). The amendments in this ASU result in common fair value measurement disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments include a clarification of the FASB’s intent about the application of existing fair value measurement requirements and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company adopted the update in the first quarter of 2012 and the adoption had no material impact on its financial position, results of operations or cash flows.

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

3.  INVESTMENT IN SHARECARE

As of March 31, 2012, Remark Media owns approximately 11.3% of the outstanding common stock of Sharecare. The Company accounts for its equity interest in Sharecare under the equity method of accounting, as Remark Media has the ability to exercise significant influence over Sharecare due to its seat on the Sharecare board of directors. Under this method, the Company records its proportionate share of Sharecare’s net income or loss based on the financial results of Sharecare. The Company continues to evaluate the facts and circumstances related to its investment to assess the need for change in its accounting method in future periods.

During the first quarter of 2012, Sharecare issued additional equity in exchange for assets. As a result, Remark Media recorded a gain of $2.2 million in the first quarter of 2012 due to the change in interest ownership.

The difference between the carrying amount of Remark Media’s investment balance in Sharecare and its proportionate share of Sharecare's underlying net assets was approximately $1.4 million as of March 31, 2012.  The difference is characterized as goodwill and is subject to review in accordance with ASC 323 – “Investments – Equity Method and Joint Ventures” for other than temporary decline in value. The investment balance in Sharecare reflects the intercompany profit elimination.

The following table shows selected financial data of Sharecare including Remark Media’s proportional share of net loss in Sharecare prior to the elimination of our portion of intercompany profit included in Sharecare’s earnings for the three months ended March 31, 2011 of approximately $40 thousand. There was no intercompany profit for the three months ended March 31, 2012:

	Three Months Ended March 31,
	2012	2011
Revenues	$4,508,683	$2,732,918
Gross profit	4,108,426	2,269,194
Loss from operations	(6,520,495)	(2,262,616)
Net loss	(6,604,942)	(2,358,323)
Proportional share of investee loss	$(918,880)	$(388,887)

4.  SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Because of Remark Media’s integrated business structure, operating costs included in one segment can benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.  Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment.  Corporate expenses include, among other items: corporate-level general and administration costs, technology costs and on-going maintenance charges; share-based compensation expense related to stock and stock option grants; depreciation and amortization expense; impairment loss, if any, and interest expense and income.

The Company has reported two segments for the three months ended March 31, 2012 and 2011: Brands (formerly digital online publishing) and Content and Platform Services (formerly web platform services). The Brands segment consists of the websites related to the operations in Brazil and China and generates revenues from advertisers based in the respective countries. The Content and Platform Services segment consisted in 2011 of the services provided to Remark Media’s affiliates, Sharecare and Discovery. These services are related to the design, development, hosting and related services necessary to launch and operate websites for Sharecare and Discovery through the Company’s direct activities and management of third party vendors. There were no services provided related to this segment in 2012.

Operating results regarding reportable segments for the three months ended March 31, 2012 and 2011 are presented in the following tables:

	Brands	Content and Platform Services	Corporate	Total

Three Months Ended March 31, 2012

Revenue	$24,111	$-	$-	$24,111

Operating loss	(38,448)	-	(1,435,682)	(1,474,130)
Interest expense	-	-	(24,684)	(24,684)
Other income including gain from equity-method investments	3,486	-	1,273,580	1,277,066
Loss from operations	$(34,962)	$-	$(186,786)	$(221,748)

	Brands	Content and Platform Services	Corporate	Total

Three Months Ended March 31, 2011

Revenue	$36,477	$1,509,597	$-	$1,546,074

Operating (loss) income	(223,198)	436,541	(1,420,497)	(1,207,154)
Interest expense	-	-	(11,195)	(11,195)
Other expense including loss from equity-method investments	(4,182)	-	(430,717)	(434,899)
(Loss) income from operations	$(227,380)	$436,541	$(1,862,409)	$(1,653,248)

Total assets regarding reportable segments at March 31, 2012 and December 31, 2011 are presented in the following table:

	March 31, 2012	December 31, 2011

Total assets:
Content and Platform Services	$-	$302,129
Brands	428,992	118,503
Business segments	428,992	420,632
Corporate	7,014,745	3,315,385
Total assets	$7,443,737	$3,736,017

5.  DEBT

Credit Facility

On March 4, 2011, the Company entered into a senior revolving credit agreement with Theorem Capital, LLC (the "Lender") pursuant to which the Lender extended Remark Media a line of credit of up to $1.0 million expiring on March

3, 2012, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. The Lender received a warrant to purchase 65,359 shares of Remark Media common stock with an exercise price of $3.06 per share in connection with entering into the credit agreement. The Company recorded the fair value of the warrants using the Black-Scholes valuation technique in the amount of $0.13 million as debt issuance costs in the first quarter of 2011 and was amortized during the term of the agreement. As such, the debt issuance costs were fully amortized at March 31, 2012. The Company did not have any outstanding balance at March 31, 2012 and no interest expense was incurred during the term of the agreement. On March 3, 2012, the agreement expired and the Company chose not to request an additional one-year extension.  The warrants were exercised on April 2, 2012. As a result, the Company issued 32,405 common shares in connection with the Lender’s cashless exercise of the warrants and subsequently no warrants remain outstanding related to this agreement.

6.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

Issuance of Common Shares

As stated in Note 1 of the condensed consolidated financial statements, in February 2012, the Company issued 944,777 common shares and warrants to acquired 236,194 common shares through a private placement in exchange of cash in the amount of $4.25 million. The warrants have a term of five years and six months and are not exercisable during the first six months after issuance. The exercise price of the warrants is $6.81 per share. The Company determined the fair value of the warrants at $4.87 per share using the Black-Scholes method. Because the common shares were issued in conjunction with the warrants in exchange for the proceeds received, and both securities were classified as equity, the Company was required to allocate proceeds between the common shares and the warrants based on their relative fair values. As a result, the Company allocated $0.67 million to the value of the warrants and $3.58 million to the value of the common shares. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share. The warrants were valued using the Black-Scholes method at $3.77 per share and classified as equity. The Company also paid an additional $0.1 million for stock issuance costs. The stock issuance costs which amounted to $0.4 million along with the value of the warrants issued to the placement agent of $0.13 million were charged to additional paid in capital.

 Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended March 31,
	2012	2011

Loss per share:
Net loss	$(221,748)	$(1,653,248)

Weighted average shares outstanding	5,775,289	5,388,289

Net loss per share, basic and diluted	$(0.04)	$(0.31)

Common shares and dilutive securities:
Weighted average shares outstanding	5,775,289	5,388,289

Dilutive securities	-	-

Total common shares and dilutive securities	5,775,289	5,388,289

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.  The number of anti-dilutive shares outstanding excluded from the calculation above was 1,489,003 and 1,115,538 for the quarters ended March 31, 2012 and 2011, respectively.

Stock-Based Compensation

Remark Media has authorized 800,000 shares under the 2006 Equity Incentive Plan adopted April 13, 2006 (the “2006 Plan”), and an additional 525,000 shares authorized under the 2010 Equity Incentive Plan adopted June 15, 2010, and modified on December 30, 2011 (the “2010 Plan”), for grant as part of long-term incentive plans to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the 2006 and 2010 Plans have been granted to its officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

In accordance with the current authoritative guidance, the Company measures stock-based compensation cost at the grant date based on the fair value of the award, and recognizes it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was approximately $0.23 million and $0.22 million, respectively. For the three months ended March 31, 2012, an expense of $49 thousand was included in the stock compensation expense related to the modification in the terms of exercising of 66,575 shares of stock option grants. As of March 31, 2012, unrecognized compensation expense relating to non-vested stock options approximated $1.4 million, which we expect to recognize through 2015.  During the three months ended March 31, 2012, Remark Media granted options to purchase 220,222 shares at an exercise price of $6.05. The fair value of grant options vesting during the three months ended March 31, 2012 and 2011 was approximately $0.14 million and $0.07 million, respectively. Additionally, the Company granted 16,000 shares of restricted stock related to director compensation plans for 2012.  Through March 31, 2012, no options have been exercised under the 2006 Plan or the 2010 Plan.

7.  RELATED PARTY TRANSACTIONS

On October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare, a related party.  As a result of these transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for its own businesses.  Additionally, the Company issued a promissory note to Sharecare, all of which was settled by services the Company provided to Sharecare during 2009.  As of March 31, 2012, Remark Media owned approximately 11.3% of the outstanding common stock of Sharecare.

Jeff Arnold, a former member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., the Company’s largest stockholder, is a significant stockholder of Sharecare.

The Company’s service agreement with Sharecare expired on December 31, 2011. As a result, the Company did not have any revenues generated from Sharecare during the first quarter of 2012. The Company’s revenue from Sharecare for the three months ended March 31, 2011 totaled approximately $1.1 million.   Additionally, there were no amounts due from Sharecare at March 31, 2012.

In April 2010, the Company entered into an agreement with Discovery Communications, LLC, an affiliated entity, to provide website development services to Discovery. The agreement expired in December 31, 2011.  As a result, the Company did not have any revenues generated from Discovery during the first quarter of 2012. The Company’s Content and Platform Services revenue from Discovery, an affiliated entity, for the three months ended March 31, 2011 totaled approximately $0.4 million, and there were no amounts due from Discovery at March 31, 2012.

In March 2010, the Company entered into a 24-month sublease agreement with Sharecare for rental of our corporate headquarters in Atlanta, Georgia, effective March 1, 2010.  On August 1, 2011, the Company mutually agreed to end the sublease agreement prior to the contracted termination date. Rent expense related to this agreement for the three months ended March 31, 2011, was approximately $0.1 million.

As of March 31, 2012, the Company had an outstanding liability due to its affiliate, Discovery, of approximately $0.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q.  Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business, the likelihood of our success in closing upon and achieving the desired benefits from the Banks.com Merger and our assumptions regarding the regulatory environment and international markets, include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may” and similar expressions are forward-looking statements.  Although these statements are based upon reasonable assumptions, they are subject to risks and uncertainties that are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2011. These forward-looking statements represent our estimates and assumptions only as of the date of this filing and are not intended to give any assurance as to future results.  As a result, undue reliance should not be placed on any forward-looking statements.  We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws.

Business Overview and Recent Events

Remark Media, Inc., formerly HSW International, Inc., (“Remark Media” or the “Company”) is a global digital media company focused on developing, owning and operating next-generation digital platforms that combine traditional web publishing and social media, with the goal of revolutionizing the way people search and exchange information over the Internet. The Company also offers a suite of content and platform services that provide its clients with opportunities to build consumer awareness, promote content engagement and foster brand-customer interactions.

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

The Company was incorporated in Delaware in March 2006 and is headquartered in Atlanta with additional operations in New York, Beijing and São Paulo.

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

On February 26, 2012, the Company entered into an agreement and plan of merger with Banks.com, Inc. (BNNX.PK), pursuant to which Banks.com will become a wholly-owned subsidiary of Remark Media (the “Banks.com Merger”). Banks.com is a leading financial services portal operating a unique breadth and depth of financial products and services. Upon the closing of the merger, which is subject to standard conditions to closing including the approval of the Banks.com shareholders, Remark Media will issue up to 702,784 shares of Common Stock to the shareholders of Banks.com, plus $300,000 in cash, as consideration for the merger.

Our Strategy

Through 2011, we dedicated our resources mainly to the development and operations of Sharecare and our international businesses. At the start of 2012, our operating obligations to Sharecare came to an end and we made a strategic decision to shift our focus to the U.S. market which we believe holds larger near-term opportunity.

Going forward, we intend to develop, wholly-own and operate U.S.-based digital properties leveraging our past investment in the Sharecare platform, for which we maintain rights of use, as well as leveraging new platforms currently in development. The beta launch of our personal finance site DimeSpring and the expected Banks.com Merger provide evidence of this shift in strategy. We will also seek to grow our Content and Platform Services as resources allow.

The completion of our obligation to Sharecare in addition to our strategic shift resulted in the Company reporting minimal revenue for the three months ended March 31, 2012, derived from our Brands segment. During the course of 2012, we expect to offset the loss in revenue through the growth of our new assets. We do continue to maintain an equity stake in Sharecare which we account for under the equity method of accounting.

Our Operations

Domestic

Brands.  In the first quarter of 2012, we launched the beta version of DimeSpring.com, a U.S.-focused personal finance website that intends to utilize rich content and advice from a wide array of professionals to build a community of people interested in managing life’s financial hurdles and opportunities. DimeSpring is part of a larger product strategy to leverage our experience and expertise to create leading destination websites that offer a dynamic online experience around a given topic with access to relevant content and subject matter experts. Assets obtained through the expected Banks.com Merger will complement DimeSpring and serve to build a network of personal finance digital media businesses. We are investing in technology, editorial staff, sales and marketing to support this initiative. It is our goal to expand into more vertical categories through both the in-house development of new websites and acquisitions of websites and digital products.

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

Sharecare Investment.  Although Remark Media is no longer providing services for Sharecare, the Company maintains equity ownership in the venture.  As of March 31, 2012, we own approximately 11.3% of Sharecare and have representation on Sharecare’s board of directors.  We account for our investment in Sharecare under the equity method of accounting for investments and we record our proportionate share of Sharecare’s net income or loss in our consolidated statements of operations under gain or loss from equity-method investments.

International

During 2011, we implemented certain cost-savings measures in our Brazil and China operations in connection with a strategic shift towards operations in the United States. We believe that the value of our international assets will be recognized over a longer term horizon, as online advertising markets develop for Brazil and China and the websites’ traffic fundamentals improve.

ComoTudoFunciona (http://hsw.com.br) is Brazil’s online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from Remark Media’s São Paulo operations. Revenue generated from our operations in Brazil was flat at approximately $0.02 million during the three months ended March 31, 2012 and 2011. Brazil revenues and operating results are included in the Brands reporting segment. We do not expect to see major growth in our Brazil operations in the near term unless we increase investment in the brand.

BoWenWang (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc.  As a result of our cost cutting measures implemented in China in September 2011, we experienced a decline in revenues in the first quarter of 2012 as compared to the first quarter of 2011. Revenue generated from our operations in China was minimal during the first quarter ended March 31 2012. China revenues and operating results are included in the Brands reporting segment. We do not expect to see major growth in our China operations in the near term unless we increase investment in the brand.

Results of Operations

The following table sets forth our operations for the three months ended March 31, 2012 and 2011:

	Three Months Ending March 31,
	2012	2011

Operating revenue
Brands	$24,111	$36,477
Content and platform services to affiliates	-	1,509,597
Total revenue	24,111	1,546,074

Cost of services	-	1,075,874

Gross margin	24,111	470,200

Operating expenses
Selling, general and administrative expenses	1,472,774	1,609,087
Depreciation and amortization expense	25,467	68,267
Total operating expenses	1,498,241	1,677,354

Loss from operations	(1,474,130)	(1,207,154)

Other income (expense)
Interest expense	(24,684)	(11,195)
Other income (expense)	3,191	(4,182)
Total other expense	(21,493)	(15,377)

Loss before income taxes and gain (loss) in equity-method investments	(1,495,623)	(1,222,531)
Proportional share in loss of equity-method investments, net of taxes	(918,880)	(430,717)
Change of interest gain of equity-method investments, net of taxes	2,192,755	-

Net loss	$(221,748)	$(1,653,248)

Net loss per share
Net loss per share, basic and diluted	$(0.04)	$(0.31)

Basic and diluted weighted average shares outstanding	5,775,289	5,388,289

Segment Data
We monitor and analyze our financial results on a segment basis for reporting and management purposes, as presented in Note 4 to the accompanying condensed consolidated financial statements.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance.

Our Brands segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries.  The operating results for services performed under the Sharecare and Discovery services agreements are included in the Content and Platform Services segment.

Revenue
Total revenue for the three months ended March 31, 2012 was approximately $24 thousand, a decrease of approximately $1.5 million from the same period in 2011. All revenue generated in the first quarter 2012 was related to the Brands segment, while 98% of our revenue in the first quarter of 2011 was generated from the Content and Platform Services segment.  The major decrease was due to the fact that all of our content and platform service agreements expired in December 2011 and we did not renew or enter into new service agreements with our customers under the Content and Platform Services segment.

Cost of Services
Cost of services includes the ongoing third-party costs to acquire original content, translate and localize content for our Brands segment from English to Portuguese and Chinese, as well as costs incurred to support our Content and Platform Services segment including labor, content and third party platform support services. As we did not generate revenues from the Content and Platform Services segment, we did not have any cost of sales charges during the first quarter of 2012. Cost of services for the three months ended March 31, 2011 was $1.1 million.

Operations - Selling, General and Administrative Expenses
Our total selling, general and administrative expenses in the first quarter of 2012 were approximately $1.5 million, compared to approximately $1.6 million in the same period of 2011. The decrease is related to the impact of cost cutting measures implemented in our domestic and international operations.

Interest Expense
Interest expense for the three months ended March 31, 2012 and 2011 was $0.02 million and 0.01 million, respectively. These amounts reflect the amortization of debt issuance costs in connection with our revolving credit facility entered into in March 2011 which expired in March 2012. The debt issuance costs were fully amortized in the first quarter of 2012.

Loss from Equity-Method Investments and Change of Interest Gain
We account for our investment in Sharecare under the equity method of accounting.  During the three months ended March 31, 2012, we recorded a gain of $2.2 million as a result of the change in interest ownership in Sharecare.  Additionally, we recorded a loss of $0.9 million which represents our share in Sharecare’s loss in the first quarter of 2012. For the three months ended March 31, 2011, our loss in Sharecare was 0.4 million. We continually evaluate the facts and circumstances related to our investment in Sharecare to assess the need for change in our accounting method in future periods.

Recent Accounting Pronouncements
Recent accounting pronouncements are summarized in Note 2 to the accompanying notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents was $4.2 million at March 31, 2012, compared to $1.5 million at December 31, 2011.  The increase in cash is primarily due to the proceeds provided through the equity funding completed in February 2012 partially offset by use of cash to fund our operations. Our cash on hand at March 31, 2011 was $3.9 million.

	Three Months Ended March 31,
	2012	2011

Cash flows used in operating activities	$(943,781)	$(754,694)
Cash flows used in investing activities	(256,999)	(198,913)
Cash flows provided by (used in) financing activities	3,850,451	(20,000)
Net change in cash and cash equivalents	2,649,671	(973,607)
Impact of currency translation on cash	(7,097)	1,890
Cash and cash equivalents at beginning of year	1,531,502	4,843,893
Cash and cash equivalents at end of period	$4,174,076	$3,872,176

Non-cash financing and investing activities	$133,567	$128,104

Cash flows from operations
Our net cash used in operating activities during the three months ended March 31, 2012, increased by $0.2 million compared to the same period in the prior year due to a major decrease in revenues and operating income partially offset by a decrease in expenses as a result of our continued cost monitoring measures.

Cash flows from investing activities
During the three months ended March 31, 2012, our net cash used in investing activities was approximately $0.3 million compared to $0.2 million for the same period in 2011. The cash used in investing activities in the first quarter of 2012 was related to costs of website development activities. For the first quarter of 2011, the cash used in investing activities was related to the use of tenant improvement allowances related to the lease of our corporate headquarters.

Cash flows from financing activities
For the three months ended March 31, 2012, the net cash provided by financing activities consists of the cash proceeds of $4.25 million provided through the equity financing transaction completed in February 2012 partially offset by payments of stock issuance costs of $0.4 million. For the three months ended March 31, 2011, net cash used in financing activities was $20,000 for debt issuance costs related to our revolving credit agreement.

Non-cash financing and investing activities
For the three months ended March 31, 2012, the Company issued warrants to the placement agent as part of the stock issuance costs associated with the issuance of capital for cash completed in February 2012. The fair value of these warrants was $0.1 million at the date of issuance and was reported under non-cash investing and financing activities in the statement of cash flows. For the three months ended March 31, 2011, there was approximately $0.13 million in non-cash financing activities related to the warrants issued in conjunction with the revolving credit agreement entered into in March 2011 and expired in March 2012.

On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock. The warrants have a term of five years and six months and are not exercisable during the first six months after issuance. We determined the fair value of the warrants at $4.87 per share using the Black-Scholes method. Because the common shares were issued in conjunction with the warrants in exchange for the proceeds received, and both securities were classified as equity, we were required to allocate the proceeds between the common shares and the warrants based on their relative fair values. As a result, we allocated $0.67 million to the value of the warrants and $3.58 million to the value of the common shares. The Company also paid a placement agent fee of 7% of the proceeds of the offering or approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share. The warrants were valued using the Black-Scholes method at $3.77 per share and classified as equity. The stock issuance costs which amounted $0.4 million along with the value of the warrants issued to the placement agent of $0.13 million were charged to additional paid in capital.

As of March 31, 2012, the Company’s total cash and cash equivalents balance was approximately $4.2 million. The Company believes that its cash balance will be sufficient to meet its cash requirements for at least the next twelve months. The Company has incurred net losses in the three months ended March 31, 2012 and in each fiscal year since its inception and has an accumulated deficit of $99 million as of March 31, 2012. The Company had minimal revenues in the first quarter of 2012 as it continues to pursue development and growth for its new portfolio of websites in 2012.

On March 4, 2011, we entered into a senior revolving credit agreement with Theorem Capital, LLC (the “Lender”) pursuant to which the Lender extended to us a line of credit of up to $1.0 million expiring on March 3, 2012, subject to renewal by the Lender, at its sole discretion, for an additional one-year period. The Lender received a warrant to purchase 65,359 shares of our common stock with an exercise price of $3.06 per share in connection with entering into the credit agreement. We recorded the fair value of the warrants using the Black-Scholes valuation technique in the amount of $0.13 million as debt issuance costs in the first quarter of 2011 and was amortized during the term of the agreement. As such, the debt issuance costs were fully amortized at March 31, 2012. The Company did not have any outstanding balance at March 31, 2012 and no interest expense was incurred during the term of the agreement. On March 3, 2012, the agreement expired and the Company chose not to request an additional one-year extension. The warrants were exercised on April 2, 2012. As a result, we issued 32,405 common shares in connection with the Lender’s cashless exercise of the warrants and subsequently no warrants remain outstanding related to this agreement.

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

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant. We do not use financial instruments for trading purposes. We do not use any derivative financial instruments to mitigate any of our currency risks. The net assets of our foreign operations at March 31, 2012, were approximately $0.1 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2012. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended,  is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO (Principal Executive Officer, Principal Financial and Principal Accounting Officer), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO (Principal Executive Officer, Principal Financial and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

For a discussion of risk factors, see “Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31,2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share. The warrants were valued using the Black-Scholes method at $3.77 per share and classified as equity. The Company also paid an additional $0.1 million for stock issuance costs. The stock issuance costs which amounted to $0.4 million along with the value of the warrants issued to the placement agent of $0.13 million were charged to additional paid in capital.

All shares of common stock and warrants were issued pursuant to exemptions under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit
Number	Description of Document

31.1
Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended

32.1*	Certification by the Principal Executive Officer, Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

_________________________

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

REMARK MEDIA, INC.

Date: May 14, 2012	By:	/s/ Carrie B. Ferman
Carrie B. Ferman
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer