Form 10-Q
period 2012-06-30
Remark Media, Inc.
filed 2012-08-09
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

At August 8, 2012, the number of common shares outstanding was  7,117,744.

The total number of pages is 31

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$2,327,465	$1,531,502
Trade accounts receivable, net	146,291	21,730
Trade accounts receivable due from affiliates	-	302,129
Prepaid expenses and other current assets	294,427	393,989
Total current assets	2,768,183	2,249,350
Property and equipment, net	814,287	364,386
Investment in unconsolidated affiliate	1,587,460	905,852
License to operate in China	100,000	100,000
Intangibles assets, net	1,876,429	16,429
Goodwill	1,593,495	-
Other long-term assets	148,686	100,000
Total assets	$8,888,540	$3,736,017

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$682,938	$93,806
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	322,166	547,569
Current portion of capital lease obligations	109,121	-
Total current liabilities	1,199,970	727,120
Long-term liabilities
Deferred tax liabilities	25,000	25,000
Other long-term liabilities	325,909	290,714
Capital lease obligations, less current portion	355,087	-
Total liabilities	1,905,966	1,042,834
Commitments and contingencies	-	-
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares
authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized,
7,117,744 and 5,422,295 issued and outstanding
at June 30, 2012 and December 31, 2011, respectively	7,118	5,422
Additional paid-in-capital	108,131,200	101,444,780
Accumulated other comprehensive income	12,327	16,881
Accumulated deficit	(101,168,071)	(98,773,900)
Total stockholders’ equity	6,982,574	2,693,183
Total liabilities and stockholders’ equity	$8,888,540	$3,736,017

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating revenue
Brands	$33,003	$29,534	$57,114	$66,012
Content and platform services to affiliates	-	1,251,622	-	2,761,220
Total revenue	33,003	1,281,156	57,114	2,827,232

Operating expenses
Sales and marketing	83,462	5,124	107,160	17,014
Content, technology and development	371,791	863,858	699,015	2,156,000
General and administrative (including stock-
based compensation expense of $220,774 and
$149,085 for the three months ended June 30, 2012
and 2011, respectively and $449,957 and $371,750
for the six months ended June 30, 2012 and 2011,
respectively	1,132,322	1,280,356	2,254,176	2,661,289
Depreciation and amortization expense	27,056	60,924	52,524	129,190
Total operating expenses	1,614,631	2,210,262	3,112,875	4,963,493

Operating loss	(1,581,628)	(929,106)	(3,055,761)	(2,136,261)

Other income (expense)
Interest expense	(2,441)	(37,026)	(27,125)	(49,368)
Other income	3,915	4,256	7,107	1,222
Total other income (expense)	1,474	(32,770)	(20,018)	(48,146)

Loss before gain (loss) from equity-method
investments	(1,580,154)	(961,876)	(3,075,779)	(2,184,407)
Proportional share in loss of equity-method
investments	(894,502)	(458,110)	(1,813,382)	(888,827)
Change of interest gain of equity-method
investments (Note 3)	302,235	407,376	2,494,990	407,376

Net loss	$(2,172,421)	$(1,012,610)	$(2,394,171)	$(2,665,858)

Net loss per share
Net loss per share, basic and diluted	$(0.34)	$(0.19)	$(0.39)	$(0.49)

Basic and diluted weighted average
shares outstanding	6,414,200	5,424,455	6,089,553	5,398,428
Comprehensive loss
Net loss	$(2,172,421)	$(1,012,610)	$(2,394,171)	$(2,665,858)
Cumulative translation adjustments	1,179	8,372	(4,554)	10,262
Total comprehensive loss	$(2,171,242)	$(1,004,238)	$(2,398,725)	$(2,655,596)
The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net cash used in operating activities	$(2,230,677)	$(1,574,005)
Cash used in operating activities	(2,230,677)	(1,574,005)

Cash flows from investing activities:
Purchases of property, equipment and software	(451,834)	(226,438)
Increase in restricted cash	-	(100,000)
Cash paid for acquisition of businesses, net of cash acquired	(371,189)	-
Cash used in investing activities	(823,023)	(326,438)

Cash flows from financing activities:
Proceeds from issuance of equity securities	4,251,500	-
Proceeds from ongoing capital raising	-	100,000
Stock issuance costs	(401,049)	-
Debt issuance costs	-	(20,000)
Cash provided in financing activities	3,850,451	80,000

Net change in cash and cash equivalents:	796,751	(1,820,443)
Impact of foreign currency translation on cash	(788)	1,890
Cash and cash equivalents at beginning of period	1,531,502	4,843,893
Cash and cash equivalents at end of period	$2,327,465	$3,025,340

	Six Months Ended June 30,
	2012	2011
Supplemental disclosure of cash flow information

Acquisition of businesses:
Fair value of assets acquired	$3,842,577	$-
Less liabilities assumed	(1,023,619)	-
Total purchase price	$2,818,958	$-

Cash consideration	$431,250	-
Consideration in the form of stock	2,387,708	-
Total acquisition consideration	$2,818,958	$-

	Six Months Ended June 30,
Other non-cash financing and investing activities	2012	2011
Debt issuance costs in the form of warrants	$-	$128,104
Stock issuance costs in the form of warrants	133,567	-
Common shares issued for acquisition of business	2,387,708	-

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

Who We Are

Remark Media, Inc.  (“Remark Media” or the “Company”) is a global digital media company incorporated in Delaware and headquartered in Atlanta, with additional operations in New York, Beijing and São Paulo. The Company is comprised of two distinct and complementary segments: “Brands” and “Content and Platform Services”.

Remark Media is listed on The NASDAQ Capital Market and is currently in compliance with its listing standards.  The Company transferred its listing from The NASDAQ Global Market on May 31, 2011.

Brands

Our Brands segment consists of next-generation digital media properties that we develop, own and operate.  As of the end of the second quarter 2012, this segment included our translated and localized editions of HowStuffWorks.com in China and Brazil, our personal finance destination, “DimeSpring” and the digital media businesses we acquired through the Banks.com merger completed on June 28, 2012. For more details, see “Banks.com Merger” below.

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

As of June 30, 2012, the Company’s total cash and cash equivalents balance was approximately $2.3 million. The Company has incurred net losses with a substantial negative cash flow from operations in the six months ended June 30, 2012 and in each fiscal year since its inception and has an accumulated deficit of $101.2 million as of June 30, 2012. The Company had minimal revenues in the first two quarters of 2012 due to its completion of certain agreements under the Content and Platform Services segment at the end of 2011. Since that time, the Company has been focused on building and acquiring wholly-owned digital media properties for its Brands segment and pursuing new services agreements with new customers for its Content and Platform Services segment. On June 28, 2012, the Company acquired Banks.com and its subsidiaries including their revenue arrangements. However, no other new

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

customers have been secured nor have any revenues been generated through the date of filing of this document.  Based on the Company’s current financial projections, we believe we have sufficient existing cash resources to fund operations through October 2012.  The Company plans to fund its future operations through revenue growth in the Brands and Content and Platform Services segments. However, current revenue growth expectations are not sufficient to sustain operations. As such, the Company must obtain additional equity financing and/or divest of certain assets or components of our business, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that could be obtained would substantially dilute existing stockholders.  There is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. There can be no assurance that we will be successful at raising capital, generating more revenues or divesting any of our assets. Any failure by us to successfully implement these plans would have a material adverse effect on our business, including the possible inability to continue operations.

Banks.com Merger

On February 26, 2012, the Company entered into an agreement and plan of merger with Banks.com, Inc. (“Banks.com”), pursuant to which Banks.com became a wholly-owned subsidiary of Remark Media (the “Banks.com Merger”). Banks.com is a leading financial services portal operating a unique breadth and depth of financial products and services. The Company completed the acquisition on June 28, 2012 pursuant to which Remark Media issued approximately 702,267 shares of Common Stock to the shareholders of Banks.com, plus $300,000 in cash, as consideration for the merger. Also, on the effective date of the merger, the Company paid $131,250 in settlement of a promissory note in the amount of $125,000 which matured on June 28, 2012 and related unpaid interest.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying interim condensed consolidated financial statements for the three and six months ended June  30, 2012 and 2011 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America(“GAAP”). Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2012. You should read the unaudited condensed consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as with Remark Media’s consolidated financial statements and accompanying notes included in the Company’s Form 10-Q for the quarter ended March 31, 2012 and the Annual Report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of Remark Media and its subsidiaries (1) HSW Brasil – Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, (4) BoWenWang Technology (Beijing) Limited Liability Company, (5) Banks.com, (6) Intersearch Corporation services, (7) My Stock Fund, and (8) My Dotted Ventures. Banks.com, Intersearch Corporation Services, MyStockFund and MyDottedVentures are wholly-owned subsidiaries acquired through the Banks.com’s acquisition completed on June 28, 2012. The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

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

The Company has determined that its interest in Sharecare, Inc. (“Sharecare”) is not a VIE.  Additionally, the Company believes that it is able to exercise significant influence over Sharecare due to its level of interest ownership and its representation on Sharecare’s Board of Directors. Accordingly, the equity method of accounting is used to account for the investment in Sharecare.

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

Operating Expenses

In the second quarter 2012, and in light of the change in RemarkMedia’s business strategy, the Company revised the presentation of operating expenses in its consolidated statements of operations and has completed the reclassification of the consolidated statements of operations for the prior year periods presented. Beginning with the second quarter 2012, the Company’s operating expenses reflect sales and marketing; content, technology and development; general and administrative; and depreciation and amortization. Sales and marketing expenses include all selling and marketing expenses such as promotions, public relations and compensation of our sales and marketing departments. Content, technology and development expenses include costs of translating and localizing content and acquiring original content written by third-parties as well as costs associated with the design, development, hosting of websites in addition to user acquisition and user retentions and compensation of our technology, content, product and web design departments which does not qualify to be capitalized. General and administrative expenses include all legal, finance, accounting and administrative expenses such as professional fees and facilities costs. Depreciation and amortization include the depreciation of our acquired fixed assets and amortization of software and definite-lived intangible assets.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

Purchase Price Allocations

Occasionally, the Company enters into material business combinations.  In accordance to ASC 805, “Business Combinations”, the purchase price is allocated to the various assets acquired and liabilities assumed based on their estimated fair value.  Fair values of assets acquired and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal of tangible and intangible assets.  Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, equipment, software, and definite- or indefinite-lived intangible assets. The Company used ASC 805 in the allocation of assets acquired and liabilities assumed in the recent acquisition of Banks.com. Refer to Note 4 for further details.

Software Development Costs

In accordance with ASC 350-40, “Internal Use Software” and ASC 350-50, “Web Development Costs”, the Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.4 million and $0.1 million, at June 30, 2012 and December 31, 2011, respectively and are included in “Property, equipment and software” in the condensed consolidated balance sheet. Internally developed software and website development costs will be amortized utilizing the straight-line method over a period of three years, the expected period of the benefit. There was no amortization recorded for these costs during 2012 as these projects were not complete at June 30, 2012.

Stock-Based Compensation

In accordance with ASC 718, “Compensation, Stock Compensation”, the Company measures stock-based compensation at the grant date based on the calculated fair value of the award.  The Company recognizes the expense over the recipient’s requisite service period, generally the vesting period of the award.  The Company estimates the fair value of stock options at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under its stock plans. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate among others, impact the fair value estimate.  These assumptions generally require significant analysis and use of judgment and estimates to develop. Options vest based on meeting a minimum service period or performance condition. Restricted stock grants are recorded using the fair value of the granted shares based on the market value at the grant date.  In addition, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

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

3.  INVESTMENT IN SHARECARE

As of June 30, 2012, Remark Media owns approximately 10.9% of the outstanding common stock of Sharecare. The Company accounts for its equity interest in Sharecare under the equity method of accounting, as Remark Media has the ability to exercise significant influence over Sharecare due to its seat on the Sharecare board of directors. Under this method, the Company records its proportionate share of Sharecare’s net income or loss based on the financial results of Sharecare. The Company continues to evaluate the facts and circumstances related to its investment to assess the need for change in its accounting method in future periods.

During the first and second quarters of 2012, Sharecare issued additional equity in exchange for assets. As a result, Remark Media recorded a gain of $0.3 million and $2.5 million in the three and six months ended June 30, 2012 due to the change in interest ownership. Sharecare had not completed a valuation of the recent issuance of common shares by the filing date of this report. As such, the amount of gain recorded in the second quarter is an estimate based on the last valuation completed by Sharecare in December 2011 and is subject to change in future periods.

The difference between the carrying amount of Remark Media’s investment balance in Sharecare and its proportionate share of Sharecare's underlying net assets was approximately $1.3 million as of June 30, 2012.  The difference is characterized as goodwill and is subject to review in accordance with ASC 323 – “Investments – Equity Method and Joint Ventures” for other than temporary decline in value. The investment balance in Sharecare reflects the intercompany profit elimination.

The following table shows selected financial data of Sharecare including Remark Media’s proportional share of net loss in Sharecare prior to the elimination of our portion of intercompany profit included in Sharecare’s earnings for the three and six months ended June 30, 2011 of approximately $41 thousand and $83 thousand, respectively. There was no intercompany profit for the three and six months ended June 30, 2012:

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$8,203,771	$2,916,372	$12,712,454	$5,649,289
Gross profit	7,474,905	2,369,878	11,583,331	4,639,072
Loss from operations	(7,514,540)	(2,449,770)	(14,035,035)	(4,712,385)
Net loss	(7,565,642)	(2,606,362)	(14,170,584)	(4,964,685)
Proportional share of investee loss	(894,502)	(417,178)	(1,813,382)	(806,065)

4. ACQUISITIONS

On June 28, 2012, Remark Media completed the merger (the “Merger”) contemplated by the Agreement and Plan of Merger dated as of February 26, 2012, among the Company, Banks.com and Remark Florida, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub merged with and into Banks.com and Banks.com survived the Merger as a wholly-owned subsidiary of Remark Media.  At the effective time of the Merger, each share of the outstanding common stock of Banks.com was converted into the right to receive 0.0258 shares of Remark Media common stock, for an aggregate of 670,815 shares of Remark Media common stock.  The outstanding shares of Banks.com preferred stock, including all accrued and unpaid dividends as of the date of closing of the Merger on such preferred stock, a Note and a Warrant, all of which are held by Daniel M. O’Donnell, President and Chief Executive Officer of Banks.com, and his affiliates, were converted into cash in the aggregate amount of $300,000 and the right to receive 31,452 shares of Remark Media common stock.  In connection with the Merger, Banks.com issued an Amended and Restated Promissory Note in the principal amount of $125,000 to Mr. O’Donnell and his wife which matured on June 28, 2012. The Company settled the cash consideration of $300,000 on the date of closing and $131,250 in settlement of the promissory note in the principal amount of $125,000 and related interest.

Allocation of purchase price

The application of purchase accounting under ASC 805 – “Business Combinations”, requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of acquired various assets and assumed liabilities such as contracts, customer relationships, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: available market data, future expected cash flows; current replacement cost for similar capacity for certain assets; and appropriate discount rates and growth rates.

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses.  Goodwill, which is not amortizable and not tax deductible, resulting from the acquisitions discussed below was assigned to the Brands segment.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

Tangible assets
Current assets	$281,038
Fixed assets	54,358
Other long-term assets	53,686
Total tangible assets	389,082

Intangible assets
Customer relationships	680,000
Domain names	1,180,000
Goodwill	1,593,495
Total intangible assets	3,453,495

Liabilities assumed	(1,023,619)
Total consideration	$2,818,958

The total consideration of the transaction was $2.8 million comprised of the fair value of 702,267 common shares calculated based on the quoted price of $3.40 per share, $300,000 in cash and $131,250 in cash paid to settle the promissory note in the principal amount of $125,000 and related unpaid interest. The acquisition was accounted for under the purchase method and accordingly, the purchase price was allocated to the assets and liabilities based on their estimated fair values on the date of the acquisition. The aggregate purchase price allocation table below is subject to change in future periods as the Company has not yet completed its review of the current assets and liabilities.

The acquisition transactions costs incurred in the six months ended June 30, 2012 were all expensed and totaled $0.2 million. These expenses are included under the general and administrative expenses in the consolidated statements of operations for the three and six months ended June 30, 2012.  Banks.com’s revenue since the acquisition effective date through the end of the three and six months ended June 30, 2012 totaled approximately $12 thousand and has been included in the Company’s consolidated statements of operations for those periods.

The table below reflects a summary of the unaudited pro forma results of operations data for three and six months ended June 30, 2012 and 2011 as if Remark Media and Banks.com and its subsidiaries had been combined as of January 1, 2012 and 2011, respectively. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited pro forma results of operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$878,142	$2,696,539	$1,929,618	$6,185,618
Operating loss	(1,696,952)	(1,193,560)	(3,170,048)	(2,255,298)
Net loss	(2,466,342)	(1,297,237)	(2,804,709)	(2,888,905)

5.  SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

performance.  Because of Remark Media’s integrated business structure, operating costs included in one segment can benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.  Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment.  Corporate expenses include, among other items: corporate-level general and administration costs, content, design, technology costs and on-going maintenance charges; share-based compensation expense related to stock and stock option grants; depreciation and amortization expense; impairment loss, if any, and interest expense and income.

The Company has reported two segments for the three and six months ended June 30, 2012 and 2011: Brands (formerly digital online publishing) and Content and Platform Services (formerly web platform services). The Brands segment consists of the business related to the Banks.com acquisition completed on June 28, 2012 which generates revenues in the United States and the websites related to the operations in Brazil and China which generate revenues from advertisers based in the respective countries. The Content and Platform Services segment consisted in 2011 of the services provided to Remark Media’s affiliates, Sharecare and Discovery, Inc. (“Discovery”). These services are related to the design, development, hosting and related services necessary to launch and operate websites for Sharecare and Discovery through the Company’s direct activities and management of third party vendors. There were no services provided related to this segment in 2012.

Operating results regarding reportable segments for the three months and six months ended June 30, 2012 and 2011 are presented in the following tables:

	Brands	Content and Platform Services	Corporate	Total
Three Months Ended June 30,
2012
Revenue	$33,003	$-	$-	$33,003

Operating loss	(82,396)	-	(1,499,232)	(1,581,628)
Interest expense	(2,441)	-	-	(2,441)
Other income (expense) including
loss on equity-method investment	1,673	-	(590,025)	(588,352)
Net loss	$(83,164)	$-	$(2,089,257)	$(2,172,421)

	Brands	Content and Platform Services	Corporate	Total
Three Months Ended June 30,
2011
Revenue	$29,534	$1,251,622	$-	$1,281,156

Operating (loss) income	(199,726)	423,538	(1,152,918)	(929,106)
Interest expense	-	-	(37,026)	(37,026)
Other income (expense) including
loss on equity-method investment	3,785	-	(50,263)	(46,478)
Net (loss) income	$(195,941)	$423,538	$(1,240,207)	$(1,012,610)

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

	Brands	Content and Platform Services	Corporate	Total
Six Months Ended June 30,
2012
Revenue	$57,114	$-	$-	$57,114

Operating loss	(120,843)	-	(2,934,918)	(3,055,761)
Interest expense	-	-	(27,125)	(27,125)
Other income including
loss on equity-method investment	5,160	-	683,555	688,715
Net loss	$(115,683)	$-	$(2,278,488)	$(2,394,171)

	Brands	Content and Platform Services	Corporate	Total
Six Months Ended June 30,
2011
Revenue	$66,012	$2,761,220	$-	$2,827,232

Operating (loss) income	(422,923)	860,110	(2,573,448)	(2,136,261)
Interest expense	-	-	(49,368)	(49,368)

Other expense including loss on equity-method investment	(377)	-	(479,852)	(480,229)
Net (loss) income	$(423,300)	$860,110	$(3,102,668)	$(2,665,858)

Total assets regarding reportable segments at June 30, 2012 and December 31, 2011 are presented in the following table:

	June 30, 2012	December 31, 2011

Total assets:
Content and Platform Services	$-	$118,503
Brands	4,559,677	302,129
Business segments	4,559,677	420,632
Corporate	4,328,863	3,315,385
Total assets	$8,888,540	$3,736,017

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

6. CAPITAL LEASES

On December 7, 2010, Banks.com entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”) consisting of an agreement to assign the domain name, banks.com, to Domain Capital in exchange for $0.6 million in cash and a Lease Agreement to lease back the domain name from Domain Capital for a five year term. Effective June 28, 2012, Banks.com became a wholly-owned subsidiary of Remark Media and according to the Agreement and Plan of Merger, Remark Media assumed all outstanding liabilities on the effective date of close. As of June 30, 2012, total obligations under this agreement were $0.5 million, $0.1 million of which is included under the current portion of capital lease obligations and the remainder is included under capital lease obligations, net of current portion of the Company’s consolidated balance sheets at June 30, 2012. The following table represents the approximate future minimum capital lease payments due under this agreement as of June 30, 2012:

Capital Lease
Commitments

July 2012 through December 2012	$85,644
2013	171,287
2014	171,287
2015	171,287
Total commitments	599,505
Interest on capital leases	(135,297)
Present value of minimum capital lease payments	$464,208

7. COMMITMENTS AND CONTINGENCIES

On July 23, 2012, a complaint was filed by FOLIOfn, Inc. (“FOLIOfn”), against the Company’s subsidiary MyStockFund Securities, Inc. (“MyStockFund”), in a patent infringement case (FOLIOfn, Inc. v.MyStockFund Securities, Inc., Civil Action No., Case No. 2:12cv00402 (RAJ)(DEM), United States District Court for the Eastern District of VA). The complaint alleges that MyStockFund has infringed six U.S. Patents held by FOLIOfn relating to investment methods. The complaint seeks injunctive relief, damages, pre-judgment interest, and attorneys' fees. The Company believes that MyStockFund has meritorious defenses to the complaint, and MyStockFund will contest the claims vigorously.

In addition, the Company is engaged from time to time in certain legal disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the likelihood of a loss contingency relating to the ultimate disposition of this dispute or to the proceedings disclosed in this Note 7 is remote. When the likelihood of a loss contingency becomes at least reasonably possible with respect to this dispute or the proceedings disclosed in this Note 7, or, as applicable in the future, if there is at least a reasonable possibility that a loss exceeding amounts already recognized may have been incurred, we will revise our disclosures in accordance with the relevant authoritative guidance.

Additionally, the Company will accrue liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company will review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made.

8.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

Issuance of Common Shares

As stated in Note 1 of the condensed consolidated financial statements, in February 2012, the Company issued 944,777 common shares and warrants to acquire 236,194 common shares through a private placement in exchange of cash in the amount of $4.25

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

million. The warrants have a term of five years and six months and are not exercisable during the first six months after issuance. The exercise price of the warrants is $6.81 per share. The Company determined the fair value of the warrants at $4.87 per share using the Black-Scholes method. Because the common shares were issued in conjunction with the warrants in exchange for the proceeds received, and both securities were classified as equity, the Company was required to allocate proceeds between the common shares and the warrants based on their relative fair values. As a result, the Company allocated $0.67 million to the value of the warrants and $3.58 million to the value of the common shares. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share. The warrants were valued using the Black-Scholes method at $3.77 per share and classified as equity. The Company also paid an additional $0.1 million for stock issuance costs. The stock issuance costs which amounted to $0.4 million along with the value of the warrants issued to the placement agent of $0.13 million were charged to additional paid in capital.

In addition, as discussed in Note 1 and Note 4 of the condensed consolidated financial statements, on June 28, 2012, the Company issued 702,267 shares of common stock pursuant to the acquisition of Banks.com. The Company recorded the fair value of the common stock at $3.40 per share based on the closing price of Remark Media’s common stock on the effective date of the acquisition. On April 2, 2012, the Company issued 32,405 common shares in connection with the cashless exercise of the warrants to purchase 65,359 issued in 2011 in connection with the debt agreement entered into with Theorem Capital which expired in March 2012.

 Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Loss per share:
Net loss	$(2,172,421)	$(1,012,610)	$(2,394,171)	$(2,665,858)

Weighted average shares outstanding	6,414,200	5,424,455	6,089,553	5,398,428

Net loss per share, basic and diluted	$(0.34)	$(0.19)	$(0.39)	$(0.49)

Common shares and dilutive securities:
Weighted average shares outstanding	6,414,200	5,424,455	6,089,553	5,398,428
Dilutive securities	-	-	-	-

Total common shares and dilutive securities	6,414,200	5,424,455	6,089,553	5,398,428

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.  The number of anti-dilutive shares outstanding excluded from the calculation above was  1,435,349 and 1,115,538 for the six periods ended June 30, 2012 and 2011, respectively.

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

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

In accordance with the current authoritative guidance,  the Company measures stock-based compensation cost at the grant date based on the fair value of the award, and recognizes it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended June 30, 2012 and 2011 was approximately $0.22 million and $0.15 million, respectively. For the six months ended June 30, 2012 and June 30, 2011, stock-based compensation expense was $0.45 million and $0.37 million, respectively. An expense of $49 thousand was included in the stock compensation expense for the six months ended June 30, 2012 related to the modification in the terms of exercising of 66,575 shares of stock option grants in the first quarter of 2012.  As of June 30, 2012, unrecognized compensation expense relating to non-vested stock options approximated $1.2 million, which we expect to recognize through 2015.   During the six months ended June 30, 2012,  Remark Media granted options to purchase 241,927 shares at a weighted average exercise price of $5.83.  The grant date fair value of grant options vesting during the three months ended June 30, 2012 and 2011 was approximately $0.18 million and $0.11 million, respectively and during the six months ended June 30, 2012 and 2011 was approximately $0.33 million and $0.17 million respectively. Additionally, the Company granted 16,000 shares of restricted stock related to director compensation plans for 2012.  Through June 30, 2012, no options have been exercised under the 2006 Plan or the 2010 Plan.

9.  RELATED PARTY TRANSACTIONS

On October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare, a related party.  As a result of these transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for its own businesses.  Additionally, the Company issued a promissory note to Sharecare, all of which was settled by services the Company provided to Sharecare during 2009.  As of June 30, 2012, Remark Media owned approximately 10.9% of the outstanding common stock of Sharecare.

Jeff Arnold, a former member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., the Company’s largest stockholder, is a significant stockholder of Sharecare.

The Company’s service agreement with Sharecare expired on December 31, 2011. As a result, the Company did not have any revenues generated from Sharecare during the six months ended June 30, 2012. The Company’s revenue from Sharecare for the three and six months ended June 30, 2011 totaled approximately $0.9 million and $2.1 million, respectively.   Additionally, there were no amounts due from Sharecare at June 30, 2012.

In April 2010, the Company entered into an agreement with Discovery Communications, LLC, an affiliated entity, to provide website development services to Discovery. The agreement expired in December 31, 2011.  As a result, the Company did not have any revenues generated from Discovery during the six months ended June 30, 2012. The Company’s Content and Platform Services revenue from Discovery, an affiliated entity, for the three months and six months ended June 30, 2012 totaled approximately $0.3 million and $0.7 million, respectively, and there were no amounts due from Discovery at June 30, 2012.

In March 2010, the Company entered into a 24-month sublease agreement with Sharecare for rental of our corporate headquarters in Atlanta, Georgia, effective March 1, 2010.  On August 1, 2011, the Company mutually agreed to end the sublease agreement prior to the contracted termination date. Rent expense related to this agreement for the six months ended June 30, 2011, was approximately $0.09 million.

As of June 30, 2012, the Company had an outstanding liability due to its affiliate, Discovery, of approximately $0.1 million.

10.  SUBSEQUENT EVENTS

On August  2, 2012, Remark Media sold Intersearch Corporate Services, Inc. a subsidiary of Banks.com for a minimal value to better focus its resources on the Company’s core business strategy.

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

Business Overview and Recent Events

Remark Media, Inc. (“Remark Media” or the “Company”) is a global digital media company focused on developing, owning and operating next-generation digital platforms that combine traditional web publishing and social media, with the goal of revolutionizing the way people search and exchange information over the Internet. The Company also offers a suite of content and platform services that provide its clients with opportunities to build consumer awareness, promote content engagement and foster brand-customer interactions.

On February 26, 2012, the Company entered into an agreement and plan of merger with Banks.com, Inc. (“Banks.com”), pursuant to which Banks.com becomes a wholly-owned subsidiary of Remark Media (the “Banks.com Merger”). Banks.com is a leading financial services portal operating a unique breadth and depth of financial products and services. Upon the closing of the merger on June 28, 2012, Remark Media issued approximately 702,267 shares of Common Stock to the shareholders of Bank.com, plus $300,000 in cash, as consideration for the merger. Also, on the effective date of the merger, the Company paid $131,250 in settlement of a promissory note in the amount of $125,000 which matured on June 28, 2012 and related unpaid interest.

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

Going forward, we intend to develop, wholly-own and operate U.S.-based digital properties leveraging our past investment in the Sharecare platform, for which we maintain rights of use, as well as leveraging new platforms currently in development. The beta launch of our personal finance site DimeSpring and the Banks.com Merger completed on June 28, 2012 provide evidence of this shift in strategy. We will also seek to grow our Content and Platform Services.

The completion of our obligation to Sharecare in addition to our strategic shift resulted in the Company reporting minimal revenue for the three and six months ended June 30, 2012, derived from our Brands segment. During the course of 2012, we expect to offset the loss in revenue through the growth of our new assets. We do continue to maintain an equity stake in Sharecare which we account for under the equity method of accounting.

Our Operations

Domestic

            Brands.  In the first quarter of 2012, we launched the beta version of DimeSpring.com, a U.S.-focused personal finance website that intends to utilize rich content and advice from a wide array of professionals to build a community of people interested in managing life’s financial hurdles and opportunities. DimeSpring is part of a larger product strategy to leverage our experience and expertise to create leading destination websites that offer a dynamic online experience around a given topic with access to relevant content and subject matter experts. The Banks.com merger was successfully completed on June 28, 2012. Banks.com’s revenue included in our consolidated statements of operations for the three and six months ended June 30, 2012 was $12 thousand. Assets obtained through the Banks.com Merger will complement DimeSpring and serve to build a network of personal finance digital media businesses. We continue to invest in technology, editorial staff, sales and marketing to support this initiative. It is our goal to expand into more vertical categories through both the in-house development of new websites and acquisitions of websites and digital products.

Content and Platform Services.  Our agreements with Sharecare and Discovery expired in December 2011, and no new revenue from these clients is expected in 2012. We will not have revenues related to the Content and Platforms Services segment unless we enter into new revenue agreements to provide content and platform services. Accordingly, we intend to expand our services business to new clients in 2012.  We continue to invest in sales and marketing to support our growth initiative, and are continuing to evolve our technology platforms to ensure we incorporate the latest in social media and content trends.

Sharecare Investment.  Although Remark Media is no longer providing services for Sharecare, the Company maintains equity ownership in the venture.  As of June 30, 2012, we own approximately 10.9% of Sharecare’s common stock and have representation on Sharecare’s board of directors.  We account for our investment in Sharecare under the equity method of accounting for investments and we record our proportionate share of Sharecare’s net income or loss in our consolidated statements of operations under proportional share in income or loss from equity-method investments. In the case of a change of interest, we record a gain or loss in our consolidated statement of operations in the period the change of interest occurs.

International

During 2011, we implemented certain cost-savings measures in our Brazil and China operations in connection with a strategic shift towards operations in the United States. We believe that the value of our international assets will be recognized over a longer term horizon, as online advertising markets develop for Brazil and China and the websites’ traffic fundamentals improve.

ComoTudoFunciona  (http://hsw.com.br) is Brazil’s online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from Remark Media’s São Paulo operations. Revenue generated from our operations in Brazil was approximately $20 thousand and $24 thousand during the three months ended June 30, 2012 and 2011, respectively. Brazil revenues and operating results are included in the Brands reporting segment. We do not expect to see major growth in our Brazil operations in the near term unless we increase investment in the brand.

BoWenWang  (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc.  As a result of our cost cutting measures implemented in China in September 2011, we experienced a decline in revenues in the second quarter of 2012 as compared to the same period of 2011. Revenue generated from our operations in China was minimal during the second quarter ended June 30, 2012. China revenues and operating results are included in the Brands reporting segment. We do not expect to see major growth in our China operations in the near term unless we increase investment in the brand.

Results of Operations

The following table sets forth our operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating revenue
Brands	$33,003	$29,534	$57,114	$66,012
Content and platform services to affiliates	-	1,251,622	-	2,761,220
Total revenue	33,003	1,281,156	57,114	2,827,232

Operating expenses
Sales and marketing	83,462	5,124	107,160	17,014
Content, technology and development	371,791	863,858	699,015	2,156,000
General and administrative	1,132,322	1,280,356	2,254,176	2,661,289
Depreciation and amortization expense	27,056	60,924	52,524	129,190
Total operating expenses	1,614,631	2,210,262	3,112,875	4,963,493

Loss from operations	(1,581,628)	(929,106)	(3,055,761)	(2,136,261)

Other income (expense)
Interest expense	(2,441)	(37,026)	(27,125)	(49,368)
Other income	3,915	4,256	7,107	1,222
Total other income (expense)	1,474	(32,770)	(20,018)	(48,146)

Loss before gain (loss) from equity-method	(1,580,154)	(961,876)	(3,075,779)	(2,184,407)
investments
Proportional share in loss of equity-method investments	(894,502)	(458,110)	(1,813,382)	(888,827)
Change of interest gain of equity-method investments	302,235	407,376	2,494,990	407,376

Net loss	$(2,172,421)	$(1,012,610)	$(2,394,171)	$(2,665,858)

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as presented in Note 5 to the accompanying condensed consolidated financial statements.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance.

Our Brands segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries. This segment also includes the businesses acquired through the recent Banks.com’s acquisition completed on June 28, 2012.  The operating results for services performed under the Sharecare and Discovery services agreements are included in the Content and Platform Services segment.

Revenue

Total revenue for the three months ended June 30, 2012 was approximately $33 thousand, a decrease of approximately $1.3 million from the same period in 2011. For the six months ended June 30, 2012 and 2011, revenue was $57 thousand, a decrease of $2.8 million as compared to the same period of 2011. All revenue generated in the three and six months ended June 30, 2012 was related to the Brands segment, while 98% of our revenue in the three and six months ended June 30, 2011 was generated from the Content and Platform Services segment. The major decrease was due to the fact that all of our content and platform service agreements expired in December 2011 and we did not renew or enter into new service agreements with our customers under the Content and Platform Services segment. Also, pursuant to closing of the Banks.com merger on June 28, 2012, we recorded $12 thousand of Banks.com revenues in our statements of operations for the three and six months ended June 30, 2012.

Sales and Marketing

We have been and will continue to invest in the sales and marketing area to support our growth initiatives. Sales and marketing expenses were $83 thousand and $5 thousand in the three months ending June 30, 2012 and 2011, respectively, and $107 thousand and $17 thousand in the six months ended June 30, 2012 and 2011, respectively.

Content, technology and development

Content, technology and development expenses include the ongoing third- party costs to acquire original content, translate and localize content for our Brands segment from English to Portuguese and Chinese, as well as costs of designing and developing our products as well as expenses to support our Content and Platform Services segment including labor, content and third party platform support services. These expenses were $0.4 million and $0.9 million in the three months ended June 30, 2012 and 2011 , respectively and $0.7 million and $2.2 million in the six months ended June 30, 2012 and 2011, respectively. The decrease is related to web developments costs which were capitalized during the three and six months ended June 30, 2012 of $0.2 million and $0.4 million, respectively in addition to the decrease in the services provided to customers in the content and platform services segment.

General and Administrative Expenses

Our total general and administrative expenses were approximately $1.1 million and $1.3 million in the three months ended June 30, 2012 and 2011, respectively and $2.3 million and $2.7 million in the six months ended June 30, 2012 and 2011, respectively.

Interest Expense

Interest expense for the three months ended June 30, 2012 and 2011 was $2 thousand and $37 thousand, respectively and $27 thousand and $49 thousand for the six months ended June 30, 2012 and 2011, respectively. These amounts reflect the amortization of debt issuance costs in connection with our revolving credit facility entered into in March 2011 which expired in March 2012. The debt issuance costs were fully amortized in the first quarter of 2012.

Loss from Equity-Method Investments and Change of Interest Gain

We account for our investment in Sharecare under the equity method of accounting.  Sharecare issued additional equity in the first and second quarters of 2012. Sharecare has not completed the valuation yet of its common stock. As a result, we recorded a gain as an estimate of $0.3 million and $2.5 million in the three and six months ended June 30, 2012, respectively.  This estimate is subject to change in future periods as described in Note 3 of the notes to the consolidated financial statements included herein. Additionally, we recorded a loss of $0.9 million and $0.5 million in the three months ended June 30, 2012, and 2011, respectively and $1.8 million and $0.9 million in the six months ended June 30, 2012 and 2011, respectively. These losses represent our share in Sharecare’s loss during those periods. At June 30, 2012, our percentage ownership in Sharecare was 10.9%. We continually evaluate the facts and circumstances related to our investment in Sharecare to assess the need for change in our accounting method in future periods.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in Note 2 to the accompanying notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents was $2.3 million at June 30, 2012, compared to $1.5 million at December 31, 2011.  The increase in cash is primarily due to the proceeds provided through the equity funding completed in February 2012 partially offset by use of cash to fund our operating and investing activities, including website development costs and the acquisition of Banks.com . Our cash on hand at June 30, 2011 was $3.0 million.

	Six Months Ended June 30,
	2012	2011

Cash flows used in operating activities	$(2,230,677)	$(1,574,005)
Cash flows used in investing activities	(823,023)	(326,438)
Cash flows provided by financing activities	3,850,451	80,000
Net change in cash and cash equivalents	796,751	(1,820,443)
Impact of currency translation on cash	(788)	1,890
Cash and cash equivalents at beginning of year	1,531,502	4,843,893
Cash and cash equivalents at end of period	$2,327,465	$3,025,340

Cash flows from operations

Our net cash used in operating activities during the six months ended June 30, 2012, increased by $0.7 million compared to the same period in the prior year due to a major decrease in revenues and operating income partially offset by a decrease in expenses as a result of our continued cost monitoring measures.

Cash flows from investing activities

During the six months ended June 30, 2012, our net cash used in investing activities was approximately $0.8 million compared to $0.3 million for the same period in 2011. The cash used in investing activities in the six months ended June 30, 2012 consisted of website development activities of $0.4 million and the payment of the cash consideration of $0.4 million related to the Banks.com’s acquisition consummated on June 28, 2012 of which $0.1 million was related to the settlement of the promissory note issued by Banks.com to the former Banks.com’s CEO and his wife. The cash used in the six months ended June 30, 2011 consisted of $0.2 million of office assets and leasehold improvements in 2011 in addition to a restricted cash balance of $0.1 million received as a deposit in advance of the close of our ongoing capital funding activities.

Cash flows from financing activities

For the six months ended June 30, 2012, the net cash provided by financing activities consists of the cash proceeds of $4.25 million provided through the equity financing transaction completed in February 2012 partially offset by payments of stock issuance costs of $0.4 million. For the six months ended June 30, 2011, net cash provided by financing activities was $0.08 million consisting of proceeds related to our ongoing capital funding activities of $0.1 million partially offset by payment for debt issuance costs of $0.02 million related to our revolving credit agreement.

Non-cash financing and investing activities

In the first quarter of 2012, the Company issued warrants to the placement agent as part of the stock issuance costs associated with the issuance of capital for cash completed in February 2012. The fair value of these warrants was $0.1 million at the date of issuance and was reported under non-cash investing and financing activities in the statement of cash flows for the six periods ended June 30, 2012. In addition, pursuant to the close of the Banks.com acquisition completed on June 28, 2012, we issued 702,267 common shares at a price of $3.40 per share. Non-cash financing activities for the six months ended June 30, 2011 were approximately $0.13 million, related to the warrants issued in conjunction with the revolving credit agreement entered into in March 2011 which expired in March 2012. These warrants were exercised in April 2012 and accordingly, we issued 32,405 common shares under the cashless exercise of these warrants.

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

As of June 30, 2012, our total cash and cash equivalents balance was approximately $2.3 million. We have incurred net losses with substantial negative cash flows from operations in the six months ended June 30, 2012  and in each fiscal year since inception and have an accumulated deficit of $101.2 million as of June 30, 2012.  We had minimal revenues in the first two quarters of 2012 due to completion of certain agreements under the Content and Platform Services segment at the end of 2011. Since that time, we have been focused on building and acquiring wholly-owned digital media properties for our Brands segment and pursuing new services agreements with new customers for our Content and Platform Services segment. On June 28, 2012, we acquired Banks.com and its subsidiaries, including their revenue arrangements. However, no other new customers have been secured nor have any revenues been generated through the date of filing of this document.  Based on our current financial projections, we believe we have sufficient existing cash resources to fund operations through October 2012.  We plan to fund our future operations through revenue growth in the Brands and Content and Platform Services segments. However, current revenue growth expectations are not sufficient to sustain operations. As such, we must obtain additional equity financing and/or divest of certain assets or components of our business, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that could be obtained would substantially dilute existing stockholders.   There is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. There can be no assurance that we will be successful at raising capital, generating more revenues or divesting any of our assets. Any failure by us to successfully implement these plans would have a material adverse effect on our business, including the possible inability to continue operations.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables.  At June 30, 2012, 99% of our cash was denominated in U.S. dollars. The remaining 1% was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars. The majority of our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant. We do not use financial instruments for trading purposes. We do not use any derivative financial instruments to mitigate any of our currency risks. The net assets of our foreign operations at June 30, 2012, were approximately $0.2 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2012. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO (Principal Executive Officer, Principal Financial and Principal Accounting Officer), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO (Principal Executive Officer, Principal Financial and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 23, 2012, a complaint was filed by FOLIOfn, Inc. (“FOLIOfn”), against the Company’s subsidiary MyStockFund Securities, Inc. (“MyStockFund”), in a patent infringement case (FOLIOfn, Inc. v.MyStockFund Securities, Inc., Civil Action No., Case No. 2:12cv00402 (RAJ)(DEM), United States District Court for the Eastern District of VA). The complaint alleges that MyStockFund has infringed six U.S. Patents held by FOLIOfn relating to investment methods. The complaint seeks injunctive relief, damages, pre-judgment interest, and attorneys' fees. The Company believes that MyStockFund has meritorious defenses to the complaint, and MyStockFund will contest the claims vigorously.

In addition, the Company is engaged from time to time in certain legal disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the likelihood of a loss contingency relating to the ultimate disposition of this dispute or to the proceedings disclosed in Note 7 of the notes to the condensed consolidated financial statements included in this report is remote. When the likelihood of a loss contingency becomes at least reasonably possible with respect to this dispute or the proceedings disclosed in Note 7 referred to above, or, as applicable in the future, if there is at least a reasonable possibility that a loss exceeding amounts already recognized may have been incurred, we will revise our disclosures in accordance with the relevant authoritative guidance.

Additionally, the Company will accrue liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company will review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made.

Item 1A.  Risk Factors.

For a discussion of risk factors regarding our company prior to the Banks.com’s merger, see “Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 except for the risk factor noted below related to our liquidity and the risk factors related to Banks.com which is currently a wholly-owned subsidiary of the Company:

We may not have sufficient liquidity to support our operations.

We are in the process of developing and launching new content vertical websites as well as a website services business. We currently operate at a loss since inception with substantial negative cash flows from operations. The Company had minimal revenues in the first two quarters of 2012 due to its completion of certain agreements under the Content and Platform Services segment at the end of 2011. Since that time, the Company has been focused on building and acquiring wholly-owned digital media properties for its Brands segment and pursuing new services agreements with new customers for its Content and Platform Services segment. On June 28, 2012, we acquired Banks.com and its subsidiaries including their revenue arrangements. However, no other new customers have been secured nor have any revenues been generated through the date of filing of this document. Based on our current financial projections, we believe we have sufficient existing cash resources to fund operations through October 2012.  We plan to fund our future operations through revenue growth in the Brands and Content and Platform Services segments. However, current revenue growth expectations are not sufficient to sustain operations. As such, the Company must obtain additional equity financing and/or divest of certain assets or components of our business, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that could be obtained would substantially dilute existing stockholders.  There is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. There can be no assurance that we will be successful at raising capital, generating more revenues or divesting any of our assets. Any failure by us to successfully implement these plans would have a material adverse effect on our business, including the possible inability to continue operations.

The market price of our stock is likely to be volatile and various factors could negatively affect the market price or market for our common stock.

The market for and price of our common stock could be affected by the following factors:



Ÿ	general market and economic conditions;
Ÿ	our common stock has been thinly traded; and

Ÿ	minimal third party research is available regarding our company.

Additionally, the terms of the Discovery Merger provided that payment to HowStuffWorks stockholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead are  payable to HowStuffWorks’ former stockholders in three semi-annual installments.  The installments were planned to begin in October 2008; however, payment had not yet occurred as of the date of this report.  We have been informed by Discovery that it intends to begin the distribution of such shares of Remark Media to the HowStuffWorks’ former stockholders in the near future.  Accordingly, the amount of shares of our common stock Discovery owns in the future will fall.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares Disovery owns in the future.  As a result of such distributions, a significant number of shares may be sold by such stockholders relative to the daily market trading volumes for our common stock.  These factors could also affect our common stock, and depress the market price for our common stock or limit the market for resale of our common stock.  The market price of our common stock has been volatile, particularly in the recent stock market turmoil, and is also based on other factors outside of our control.

The following risk factors relate to our subsidiaries acquired through the Banks.com’s merger completed on June 28, 2012:

The anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The merger with Banks.com involves the integration of two companies that have previously operated independently with principal offices in two distinct locations. Significant management attention and resources will be required to integrate the two companies. Delays in this process could adversely affect the combined company's business, financial results, financial condition, and stock price following the merger. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

We face intense competition from larger, more established companies, and we may not be able to compete effectively, which could reduce demand for our services.

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Bankrate.com, Yahoo! Finance, and TheStreet.com.

Nearly all our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue arrangements with advertisers, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do. In addition, the Internet media and advertising industries continue to experience consolidation, including the acquisitions of companies offering finance related content and services and paid search services. Industry consolidation has resulted in larger, more established and well-financed competitors with a greater focus. If these industry trends continue, or if we are unable to compete in the Internet media and paid search markets, our financial results may suffer.

Additionally, larger companies may implement policies and/or technologies into their search engines or software that make it less likely that consumers can reach our websites and less likely that consumers will click-through on sponsored listings from our advertisers. The implementation of such technologies could result in a decrease in our revenues. If we are unable to successfully compete against current and future competitors, our operating results will be adversely affected.

Historically, a few of our advertising networks and direct advertisers have provided a substantial portion of our revenue; the loss of one of these partners may have a material adverse effect on our operating results.

We cannot assure you that, should agreements with our advertising networks and direct advertisers fail to renew or should the contracts be terminated or modified in advance of their expiration, we will be able to timely replace the sponsored listings they provide us. We have had similar agreements in the past that have failed to renew or been modified prior to their termination where our financial results were harmed.

If we do not maintain and grow a critical mass of advertising networks, the value of our services could be adversely affected.

Our success depends, in part, on the maintenance and growth of a critical mass of advertising networks and a continued interest in our performance-based advertising. We currently have a small number of advertising networks providing advertisements on our websites. If our business is unable to achieve a growing base of advertisers through our advertising networks, it may reduce the revenues we can generate from our websites. Any decline in the number of advertising networks could adversely affect the value of our services and lead to a loss of revenue.

Our quarterly results of operations might fluctuate due to seasonality, which could adversely affect our growth rate and in turn the market price of our securities.

Our quarterly results have fluctuated in the past and will likely fluctuate in the future due to seasonal fluctuations in the level of Internet usage and the seasonal interest in tax-related information and services. As is typical in the Internet search industry, the second and third quarters of the calendar year generally experience relatively lower usage than the first and fourth quarters. It is generally understood that during the spring and summer months of the year, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and in turn the market price of our securities. In addition, we expect the revenues associated with our website www.irs.com to be largely seasonal in nature, with peak revenues occurring during January through April, corresponding to the U.S. tax season.

We could be liable for breaches of security on our website.

A fundamental requirement for e-commerce is the secure transmission of confidential information over public networks. Although our systems and processes are designed to protect consumer information and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results.

If the market for our services decreases it will have a material adverse effect on our business, prospects, financial condition and results of operations.

Internet marketing and advertising, in general, and paid search advertising, in particular, are in the early stages of development. Our future revenue and profits are substantially dependent upon the continued widespread acceptance, growth, and use of the Internet and other online services as effective advertising mediums. Many of the largest advertisers have generally relied upon more traditional forms of media advertising and have only limited experience advertising on the Internet. If consumers reject the advertising and marketing present on our websites, and the number of click-throughs from our websites decreases, the commercial utility of our websites could be adversely affected.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services that people can easily and effectively use. If we are unable to ensure that our users and customers have a high quality experience with our products and services, then they may become dissatisfied and move to competitors’ products and services. In addition, if we are unable to predict user preferences or industry changes or if we are unable to modify our products and services on a timely basis, we may lose users and advertisers. Our operating results would also suffer if our innovations are not responsive to the needs of our users and advertisers, are not appropriately timed with market opportunity or are not effectively brought to market. This may force us to compete in different ways with our competitors and to expend significant resources in order to remain competitive.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from:

▪	fire;

▪	floods;

▪	network failure;

▪	hardware failure;

▪	software failure,

▪	power loss;

▪	telecommunications failures;

▪	break-ins;

▪	terrorism, war or sabotage;

▪	computer viruses;

▪	denial of service attacks;

▪	penetration of our network by unauthorized computer users and “hackers” and other similar events;

▪	natural disaster; and

▪	other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Our insurance may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our advertisers, our revenue may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and technology platform. If we fail to accomplish these tasks in a timely manner, our business and reputation will likely suffer.

New technologies could block our ads, which would harm our business.

Technologies may be developed that can block the display of our ads. Most of our revenues are derived from fees paid to us by advertisers in connection with the display or performance of ads on web pages. As a result, ad-blocking technology could, in the future, adversely affect our operating results.

We depend on the growth of the Internet and Internet infrastructure for our future growth and any decrease or less than anticipated growth in Internet usage could adversely affect our business prospects.

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

▪	possible disruptions or other damage to the Internet or telecommunications infrastructure;
▪	failure of the individual networking infrastructures of our advertisers and advertising networks;
▪	a decision by merchant advertisers to spend more of their marketing dollars in offline areas;
▪	increased governmental regulation and taxation; and
▪	actual or perceived lack of security or privacy protection.

In particular, concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services, especially online commerce. In order for the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease or less than anticipated growth in Internet usage could have a material adverse effect on our business prospects.

We may be subject to lawsuits for information displayed on our websites, which may affect our business.

Laws relating to the liability of providers of online services for activities of their advertisers and for the content of their advertisers’ listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites. These kinds of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by advertisers displayed on our websites. Our potential liability for unlawful activities of advertisers could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these kinds of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

In addition, much of the information on www.banks.com that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depositary, personal credit and investment products offered by financial institutions, mortgage companies, investment companies, insurance companies and others participating in the consumer financial marketplace. We are exposed to the risk that some advertisers may provide us, or directly post on our websites, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information provided by advertisers on our websites, and cause certain advertisers to become dissatisfied with our websites, and result in lawsuits being filed against us.

Government and legal regulations have damaged our business in the past and may damage it in the future.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services.

The Federal Trade Commission has recently reviewed the way in which search engines disclose paid search practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid search is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid search listings on search results. The adoption of laws or regulations relating to placement of paid search advertisements or user privacy, defamation or taxation may inhibit the growth in use of the Internet, which in turn, could decrease the demand for our services and increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Any new legislation or regulation, or the application of existing laws and regulations to the Internet or other online services, could have a material adverse effect on our business, prospects, financial condition and results of operations.

The application of new and existing laws and regulations to the Internet or other online services has had a material adverse effect on our business, prospects, financial condition and results of operations in the past. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The Taxpayer Protection Act of 2007(“H.R. 1677”). Section 8 of H.R. 1677 would have amended Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on misuse of the U.S. Department of the Treasury names and symbols. Although the legislation was never passed by the Senate or signed into law and the bill died with the ending of the 110th Congress in January 2009, there is no guarantee that similar legislation won’t be introduced and passed into law by the current or future Congress. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, such legislation may adversely impact our overall operations. We own the Internet domain address www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. While the bill was never passed into law, if enacted, the passage of such legislation could have severely adversely affected our use of our Internet domain address www.irs.com as well as our overall operations. In the event a bill such as H.R. 1677 were to become law, we intend to be continue to be diligent in our communications with the Internal Revenue Service and Congress in an effort to mitigate any potential negative effects of such legislation.

We may be subject to large scale advertiser defections due to external organizations exerting influence.

The passage of H.R. 1677 in April 2007 resulted in a modification of the 2008 Operating Agreement of the Free File Alliance and prohibited their members from advertising on the domain irs.com. The Free File Alliance is a public/private cooperative of nineteen online tax providers who provide certain U.S. citizens with access to free online tax preparation in cooperation with the Internal Revenue Service. Their members represent the vast majority of the online tax preparation market including TurboTax, H&R Block and TaxAct and the unexpected loss of their advertising dollars had an adverse affect on our business in 2008. We have worked to mitigate the adverse affects of this and have historically taken such steps as redirecting the traffic from irs.com to banks.com. We have also increased the prominence of our disclaimer that we are not the Internal Revenue Service to help minimize the possibility of any user confusion, as well as providing users links to irs.gov. The Free File Alliance no longer prohibits their members from advertising on the banks.com domain but we cannot assure you that they will continue allow their members to advertise with us or that individual members will not decide on their own not to advertise with us.

State and local governments may be able to levy additional taxes on Internet access and electronic commerce transactions, which could result in a decrease in the level of usage of our services.

Beginning in 1998, the federal government imposed a moratorium on state and local governments’ imposition of new taxes on Internet access and eCommerce transactions, which has now expired. State and local governments may be able to levy additional taxes on Internet access and eCommerce transactions unless the moratorium is reinstituted. Any increase in applicable taxes may make eCommerce transactions less attractive for businesses and consumers, which could result in a decrease in eCommerce activities and the level of usage of our services.

We are subject to the extensive regulations that govern a broker-dealer.

MyStockFund Securities, Inc., is a broker-dealer registered with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, and a member of a self-regulatory organization, the Financial Industry Regulatory Authority (“FINRA”). Broker-dealers are subject to federal and state laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, minimum net capital requirements, record-keeping and retention, anti-money laundering, privacy laws, and the conduct of their directors, officers, employees and other associated persons. Violations of the federal and state laws and regulations governing a broker-dealers actions could result in civil and criminal liability and administrative liability in the form of censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

Failure to comply with laws and regulations that protect our customers’ personal and financial information could result in significant fines, penalties and damages and could harm our brand and reputation.

Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments. For example, the Internal Revenue Service generally prohibits the use or disclosure by tax return preparers of taxpayers’ information without the prior written consent of the taxpayer. In addition, other regulations require financial service providers to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to “opt-out” of having personal information disclosed to unaffiliated third-parties for marketing purposes. Although we have procedures to protect against identity theft, breaches of our clients’ privacy may occur. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation. In addition, changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. Establishing systems and processes to achieve compliance with these new requirements may increase costs and/or limit our ability to pursue certain business opportunities.

If insolvency laws or actions of our lessor prevent us from exercising our rights under our option agreement entered into in connection with our sale/leaseback transaction relating to our banks.com domain name, it could have a material adverse impact on our business, results of operation and financial condition.

We entered into a sale-leaseback arrangement whereby we assigned our domain name, banks.com, in exchange for a cash payment and entered into a lease agreement to lease back the domain name for a five year term. At the same time, the lessor of the domain name granted us an option to purchase the domain for a nominal amount at the end of the lease. If the lessor of the domain name were to become subject to any insolvency law, the lessor or its trustee-in-bankruptcy may attempt to reject the option agreement or provisions of the United States Bankruptcy Code may materially limit or prevent the enforcement of the lessor’s obligations under the option agreement. If a court were to limit or prevent enforcement of the option agreement or if an attempt were made to litigate any of the foregoing issues, then we may lose our right to exercise the option or such right could be delayed or the exercise price of the option could be increased. In addition, if, through inadvertence or fraud, the lessor transfers only the domain, but not the option agreement, to a purchaser who purchases in good faith without knowledge that the purchase violates our rights in the domain name, the purchaser could defeat our ownership interest in the domain pursuant to the exercise of its purchase option. We and the lessor have taken certain steps in structuring the sale-leaseback transaction in an effort to mitigate the occurrence of the foregoing. However, there is no assurance that these measures will be respected by a court if the lessor seeks bankruptcy protection or otherwise transfers the domain in violation of the option agreement. Our loss of the banks.com domain name or any substantial increase in the price we must pay to exercise our purchase option for the domain would likely have a material adverse affect on our business, results of operation and financial condition.

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

REMARK MEDIA, INC.

Date: August 8, 2012	By:	/s/ Carrie B. Ferman
Carrie B. Ferman
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)