Form 10-Q
period 2012-09-30
Remark Media, Inc.
filed 2012-11-26
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

At November 26, 2012, the number of common shares outstanding was  7,117,744.

The total number of pages is 32

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2012 and 2011 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signature		32

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$692,675	$1,531,502
Trade accounts receivable, net	156,020	21,730
Trade accounts receivable due from affiliates	-	302,129
Prepaid expenses and other current assets	165,528	393,989
Total current assets	1,014,223	2,249,350
Property and equipment, net	858,312	364,386
Investment in unconsolidated affiliate	847,756	905,852
License to operate in China	100,000	100,000
Intangibles assets, net	1,756,233	16,429
Goodwill	1,593,495	-
Other long-term assets	95,000	100,000
Total assets	$6,265,019	$3,736,017

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$564,998	$93,806
Advances from shareholder	71,844	85,745
Accrued expenses and other current liabilities	336,015	547,569
Current portion of capital lease obligations	111,794	-
Total current liabilities	1,084,651	727,120
Long-term liabilities
Deferred tax liabilities	25,000	25,000
Other long-term liabilities	304,350	290,714
Capital lease obligations, less current portion	335,298	-
Total liabilities	1,749,299	1,042,834
Commitments and contingencies	-	-
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares
authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized,
7,117,744 and 5,422,295 issued and outstanding
at September 30, 2012 and December 31, 2011, respectively	7,118	5,422
Additional paid-in-capital	108,361,099	101,444,780
Accumulated other comprehensive income	13,699	16,881
Accumulated deficit	(103,866,196)	(98,773,900)
Total stockholders’ equity	4,515,720	2,693,183
Total liabilities and stockholders’ equity	$6,265,019	$3,736,017

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating revenue
Brands	$263,119	$37,396	$320,233	$103,408
Content and platform services to affiliates	-	1,172,883	-	3,934,102
Total revenue	263,119	1,210,279	320,233	4,037,510

Operating expenses
Sales and marketing	108,382	218	215,542	14,517
Content, technology and development	608,244	863,593	1,307,259	3,082,743
General and administrative (including stock-
based compensation expense of $229,900 and
$139,471 for the three months ended September 30, 2012
and 2011, respectively and $679,857 and $511,221
for the nine months ended September 30, 2012 and 2011,
respectively	1,328,844	1,349,292	3,583,020	3,950,147

Impairment loss	-	381,000	-	381,000
Depreciation and amortization expense	149,689	73,973	202,213	203,163
Total operating expenses	2,195,159	2,668,076	5,308,034	7,631,570

Operating loss	(1,932,040)	(1,457,797)	(4,987,801)	(3,594,060)

Other income (expense)
Interest expense	(11,505)	(37,075)	(38,630)	(86,443)
Other income (expense)	(14,876)	159	(7,769)	1,380
Total other income (expense)	(26,381)	(36,916)	(46,399)	(85,063)

Loss before gain (loss) from equity-method
investments	(1,958,421)	(1,494,713)	(5,034,200)	(3,679,123)
Proportional share in loss of equity-method
investments	(739,704)	(1,143,499)	(2,553,086)	(1,624,950)
Change of interest gain of equity-method
investments (Note 3)	-	407,376	2,494,990	407,376

Net loss before benefit from income taxes	(2,698,125)	(2,230,836)	(5,092,296)	(4,896,697)

Income tax benefit	-	95,250	-	95,250

Net loss	$(2,698,125)	$(2,135,586)	$(5,092,296)	$(4,801,447)

Net loss per share
Net loss per share, basic and diluted	$(0.42)	$(0.39)	$(0.84)	$(0.89)

Basic and diluted weighted average
shares outstanding	6,414,200	5,408,455	6,089,553	5,401,807
Comprehensive loss
Net loss	$(2,698,125)	$(2,135,586)	$(5,092,296)	$(4,801,447)
Cumulative translation adjustments	1,179	(32,993)	(3,182)	(22,731)
Total comprehensive loss	$(2,696,946)	$(2,168,579)	$(5,095,478)	$(4,824,178)
The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net cash used in operating activities	$(3,698,125)	$(2,006,553)
Cash used in operating activities	(3,698,125)	(2,006,553)

Cash flows from investing activities:
Purchases of property, equipment and software	(641,782)	(220,706)
Increase in restricted cash	-	(100,000)
Cash paid for acquisition of businesses, net of cash acquired	(346,189)	-
Cash used in investing activities	(987,971)	(320,706)

Cash flows from financing activities:
Proceeds from issuance of equity securities	4,251,500	-
Proceeds from ongoing capital raising	-	100,000
Stock issuance costs	(401,049)	-
Debt issuance costs	-	(20,000)
Cash provided in financing activities	3,850,451	80,000

Net change in cash and cash equivalents:	(835,645)	(2,247,259)
Impact of foreign currency translation on cash	(3,182)	(24,199)
Cash and cash equivalents at beginning of period	1,531,502	4,843,893
Cash and cash equivalents at end of period	$692,675	$2,572,435

	Nine Months Ended September 30,
	2012	2011
Supplemental disclosure of cash flow information

Acquisition of businesses:
Fair value of assets acquired	$3,842,577	$-
Less liabilities assumed	(1,023,619)	-
Total purchase price	$2,818,958	$-

Cash consideration	$431,250	-
Consideration in the form of stock	2,387,708	-
Total acquisition consideration	$2,818,958	$-

	Nine Months Ended September 30,
Other non-cash financing and investing activities	2012	2011
Debt issuance costs in the form of warrants	$-	$128,104
Stock issuance costs in the form of warrants	133,567	-
Common shares issued for acquisition of business	2,387,708	-

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

1.  DESCRIPTION OF BUSINESS

Mission

Our mission is to provide digital experiences that deliver content and foster connections so engaging and dynamic that they inform, entertain and inspire our audiences. Our fundamentals for immersive digital experiences include: compelling content that fuels engagement, clean and intelligent organization and dynamic presentation that promotes content discovery, and intuitive discussion capabilities that generate content sharing and meaningful conversation.

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

Brands

Our Brands segment consists of next-generation digital media properties that we develop, own and operate.  As of the end of the third quarter 2012, this segment included our translated and localized editions of HowStuffWorks.com in China and Brazil, our personal finance destination, “DimeSpring.com”, and the digital media businesses we acquired through the Banks.com merger completed on June 28, 2012. For more details, see “Banks.com Merger” below.

Content and Platform Services

Our Content and Platform Services segment provides third-party clients with content, design, and development services for their websites as well as advisory services and custom technology solutions. We also offer licensing of our proprietary web publishing and social media platforms. Our digital architects, developers and designers aim to construct a seamless connection between content and technology to create solutions that build consumer awareness, promote content engagement and foster brand-customer interactions.  Our prospective client base includes leading media and entertainment companies as well as Fortune 500 brands and boutique businesses. As examples engagements under the Content and Platform segment have included the development and launch of the Dr. Oz website (http://doctoroz.com) for Sharecare (http://www.sharecare.com), and the development and launch of Curiosity Online for Discovery Communications (http://www.curiosity.com).

Banks.com Merger

On February 26, 2012, the Company entered into an agreement and plan of merger with Banks.com, Inc. (“Banks.com”), pursuant to which Banks.com became a wholly-owned subsidiary of Remark Media (the “Banks.com Merger”). Banks.com is a leading financial services portal operating a unique breadth and depth of financial products and services. The Company completed the acquisition on June 28, 2012 pursuant to which Remark Media issued approximately 702,267 shares of Common Stock to the shareholders of Banks.com, and paid $300,000 in cash, as consideration for the merger. Also, on the effective date of the merger, the Company paid $131,250 in settlement of a promissory note in the amount of $125,000  (and related unpaid interest), which matured on June 28, 2012.

Sale of Intersearch Corporate Services

On August 2, 2012 Remark Media sold Intersearch Corporate Services, Inc, a subsidiary of Banks.com, for a minimal consideration to better focus its resources on the Company’s core strategy.

Funding and Liquidity Considerations

As of September 30, 2012, the Company’s total cash and cash equivalents balance was approximately $0.7 million. After receipt of funding of the Term Loan Agreement discussed below, the balance of cash and cash equivalents would be approximately $1.97 million. The Company has incurred net losses and generated substantial negative cash flow from operations in the nine months ended September 30, 2012 and in each fiscal year since its inception and has an accumulated deficit of $103.9 million as of September 30, 2012. The Company had minimal revenues in the first three quarters of 2012 due to the termination of certain agreements in the Content and Platform Services segment at the end of 2011 and its transition to owning and operating its own digital media properties.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

Since that time, the Company has been focused on building and acquiring wholly-owned digital media properties for its Brands segment and pursuing new services agreements with new customers for its Content and Platform Services segment.

On November 13, 2012, the Company entered into a Services Agreement with TheStreet Inc. (Nasdaq: TST) (“TheStreet”) in which Remark Media granted TheStreet an exclusive right to sell and serve advertisement and e-commerce on certain of Remark Media’s personal finance websites. TheStreet will also support the websites by providing personal finance content, various promotion and advertisements on TheStreet’s websites, and marketing and accounting support. Remark Media and TheStreet will share in the revenue generated by the partnership, after TheStreet recoups certain sales, marketing, editorial and operational costs. The Company expects the agreement to provide at least $1.4 million in proceeds over the next twelve months.  A copy of the Services Agreement is filed with this report.

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, with net proceeds expected to be $1.7 millon, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Co-Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  This Term Loan Agreement was approved by the Audit Committee of the Board, which believes the related party transaction was negotiated as an arms-length transaction. The Company expects the fundinf of this loan to close by November 30, 2012.  See Note 10, Subsequent Events, for a description of the terms of  such Loan Agreement.

Finally the Company has taken steps to reduce operating costs, primarily payroll through a reduction in headcount, which will result in a decline in annual salary expense of approximately $1.2 million. The Company will continue to evaluate other opportunities to control costs.

The Company intends to fund its future operations through a combination of revenue growth in its Brands segment, particularly its personal finance properties.  Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.

Absent any acquisitions of new businesses or the material increase in expectations from its existing customers, current revenue growth may not be sufficient to sustain the Company’s operations in the long term. As such, the Company may need to obtain additional equity financing and/or divest of certain assets or businesses, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that might be obtained would substantially dilute existing stockholders.  There is no certainty that the Company will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of the Company will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. There can be no assurance that the Company will be successful at generating more revenues or selling any of its assets. Any failure by the Company to successfully implement these plans would have a material adverse effect on the Company’s business, including the possible inability to continue operations.

Based on the Company’s current financial projections, which incorporates the Services Agreement with TheStreet, the new Term Loan Agreement, and the reduction in force, all discussed above, the Company believes it has sufficient existing cash resources to fund operations through June 2013.   However, projecting operating results is inherently uncertain.  Anticipated expenses can exceed those that are projected, and expense reimbursements under TheStreet Agreement could be delayed or not meet expectations. Accordingly, the Company’s cash resources could be fully utilized prior to June 2013.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required U.S. GAAP

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

(“GAAP”). Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2012. You should read the unaudited condensed consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as with Remark Media’s consolidated financial statements and accompanying notes included in the Company’s Forms 10-Q for the quarters ended March 31, 2012 and June 30, 2012 and the Annual Report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of Remark Media and its subsidiaries (1) HSW Brasil – Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, (4) BoWenWang Technology (Beijing) Limited Liability Company, (5) Banks.com, (6) My Stock Fund, and (7) My Dotted Ventures. Banks.com, MyStockFund and MyDottedVentures are wholly-owned subsidiaries acquired through the Banks.com’s acquisition completed on June 28, 2012. The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method.  In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings.  Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.  Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.  The Company applies the guidelines set forth in Accounting Standards Codification (“ASC”) 810, “Consolidations”, in evaluating whether it has interests in variable interest entities (“VIE”) and in determining whether to consolidate any such entities.  All inter-company accounts and transactions between consolidated companies are eliminated in consolidation.

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

The Company has determined that its interest in Sharecare, Inc. (“Sharecare”) is not a VIE.  As of September 30, 2012, the Company believed that it was able to exercise significant influence over Sharecare due to its level of ownership and its representation on Sharecare’s Board of Directors. Accordingly, the equity method of accounting is used to account for the investment in Sharecare. As of October 15, 2012, Sharecare and Remark Media no longer had a common board member.  The Company is evaluating this event as it relates to the appropriate prospective accounting treatment for its investment in Sharecare.

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.  On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, intangible assets, useful lives of property and equipment, stock-based compensation, equity-method investments, and income taxes, among other things.

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

Purchase Price Allocations

Occasionally, the Company enters into business combinations.  In accordance to ASC 805, “Business Combinations”, the purchase price is allocated to the various assets acquired and liabilities assumed based on their estimated fair value.  Fair values of assets acquired and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal of tangible and intangible assets.  Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, equipment, software, and definite- or indefinite-lived intangible assets. Refer to Note 4 for further details.

Software Development Costs

In accordance with ASC 350-40, “Internal Use Software” and ASC 350-50, “Web Development Costs”, the Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.6 million and $0.1 million, at September 30, 2012 and December 31, 2011, respectively and are included in “Property, equipment and software” in the condensed consolidated balance sheet. Internally developed software and website development costs will be amortized utilizing the straight-line method over a period of three years, the expected period of the benefit. There was no amortization recorded for these costs during 2012 as these projects were not complete at September 30, 2012.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income Topic 220” –  “Presentation of Comprehensive Income”  (“ASU 2011-05”). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income to net income, in both net income and other comprehensive income. The standard does not change the current option for presenting components of other comprehensive income (“OCI”) gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)” – “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in this ASU result in common fair value measurement disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments include a clarification of the FASB’s intent about the application of existing fair value measurement requirements and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company adopted the update in the first quarter of 2012 and the adoption had no material impact on its financial position, results of operations or cash flows.

Effective January 1, 2011, the Company adopted ASU No. 2009-13, “Revenue Recognition (Topic 605)” – “Multiple-deliverables revenue arrangements”  (“ASU 2009-13”). This update provides that, when vendor-specific objective evidence or third party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”). The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. The Company concluded that the adoption of ASU 2009-13 did not have a material impact on its financial position, results of operations or cash flows, as the guidance applied to revenue arrangements with multiple deliverables, which were not significant.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

3.  INVESTMENT IN SHARECARE

As of September 30, 2012, Remark Media owns approximately 10.9% of the outstanding common stock of Sharecare. The Company accounts for its equity interest in Sharecare under the equity method of accounting, as Remark Media has the ability to exercise significant influence over Sharecare due to its seat on the Sharecare board of directors. Under this method, the Company records its proportionate share of Sharecare’s net income or loss based on the financial results of Sharecare. The Company continues to evaluate the facts and circumstances related to its investment to assess the need for change in its accounting method in future periods.

During the first and second quarters of 2012, Sharecare issued additional equity in exchange for assets. As a result, Remark Media recorded a gain of $2.5 million in the nine months ended September 30, 2012 due to the change in interest ownership.

The difference between the carrying amount of Remark Media’s investment balance in Sharecare and its proportionate share of Sharecare's underlying net assets was approximately $3.1 million as of September 30, 2012.  The difference is characterized as goodwill and is subject to review in accordance with ASC 323 – “Investments – Equity Method and Joint Ventures” for other than temporary decline in value. The investment balance in Sharecare reflects the intercompany profit elimination.

The following table shows selected unaudited financial data of Sharecare including Remark Media’s proportional share of net loss in Sharecare prior to the elimination of our portion of intercompany profit included in Sharecare’s earnings for the three and nine months ended September 30, 2011 of approximately $40 thousand and $123 thousand, respectively. There was no intercompany profit for the three and six months ended September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$8,098,607	$3,063,490	$20,811,061	$8,712,780
Gross profit	7,292,016	2,540,731	18,875,347	7,179,804
Loss from operations	(6,316,021)	(3,301,144)	(20,351,056)	(8,013,529)
Net loss	(6,466,551)	(3,763,083)	(20,637,135)	(8,727,767)
Proportional share of investee loss	(739,704)	(1,143,499)	(2,553,086)	(1,624,950)

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

On August 2, 2012, Remark Media sold Intersearch Corporate Services, Inc. a subsidiary of Banks.com for a minimal consideration to better focus its resources on the Company’s core business strategy.

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

The acquisition transactions costs incurred in the nine months ended September 30, 2012 were all expensed and totaled $0.2 million. These expenses are included under the general and administrative expenses in the consolidated statements of operations for the nine months ended September 30, 2012.  Banks.com’s revenue since the acquisition effective date through the nine months ended September 30, 2012 totaled approximately $278 thousand and has been included in the Company’s consolidated statements of operations for those periods.

The table below reflects a summary of the unaudited pro forma results of operations data for three and nine months ended September 30, 2012 and 2011 as if Remark Media and Banks.com and its subsidiaries had been combined as of January 1, 2011. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future.

	Unaudited pro forma results of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$263,119	$1,823,279	$2,192,737	$8,009,510
Operating loss	(1,932,040)	(2,401,797)	(5,102,088)	(4,657,060)
Net loss	(2,698,125)	(3,102,586)	(5,907,295)	(5,991,447)

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

The Company has reported two segments for the three and nine months ended September 30, 2012 and 2011: Brands (formerly digital online publishing) and Content and Platform Services (formerly web platform services). The Brands segment consists of the business related to the Banks.com acquisition completed on June 28, 2012 which generates revenues in the United States and the websites related to the operations in Brazil and China which generate revenues from advertisers based in the respective countries. The Content and Platform Services segment consisted in 2011 of the services provided to Remark Media’s affiliates, Sharecare and Discovery, Inc. (“Discovery”). These services are related to the design, development, hosting and related services necessary to launch and operate websites for Sharecare and Discovery through the Company’s direct activities and management of third party vendors.

Operating results regarding reportable segments for the three months and nine months ended September 30, 2012 and 2011 are presented in the following tables:

	Brands	Content and Platform Services	Corporate	Total
Three Months Ended September 30,
2012
Revenue	$263,119	$-	$-	$263,119

Operating loss	(27,084)	-	(1,904,956)	(1,932,040)
Interest expense	-	-	(11,505)	(11,505)
Other income (expense) including
loss on equity-method investment	(210)	-	(754,370)	(754,580)
Net loss	$(27,294)	$-	$(2,670,831)	$(2,698,125)

	Brands	Content and Platform Services	Corporate	Total
Three Months Ended September 30,
2011
Revenue	$37,396	$1,172,883	$-	$1,210,279

Operating (loss) income	(166,355)	405,496	(1,696,938)	(1,457,797)
Interest expense	(49)	-	(37,026)	(37,075)
Other income (expense) including
loss on equity-method investment	3,644	-	(644,358)	(640,714)
Net (loss) income	$(162,760)	$405,496	$(2,378,322)	$(2,135,586)

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

	Brands	Content and Platform Services	Corporate	Total
Nine Months Ended September 30,
2012
Revenue	$320,233	$-	$-	$320,233

Operating loss	(147,924)	-	(4,839,877)	(4,987,801)
Interest expense	-	-	(38,630)	(38,630)
Other income including
loss on equity-method investment	4,951	-	(70,816)	(65,865)
Net loss	$(142,973)	$-	$(4,949,323)	$(5,092,296)

	Brands	Content and Platform Services	Corporate	Total
Nine Months Ended September 30,
2011
Revenue	$103,408	$3,934,102	$-	$4,037,510

Operating (loss) income	(589,285)	1,265,606	(4,270,381)	(3,594,060)
Interest expense	(49)	-	(86,394)	(86,443)

Other expense including loss on equity-method investment	3,266	-	(1,124,210)	(1,120,944)
Net (loss) income	$(586,068)	$1,265,606	$(5,480,985)	$(4,801,447)

Total assets regarding reportable segments at September 30, 2012 and December 31, 2011 are presented in the following table:

	September 30, 2012	December 31, 2011

Total assets:
Content and Platform Services	$-	$118,503
Brands	4,545,860	302,129
Business segments	4,545,860	420,632
Corporate	1,719,159	3,315,385
Total assets	$6,265,019	$3,736,017

6. CAPITAL LEASES

On December 7, 2010, Banks.com entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”) consisting of an agreement to assign the domain name, banks.com, to Domain Capital in exchange for $0.6 million in cash and a Lease Agreement to lease back the domain name from Domain Capital for a five year term. Effective June 28, 2012, Banks.com became a wholly-owned subsidiary of Remark Media and according to the Agreement and Plan of Merger, Remark Media assumed all outstanding liabilities on the effective date of close. As of September 30, 2012,  total obligations under this agreement were $0.5 million, $0.1 million of which is included under the current portion of capital lease obligations and the remainder is included under capital lease obligations, net of current portion of the Company’s consolidated balance sheets at September 30, 2012. The following table represents the approximate future minimum capital lease payments due under this agreement as of September 30, 2012:

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

Capital Lease
Commitments

October 2012 through December 2012	$42,822
2013	171,287
2014	171,287
2015	171,287
Total commitments	556,683
Interest on capital leases	(109,591)
Present value of minimum capital lease payments	$447,092

7. COMMITMENTS AND CONTINGENCIES

On July 23, 2012, a complaint was filed by FOLIOfn, Inc. (“FOLIOfn”), against the Company’s subsidiary MyStockFund Securities, Inc. (“MyStockFund”), alleging that MyStockFund has infringed six U.S. Patents held by FOLIOfn relating to investment methods. The complaint seeks injunctive relief, damages, pre-judgment interest, and attorneys' fees. The Company believes that MyStockFund has meritorious defenses to the complaint, and MyStockFund intends to contest the claims.

In addition, the Company is engaged from time to time in certain legal disputes arising in the ordinary course of business. Furthermore, the Company accrues liabilities for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company will review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made.

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

In addition, as discussed in Note 1 and Note 4 of the condensed consolidated financial statements, on June 28, 2012, the Company issued 702,267 shares of common stock pursuant to the acquisition of Banks.com. The Company recorded the fair value of the common stock at $3.40 per share based on the closing price of Remark Media’s common stock on the effective date of the acquisition. On April 2, 2012, the Company issued 32,405 common shares in connection with the cashless exercise of the warrants to purchase 65,359 common shares issued in 2011 in connection with the debt agreement entered into with Theorem Capital which expired in March 2012.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

 Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Loss per share:
Net loss	$(2,698,125)	$(2,135,586)	$(5,092,296)	$(4,801,447)

Weighted average shares outstanding	6,414,200	5,408,455	6,089,553	5,401,807

Net loss per share, basic and diluted	$(0.42)	$(0.39)	$(0.84)	$(0.89)

Common shares and dilutive securities:
Weighted average shares outstanding	6,414,200	5,408,455	6,089,553	5,401,807
Dilutive securities	-	-	-	-

Total common shares and dilutive securities	6,414,200	5,408,455	6,089,553	5,401,807

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.  The number of anti-dilutive shares outstanding excluded from the calculation above was  1,435,349 and 1,115,538 for the three and  nine periods ended September 30, 2012 and 2011, respectively.

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

In accordance with the current authoritative guidance,  the Company measures stock-based compensation cost at the grant date based on the fair value of the award, and recognizes it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended September 30, 2012 and 2011 was approximately $0.23 million and $0.14 million, respectively. For the nine months ended September 30, 2012 and September 30, 2011, stock-based compensation expense was $0.70 million and $0.51 million, respectively. An expense of $49 thousand was included in the stock compensation expense for the nine months ended September 30, 2012 related to the modification in the terms of exercising of 66,575 shares of stock option grants in the first quarter of 2012.  As of September 30, 2012, unrecognized compensation expense relating to non-vested stock options approximated $1.2 million, which we expect to recognize through 2015.   During the nine months ended September 30, 2012,  Remark Media granted options to purchase 241,927 shares at a weighted average exercise price of $5.83.  The grant date fair value of grant options vesting during the three months ended September 30, 2012 and 2011 was approximately $0.18 million and $0.11 million, respectively and during the nine months ended September 30, 2012 and 2011 was approximately $0.33 million and $0.17 million respectively. Additionally, the Company granted 16,000 shares of restricted stock related to director compensation plans for 2012.  Through September 30, 2012, no options have been exercised under the 2006 Plan or the 2010 Plan.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

9.  RELATED PARTY TRANSACTIONS

On October 30, 2009, the Company entered into and effectuated a series of transactions with Sharecare, a related party.  As a result of these transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a limited license to use the Sharecare web platform for its own businesses.  Additionally, the Company issued a promissory note to Sharecare, all of which was settled by services the Company provided to Sharecare during 2009.  As of September 30, 2012, Remark Media owned approximately 10.9% of the outstanding common stock of Sharecare.

Jeff Arnold, a former member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., the Company’s largest stockholder, is a significant stockholder of Sharecare.

The Company’s service agreement with Sharecare expired on December 31, 2011. As a result, the Company did not have any revenues generated from Sharecare during the nine months ended September 30, 2012. The Company’s revenue from Sharecare for the three and nine months ended September 30, 2011 totaled approximately $0.9 million and $3.0 million, respectively.   Additionally, there were no amounts due from Sharecare at September 30, 2012.

In April 2010, the Company entered into an agreement with Discovery Communications, LLC, an affiliated entity, to provide website development services to Discovery. The agreement expired in December 31, 2011.  As a result, the Company did not have any revenues generated from Discovery during the nine months ended September 30, 2012. The Company’s Content and Platform Services revenue from Discovery, an affiliated entity, for the three months and nine months ended September 30, 2012 totaled approximately $0.3 million and $1.0 million, respectively, and there were no amounts due from Discovery at September 30, 2012.

In March 2010, the Company entered into a 24-month sublease agreement with Sharecare for rental of our corporate headquarters in Atlanta, Georgia, effective March 1, 2010.  On August 1, 2011, the Company mutually agreed to end the sublease agreement prior to the contracted termination date. Rent expense related to this agreement for the six months ended June 30, 2011, was approximately $0.1 million.

As of September 30, 2012, the Company had an outstanding liability due to its affiliate, Discovery, of approximately $0.1 million.

10.  SUBSEQUENT EVENTS

On October 15, 2012, Scott Booth and Gregory M. Swayne resigned from the Company’s Board of Directors (the “Board”).  Mr. Booth was also a member of the Audit Committee and was the Chairman of the Compensation Committee.  The resignations resulted from disagreements among the members of the Board and executive management regarding the future strategic and financial direction of the Company.  The remaining members of the Board of Directors intend to appoint at least two independent directors to the Board in the near future.

The Company’s Board of Directors appointed Kai-Shing Tao as Chairman of the Board and Co-Chief Executive Officer of the Company, on October 16, 2012, and effective the same day.  Mr. Tao has been a member of the Board since the Company’s formation in 2007.  Mr. Tao will serve as the Company’s principal executive officer and principal financial officer, and will not draw a salary.  Carrie B. Ferman, formerly Chief Executive Officer of the Company, was appointed Co-Chief Executive Officer by the Board, on October 16, 2012 and effective the same day.

On October 16, 2012, each of the three executive officers of the Company agreed to reduce their base salary compensation to $150,000 per year, in support of the Company’s growth plans, effective October 1, 2012.  All executive compensation agreements have been modified in accordance with the base salary adjustments.

On October, 29, 2012, Eric Orme, became an advisor and consultant to the Company, with a specific focus on advising the Company related to its technology strategy.  Mr. Orme was previously Chief Technology Officer of the Company, and resigned such role on October 24, 2012.

On November 13, 2012, the Company entered into a Services Agreement with TheStreet Inc. (Nasdaq: TST) (“TheStreet”) in which Remark Media granted TheStreet an exclusive right to sell and serve advertisement and e-commerce on certain of Remark Media’s personal finance websites. TheStreet will also support the websites by providing personal finance content, various promotion and advertisements on TheStreet’s websites, and marketing and accounting support. Remark Media and The Street will share in the revenue generated by the partnership, after TheStreet recoups certain sales, marketing, editorial and operational costs. The Company

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

expects the agreement to provide at least $1.4 million in proceeds over the next twelve months.  A copy of the Services Agreement is filed with this report.

On November 23, 2012, the Company issued a $1.8 million Senior Secured Convertible Promissory Note (the “Note”) to a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Co-Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007. The Note was approved by the Audit Committee of the Board, which believes the related party transaction was negotiated as an arms-length transaction.. The terms of the Note include:

•	Interest accrues at 6.67% on an annual basis, payable quarterly.

•	All principal and any accrued and unpaid interest is due and payable in full on the second anniversary of the Note.

•	The repayment of all principal and accrued and unpaid interest is secured by all assets of the Company other than the common shares of Sharecare, Inc. owned by the Company.

•	All principal and accrued interest is convertible at any time at the election of the Lender at the rate of $1.30 of principal and interest for each share of Company common stock.

The Company expects the funding of this loan to close by November 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is relying on the Order of the Securities and Exchange Commission entered on November 14, 2012, in Release No. 68224 issued under the Securities and Exchange Act of 1934, providing regulatory relief to publicly traded companies affected by Hurricane Sandy, as our office housing certain of our accounting personnel located in the Union Square area of lower Manhattan lacked power, telephone and internet service as a result of Hurricane Sandy for seven (7) days.

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

On November 13, 2012, the Company entered into a Services Agreement with TheStreet Inc. (Nasdaq: TST) (“TheStreet”) in which Remark Media granted TheStreet an exclusive right to sell and serve advertisement and e-commerce on certain of Remark Media’s personal finance websites. TheStreet will also support the websites by providing personal finance content, various promotion and advertisements on TheStreet’s websites, and marketing and accounting support. Remark Media and TheStreet will share in the revenue generated by the partnership, after TheStreet recoups certain sales, marketing, editorial and operational costs. The Company expects the agreement to provide at least $0.9 million in proceeds over the next twelve months.  A copy of the Services Agreement is filed with this report..

 Our Strategy

Through 2011, we dedicated our resources mainly to the development and operations of Sharecare and our international businesses. At the start of 2012, our operating obligations to Sharecare came to an end and we made a strategic decision to shift our focus to the U.S. market which we believe holds larger near-term opportunity.

During the course of 2012, we have committed ourselves to the development and growth of  new U.S.-based digital properties in the personal finance and consumer money markets category. To that end, we  launched a new website DimeSpring and completed a merger with Banks.com in which we obtain ownership of Banks.com, IRS.com and Filelater.com. In an effort to accelerate awareness and revenue growth, on November 13, 2012, we entered into a strategic partnership with TheStreet.com. We also continue to seek engagements with 3rd parties to grow our Content and Platform Services, and have recently completed a consulting engagement with a Fortune 100 company.

The completion of our obligation to Sharecare in addition to our strategic shift resulted in the Company reporting minimal revenue for the three and nine months ended September 30, 2012, derived from our Brands segment. We continue to maintain an equity stake in Sharecare which we account for under the equity method of accounting.

Our Operations

Domestic

            Brands.  In September 2012, we launched DimeSpring.com, a U.S.-focused personal finance website that intends to utilize rich content and advice from a wide array of professionals to build a community of people interested in managing life’s financial hurdles and opportunities. DimeSpring.com is part of a larger product strategy to leverage our experience and expertise to create leading destination websites that offer a dynamic online experience around a given topic with access to relevant content and subject matter experts. The Banks.com merger was successfully completed on June 28, 2012. Banks.com’s revenue included in our consolidated statements of operations for the three and nine months ended September 30, 2012 was $278 thousand and $263 thousand, respectively. Assets obtained through the Banks.com Merger complement DimeSpring and serve to build a network of personal finance digital media businesses. We continue to invest in technology and product development to support this initiative, and more recently have entered into a services agreement with The Street.com to accelerate consumer awareness and revenue growth of these sites.

Content and Platform Services.  Our agreements with Sharecare and Discovery expired in December 2011, and while we have entered into new service agreements, revenues from these agreements are not significant at this time. We do intend to expand our services business to new clients in 2013and we continue to invest in sales and evolve our technology platforms to ensure we incorporate the latest in social media and content trends.

Sharecare Investment.  Although Remark Media is no longer providing services for Sharecare, the Company maintains equity ownership in the venture.  As of September 30, 2012, we own approximately 10.9% of Sharecare’s common stock and had representation on Sharecare’s board of directors.  We account for our investment in Sharecare under the equity method of accounting for investments and we record our proportionate share of Sharecare’s net income or loss in our consolidated statements of operations under proportional share in income or loss from equity-method investments. In the case of a change of interest, we record a gain or loss in our consolidated statement of operations in the period the change of interest occurs. As of October 15, 2012, Sharecare and Remark Media no longer had a common board member.  The Company is evaluating this event as it relates to the appropriate prospective accounting for its investment in Sharecare.

International

During 2011, we implemented certain cost-savings measures in our Brazil and China operations in connection with a strategic shift towards operations in the United States. We believe that the value of our international assets will be recognized over a longer term horizon, as online advertising markets develop for Brazil and China and the websites’ traffic fundamentals improve.

ComoTudoFunciona  (http://hsw.com.br) is Brazil’s online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from Remark Media’s São Paulo operations. Revenue generated from our operations in Brazil was approximately $15 thousand and $24 thousand during the three months ended September 30, 2012 and 2011, respectively. Brazil revenues and operating results are included in the Brands reporting segment. We do not expect to see major growth in our Brazil operations in the near term unless we increase investment in the brand.

BoWenWang  (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc.  As a result of our cost cutting measures implemented in China in September 2011, we experienced a decline in revenues in the third quarter of 2012 as compared to the same period of 2011. Revenue generated from our operations in China was minimal during the second quarter ended September 30, 2012. China revenues and operating results are included in the Brands reporting segment. We do not expect to see major growth in our China operations in the near term unless we increase investment in the brand.

Results of Operations

The following table sets forth our operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating revenue
Brands	$263,119	$37,396	$320,233	$103,408
Content and platform services to affiliates	-	1,172,883	-	3,934,102
Total revenue	263,119	1,210,279	320,233	4,037,510

Operating expenses
Sales and marketing	108,382	218	215,542	14,517
Content, technology and development	608,244	863,593	1,307,259	3,082,743
General and administrative	1,328,844	1,349,292	3,583,020	3,950,147
Impairment loss	-	381,000	-	381,000
Depreciation and amortization expense	149,689	73,973	202,213	203,163
Total operating expenses	2,195,159	2,668,076	5,308,034	7,631,570

Loss from operations	(1,932,040)	(1,457,797)	(4,987,801)	(3,594,060)

Other income (expense)
Interest expense	(11,505)	(37,075)	(38,630)	(86,443)
Other income	(14,876)	95,409	(7,769)	96,630
Total other income (expense)	(26,381)	58,334	(46,399)	10,187

Loss before gain (loss) from equity-method	(1,958,421)	(1,399,463)	(5,034,200)	(3,583,873)
investments
Proportional share in loss of equity-method investments	(739,704)	(1,143,499)	(2,553,086)	(1,624,950)
Change of interest gain of equity-method investments	-	407,376	2,494,990	407,376

Net loss	$(2,698,125)	$(2,135,586)	$(5,092,296)	$(4,801,447)

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

Revenue

Total revenue for the three months ended September 30, 2012 was approximately $263 thousand, a decrease of approximately $0.9 million from the same period in 2011. For the nine months ended September 30, 2012 and 2011, revenue was $320 thousand, a decrease of $3.7 million as compared to the same period of 2011. All revenue generated in the three and nine months ended Sept 30, 2012 was related to the Brands segment, while 97% of our revenue in the three and none months ended September 30, 2011 was generated from the Content and Platform Services segment. The major decrease was due to the fact that all of our content and platform service agreements expired in December 2011 and we did not renew or enter into any significant revenue generating service agreements with our customers under the Content and Platform Services segment. Also, pursuant to closing of the Banks.com merger on June 28, 2012, we recorded $278 thousand of Banks.com revenues in our statements of operations for the nine months ended September 30, 2012.

Sales and Marketing

We have been and will continue to focus on sales and marketing to support our growth initiatives. Going forward, for our domestic assets, we are participating in a strategic advertising sales partnership with The Street. Sales and marketing expenses were $108 thousand and $216 thousand in the three months ending September 30, 2012 and 2011, respectively, and $216 thousand and $15 thousand in the nine months ended September 30, 2012 and 2011, respectively.

Content, technology and development

Content, technology and development expenses include the ongoing third- party costs to acquire original content, translate and localize content for our Brands segment from English to Portuguese and Chinese, as well as costs of designing and developing our products as well as expenses to support our Content and Platform Services segment including labor, content and third party platform support services. These expenses were $0.6 million and $0.9 million in the three months ended September 30, 2012 and 2011 , respectively and $1.3 million and $3.1 million in the nine months ended September 30, 2012 and 2011, respectively. The decrease is related to web developments costs which were capitalized during the three and nine months ended Sept  30, 2012 of $0.2 million and $0.6 million, respectively in addition to the decrease in the services provided to customers in the content and platform services segment.

General and Administrative Expenses

Our total general and administrative expenses were approximately $1.3 million and $1.3 million in the three months ended September 30, 2012 and 2011, respectively and $3.6 million and $4.0 million in the nine months ended September 30, 2012 and 2011, respectively.

Interest Expense

Interest expense for the three months ended September 30, 2012 and 2011 was $12 thousand and $37 thousand, respectively and $39 thousand and $86 thousand for the nine months ended September 30, 2012 and 2011, respectively. These amounts reflect the amortization of debt issuance costs in connection with our revolving credit facility entered into in March 2011 which expired in March 2012. The debt issuance costs were fully amortized in the first quarter of 2012.

Loss from Equity-Method Investments and Change of Interest Gain

We account for our investment in Sharecare under the equity method of accounting.  Sharecare issued additional equity in the first and second quarters of 2012. As a result, we recorded a gain of $2.5 million in the nine months ended September 30, 2012. Additionally, we recorded a loss of $0.7 million in the three months ended September 30, 2012, and 2011, respectively and $2.6 million and $1.6 million in the nine months ended September 30, 2012 and 2011, respectively. These losses represent our share in Sharecare’s loss during those periods. At September 30, 2012, our percentage ownership in Sharecare was 10.9%. We continually evaluate the facts and circumstances related to our investment in Sharecare to assess the need for change in our accounting method in future periods.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in Note 2 to the accompanying notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents was $0.7 million at September 30, 2012, compared to $1.5 million at December 31, 2011.  The decrease in cash is primarily due to the proceeds provided through the equity funding completed in February 2012 offset by use of cash to fund our operating and investing activities, including website development costs and the acquisition of Banks.com . Our cash on hand at September 30, 2011 was $2.6 million.

	Nine Months Ended September 30,
	2012	2011

Cash flows used in operating activities	$(3,698,125)	$(2,006,553)
Cash flows used in investing activities	(987,971)	(320,706)
Cash flows provided by financing activities	3,850,451	80,000
Net change in cash and cash equivalents	(835,645)	(2,247,259)
Impact of currency translation on cash	(3,182)	(24,199)
Cash and cash equivalents at beginning of year	1,531,502	4,843,893
Cash and cash equivalents at end of period	$692,675	$2,572,435

Cash flows from operations

Our net cash used in operating activities during the nine months ended September 30, 2012, increased by $1.7 million compared to the same period in the prior year due to a major decrease in revenues and operating income partially offset by a decrease in expenses as a result of our continued cost monitoring measures.

Cash flows from investing activities

During the nine months ended September 30, 2012, our net cash used in investing activities was approximately $1 million compared to $0.3 million for the same period in 2011. The cash used in investing activities in the nine months ended September 30, 2012 consisted of website development activities of $0.6 million and the payment of the cash consideration of $0.4 million related to the Banks.com’s acquisition consummated on June 28, 2012 of which $0.1 million was related to the settlement of the promissory note issued by Banks.com to the former Banks.com’s CEO and his wife. The cash used in the nine months ended September 30, 2011 consisted of $0.2 million of office assets and leasehold improvements in addition to a restricted cash balance of $0.1 million received as a deposit in advance of the close of our ongoing capital funding activities.

Cash flows from financing activities

For the nine months ended September 30, 2012, the net cash provided by financing activities consists of the cash proceeds of $4.25 million provided through the equity financing transaction completed in February 2012 partially offset by payments of stock issuance costs of $0.4 million. For the nine months ended September 30, 2011, net cash provided by financing activities was $0.08 million consisting of proceeds related to our ongoing capital funding activities of $0.1 million partially offset by payment for debt issuance costs of $0.02 million related to our revolving credit agreement.

Non-cash financing and investing activities

In the first quarter of 2012, the Company issued warrants to the placement agent as part of the stock issuance costs associated with the issuance of capital for cash completed in February 2012. The fair value of these warrants was $0.1 million at the date of issuance and was reported under non-cash investing and financing activities in the statement of cash flows for the six periods ended June 30, 2012. In addition, pursuant to the close of the Banks.com acquisition completed on June 28, 2012, we issued 702,267 common shares at a price of $3.40 per share. Non-cash financing activities for the nine months ended September 30, 2011 were approximately $0.13 million, related to the warrants issued in conjunction with the revolving credit agreement entered into in March 2011 which expired in March 2012. These warrants were exercised in April 2012 and accordingly, we issued 32,405 common shares under the cashless exercise of these warrants.

As of September 30, 2012, the Company’s total cash and cash equivalents balance was approximately $0.7 million. After receipt of funding of the Term Loan Agreement discussed below, the balance of cash and cash equivalents would be approximately $1.97 million. The Company has incurred net losses and generated substantial negative cash flow from operations in the nine months ended September 30, 2012 and in each fiscal year since its inception and has an accumulated deficit of $103.9 million as of September 30, 2012. The Company had minimal revenues in the first three quarters of 2012 due to the termination of certain agreements in the Content and Platform Services segment at the end of 2011 and its transition to owning and operating its own digital media properties. Since that time, the Company has been focused on building and acquiring wholly-owned digital media properties for its Brands segment and pursuing new services agreements with new customers for its Content and Platform Services segment.

On November 13, 2012, the Company entered into a Services Agreement with TheStreet Inc. (Nasdaq: TST) (“TheStreet”) in which Remark Media granted TheStreet an exclusive right to sell and serve advertisement and e-commerce on certain of Remark Media’s personal finance websites. TheStreet will also support the websites by providing personal finance content, various promotion and advertisements on TheStreet’s websites, and marketing and accounting support. Remark Media and TheStreet will share in the revenue generated by the partnership, after TheStreet recoups certain sales, marketing, editorial and operational costs. The Company expects the agreement to provide at least $1.4 million in proceeds over the next twelve months.  A copy of the Services Agreement is filed with this report.

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, with net proceeds expected to be $1.7 millon, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Co-Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  This Term Loan Agreement was approved by the Audit Committee of the Board, which believes the related party transaction was negotiated as an arms-length transaction.  The Company expects the funding of this loan to close by November 30, 2012. See Note 10, Subsequent Events, for a description of the terms of  such Loan Agreement.

Finally the Company has taken steps to reduce operating costs, primarily payroll through a reduction in headcount, which will result in a decline in annual salary expense of approximately $1.2 million. The Company will continue to evaluate other opportunities to control costs.

The Company intends to fund its future operations through a combination of revenue growth in its Brands segment, particularly its personal finance properties.  Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.

Absent any acquisitions of new businesses or the material increase in expectations from its existing customers, current revenue growth may not be sufficient to sustain the Company’s operations in the long term. As such, the Company may need to obtain additional equity financing and/or divest of certain assets or businesses, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that might be obtained would substantially dilute existing stockholders.  There is no certainty that the Company will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of the Company will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. There can be no assurance that the Company will be successful at generating more revenues or selling any of its assets. Any failure by the Company to successfully implement these plans would have a material adverse effect on the Company’s business, including the possible inability to continue operations.

Based on the Company’s current financial projections, which incorporates the Services Agreement with TheStreet, the new Term Loan Agreement, and the reduction in force, all discussed above, the Company believes it has sufficient existing cash resources to fund operations through June 2013.   However, projecting operating results is inherently uncertain.  Anticipated expenses can exceed those that are projected, and expense reimbursements under TheStreet Agreement could be delayed or not meet expectations. Accordingly, the Company’s cash resources could be fully utilized prior to June 2013.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables.  At September 30, 2012, 99% of our cash was denominated in U.S. dollars. The remaining 1% was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars. The majority of our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant. We do not use financial instruments for trading purposes. We do not use any derivative financial instruments to mitigate any of our currency risks. The net assets of our foreign operations at September 30, 2012, were approximately $0.2 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers (“PEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2012. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s PEOs, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our PEO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 23, 2012, a complaint was filed by FOLIOfn, Inc. (“FOLIOfn”), against the Company’s subsidiary MyStockFund Securities, Inc. (“MyStockFund”), alleging that MyStockFund has infringed six U.S. Patents held by FOLIOfn relating to investment methods. The complaint seeks injunctive relief, damages, pre-judgment interest, and attorneys' fees. The Company believes that MyStockFund has meritorious defenses to the complaint, and MyStockFund intends to contest the claims.

In addition, the Company is engaged from time to time in certain legal disputes arising in the ordinary course of business.

Furthermore, the Company accrues liabilities for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company will review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made.

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

As of September 30, 2012, the Company’s total cash and cash equivalents balance was approximately $0.7 million. After receipt of funding of the Term Loan Agreement discussed below, the balance of cash and cash equivalents would be approximately $1.97 million. The Company has incurred net losses and generated substantial negative cash flow from operations in the nine months ended September 30, 2012 and in each fiscal year since its inception and has an accumulated deficit of $103.9 million as of September 30, 2012. The Company had minimal revenues in the first three quarters of 2012 due to the termination of certain agreements in the Content and Platform Services segment at the end of 2011 and its transition to owning and operating its own digital media properties. Since that time, the Company has been focused on building and acquiring wholly-owned digital media properties for its Brands segment and pursuing new services agreements with new customers for its Content and Platform Services segment.

On November 13, 2012, the Company entered into a Services Agreement with TheStreet Inc. (Nasdaq: TST) (“TheStreet”) in which Remark Media granted TheStreet an exclusive right to sell and serve advertisement and e-commerce on certain of Remark Media’s personal finance websites. TheStreet will also support the websites by providing personal finance content, various promotion and advertisements on TheStreet’s websites, and marketing and accounting support. Remark Media and TheStreet will share in the revenue generated by the partnership, after TheStreet recoups certain sales, marketing, editorial and operational costs. The Company expects the agreement to provide at least $1.4 million in proceeds over the next twelve months.  A copy of the Services Agreement is filed with this report.

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, with net proceeds expected to be $1.7 millon, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Co-Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  This Term Loan Agreement was approved by the Audit Committee of the Board, which believes the related party transaction was negotiated as an arms-length transaction. The Company expects the funding of this loan to close by November 30, 2012. See Note 10, Subsequent Events, for a description of the terms of  such Loan Agreement.

Finally the Company has taken steps to reduce operating costs, primarily payroll through a reduction in headcount, which will result in a decline in annual salary expense of approximately $1.2 million. The Company will continue to evaluate other opportunities to control costs.

The Company intends to fund its future operations through a combination of revenue growth in its Brands segment, particularly its personal finance properties.  Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.

Absent any acquisitions of new businesses or the material increase in expectations from its existing customers, current revenue growth may not be sufficient to sustain the Company’s operations in the long term. As such, the Company may need to obtain additional equity financing and/or divest of certain assets or businesses, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that might be obtained would substantially dilute existing stockholders.  There is no certainty that the Company will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of the Company will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. There can be no assurance that the Company will be successful at generating more revenues or selling any of its assets. Any failure by the Company to successfully implement these plans would have a material adverse effect on the Company’s business, including the possible inability to continue operations.

Based on the Company’s current financial projections, which incorporates the Services Agreement with TheStreet, the new Term Loan Agreement, and the reduction in force, all discussed above, the Company believes it has sufficient existing cash resources to fund operations through June 2013.   However, projecting operating results is inherently uncertain.  Anticipated expenses can exceed those that are projected, and expense reimbursements under TheStreet Agreement could be delayed or not meet expectations. Accordingly, the Company’s cash resources could be fully utilized prior to June 2013.

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

Additionally, the terms of the Discovery Merger provided that payment to HowStuffWorks stockholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead are  payable to HowStuffWorks’ former stockholders in three semi-annual installments.  The installments were planned to begin in October 2008; however, payment had not yet occurred as of the date of this report.  We have been informed by Discovery that it intends to begin the distribution of such shares of Remark Media to the HowStuffWorks’ former stockholders in the near future.  Accordingly, the amount of shares of our common stock Discovery owns in the future will fall.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares Discovery owns in the future.  As a result of such distributions, a significant number of shares may be sold by such stockholders relative to the daily market trading volumes for our common stock.  These factors could also affect our common stock, and depress the market price for our common stock or limit the market for resale of our common stock.  The market price of our common stock has been volatile, particularly in the recent stock market turmoil, and is also based on other factors outside of our control.

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

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Bankrate.com, Yahoo! Finance, and Smartmoney.com.

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

We cannot assure you that, should agreements with our advertising networks, strategic sales and marketing partners, and/or direct advertisers fail to renew or should the contracts be terminated or modified in advance of their expiration, we will be able to timely replace the sponsored listings they provide us. We have had similar agreements in the past that have failed to renew or been modified prior to their termination where our financial results were harmed.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit
Number	Description of Document

10.1*	Services Agreement between Remark Media, Inc and TheStreet, Inc., effective November 15, 2012.
31.1

Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended

32.1**

Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase

_________________________

*          Confidential treatment had been requested as to a portion of these exhibits, which portion had been omitted and filed separately with the Securities and Exchange Commission.

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

REMARK MEDIA, INC.

Date: November 26, 2012	By:	/s/ Shing Tao
Shing Tao
Co-Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)