Form 10-Q/A
period 2012-09-30
Remark Media, Inc.
filed 2013-03-25
CIK 1368365

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

Explanatory Note

The sole purpose of this Amendment No. 2 (this “Amendment”) to Remark Media, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 26, 2012 (the “Form 10-Q”), is to furnish a final redacted Exhibit 10.1 below pursuant to requested changes to such originally filed Form 10-Q from the Securities and Exchange Commission.

No other modifications or changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.   Exhibits

For a list of exhibits filed with this report, refer to the Exhibit Index on the page immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMARK MEDIA, INC.

March 25, 2013	By:	/s/ Shing Tao
Shing Tao
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Exhibit Number

10.1*	Agreement between Remark Media, Inc. and TheStreet, Inc. dated November 13, 2012 and effective November 15, 2012

* Confidential treatment has been granted as to a portion of this exhibit, which portion had been omitted and filed separately with the Securities and Exchange Commission.