Form 10-K
period 2012-12-31
Remark Media, Inc.
filed 2013-04-15
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   No ☒

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No ☒

At April 9, 2013, 7,090,832 shares of the Registrant’s common stock, $0.001 par value per share, were outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $12,811,939 as of June 30, 2012, based on the closing price of the Common Stock on that date on the NASDAQ Capital Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

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

ITEM 1.  BUSINESS

OVERVIEW

Who We Are

Remark Media, Inc.  (“Remark Media” or the “Company”) is a global digital media company incorporated in Delaware and headquartered in Atlanta, with operations in Las Vegas, Miami, Beijing and São Paulo.

The Company provides unique and dynamic digital media experiences across multiple verticals, with a focus on compelling content, trusted brands, and valuable resources for consumers.

Remark Media is listed on The NASDAQ Capital Market.  The Company transferred its listing from The NASDAQ Global Market on May 31, 2011.  The Company was incorporated in Delaware in March 2006 and is headquartered in Atlanta with additional operations in Las Vegas, Miami, Beijing and Sao Paulo.

History

Remark Media was incorporated in Delaware in March 2006 as a wholly owned subsidiary of HowStuffWorks, Inc. in order to develop businesses using exclusive digital publishing rights to HowStuffWorks’ content in China and Brazil.  The Company merged with INTAC International, Inc. (“INTAC”) in 2007 to accelerate its obtaining Internet licenses and to benefit from INTAC’s knowledge of the Chinese markets, relationships, and core competencies.  In 2007 and 2008, the Company launched Brazilian and Chinese editions, respectively, of HowStuffWorks.com, utilizing strategies based on those employed by HowStuffWorks, Inc., as tailored to the needs of each localized market.  Remark Media still owns and operates these businesses.

In 2008, Remark Media decided to further leverage its web-publishing infrastructure by expanding its operations into the U.S. market through the acquisition of DailyStrength, Inc. (“DailyStrength”).  DailyStrength’s website offered content authored by medical professionals and the ability for users and members to launch health-related discussion groups using leading community tools to interact with others.

In 2009, the Company co-founded Sharecare, a U.S.-based venture between: Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ former Chief of Global Digital Strategy; Sony Pictures Television; and Remark Media.  Sharecare was created to build a web-based platform that simplifies the search for health and wellness information by organizing a vast array of health-related questions and providing multiple answers from experts, organizations, publishers, and caregivers representing various points of view. As a part of the transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a license to use Sharecare’s web platform for its own businesses.  As of December 31, 2012, Remark Media owns approximately 10.8% of Sharecare’s common stock and has representation on its Board of Directors.  Accordingly, the Company considers Sharecare a related party.  Further information about Sharecare is available at http://sharecare.com. The Company does not incorporate any information on the Sharecare.com site into this Form 10-K. As Sharecare’s technology development partner, the Company began development of the platform for Sharecare in July 2009, and Sharecare.com was launched in October 2010. The Company continued to provide services to Sharecare through December 31, 2011, at which time its agreement with Sharecare expired. The Company does not expect to provide any further significant development services to Sharecare. Remark Media maintains the licensed rights to use the web publishing and social media platform it built for Sharecare for its own businesses outside of the healthcare industry.

In 2010, Remark Media launched Curiosity Online for Discovery Communications (http://curiosity.com), and provided website development services for the site through November 2011. The Company’s service agreement with Discovery concluded in December 2011.

In 2012, Remark Media began building a portfolio of personal finance digital media websites and services.  The Company entered into an agreement to acquire Banks.com, Inc. (“Banks.com, Inc.”) in February 2012, and completed the acquisition in June 2012.  Banks.com, Inc.’s properties include the personal finance websites Banks.com and IRS.com, and personal finance services FileLater and MyStockFund Securities.  Remark Media additionally launched DimeSpring.com in September 2012, providing leading expert content and an interactive community for people seeking actionable personal finance advice.  To support the growth into the personal finance vertical, Remark Media raised $4.25 million in equity financing in February 2012, and $1.8 million in a convertible note in November 2012.

Remark Media entered the 18-to-34 year old lifestyle vertical in 2013, with the acquisition of Pop Factory, LLC (“Pop Factory”) in March 2013.  Pop Factory owns Bikini.com, a beach lifestyle digital media brand providing websites, branded merchandise, and mobile content.  Over the coming months, Remark Media will introduce a refreshed Bikini.com brand and a new website at www.bikini.com, with a focus on providing sophisticated and informative content, social media and services for fun in the sun destinations, style, and health and fitness.  To support the acquisition of Pop Factory and its entry into the new vertical, Remark Media raised $4 million in a convertible debt financing in April 2013.

The Company intends to make additional acquisitions and product launches in the 18-to-34 year old lifestyle vertical, which it believes holds significant growth opportunity in the near-term.  The 18 to 34 demographic is the first age group to have grown up with the Internet and social media, and is an increasingly meaningful user base that is redefining how media is consumed.  They represent a disproportionally large percentage of the consumers viewing online videos, engaging in social networking, owning tablets, and using smartphones, according to Nielsen research.  Media consumers who are 18-34 continue to increase their engagement with digital media, representing approximately 4 in 10 online video views according to the Interactive Advertising Bureau.  For those in this demographic who use social networks, they spend an average of 3.8 hours daily doing so, reported market research company Ipsos.

DESCRIPTION OF BUSINESSES

Remark Media’s current operating segment is Brands (formerly referred to as “Digital Online Publishing”), which contains its digital media properties in China and Brazil, its personal finance vertical, and its 18-to-34 year old lifestyle vertical.  The Company historically has operated a Content and Platform Services segment (formerly known as “Web Platform Services”), to provide consulting services.  The Company does not anticipate taking on new clients in the Content and Platform Services segment in the near future.

Brands

Our Brands segment consists of those digital media properties that we own and operate.  It presently includes our translated and localized editions of HowStuffWorks.com in China and Brazil; our personal finance vertical, including DimeSpring, Banks.com, IRS.com, FileLater, and MyStockFund.com; and our new 18-to-34 year old lifestyle vertical, including Bikini.com.  We intend to expand our Brands segment in the coming year by continuing to acquire, develop and launch U.S.-based content, social and commerce websites in the 18-to-34 year old lifestyle vertical.

HowStuffWorks International

ComoTudoFunciona  (hsw.com.br) is Brazil’s online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from Remark Media’s São Paulo operations.

BoWenWang  (www.bowenwang.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc.

Personal Finance

DimeSpring (dimespring.com) is a U.S.-focused personal finance website providing rich content and advice from a wide array of financial professionals building a community of people interested in managing life’s financial hurdles and opportunities.  Content is organized by life stages, with tools and visuals such as infographics that inspire action among the site’s users.  On-site presence by resident experts and knowledge partners provide numerous ways for DimeSpring users to learn from and connect with financial professionals.

Banks.com (banks.com) is an action-oriented resource for people interested in financial institutions and products.  In addition to providing relevant and timely news and information about banking, investing and loans, Banks.com allows users to compare rates and take action on financial products such as mortgages and savings accounts.

US Tax Center (irs.com) offers information about tax matters effecting U.S. readers, and provides them with access to tax related information and services.

FileLater (filelater.com) is an e-commerce business providing taxpayers with an online platform to file business and personal tax extensions with the IRS and receive acknowledgment of that filing from the IRS in a matter of minutes

MyStockFund Securities (mystockfund.com) offers fractional share investing and a dollar cost averaging brokerage product that allows investors to build a diversified portfolio in stocks, index funds and bond funds without incurring the high fees and trading costs of traditional brokerage firms.

18-to-34 Lifestyle

Bikini.com (bikini.com) is a digital beach lifestyle brand including its flagship website at www.bikini.com, branded merchandise, and mobile content .  Over the coming months, Remark Media will introduce a refreshed Bikini.com brand and a new website at www.bikini.com, with a focus on providing sophisticated and informative content, social media and services for fun in the sun destinations, style, and health and fitness.

Content and Platform Services

Our Content and Platform Services business provided third-party clients with content, design, and development services for their websites as well as advisory services and custom technology solutions.  We licensed our proprietary web publishing and social media platforms.  Past engagements include the development and launch of Ask Dr. Oz (http://www.doctoroz.com/ask) for Sharecare and the development and launch of Curiosity Online for Discovery Communications (http://www.curiosity.com).

As part of our transition to focusing on our Brands, our legacy content and platform service agreements with Sharecare and Discovery Communications were concluded in December 2011.  We do not anticipate taking on new clients for the Content and Platform Services business in the near future, as we focus on developing and growing our owned and operated verticals in our Brands business.

Sales & Marketing

The primary business model for our Brands business is the sale of advertising, sponsorships and related products and services.  By focusing on providing high-quality digital properties to end users in the United States, Brazil and China we aim to establish a user base attractive to advertisers.  We primarily sell advertising based on the quantity of views delivered to advertisers or the success of various advertising-related metrics, such as clicks or specified user actions.  We have sales operations in the United States to service our advertisers and intend to conduct sales for our owned and operated websites through a direct sales force and strategic partnerships. The primary business model for our Content and Platform Services business has been service fees and platform licensing fees.

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

Competition

Online publishing is a rapidly evolving market and we encounter significant competition in each market in which we own and operate websites.  Competitors for our Brands business include:

•	United States: traditional Internet companies like Yahoo! and AOL, and web portals that focus on specific category verticals such as Demand Media, WebMD and About.com;

•	China: national Internet portals such as Baidu, Shanda Interactive Entertainment, Sina, sohu.com and tom.com; and
•	Brazil: national websites such as Terra and Globo.

These competitors operate websites that compete with us for both end users and advertising revenue.

The online financial services market continues to evolve rapidly and we expect it to remain highly competitive. Our MyStockFund subsidiary competes with full commission, discount and online brokerage firms. Some of these competitors provide Internet trading and banking services, investment advisor services, touchtone telephone and voice response banking services, electronic bill payment services and a host of other financial products. Our tax preparation and tax extension businesses compete with the much larger firms such as Intuit and H&R Block.

We also face intense competition in attracting and retaining qualified employees.  Our ability to compete effectively will depend upon our ability to attract new employees and retain and motivate our existing employees while efficiently managing compensation-related costs.

Our Content & Platform Services segment provided a broad range of digital services for third parties, including content, design and development of websites as well as licensing of our proprietary content and social media technology platforms.  We are subject to significant competition from other website service providers.  Website service providers vary in their offerings and the market is highly competitive due to low barriers to entry and a large number of competitors.

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

Government Regulation

The application of new and existing laws and regulations to the Internet or other online services could also have a material adverse effect on our business, prospects, financial condition and results of operations. Several federal laws that could have an impact on our business have already been adopted. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third party web properties that include materials that infringe copyrights or rights of others. The Children’s Online Privacy Protection Act is intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online services providers to report evidence of violations of federal child pornography laws under certain circumstances. The foregoing legislation may impose significant additional costs on our business or subject us to additional liabilities, if we were not to comply fully with their terms, whether intentionally or not. We intend to fully comply with the laws and regulations that govern our industry, and we employ internal resources and incur outside professional fees to establish, review and maintain policies and procedures to reduce the risk of noncompliance.

Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments. For example, the IRS generally prohibits the use or disclosure by tax return preparers of taxpayers’ information without the prior written consent of the taxpayer. In addition, other regulations require financial service providers to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to “opt-out” of having personal information disclosed to unaffiliated third-parties for marketing purposes. Although we have procedures to protect against identity theft, breaches of our clients’ privacy may occur. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation. In addition, changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. Establishing systems and processes to achieve compliance with these new requirements may increase costs and/or limit our ability to pursue certain business opportunities.

We post our privacy policy and practices concerning the use and disclosure of any user data on our web properties and our distribution applications. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our businesses, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our businesses. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenue.

These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

There are a growing number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally, and some of these proposals apply specifically to paid search businesses and ownership rights of Internet domain properties. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expenses or lost revenue opportunities, and in other unforeseen ways.

We anticipate that new laws and regulations affecting us will be implemented in the future. Those new laws, in addition to new applications of existing laws, could expose us to substantial liabilities and compliance costs.  In addition, because our services are available over the Internet in multiple states, certain states may claim that we are required to qualify to do business in such state.

As part of our initiative to make www.banks.com a preferred destination for personal finance and consumer banking information and services, we have focused our efforts on enhancing the content and usability of the site. Our subsidiary MyStockFund Securities, Inc. is a broker-dealer registered with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, and a member of a self-regulatory organization, the Financial Industry Regulatory Authority (“FINRA”). Broker-dealers are subject to federal and state laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, minimum net capital requirements, record-keeping and retention, anti-money laundering, privacy laws, and the conduct of their directors, officers, employees and other associated persons. Violations of the federal and state laws and regulations governing a broker-dealers actions could result in civil and criminal liability and administrative liability in the form of censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

Employees

As of December 31, 2012, we had 11 employees.

Our Relationship with Discovery Communications, Inc.

On December 17, 2007, following HowStuffWorks’ contribution of digital publishing rights to the Company, HowStuffWorks merged with Discovery Communications, Inc. (the “Discovery Merger”), and became a wholly owned subsidiary of Discovery.  The merger agreement between Discovery and HowStuffWorks provided that payment to the former HowStuffWorks shareholders for a significant portion of its ownership of our common stock would not be paid at the October 2007 closing of the transaction, but instead would be available to be paid in three semi-annual installments.  The installments were planned to begin in October 2008 and occurred in December 2012.  At December 31, 2012, Discovery, through HowStuffWorks, owned approximately 11% of the Company’s outstanding common stock.

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

Our quarterly results have fluctuated in the past and will likely fluctuate in the future due to seasonal fluctuations in the level of Internet usage and interest in various topics of our Brands.  Prolonged or severe decreases in usage during certain seasonal periods may adversely affect our growth rate and in turn the market price of our securities.  In addition, we expect the revenues associated with our websites at www.irs.com and www.filelater.com to be largely seasonal in nature, with peak revenues occurring during January through April, corresponding to the U.S. tax season.

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

Even if we succeed in attracting traffic to our owned and operated websites, we may not be successful in monetizing the traffic. Additionally, the costs of attracting and retaining users to our websites may exceed our ability to generate revenues from such activities, which would have an adverse effect on our business, financial condition, results of operations and cash flows.

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

We may be subject to liability for information displayed by advertisers on our websites, which may affect our business.

Laws relating to the liability of providers of online services for activities of their advertisers and for the content of their advertisers’ listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites. These kinds of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We may not successfully avoid liability for unlawful activities carried out by advertisers displayed on our websites. If we are subjected to such lawsuits, it may adversely affect our business.

In addition, much of the information on websites in our personal finance vertical that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depositary, personal credit and investment products offered by financial institutions, mortgage companies, investment companies, insurance companies and others participating in the consumer financial marketplace. We are exposed to the risk that some advertisers may provide us, or directly post on our websites, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information provided by advertisers on our websites, and cause certain advertisers to become dissatisfied with our websites, and result in lawsuits being filed against us.

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

The application of new and existing laws and regulations to the Internet or other online services has had a material adverse effect on our business, prospects, financial condition and results of operations in the past. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The Taxpayer Protection Act of 2007(“H.R. 1677”). Section 8 of H.R. 1677 would have amended Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on certain use of the U.S. Department of the Treasury names and symbols. Although the legislation was never passed by the Senate or signed into law and the bill ceased with the ending of the 110th Congress in January 2009, there is no guarantee that similar legislation won’t be introduced and passed into law by the current or future Congress. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, such legislation may adversely impact our overall operations. We own the Internet domain address www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. While the bill was never passed into law, if enacted, the passage of such legislation could have severely adversely affected our use of our Internet domain address www.irs.com as well as our overall operations. In the event a bill such as H.R. 1677 were to become law, we intend to be continue to be diligent in our communications with the Internal Revenue Service and Congress in an effort to mitigate any potential negative effects of such legislation.

We may be subjected to large scale advertiser defections due to external organizations exerting influence.

The passage of H.R. 1677 in April 2007 resulted in a modification of the 2008 Operating Agreement of the Free File Alliance and prohibited their members from advertising on the domain irs.com. The Free File Alliance is a public/private cooperative of certain online tax providers who provide certain U.S. citizens with access to free online tax preparation in cooperation with the Internal Revenue Service. Their members represent the vast majority of the online tax preparation market including TurboTax, H&R Block and TaxAct and the unexpected loss of their advertising dollars had an adverse affect on Banks.com, Inc.’s business in 2008. The Free File Alliance no longer prohibits their members from advertising on the banks.com domain but we cannot assure you that they will continue allow their members to advertise with us or that individual members will not decide on their own not to advertise with us.

We are subject to the extensive regulations that govern a broker-dealer.

MyStockFund Securities, Inc., a broker-dealer registered with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, and a member of a self-regulatory organization, the Financial Industry Regulatory Authority (“FINRA”). Broker-dealers are subject to federal and state laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, minimum net capital requirements, record-keeping and retention, anti-money laundering, privacy laws, and the conduct of their directors, officers, employees and other associated persons. Violations of the federal and state laws and regulations governing a broker-dealers actions could result in civil and criminal liability and administrative liability in the form of censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

We face intense competition from larger, more established companies, and we may not be able to compete effectively, which could reduce demand for our services.

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Bankrate.com, Yahoo!Finance, and Smartmoney.com, and we will compete for Internet advertising revenues with numerous websites focusing on the 18-to-34 year old demographic.

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

We cannot assure you that, should agreements with our advertising networks, strategic sales and marketing partners, and /or direct advertisers fail to renew or should the contracts be terminated or modified in advance of their expiration, we will be able to timely replace the sponsored listings they provide us. We have had similar agreements in the past that have failed to renew or been modified prior to their termination where our financial results were harmed.

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

We may not have sufficient liquidity to support our operations.

As of December 31, 2012, the Company’s total cash and cash equivalents balance was approximately $1.4 million.   The Company has incurred net losses and generated substantial negative cash flow from operations in the twelve months ended December 31, 2012 and in each fiscal year since its inception and has an accumulated deficit of $105.8 million as of December 31, 2012.  The Company had minimal revenues in 2012 due to the termination of certain agreements in the Content and Platform Services segment at the end of 2011 and its transition to owning and operating its own digital media properties. Since that time, the Company has been focused on building and acquiring wholly owned digital media properties for its Brands segment and pursuing new services agreements with new customers for its Content and Platform Services segment.

On November 13, 2012, the Company entered into a Services Agreement with TheStreet Inc. (Nasdaq: TST) (“TheStreet”) in which Remark Media granted TheStreet an exclusive right to sell and serve advertisement and e-commerce on certain of Remark Media’s personal finance websites. TheStreet will also support the websites by providing personal finance content, various promotion and advertisements on TheStreet’s websites, and marketing support.  The Company expects the agreement to provide at least $0.9 million in payments to the Company over the initial term of the agreement.

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s Common Stock on the day of entrance into the agreement.  The full balance is due November 2014.

On April 2, 2013, the Company entered into a $4.0 million Promissory Note, at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed above, as amended by Amendment Number One to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 11% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 8% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  The full balance is due April 2015.

If these two notes are not converted into Common Stock of the Company, or if the Company’s shareholders do not approve the ability to convert the April 2013 $4 million Promissory Note into Common Stock of the Company, the Company may be in a position where it is unable to repay the notes.

Finally the Company has taken steps to reduce operating costs, primarily payroll through a reduction in personnel associated with its Content and Platform Services segment, which will result in a decline in annual salary expense of approximately $1.2 million. The Company will continue to evaluate other opportunities to control costs.

The Company intends to fund its future operations through revenue growth in its Brands segment, particularly its personal finance and 18-to-34 year old lifestyle properties.  Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.

Absent any acquisitions of new businesses, the addition of new customers, or the material increase in revenue from its existing customers, current revenue growth may not be sufficient to sustain the Company’s operations in the long term. As such, the Company may need to obtain additional equity financing and/or divest of certain assets or businesses, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that might be obtained would substantially dilute existing stockholders.  There is no certainty that the Company will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of the Company will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. There can be no assurance that the Company will be successful at generating more revenues or selling any of its assets. Any failure by the Company to successfully implement these plans would have a material adverse effect on the Company’s business, including the possible inability to continue operations.

Based on the Company’s current financial projections, which incorporate the Services Agreement with TheStreet, the Term Loan Agreement and the Promissory Note, and the reduction in expenses, all discussed above, the Company believes it has sufficient existing cash resources to fund operations through December 2013.   However, projecting operating results is inherently uncertain.  Anticipated expenses can exceed those that are projected, and proceeds under TheStreet Agreement could be delayed or not meet expectations. Accordingly, the Company’s cash resources could be fully utilized prior to December 2013.

The market price of our stock is likely to be volatile and various factors could negatively affect the market price or market for our common stock.

The market for and price of our common stock could be affected by the following factors:

•	general market and economic conditions;
•	our common stock has been thinly traded; and
•	minimal third party research is available regarding our company.

Additionally, the terms of the Discovery Merger provided that payment to HowStuffWorks stockholders for a significant portion of HowStuffWorks’ ownership of our common stock would not be paid at the October 2007 closing of the transaction and instead are payable to HowStuffWorks’ former stockholders in three semi-annual installments.  Discovery has distributed all such shares of Remark Media to the HowStuffWorks’ former stockholders.  Accordingly, the amount of shares of our common stock Discovery owns has decreased.  All of our rights to publish HowStuffWorks content will remain effective regardless of the number of shares Discovery owns in the future.  As a result of such distributions, relative to the daily market trading volumes for our common stock, such stockholders may sell a significant number of shares.  These factors could also affect our common stock, and depress the market price for our common stock or limit the market for resale of our common stock.  The market price of our common stock has been volatile, particularly in the recent stock market turmoil, and is also based on other factors outside of our control.

The anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected.

The mergers with Banks.com and Pop Factory involved the integration of companies that have previously operated independently with principal offices in different distinct locations. Significant management attention and resources has been and will be required to integrate the companies. Delays in this process could adversely affect the combined company's business, financial results, financial condition, and stock price following the merger. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

RISKS RELATING TO OUR COMPANY

We have a history of operating losses and if we do not reach profitability, we may not be able to fund and operate our businesses.

Although Remark Media was founded in 2006, our business strategy is still evolving, and we have a limited operating history. We are in varying development stages of our businesses, including online publishing and international and domestic digital markets, with a limited operating history upon which investors and others can evaluate our current business and prospects.  We have had operating losses in each year of our operations. If we are not able to reach profitability, we may not be able to fund our operations in the future.

Because of our limited operating history in U.S. digital media properties and the ongoing development of our business, we will have limited insight into trends and conditions that may exist or emerge and affect our business, especially with respect to the content and platform services and online publishing market.  Our content and platform service agreements with Sharecare and Discovery Communications, which represented approximately 97% of our revenues for 2011, expired in December 2011. The Content and Platform Services business will have no revenues unless we enter into new services agreements with new customers.  During 2012 and 2011, we have generated only minimal revenue in our Brands business.  We cannot be certain that our business strategy will be successful or that it will successfully address these risks.  Any failure by us to successfully implement our new business plans would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Sharecare is a recently formed company with limited history of operations.  Its prospects must be considered in light of the many risks, uncertainties, expenses, delays and difficulties encountered by companies in their early stages of development.  Moreover, Sharecare operates in the highly competitive Internet industry and might not achieve profitability or consumer acceptance in the near term, if ever. Our investment in Sharecare’s equity securities is illiquid and might fail to appreciate and might decline in value or become worthless.  It is unlikely our Sharecare equity securities will pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of Sharecare.

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

We accounted for our investment in Sharecare under the equity method of accounting through November 2012, under which we record our proportionate share of Sharecare’s net income or loss.  As of December 2012, we moved to the cost method.  It is likely that Sharecare will need to raise additional capital, or make additional acquisitions, and our equity position in Sharecare may be diluted if Sharecare issues additional equity, options, or warrants.  If Sharecare makes a capital call of its existing equity holders, our position may be diluted if we choose not to contribute additional capital. Our interest ownership in the common stock of Sharecare was 10.8% at December 31, 2012.

We may not have sufficient liquidity to support the ongoing development and growth of our businesses.

The Company is in the process of developing and launching new content vertical websites as well as a website services business.  We currently operate at a loss and with a substantial negative cash flow from operations.  While we believe that our cash resources on hand at the time of this filing including the proceeds from our recent financing transactions, are sufficient to fund the launch and early growth of these through at least December 31, 2013, our cash resources are not necessarily sufficient to fund these businesses for an extended period beyond that unless revenues increase significantly or we find additional sources of capital, neither of which can be assured.  Additionally, the development of new content vertical websites may require additional sources of capital for the Company.  Our management and directors continue to evaluate our progress and likelihood of success in each of our markets, and our ability to raise additional capital, against the relative value of our resources and other opportunities.  Accordingly, we implemented cost saving measures in 2011 and 2012 related to our Atlanta, Brazil and China operations in order to focus our limited resources in building our new content verticals, and we might decide to implement further cost savings measures or suspend our activities in one or more of our markets.

We will need to raise additional funds in the future to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities.  If required, we may attempt to raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements similar to the revolving credit agreement entered into in March 2011 and which expired on March 3, 2012, or the Term Loan Agreement and Promissory Note discussed above. In addition, there can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. For further details regarding our liquidity, refer to our “Liquidity and Capital Resources” section of the “ Management’s Discussion and Analysis” included in this Form 10-K.

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

We are vulnerable to failures of third party network and technology providers who may fail to provide adequate services in the future. This could cause technical problems or failure of our websites or traffic, which could inhibit our revenues or damage our reputation and relationships with users, advertisers, and content providers.

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

User traffic to our owned and operated websites could decline if any well-publicized compromise of our security occurs.  “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment.  Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service.  We may be required to expend capital and other resources to protect our owned and operated websites against hackers.  If our security measures are breached as a result of third party action, employee error or otherwise, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We cannot ensure that any measures we may take will be effective.  In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

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

Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management.  Although the Chinese government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms.  We cannot predict what affects the economic reform and macroeconomic measures adopted by the Chinese government may have on our business or results of operations. Specific risks, which could affect our business in China include:

•

Regulation and censorship of information collection and distribution in China may adversely affect our business. China has enacted regulations governing Internet access and the distribution of news and other information.  Furthermore, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control a particular political ideology.  Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information, which it believes to be socially destabilizing.  The Ministry of Public Security has the authority to cause any local Internet service provider to block any website maintained outside China at its sole discretion.  If the PRC government were to take action to limit or eliminate the distribution of information through our portals or to limit or regulate current or future applications available to users of our portals, our business would be adversely affected.

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
•

The PRC legal system embodies uncertainties, which could limit the legal protections available to us. The PRC legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which decided legal cases have little precedential value.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general.  We are subject to laws and regulations applicable to foreign investment in mainland China.  However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to us and other foreign investors.

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

Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations.  In some countries, local currencies are not readily converted into Euros or U.S. dollars (or other “hard currencies”) or are only converted at government-controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time.  Very limited hedging transactions are available in China to reduce its exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.  While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all.  Our revenues as expressed in our U.S. dollar financial statements will decline in value if Renminbi or Reais depreciate relative to the U.S. dollar to the extent we have revenues in China or Brazil.  In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. dollars or by Brazilian exchange control regulations that restrict our ability to convert Reais into U.S. dollars.

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

Although the company has not been a substantial taxpayer to date, our subsidiaries and we are subject to taxes in the United States and various foreign jurisdictions.  We believe that our tax returns appropriately reflected our tax liability when those tax returns were filed.  However, applicable tax authorities may challenge our tax positions.  Any successful challenge to one or more of our prior tax positions could result in a material tax liability to us or to one or more of our subsidiaries, including INTAC, for one or more prior years.

We could incur asset impairment charges for intangible assets or other long-lived assets.

We have intangible assets and other long-lived assets, therefore future lower than anticipated financial performance or changes in estimates and assumptions, which in many cases require significant judgment, could result in impairment charges.  We test intangible assets that are determined to have an indefinite life for impairment during the fourth quarter of each fiscal year, and assess whether factors or indicators, such as unfavorable variances from established business plans, significant changes in forecasted results or volatility inherent to external markets and industries, become apparent that would require an interim test.  Adverse changes in the operating environment and related key assumptions used to determine the fair value of our indefinite lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets.  In December 2012, we recorded an impairment charge of $0.4 million resulting from abandoning certain projects in our Content and Platform Services business.  In September 2011, we recorded an impairment charge of $0.4 million resulting from our analysis of a triggering event tied to the strategic reductions in investment in our China operations to better align expenses to the revenues being generated at that time.  If any of the assumptions used in the analysis change in the future, an impairment charge for a portion or all of the assets may be required.  In addition, in December 2010, we recorded an impairment charge of $0.5 million, primarily because of changes in our assumptions as to the time and cost required to obtain licenses to operate in China similar to the ones we currently hold. An additional impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied.  Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives.  We cannot provide absolute assurance that all of our possible future control issues will be detected.  These inherent limitations include the possibility that judgments in our decision-making can be faulty, and that isolated breakdowns can occur because of simple human error or mistake.  The design of our system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions.  Because of the inherent limitations in a cost effective control system, misstatements due to error could occur and not be detected.

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

While we believe we have adequate backup systems in place, we could still experience system failures and electrical outages from time to time in the future, which could disrupt our operations.  All of our servers and routers are currently hosted in a single location, which poses site redundancy risk.  Although our site is a Tier 4 data center, which is composed of multiple active power and cooling distribution paths, has redundant components, is fault tolerant, and provides 99.995% availability, we do not have a documented disaster recovery plan in the event of damage from fire, flood, typhoon, earthquake, power loss, telecommunications failure, break in or similar events.  If any of the foregoing occurs, we may experience a temporary system shutdown.  If there is significant disruption or damage to the data center hosting our web servers, our ability to provide access to our websites would be interrupted.  We do not carry any business interruption insurance.  Although we carry property insurance, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

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

Digipac, an entity associated with our Chairman and Chief Executive Officer, holds approximately $6 million of convertible notes made by the Company, which if converted would result in a Digipac owning a significant percentage of our outstanding common stock.  As a result, Digipac may have the ability to influence our management and affairs and determine the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to the charter, approval of equity-based employee compensation plans and any merger, consolidation or sale of all or substantially all of our assets.  The interests of Digipac and its affiliates may materially conflict with the interests of other stockholders.  In the future, Digipac may have the ability to cause us to take actions that may be adverse to the interests of other stockholders or inconsistent with other stockholders’ investment objectives.

Two of our stockholders also have substantial Sharecare investments, and potential conflicts of interests could harm us.

Jeff Arnold, a member of the Board of Directors until June 2010 and former Chief of Global Digital Strategy for Discovery, the parent company of HowStuffWorks, together with Discovery beneficially own approximately 15% of our common stock at December 31, 2012.  Both Mr. Arnold and Discovery own significant interests in Sharecare.  Mr. Arnold and a representative of Discovery serve on the Board of Directors of Sharecare, and Mr. Arnold is also Chairman and Chief Executive Officer of Sharecare.  As a result, Mr. Arnold and Discovery have the ability to significantly influence and manage the affairs of both Remark Media and Sharecare and determine the outcome of matters submitted for approval to stockholders of each company.  If Remark Media and Sharecare’s interests diverge, there is a risk that Mr. Arnold or Discovery will favor actions by Sharecare that are adverse to Remark Media.

The concentration of our stock ownership, as well as our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, stockholders agreement and Delaware law contain provisions that may make our acquisition more difficult without the approval of our board of directors, which could discourage, delay or prevent a transaction involving our change of control.

As of December 31, 2012, Discovery owned approximately 11% of our outstanding shares of common stock through its HowStuffWorks subsidiary.  As a result, it will be difficult for our other stockholders to approve a takeover of us without the cooperation of Discovery.

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

As of December 31, 2012, there were approximately 7,113,744 shares of our common stock outstanding, and options and warrants to purchase another approximately 982,468 shares outstanding.  At December 31, 2012, we also had reserved an additional 373,049 shares for future issuance under our equity compensation plans.  Resale of outstanding shares or issuance of new shares could depress the market price for our common stock.

If we fail to meet all listing requirements, we might not be able to remain listed on The NASDAQ Stock Market.

In September 2009, we received a notice from The NASDAQ Stock Market indicating that we no longer complied with the continued listing requirement that our shares of common stock maintain a minimum closing bid price of $1.00.  In response, we conducted a reverse stock split and regained compliance with continued listing standards.  In March 2010, the Company received a notice from The NASDAQ Stock Market indicating that we were not in compliance with the continued listing requirement that the publicly held shares of the Company, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more from the total shares outstanding, maintain a minimum market value of $5,000,000.  In July 2010, the Company received a notice from The NASDAQ Stock Market indicating that it had regained compliance with this rule.  In April 2011, Remark Media received notification from the NASDAQ Stock Market indicating that the Company no longer complied with the requirements for continued listing on the NASDAQ Global Market because the Company’s stockholders’ equity has fallen below $10 million as reported on our Annual Report on Form 10-K for the year ended December 31, 2010.  The Company’s stockholders’ equity as of December 31, 2010 was $8,775,882.  The Company was allowed until May 19, 2011, to submit a plan to NASDAQ to regain compliance. Rather than submit a plan, we elected to move our listing to the NASDAQ Capital Market. Our stockholders’ equity as of December 31, 2011 was $2,693,183.  Our stockholders’ equity as of December 31, 2012 was $2,777,105.  However, there can be no assurance that we will be able to continue to satisfy the requirements to maintain a continued listing on The NASDAQ Capital Market.

On November 15, 2012, the Company received a notice from The NASDAQ Stock Marketing indicating that we no longer complied with the majority independent board requirement nor the Audit Committee member requirement, due to the resignations of two board members.  In response, the Company asked for an extension in which to comply with the requirements.  On January 7, 2013, Remark Media received notification from the NASDAQ Stock Market indicating that the Company was granted an extension until May 14, 2013, to regain compliance with the continued listing rules by appointing two independent directors to its Board of Directors, who will also be appointed to the Audit Committee.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at Six Concourse Parkway, Suite 1500, Atlanta, Georgia, 30328, which consists of approximately 12,000 square feet of leased space.  We also have locations in Las Vegas, Nevada, which consists of approximately 10,915 square feet of leased space, and Miami, Florida, which consists of approximately 1,790 square feet of leased space.  We do not own any real property.  We believe that our existing facilities are adequate to meet our needs in the near term.

As of December 31, 2012, our total remaining lease obligations were approximately U.S. $1.0 million. The lease obligations are associated with a lease agreement for our headquarters, which will terminate in 2016.

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

	High	Low
Year ended December 31, 2012
First Quarter	$6.15	$6.02
Second Quarter	3.58	3.40
Third Quarter	1.95	1.66
Fourth Quarter	1.74	1.53

Year ended December 31, 2011
First Quarter	$4.25	$2.52
Second Quarter	6.41	2.68
Third Quarter	5.99	2.41
Fourth Quarter	3.74	2.00

Holders of Record

As of April 9, 2013, the last sale price of our common stock on the NASDAQ Capital Market was $2.10 per share.  As of April 9, 2013, there were approximately 133 stockholders of record.

Dividend Policy

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future.  Any earnings that we may realize will be retained to finance our growth.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by Item 301 of Regulation S-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-K.  Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business, the likelihood of our success in achieving the desired benefits from the Banks.com Merger and our assumptions regarding the regulatory environment and international markets, include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may” and similar expressions are forward-looking statements.  Although these statements are based upon reasonable assumptions, they are subject to risks and uncertainties. These forward-looking statements represent our estimates and assumptions only as of the date of this filing and are not intended to give any assurance as to future results.  As a result, undue reliance should not be placed on any forward-looking statements.  We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws.

Business Overview and Recent Developments

Remark Media, Inc. (“Remark Media” or the “Company”) is a global digital media company focused on developing, owning and operating next-generation digital platforms that combine traditional web publishing and social media, with the goal of revolutionizing the way people search and exchange information over the Internet.

The Company’s international emerging market brands, BoWenWang (bowenwang.com.cn) and ComoTudoFunciona (hsw.com.br), provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible and easy-to-understand reference information. Remark Media is the exclusive digital publisher in China and Brazil for translated content from HowStuffWorks.com, a subsidiary of Discovery Communications, and in China for certain content from World Book, Inc., publisher of World Book Encyclopedia. The Company’s website services business seeks to create innovative content and platform solutions for leading media and entertainment companies as well as Fortune 500 brands and boutique businesses. The solutions the Company offers center on helping clients generate value with the objective of maximizing content utilization, enhancing online engagement and customer experience and by driving online and offline actions. Remark Media is also a founding partner and developer of the U.S.-based product Sharecare, a highly searchable social Q&A healthcare platform organizing and answering health and medical questions. The Company generates revenue primarily through service and licensing fees as well as online advertising sales on its owned and operated websites.

The Company was incorporated in Delaware in March 2006 and is headquartered in Atlanta with additional operations in Las Vegas, Miami, Beijing and Sao Paulo.

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

On February 26, 2012, the Company entered into an agreement and plan of merger with Banks.com, Inc. (“Banks.com”), pursuant to which Banks.com became a wholly owned subsidiary of Remark Media (the “Banks.com Merger”). Banks.com is a leading financial services portal operating a unique breadth and depth of financial products and services. Upon the closing of the merger on June 28, 2012, Remark Media issued approximately 702,267 shares of Common Stock to the shareholders of Bank.com, plus $300,000 in cash, as consideration for the merger. Also, on the effective date of the merger, the Company paid $131,250 in settlement of a promissory note in the amount of $125,000, which matured on June 28, 2012 and related unpaid interest.

On November 13, 2012, the Company entered into a Services Agreement with TheStreet Inc. (Nasdaq: TST) (“TheStreet”) in which Remark Media granted TheStreet an exclusive right to sell and serve advertisement and e-commerce on certain of Remark Media’s personal finance websites. TheStreet will also support the websites by providing personal finance content, various promotion and advertisements on TheStreet’s websites, and marketing support. The Company expects the agreement to provide at least $0.9 million over the initial term of the agreement.  The Company had a receivable from TheStreet of $0.2 million at December 31, 2012, which was included in prepaid and other assets in the accompanying consolidated balance sheet.

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare.  The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  This Term Loan Agreement was approved by the Audit Committee of the

Board, which believes the related party transaction was negotiated as an arms-length transaction.  The full balance is due November 2014.

On March 29, 2013, Remark Media acquired Pop Factory, LLC, the owner and operator of Bikini.com, a digital beach lifestyle brand providing websites, branded merchandise, and mobile content, for total cash consideration of $2,375,000.  In connection with the purchase, the two founders, who had remained executives of Pop Factory, entered into one year employment agreements with Pop Factory and noncompetition agreements with the Company.

On April 2, 2013, the Company entered into a $4.0 million Senior Secured Convertible Promissory Note (“Promissory Note”), at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed above, as amended by Amendment Number One (“Amendment”) to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 11% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 8% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  This Promissory Note and Amendment were approved by the Audit Committee of the Board, which believes the related party transaction was negotiated as an arms-length transaction.  The proceeds from this Promissory Note and Amendment was used to acquire Pop Factory and will be used to fund future acquisitions and the ongoing operations of the business, in conjunction with revenue growth in the Brands segment.  The full balance is due April 2015.

Our Strategy

During 2012, we focused on the development and growth of our personal finance digital media vertical.  We launched DimeSpring, a new website combining high-quality, credible content with an expert community, and acquired Banks.com, Inc., which brought us the portfolio of personal finance properties including Banks.com, IRS.com, FileLater.com, and MyStockFund.com.   In an effort to accelerate awareness and revenue growth of our new personal finance businesses, on November 13, 2012, we entered into a strategic partnership with TheStreet.com.

In 2013, we are focusing on creating an 18-to-34 year old lifestyle digital medial vertical, and commenced the development in March 2013 with the acquisition of Pop Factory, the owner and operator of Bikini.com.  We intend to redevelop the brand and website, and continue to acquire other complimentary digital media properties.

Our Operations

Domestic

Brands.  In September 2012, we launched DimeSpring.com, a U.S.-focused personal finance website that intends to utilize rich content and advice from a wide array of professionals to build a community of people interested in managing life’s financial hurdles and opportunities.  DimeSpring.com is part of a larger product strategy to leverage our experience and expertise to create leading destination websites that offer a dynamic online experience around a given topic with access to relevant content and subject matter experts. The Banks.com merger was successfully completed on June 28, 2012.  Assets obtained through the Banks.com Merger complement DimeSpring and serve to build a network of personal finance digital media businesses. These include Banks.com, the US Tax Center at www.irs.com, FileLater, and MyStockFund.  We continue to invest in technology   and product development to support this initiative, and more recently have entered into a services agreement with The Street.com to accelerate consumer awareness and revenue growth of these sites.

Content and Platform Services.  Our agreements with Sharecare and Discovery expired in December 2011, and while we entered into new service agreements, revenues from these agreements were not significant.  We do not intend to expand our services business, while we continue to focus on developing the personal finance and 18-to-34 year old lifestyle verticals in our Brands business.

Sharecare Investment.  Although Remark Media is no longer providing services for Sharecare, the Company maintains equity ownership in the venture.  As of December 31, 2012, we own approximately 10.8% of Sharecare’s common stock and had representation on Sharecare’s board of directors.  Through November 30, 2012, the Company accounted for its equity interest in Sharecare under the equity method of accounting.  Under this method, the Company recorded its proportionate share of Sharecare’s net income or loss based on Sharecare’s financial results.  As of December 1, 2012, the Company moved to the cost method of accounting due to a lower percentage of ownership (10.8% as of December 1, 2012), nonparticipation in policy-making processes, and limited existence of technology dependency.  Remark Media owned approximately 10.8% of the outstanding common stock of Sharecare as of December 31, 2012.

International

During 2011, we implemented certain cost-savings measures in our Brazil and China operations in connection with a strategic shift towards operations in the United States. We believe that the value of our international assets will be recognized over a longer-term horizon, as online advertising markets develop for Brazil and China and the websites’ traffic fundamentals improve. In the near term, we believe our resources can be better applied to developing and establishing new brands and expanding our services business in the United States; and as a result, are managing our costs in Brazil and China while evaluating our opportunities.

ComoTudoFunciona  (http://hsw.com.br) is Brazil’s online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from Remark Media’s São Paulo operations.  We recognized approximately $0.07 million and $0.1 million of revenue from Brazil during the twelve months ended December 31, 2012 and 2011, respectively.  Brazil revenues and operating results are included in the Brands reporting segment. We do not expect to see major growth in our Brazil operations in the near term unless we increase investment in the brand.

BoWenWang  (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc.  Revenue generated from the operations based in China was approximately $0.003 million and $0.03 million during the twelve months ended December 31, 2012 and 2011, respectively.  We performed an impairment assessment of the license to operate in China, which is an indefinite-lived intangible asset.  As a result of the assessment, we recorded an impairment loss of $0.4 million in our statement of operations for the third quarter ended September 30, 2011. China revenues and operating results are included in the Brands reporting segment. We do not expect to see major growth in our China operations in the near term unless we increase investment in the brand.

Results of Operations – Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth our consolidated results of operations for the years ended December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011

Operating revenue
Brands	$500,890	$140,702
Content and platform services from affiliates	-	4,851,224
Total revenue	500,890	4,991,926

Operating expenses

Sales and Marketing	91,467	19,225
Content, technology and development	75,720	3,187,379
General and administrative (including stock-based compensation expense of $826,008 and $615,367 in 2012 and 2011, respectively)	6,150,269	5,900,771

Impairment Loss	412,979	381,000
Depreciation and amortization	232,574	220,327
Total operating expenses	6,963,009	9,708,702

Operating loss	(6,462,119)	(4,716,776)

Other income
Other expense	(64,838)	(123,480)
Other income	12,970	6,769
Total other income	(51,868)	(116,711)

Loss from operations before equity in loss of equity method investment	(6,513,987)	(4,833,487)

Change of interest gain of equity-method investment	2,494,990	407,376
Proportional share in loss of equity-method investment	(2,948,206)	(2,473,659)
	(453,216)	(2,066,283)

Loss before benefit from income taxes	(6,967,203)	(6,899,770)

Income tax (benefit) expense	1,531	(95,250)

Net loss	$(6,968,734)	$(6,804,520)

Net loss per share
Net loss per share, basic and diluted	$(1.05)	$(1.26)

Basic and diluted weighted average shares outstanding	6,605,563	5,416,109

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as presented in Note 5 to the accompanying condensed consolidated financial statements.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance.

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

Revenues

For the twelve months ended December 2012 and 2011, we generated revenue of $0.5 million and $5.0 million respectively, of which 100% was generated from our Brands segment for 2012 and 97% was generated from our Content and Platform services segment for 2011.  The decrease in revenue is primarily attributable to the elimination of the services provided to Sharecare and Discovery during 2012 as compared to 2011, as the services agreements with Sharecare and Discovery concluded in December 2011, and we did not renew or enter into new agreements in the Content and Platform segment.  Sharecare and Discovery are related parties and the related revenues are included in our consolidated statements of operations under Content and Platform Services from affiliates.

Our Brands segment is comprised of revenue generated from our owned and operated websites, including international website businesses based in Brazil and China. Revenue generated on the two websites relate primarily to paid-for-impression and pay-per-performance ads.

Also, pursuant to closing of the Banks.com merger on June 28, 2012, we recorded $0.4 million of Banks.com revenues in our statements of operations for the year ending December 31, 2012.

Sales and Marketing

We have been and will continue to focus on sales and marketing to support our growth initiatives.  Going forward, for our domestic assets, we are participating in a strategic advertising sales partnership with The Street.  Sales and marketing expenses were $91 thousand and $19 thousand for the years ended December 31, 2012 and 2011, respectively.

Content, technology and development

Content, technology and development expenses include the ongoing third-party costs to acquire original content, translate and localize content for our Brands segment from English to Portuguese and Chinese, as well as costs of designing and developing our products as well as expenses to support our Content and Platform Services segment including labor, content and third party platform support services.  Content, technology and development expenses were $0.08 million and $3.2 million for the years ended December 31, 2012 and 2011, respectively.  The decrease is related to web developments costs, in addition to the decrease in the services provided to customers in the content and platform services segment.

General and Administrative Expenses

Our total general and administrative expenses were $6.2 million and $5.9 million for the years ended December 31, 2012 and 2011, respectively.  The increase was primarily due to an increase in personnel expenses and facilities expense.  As discussed in Item 1 above, the Company has taken steps to reduce costs, including personnel costs, which were realized in the later part of 2012 and will be realized going forward.

Impairment Loss

Impairment loss was $0.4 million in each of the years ending December 31, 2012 and 2011.  The loss for the year ended December 31, 2012 was due to the Company’s abandonment of certain projects in the Content and Platform Services business.

Depreciation and Amortization

Depreciation and amortization expense was $0.2 million for each of the years ended December 31, 2012 and 2011.  The expense in the year ended December 31, 2012 was due to amortization from the Banks.com acquisition, offset by a decrease in depreciation.

Interest Expense

Interest expense for the year ending December 31, 2012 and 2011 was $65 thousand and $123 thousand, respectively.  These amounts reflect the amortization of debt issuance costs in connection with our revolving credit facility entered into in March 2011 which expired in March 2012.  The debt issuance costs were fully amortized in the first quarter of 2012.

Loss from Equity-Method Investments and Change of Interest Gain

We accounted for our investment in Sharecare under the equity method of accounting through November 2012.  In December, the Company moved to the cost method of accounting (see Note 2).  Under the equity method through November 2012, we recorded a loss of $0.4 million.  For the year ended December 31, 2011, we recorded a loss of $2.1 million. These losses represent our share in Sharecare’s loss during those periods, which was offset by the change in interest gain.

Liquidity and Capital Resources

Our cash balance was approximately $1.4 million as of December 31, 2012, a decrease of approximately $0.1 million over our cash balance as of December 31, 2011.

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare.  The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  This Term Loan Agreement was approved by the Audit Committee of the Board, which believes the related party transaction was negotiated as an arms-length transaction.  The full balance is due November 2014.

On April 2, 2013, the Company entered into a $4.0 million Senior Secured Convertible Promissory Note (“Promissory Note”), at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed above, as amended by Amendment Number One (“Amendment”) to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 11% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 8% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  This Promissory Note and Amendment were approved by the Audit Committee of the Board, which believes the related party transaction was negotiated as an arms-length transaction.  The proceeds from this Promissory Note and Amendment will be used to fund future acquisitions and the ongoing operations of the business, in conjunction with revenue growth in the Brands segment.  The full balance is due April 2015.

Finally the Company has taken steps to reduce operating costs, primarily payroll through a reduction in headcount that had previously been focused on its Content and Platform Services business, which will result in a decline in annual salary expense of approximately $1.2 million. The Company will continue to evaluate other opportunities to control costs.

The Company intends to fund its future operations through a combination of revenue growth in its Brands segment, particularly its personal finance properties.  Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.

After receipt of funding of the Promissory Note, offset by the acquisition of Pop Factory, the balance of cash and cash equivalents would be approximately $2.4 million had these occurred as of December 31, 2012. The Company has incurred net losses and generated substantial negative cash flow from operations in 2012 and in each fiscal year since its inception and has an accumulated deficit of $105.8 million as of December 31, 2012.  The Company had minimal revenues in 2012 due to the termination of certain agreements in the Content and Platform Services segment at the end of 2011 and its transition to owning and operating its own digital media properties.  Since that time, the Company has been focused on building and acquiring wholly owned digital media properties for its Brands segment.

We consistently monitor our cash position, and make operational changes as necessary to maintain our business objective of funding ongoing operations and related growth.  The decrease in cash is primarily due to the use of cash to fund our operating and investing activities, including website development costs and the acquisition of Banks.com, offset by the proceeds provided through the equity funding completed in February 2012 and debt funding completed in November 2012.

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

Based on the Company’s current financial projections, which incorporates the Services Agreement with TheStreet, the new Term Loan Agreement and Promissory Note, and the reductions in expenses, all discussed above, the Company believes it has sufficient existing cash resources to fund operations through December 2013. However, projecting operating results is inherently uncertain.  Anticipated expenses can exceed those that are projected, and revenue under TheStreet Agreement could be delayed or not meet expectations. Accordingly, the Company’s cash resources could be fully utilized prior to December 2013.

The table below summarizes the change in our statement of cash flows for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011

Net cash used in operating activities	$(4,949,938)	$(2,952,840)
Net cash provided by/used in investing activities	(824,238)	(323,639)
Net cash provided by/used in financing activities	5,598,006	(20,000)

Net decrease in cash and cash equivalents	$(176,170)	$(3,296,479)

Cash flows used in operating activities

The net cash used in operating activities was $4.9 million for the year ended December 31, 2012 compared to $3.0 million for the year ended December 31, 2011.   The increase is primarily due to a major decrease in revenues, offset by a decrease in content, technology and development expense and the change in interest gain.

Cash used in investing activities

During the year ended December 31, 2012, the net cash used in investing activities was $0.8 million compared to $0.3 million for the year ended December 31, 2011.  The increase in cash used in investing activities for 2012 primarily due to the payment of the cash consideration of $0.3 million related to the Banks.com’s acquisition consummated on June 28, 2012 and $0.5 million in addition to internally developed software.

Cash flows from financing activities

For the year ended December 31, 2012, the net cash provided by financing activities was $5.6 million, which primarily consisted of the net cash proceeds of $3.9 million provided through the equity financing transactions completed in February 2012, and the cash proceeds of $1.8 million provided by the convertible note financing in November 2012.  For the year ended December 31, 2011, net cash used in financing activities was $0.02 million which was related to payments of debt issuance costs related to our revolving credit agreement.  .

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

Revenue Recognition

We recognize revenue when the service has been provided, the fees we charge are fixed or determinable, we and our advertisers understand the specific nature and terms of the agreed-upon transactions, and collectability is reasonably assured.

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

We recognize advertising revenue from the Service Agreement with TheStreet in the period it is earned.

We recognize content and platform services revenue at the time services are performed.  All of our 2011 services revenue is related to the design, development, hosting and other services required to launch and operate the Sharecare, DailyStrength and Ask Dr. Oz websites through our direct activities and management of third-party vendors. We also recognize content and platform services revenue on certain projects using a percentage of completion method.  Sales are calculated based on the percentage that total costs incurred bear to total estimated costs at completion.  These revenues are classified within our Content and Platform services segment.

Stock-Based Compensation

Under the 2006 Equity Incentive Plan adopted April 13, 2006, and the 2010 Equity Plan adopted June 15, 2010, as modified on December 30, 2011 (the “Plans”), Remark Media authorized a total of 1,325,000 shares for grant as part of a long-term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plans have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.  Additionally in 2009, 2010, 2011 and 2012, we granted restricted shares to certain members of our Board of Directors and executives.  As of December 31, 2012, no options have been exercised under the Plan.    We recognize expense based on the fair value of our stock-based compensation awards.

We have elected to use the Black-Scholes options pricing model to determine the grant date fair value of stock option awards.  We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods.  Stock-based compensation expense was $0.8 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively.

Impairment of Property and Equipment

Property and equipment is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Such events include significant adverse changes in the business climate, the impact of significant customer losses, unanticipated current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life.  Recoverability of property and equipment is measured by a comparison of the carrying amounts to future net undiscounted cash flows the assets are expected to generate.  For purposes of recognition and measurement of an impairment loss, property and equipment are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.  In December 2012, the Company abandoned certain software development projects associated with its Content and Platform Services business.  As a result, the Company recorded a $0.4 million impairment charge in the fourth quarter of 2012.

Impairment of Investments

Investments are reviewed to determine if events have occurred which would indicate that a decrease in value has occurred which is other than temporary.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. We monitor our assets for potential impairment on an ongoing basis.  No impairment charge has been recognized on our investment balances as of December 31, 2012 or 2011.

Goodwill and Indefinite-Lived Intangible Assets Impairment

As of September 30, 2011, and in light of the market conditions and the cost savings measures implemented in the Company’s operations in China, the Company performed an impairment analysis of its indefinite-lived intangible asset which is a license to operate in China. The Company used the cost approach to estimate the fair value. The Company considered the inputs in this assessment to be Level 3 in the fair value hierarchy.  As a result of the assessment, the Company determined that the intangible asset was impaired and recorded in the Company’s statement of operations for the third quarter 2011 an impairment charge of $0.4 million.

In December 2012, the Company performed a qualitative assessment of the carrying value of goodwill and indefinite-lived intangible assets under the Step Zero process. The Step Zero process determines whether it is more likely than not that the fair value is less than the carrying amount.  After consideration of the Company’s market capitalization and the fact that the majority of these assets are comprised of the Banks.com merger in June 2012, and therefore only six months since merger, the Company determined there were no impairment charges of goodwill or indefinite-lived intangibles in 2012.

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

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant.  We do not use financial instruments for trading purposes.  We do not use any derivative financial instruments to mitigate any of our currency risks.  The net assets of our foreign operations at December 31, 2012, were approximately $0.05 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

For supplemental quarterly financial information, see Note 14, Quarterly Financial Data (unaudited), of the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Remark Media, Inc.:

We have audited the accompanying consolidated balance sheets of Remark Media, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company incurred cumulative net losses since inception of approximately $105.7 million and cash used in operating activities of approximately $7.9 million during the two years ended December 31, 2012.  These factors, among others as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP

Atlanta, GA

April 15, 2013

REMARK MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$1,355,332	$1,531,502
Trade accounts receivable, net	101,865	21,730
Trade accounts receivable due from affiliates	-	302,129
Prepaid expenses and other current assets	503,256	393,989
Total current assets	1,960,453	2,249,350
Property and equipment, net	400,526	364,386
Investment in unconsolidated affiliate	452,636	905,852
Intangibles assets, net	1,854,108	116,429
Goodwill	1,584,976	-
Other long-term assets	105,876	100,000
Total assets	$6,358,575	$3,736,017

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$516,623	$93,806
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	459,548	547,569
Current portion of capital lease obligations	117,549	-
Total current liabilities	1,179,465	727,120
Long-term liabilities
Deferred tax liabilities	25,000	25,000
Other long-term liabilities	282,791	290,714
Capital lease obligations, less current portion	294,214	-
Long-term debt with related party	1,800,000	-
Total liabilities	3,581,470	1,042,834

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares
authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized,
7,113,744 and 5,422,295 issued and outstanding
at December 31, 2012 and December 31, 2011, respectively	7,114	5,422
Additional paid-in-capital	108,507,255	101,444,780
Accumulated other comprehensive income	5,370	16,881
Accumulated deficit	(105,742,634)	(98,773,900)
Total stockholders’ equity	2,777,105	2,693,183
Total liabilities and stockholders’ equity	$6,358,575	$3,736,017

The accompanying notes are an integral part of these consolidated financial statements.

REMARK MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

	Year Ended December 31,
	2012	2011

Operating revenue
Brands	$500,890	$140,702
Content and platform services to affiliates	-	4,851,224
Total revenue	500,890	4,991,926

Operating expenses

Sales and marketing	91,467	19,225
Content, technology and development	75,720	3,187,379
General and administrative (including stock-based compensation expense of $826,008 and $615,367 in 2012 and 2011, respectively)	6,150,269	5,900,771

Impairment loss	412,979	381,000
Depreciation and amortization expense	232,574	220,327
Total operating expenses	6,963,009	9,708,702

Operating loss	(6,462,119)	(4,716,776)

Other income (expense)
Interest expense	(64,838)	(123,480)
Other income (expense)	12,970	6,769
Total other income (expense)	(51,868)	(116,711)

Loss before loss from equity-method investment	(6,513,987)	(4,833,487)

Change of interest gain of equity-method investment	2,494,990	407,376
Proportional share in loss of equity-method investment	(2,948,206)	(2,473,659)
	(453,216)	(2,066,283)

Loss before benefit from income taxes	(6,967,203)	(6,899,770)

Income tax (benefit) expense	1,531	(95,250)

Net loss	$(6,968,734)	$(6,804,520)

Net loss per share
Net loss per share, basic and diluted	$(1.05)	$(1.26)

Basic and diluted weighted average shares outstanding	6,605,563	5,416,109

Comprehensive loss
Net loss	$(6,968,734)	$(6,804,520)
Cumulative translation adjustments	(11,511)	(21,650)

Total comprehensive loss	$(6,980,245)	$(6,826,170)

The accompanying notes are an integral part of these consolidated financial statements.

REMARK MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
	Common Stock		Capital	Income (Loss)	Deficit	Equity
	Shares	Amount

Balance as of December 31, 2010	5,375,455	$5,375	$100,701,356	$38,531	$(91,969,380)	$8,775,882

Net loss	-	-	-	-	(6,804,520)	(6,804,520)
Foreign currency translation adjustments	-	-	-	(21,650)	-	(21,650)

Restricted stock vesting	49,000	49	(49)	-	-	-
Forfeited restricted stock	(2,160)	(2)	2	-	-	-
Stock-based compensation	-	-	615,367	-	-	615,367
Warrants issued	-	-	128,104	-	-	128,104
Balance as of December 31, 2011	5,422,295	5,422	101,444,780	16,881	(98,773,900)	2,693,183

Net loss	-	-	-	-	(6,968,734)	(6,968,734)
Foreign currency translation adjustments	-	-	-	(11,511)	-	(11,511)

Restricted stock vesting	12,000	12	(12)	-	-	-
February 12, 2012 stock sale	944,777	945	3,849,506	-	-	3,850,451
Banks.com stock issuance	702,267	702	2,387,006	-	-	2,387,708
Stock-based compensation	-	-	826,008	-	-	826,008
Warrants exercised	32,405	33	(33)	-	-	-
Balance as of December 31, 2012	7,113,744	$7,114	$108,507,255	$5,370	$(105,742,634)	$2,777,105

The accompanying notes are an integral part of these consolidated financial statements.

REMARK MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Year Ended December 31,
	2012	2011
Cash Flows from operating activities:
Net loss	$(6,968,734)	$(6,804,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,574	220,327
Impairment loss	412,979	381,000
Stock-based compensation	826,008	615,367
Deferred income taxes	-	(95,250)
Loss in equity-method investments	453,216	2,066,283
(Gain)/loss on disposal of assets	-	39,648
Changes in operating assets and liabilities:
Accounts receivable	7,782	21,011
Accounts receivable from affiliates	302,129	356,815
Prepaid expenses and other assets	(14,691)	220,289
Accounts payable, accrued expenses and other liabilities	(201,201)	26,190
Net cash used in operating activities	(4,949,938)	(2,952,840)

Cash flows from investing activities:
Purchases of property, equipment and software	(516,623)	(327,404)
Cash paid for acquisition	(317,503)	-
Other, net	9,888	3,765
Net cash used in investing activities	(824,238)	(323,639)

Cash flows from financing activities:
Proceeds from issuance of stock and warrants	3,850,451	-
Proceeds from Convertible Note with related party	1,800,000	-
Payments of debt issue costs	-	(20,000)
Payments on capital leases	(52,445)	-
Net cash used in financing activities	5,598,006	(20,000)

Net change in cash and cash equivalents	(176,170)	(3,296,479)
Impact of currency translation on cash	-	(15,912)
Cash and cash equivalents at beginning of year	1,531,502	4,843,893
Cash and cash equivalents at end of year	$1,355,332	$1,531,502

Supplemental disclosure of cash flow information:
Other non-cash financing and investing activities:
Debt issuance costs in the form of warrants	$-	$128,104
Stock issued for Banks.com acquisition	2,387,708	-
Stock issuance costs in the form of warrants	133,567	-

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

The Brands segment consists of those digital media properties that are owned and operated.  It presently includes translated and localized editions of HowStuffWorks.com in China and Brazil; the personal finance vertical, including DimeSpring, Banks.com, IRS.com, FileLater, and MyStockFund.com; and the new 18-to-34 year old lifestyle vertical, including Bikini.com.  The Company intends to expand its Brands segment in the coming year by continuing to acquire, develop and launch U.S.-based content, social and commerce websites in the 18-to-34 year old lifestyle vertical.

The Content and Platform Services segment provided third party clients with content, design and development services for their websites as well as advisory services and custom technology solutions. The Company does not anticipate taking on new clients for the Content and Platform Services business in the near future, as it focuses on developing and growing owned and operated verticals in its Brands business.

The Company was incorporated in Delaware in March 2006 and is headquartered in Atlanta with additional operations in Las Vegas, Miami, Beijing and Sao Paulo.

The Company amended and restated its Certificate of Incorporation with the Delaware Secretary of State on December 30, 2011, to reflect its name change. Effective January 3, 2012, the ticker symbol for the Company’s common stock traded on the NASDAQ Capital Market changed from “HSWI” to “MARK”, and the Cusip for the Company’s common stock changed from “40431N104” to “75954W107”.

Pop Factory Acquisition

On March 29, 2013, Remark Media acquired Pop Factory, LLC, the owner and operator of Bikini.com, a digital beach lifestyle brand providing websites, branded merchandise, and mobile content, for total cash consideration of $2,375,000.  In connection with the purchase, the two founders, who had remained executives of Pop Factory, entered into one year employment agreements with Pop Factory and noncompetition agreements with the Company.

Banks.com Merger

On February 26, 2012, the Company entered into an agreement and plan of merger with Banks.com, Inc. (“Banks.com”), pursuant to which Banks.com became a wholly owned subsidiary of Remark Media (the “Banks.com Merger”). Banks.com is a leading financial services portal operating a unique breadth and depth of financial products and services. The Company completed the acquisition on June 28, 2012 pursuant to which Remark Media issued approximately 702,267 shares of Common Stock to the shareholders of Banks.com, and paid $300,000 in cash, as consideration for the merger. Also, on the effective date of the merger, the Company paid $131,250 in settlement of a promissory note in the amount of $125,000 (and related unpaid interest), which matured on June 28, 2012.

Sale of Intersearch Corporate Services

On August 2, 2012, Remark Media sold Intersearch Corporate Services, Inc, a subsidiary of Banks.com, for minimal consideration.

Liquidity Considerations

The Company’s cash and cash equivalents were approximately $1.4 million as of December 31, 2012.

The Company consistently monitors its cash position, and makes operational changes as necessary to maintain its business objective of funding ongoing operations and related growth. Accordingly, the Company implemented cost savings measures in its Brazil operations and in its China operations in 2011.  In addition, all Remark Media Content and Platform Service agreements expired in December 2011. The Content and Platform Services business will have no revenues generated unless the Company enters into new services agreements with new customers. The Company does not intend to expand its Content and Platform Services business to new clients in 2013, as it focuses on developing and growing its Brands business.

The Company has incurred net losses and generated substantial negative cash flow from operations in the year ended December 31, 2012 and in each fiscal year since its inception and has an accumulated deficit of $105.8 million as of December 31, 2012. The Company had minimal revenues in 2012 due to the termination of certain agreements in the Content and Platform Services segment at the end of 2011 and its transition to owning and operating its own digital media properties.  Since that time, the Company has been focused on building and acquiring wholly owned digital media properties for its Brands segment.

On April 2, 2013, the Company entered into a $4.0 million Promissory Note, at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed below, as amended by Amendment Number One to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 11% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 8% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  The full balance is due April 2015.

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Co-Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  The full balance is due November 2014.

On November 13, 2012, the Company entered into a Services Agreement with TheStreet Inc. (Nasdaq: TST) (“TheStreet”) in which Remark Media granted TheStreet an exclusive right to sell and serve advertisement and e-commerce on certain of Remark Media’s personal finance websites. TheStreet will also support the websites by providing personal finance content, various promotion and advertisements on TheStreet’s websites, and marketing support. Remark Media and TheStreet will share in the revenue generated by the partnership. The Company expects the agreement to provide at least $0.9 million during 2013.

Finally the Company has taken steps to reduce operating costs, primarily payroll through a reduction in headcount associated with its Content and Platform Services segment, which will result in a decline in annual salary expense of approximately $1.2 million. The Company will continue to evaluate other opportunities to control costs.

The Company intends to fund its future operations through a combination of revenue growth in its Brands segment, particularly its personal finance and 18-to-34 year old lifestyle properties.   Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.

Absent any acquisitions of new businesses or the material increase in revenues from its existing customers, current revenue growth will not be sufficient to sustain the Company’s operations in the long term.  As such, the Company will need to obtain additional equity financing and/or divest of certain assets or businesses, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that might be obtained would substantially dilute existing stockholders.  There is no certainty that the Company will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of the Company will be subject to performance of the markets and investor sentiment regarding the macro- and micro-economic conditions under which we operate including stock market volatility.  There can be no assurance that the Company will be successful at generating more revenues or selling any of its assets.  Any failure by the Company to successfully implement these plans would have a material adverse effect on the Company’s business, including the possible inability to continue operations.

If the November 2012 $1.8 million and April 2013 $4 million convertible note financings are not converted into common stock of the Company, or if the Company’s shareholders do not approve the ability of the April 2013 $4 million convertible note to convert into common stock of the Company, the Company may be unable to repay such notes when either they or their interest payments become due in November 2014 and April 2015, respectively.

Based on the Company’s current financial projections, which incorporates the Services Agreement with TheStreet, the new Term Loan Agreement, the acquisition and integration of Pop Factory, and the reduction in expenses, all discussed above, the Company believes it has sufficient existing cash resources to fund operations through December 2013.  However, projecting operating results is inherently uncertain.  Anticipated expenses can exceed those that are projected, and revenue under TheStreet Agreement could be delayed or not meet expectations.  Accordingly, the Company’s cash resources could be fully utilized prior to December 2013.

2.  TRANSACTIONS WITH SHARECARE

Until November 30, 2012, the Company accounted for its equity interest in Sharecare under the equity method of accounting.  Under this method, the Company recorded its proportionate share of Sharecare’s net income or loss based on Sharecare’s financial results.  As of December 1, 2012, the Company moved to the cost method of accounting due to a lower percentage of ownership (10.8% as of December 31, 2012), nonparticipation in policy-making processes, and limited existence of technology dependency by Sharecare on the Company.

The following table shows selected financial data of Sharecare as well as Remark Media’s proportional share of net loss in Sharecare as reported under the equity method:

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2012	2011
Revenues	$26,047,257	$11,839,568
Gross profit	23,550,984	9,809,402
Loss from operations	(23,936,726)	(13,626,988)
Net loss	(24,413,627)	(13,862,217)

Change of interest gain of equity-method investment	2,494,990	407,376
Proportional share in loss of equity-method investment	(2,948,206)	(2,473,659)
	(453,216)	(2,066,283)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Remark Media and its subsidiaries (1) HSW Brasil – Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, (4) BoWenWang Technology (Beijing) Limited Liability Company, (5) Banks.com, (6) My Stock Fund, and (7) My Dotted Ventures.  Banks.com, MyStockFund and MyDottedVentures are wholly owned subsidiaries acquired through the Banks.com’s acquisition completed on June 28, 2012. The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

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

The Company uses qualitative analysis to determine whether or not it is the primary beneficiary of a variable interest entity (“VIE”). The Company considers the rights and obligations conveyed by its implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether the variable interests will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both.  If the Company determines that its variable interests will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, it consolidates the VIE as the primary beneficiary, and if not, the Company does not consolidate.

The Company has determined that Bonet (Beijing) Technology Limited Liability Company is a variable interest entity.  Remark Media is the primary beneficiary of this entity and accordingly, the results of this entity have been consolidated along with other subsidiaries.

Revenue Recognition

The Company generally recognizes revenue when a persuasive evidence of an arrangement exists; services have been provided; fees are fixed or determinable; and collectability is reasonably assured.

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

Operating Expenses

In the second quarter 2012, and in light of the change in Remark Media’s business strategy, the Company revised the presentation of operating expenses in its consolidated statements of operations and has completed the reclassification of the consolidated statements of operations for the prior year periods presented.  Beginning with the second quarter 2012, the Company’s operating expenses reflect sales and marketing; content, technology and development; general and administrative; and depreciation and amortization. Sales and marketing expenses include all selling and marketing expenses such as promotions, public relations and compensation of our sales and marketing departments.  Content, technology and development expenses include costs of translating and localizing content and acquiring original content written by third-parties as well as costs associated with the design, development, hosting of websites in addition to user acquisition and user retentions and compensation of our technology, content, product and web design departments which does not qualify to be capitalized. General and administrative expenses include all legal, finance, accounting and administrative expenses such as professional fees and facilities costs.  Depreciation and amortization include the depreciation of our acquired fixed assets and amortization of software and definite-lived intangible assets.  All periods presented have been reclassified to conform to the new presentation.  According to the terms of the Service Agreement with TheStreet, the Company is entitled to certain expense reimbursements.  The Company records the expense reimbursement as a reduction in that expense.

Stock-Based Compensation

The Company measures stock-based compensation at the grant date based on the calculated fair value of the award.  The Company recognizes the expense over the recipient’s requisite service period, generally the vesting period of the award.  The Company estimates the fair value of stock options at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under its stock plans. The fair value estimate is impacted by option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate among others.  These assumptions generally require significant analysis and use of judgment and estimates to develop. Options vest based on meeting a minimum service period or performance condition. Restricted stock grants are recorded using the fair value of the granted shares based on the market value at the grant date.  In addition, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

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

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject Remark Media to a concentration of credit risk consist principally of cash and accounts receivable.  At December 31, 2012, more than 99% of cash was denominated in U.S. dollars, and less than 1% was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong dollars.  The majority of the Company’s cash and cash equivalents balances are in one financial institution, which is believed to have high credit quality.  Cash is maintained in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe its cash is exposed to any significant credit risk. Cash held by non-U.S. subsidiaries is subject to foreign currency fluctuations against the U.S. dollar. However, the risk in foreign currency is somewhat mitigated at this time as U.S. funds are transferred to Brazil and China to fund that subsidiary’s operating activity.  If, however, the U.S. dollar is devalued significantly against the Brazilian Reais or the Chinese Renminbi, the cost to further develop the Company’s websites in Brazil and China could exceed original estimates.

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

94% of the Company’s accounts receivable balance at December 31, 2011 was from Sharecare and Discovery, who are related parties.  The Company’s revenue from Sharecare and Discovery for the year ended December 31, 2011 was $3.7 million and $1.2 million, respectively.

There were no significant concentrations of revenue or accounts receivable during 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  A large portion of the cash balance is maintained at two financial institutions.  Cash denominated in foreign currencies is translated to U.S dollars at the month-end rate of exchange.  The impact of foreign currency on cash and cash equivalents is presented in the Company’s statements of cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).

Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage through December 31, 2012 for certain qualifying and participating non-interest bearing accounts.  The Company may from time-to-time have amounts on deposit in excess of the insured limits.  The Company’s uninsured cash balance totaled $0.9 million at December 31, 2012.

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

The Company classifies interest and penalties arising from unrecognized income tax positions in the statement of operations as general and administrative expenses if they occur.  At December 31, 2012, and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.  The tax years 2007 through 2011 are not or have not been under examination but remain open to examination under the IRS statute.

Foreign Currency

The functional currency of the Company’s international subsidiaries is the local currency, Reais in Brazil, Renminbi in China or Hong Kong dollars in Hong Kong.  The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses.  Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.  Net gains and losses resulting from foreign exchange transactions are recorded in selling, general and administrative expenses.  Currency translation gains and losses during 2012 and 2011 were immaterial to the Company’s consolidated financial statements.

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

Software Development Costs

The Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.5 million and $0.1 million at December 31, 2012 and 2011, respectively, and are included in “Property, equipment and software” in the consolidated balance sheet. Internally developed software and website development costs will be amortized utilizing the straight-line method over a period of three years, the expected period of the benefit.  There was approximately $10 thousand of amortization expense recorded for these costs during 2012, and no amortization expense was recorded in 2011.

Advertising Expenses

The Company expenses advertising costs in the year in which they are incurred.  Advertising expenses for each of the years ended December 31, 2012 and 2011 were minimal.

Commitments and Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments and litigation and other sources when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  In the opinion of management, and after consultation with legal counsel, there were no material claims, assessments and litigation against the Company as of December 31, 2012.

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

In December 2012, the Company abandoned certain software development projects associated with its Content and Platform Services business.  As a result, the Company recorded a $0.4 million impairment charge in the fourth quarter of 2012.

Impairment of Investments

Investments are reviewed to determine if events have occurred which would indicate that a decrease in value has occurred which is other than temporary.  Evidence of a loss in value include, but are not limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company monitors its assets for potential impairment on an ongoing basis.  No impairment charge has been recognized related to investments as of December 31, 2012 or 2011.

Goodwill and Indefinite-Lived Intangible Assets Impairment

As of September 30, 2011, and in light of the market conditions and the cost savings measures implemented in the Company’s operations in China, the Company performed an impairment analysis of its indefinite-lived intangible asset which is a license to operate in China. The Company used the cost approach to estimate the fair value. The Company considered the inputs in this assessment to be Level 3 in the fair value hierarchy.  As a result of the assessment, the Company determined that the intangible asset was impaired and recorded in the Company’s statement of operations for the third quarter 2011 an impairment charge of $0.4 million.

In December 2012, the Company performed a qualitative assessment of the carrying value of goodwill and indefinite-lived intangible assets under the Step Zero process. The Step Zero process determines whether it is more likely than not that the fair value is less than the carrying amount.  After consideration of the Company’s market capitalization and the fact that the majority of these assets are comprised of the Banks.com merger in June 2012, and therefore only six months since merger, the Company determined there were no impairment charges of goodwill or indefinite-lived intangibles in 2012.

Fair Value Measurements on a Recurring Basis

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.

As a basis for considering market participant assumptions in fair value measurements, there is a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;

Level 2 – Inputs, other than the quoted market prices included in Level 1, which are observable for the asset or liability, either directly or indirectly; and

Level 3 – Unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions as there is little, if any, related market data available.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income.  Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements.  This is required for both annual and interim reporting.  The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively.  Early adoption is permitted.  The Company does not expect adoption of the standard to have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

4.  ACQUISITIONS

On March 29, 2013, Remark Media acquired Pop Factory, LLC, the owner and operator of Bikini.com, a digital beach lifestyle brand providing websites, branded merchandise, and mobile content, for total cash consideration of $2,375,000.  In connection with the purchase, the two founders, who had remained executives of Pop Factory, entered into one year employment agreements with Pop Factory and noncompetition agreements with the Company.

On August 2, 2012, Remark Media sold Intersearch Corporate Services, Inc. a subsidiary of Banks.com for minimal consideration.

 On June 28, 2012, Remark Media completed the merger (the “Merger”) contemplated by the Agreement and Plan of Merger dated as of February 26, 2012, among the Company, Banks.com and Remark Florida, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub merged with and into Banks.com and Banks.com survived the Merger as a wholly-owned subsidiary of Remark Media.  At the effective time of the Merger, each share of the outstanding common stock of Banks.com was converted into the right to receive 0.0258 shares of Remark Media common stock, for an aggregate of 670,815 shares of Remark Media common stock.  The outstanding shares of Banks.com preferred stock, including all accrued and unpaid dividends as of the date of closing of the Merger on such preferred stock, a Note and a Warrant, all of which are held by Daniel M. O’Donnell, President and Chief Executive Officer of Banks.com, and his affiliates, were converted into cash in the aggregate amount of $300,000 and the right to receive 31,452 shares of Remark Media common stock.  In connection with the Merger, Banks.com issued an Amended and Restated Promissory Note in the principal amount of $125,000 to Mr. O’Donnell and his wife, which matured on June 28, 2012.  The Company settled the cash consideration of $300,000 on the date of closing and $131,250 in settlement of the promissory note in the principal amount of $125,000 and related interest.

Allocation of purchase price of Banks.com

The application of purchase accounting requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of acquired various assets and assumed liabilities such as contracts, customer relationships, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed.  In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: available market data, future expected cash flows; current replacement cost for similar capacity for certain assets; and appropriate discount rates and growth rates.

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses.  Goodwill, which is not amortizable and not tax deductible, resulting from the acquisitions discussed below was assigned to the Brands segment.

Consideration:
Shares of Remark stock issued to Banks.com shareholders	702,267
Remark common stock price	$3.40
Fair value of common stock issued	$2,387,708
Cash to shareholders	300,000
Cash aquired	(113,747)
Cash to debtholders	131,250
Cash, net of cash aquired	317,503
Total consideration	$2,705,211

Estimated fair value of liabilities assumed:
Current liabilities	$559,411
Capital leases assumed	464,208
Amount attributable to liabilities assumed	$1,023,619

Total purchase price plus liabilities assumed	$3,728,830

Estimated fair value of assets acquired:
Current assets	$229,496
Fixed assets	54,358
Customer relationships	680,000
Domain names	1,180,000
Amount attributable to assets acquired	$2,143,854

Goodwill	$1,584,976

The acquisition transaction costs incurred in the year ended December 31, 2012 were all expensed and totaled $0.2 million.  These expenses are included under the general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2012.

The following unaudited pro forma combined results of operations are provided for the years ended December 31, 2012 and December 31, 2011 as though the Banks.com acquisition had been completed as of January 1, 2011. The pro forma combined results of operations for the years ended December 31, 2012 and 2011 have been prepared by adjusting the historical results of the Company to include the historical results of Banks.com. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.  The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Banks.com acquisition or any estimated costs that will be incurred to integrate Banks.com.

Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

	Year Ended December 31,
	12/31/2012	12/31/2011
(in thousands, except per share amounts)	(Unaudited)	(Unaudited)

Revenue	$2,377	$9,425
Net Loss	(7,150)	(16,467)

Proforma net loss per common share
Basic and diluted	$(1.03)	$(2.69)

Banks.com’s revenues since the acquisition effective date through the year ended December 31, 2012 were approximately $0.3 million and have been included in the Company’s consolidated statements of operations for the year ended December 31, 2012.

5.  SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  Because of Remark Media’s integrated business structure, operating costs included in one segment can benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.  Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment.  Corporate expenses include, among other items: corporate-level general and administration costs, content, design, technology costs and on-going maintenance charges; share-based compensation expense related to stock and stock option grants; depreciation and amortization expense; impairment loss, if any, and interest expense and income.

The Company has reported two segments for the years ending December 31, 2012 and 2011:  Brands and Content and Platform Services.  The Brands segment consists of the business related to the Banks.com acquisition completed on June 28, 2012 which generates revenues in the United States and the websites related to the operations in Brazil and China, which generate revenues from advertisers based in the respective countries.  The Content and Platform Services segment consisted in 2011 of the services provided to Remark Media’s affiliates, Sharecare and Discovery, Inc. (“Discovery”).  These services are related to the design, development, hosting and related services necessary to launch and operate websites for Sharecare and Discovery through the Company’s direct activities and management of third party vendors.

Operating results regarding reportable segments for the years ended December 31, 2012 and 2011 are presented in the following tables:

	Brands	Content and Platform Services	Corporate	Total
Twelve Months Ended December 31, 2012
Revenue	$500,890	$-	$-	$500,890

Operating loss	(469,808)	(420,168)	(5,572,143)	(6,462,119)
Interest expense	(20,372)	-	(44,466)	(64,838)
Other income (expense)	3,519	-	(443,765)	(440,246)
Income tax benefit	-	-	(1,531)	(1,531)
Net loss	$(486,661)	$(420,168)	$(6,061,905)	$(6,968,734)

	Brands	Content and Platform Services	Corporate	Total
Twelve Months Ended December 31, 2011
Revenue	$140,702	$4,851,224	$-	$4,991,926

Operating (loss) income	(832,935)	1,666,693	(5,550,534)	(4,716,776)
Interest expense	(60)	-	(123,420)	(123,480)
Other income (expense)	4,638	-	(2,064,152)	(2,059,514)
Income tax benefit	-	-	(95,250)	(95,250)
Net (loss) income	$(828,357)	$1,666,693	$(7,642,856)	$(6,804,520)

	December 31, 2012	December 31, 2011

Total assets:
Brands	$3,052,504	$118,503
Content and platform services	-	302,129
Business segments	3,052,504	420,632
Corporate	3,306,071	3,315,385
Total assets	$6,358,575	$3,736,017

	December 31, 2012	December 31, 2011

Investment in unconsolidated entity:
Business segments	$-	$-
Corporate	452,636	905,852
Total investment in unconsolidated entity	$452,636	$905,852

	December 31, 2012	December 31, 2011

Loss in investment of unconsolidated entity:
Business segments	$-	$-
Corporate	(453,216)	(2,066,283)
Total investment in unconsolidated entity	$(453,216)	$(2,066,283)

	December 31, 2012	December 31, 2011

Revenues
United States	$423,670	$4,851,224
Brazil	73,884	115,552
China	3,336	25,150
Total	$500,890	$4,991,926

	December 31, 2012	December 31, 2011

Long-lived assets
United States	$466,015	$414,856
Brazil	49,810	65,959
China	-	-
Total	$515,825	$480,815

6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2012 and 2011, prepaid expenses and other current assets consisted of the following:

	December 31,
	2012	2011

Prepaid insurance	$160,131	$326,482
Deposits and other current assets	343,125	67,507
Total	$503,256	$393,989

7.  GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		Year Ended December 31,
	Life	12/31/2012	12/31/2011

Domain names	8 years	$1,196,429	$16,429
Customer relationships	7 years	680,000	-
License to operate in China	Indefinite	100,000	100,000
		1,976,429	116,429
Accumlated amortization		(122,321)	-
		$1,854,108	$116,429

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

2013	$244,643
2014	244,643
2015	244,643
2016	244,643
2017	244,643
Thereafter	514,464

Amortization expense was $122,321 and $0 for the years ended December 31, 2012 and 2011, respectively.

Changes in the carrying amount of goodwill for the year ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	12/31/2012	12/31/2011

Beginning balance	$-	$-
Goodwill acquired - Banks.com	1,584,976	-
Total	$1,584,976	$-

8.  PROPERTY, EQUIPMENT AND SOFTWARE

As of December 31, 2012 and 2011, property, equipment and software consisted of the following:

	December 31,
	2012	2011

Computer equipment	$617,234	$593,177
Furniture and fixtures	192,099	198,231
Software	319,889	359,946
Capitalized software	153,987	-
Leasehold improvements	218,144	214,811
Total	1,501,353	1,366,165
Less accumulated depreciation and amortization	(1,100,827)	(1,001,779)
Property, equipment and software, net	$400,526	$364,386

Depreciation and amortization expense was $0.1 million and $0.2 million for the years ended December 31, 2012, and 2011, respectively.  At December 31, 2012, the U.S. operations and Brazil operations own approximately 91% and 9% of property, equipment and software, net of accumulated depreciation and amortization, respectively.

9.  INCOME TAXES

For the years ended December 31, 2012 and 2011, the benefit from income taxes is comprised of the following

	Year Ended December 31,
	2012		2011
Current:	$		$
Federal		-		-
State		-		-
Foreign		1,531		-
Total		1,531		-

Deferred:
Federal		-		-
State		-		-
Foreign		-		(95,250)
Total		-		(95,250)
Income tax benefit		$1,531		$(95,250)

The provision for income taxes for the years ended December 31, 2012 and 2011 differs from the amount computed by applying the U.S. income tax rate of 34% to loss before taxes as follows:

	Year Ended December 31,
	2012	2011

Computed "expected" tax benefit	$(2,368,849)	$(2,345,921)
Loss from equity-method investment	154,093	702,536
State taxes, net of federal benefit	(213,558)	(223,587)
Tax effect of change in valuation allowance	2,836,371	1,614,792
Tax effect of losses and rates in non-US jurisdictions	20,221	113,836
Tax effect of other permanent items	(428,278)	43,094
Other	1,531	-

Total	$1,531	$(95,250)

Loss before benefit from income taxes for the years ended December 31, 2012 and 2011, on a domestic versus foreign basis, consisted of the following:

	Year Ended December 31,
	2012	2011

Domestic	$(6,823,780)	$(6,071,414)
Foreign	(143,423)	(828,356)

Total	$(6,967,203)	$(6,899,770)

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

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$16,864,117	$13,703,132
Amortization	(133)	11,793
Depreciation of fixed assets	-	-
Deferred income and reserves	(177,731)	240,291
Stock-based compensation expense	9,450,504	9,136,952
Differences related to stock basis in equity investment	336,664	164,623
Less: valuation allowance	(29,607,423)	(23,209,679)
Total deferred tax assets	(3,134,003)	47,112

Deferred tax liabilities:
Acquired intangibles	(25,000)	(25,000)
Depreciation of fixed assets	(26,019)	(40,752)
Amortization of Intangibles	3,166,382	-
Foreign exchange gain/loss	(6,360)	(6,360)
Differences related to stock basis in equity investment	-	-
Total deferred tax liabilities	3,109,003	(72,112)

Net deferred tax liabilities	$(25,000)	$(25,000)

The following table represents a rollforward of the valuation allowance against deferred tax assets for fiscal 2012 and 2011:

	December 31,
	2012	2011

Balance at the beginning of year	$23,209,679	$20,999,839
Increase related to net operating loss and costs and expenses
incurred in the current year	6,154,285	2,316,233
Change related to prior year true-ups	346,442	1,697
Effect of foreign exchange rate differences	(102,983)	(108,090)

Balance at end of year	$29,607,423	$23,209,679

The net operating losses available at December 31, 2012, to offset future taxable income in the U.S. federal, state, Hong Kong, China and Brazil jurisdictions are $39.1 million, $33.1 million, $0.5 million, $3.0 million and $6.9 million, respectively.  The income tax rates for Hong Kong, China and Brazil are 16.5%, 25% and 15%, respectively.  The net operating losses in the U.S. include losses in the amount of $3.9 million related to the purchase of DailyStrength.  The U.S. net operating losses are subject to certain rules under Internal Revenue Code Section 382 limiting their annual usage.  The federal net operating losses expire between the years 2024 and 2030.  The state net operating losses expire between the years 2016 and 2030.  The net operating losses generated in Hong Kong have no expiration date and carry forward indefinitely.  The net operating losses generated in China have a five-year carryover period.  The net operating losses generated in Brazil have no expiration date and up to 30% of the net operating loss may be utilized each year.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable losses, at December 31, 2012, the Company believes it is not more likely than not that Remark Media will realize the benefits of these deductible differences. Therefore, a full valuation allowance has been provided for all the net deferred tax assets.

The Company had no unrecognized tax benefits for the years ended December 31, 2012 and 2011 and does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Remark Media files United States state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The 2005 through 2011 tax years generally remain subject to examination by federal and most state tax authorities with respect to net operating losses.  In significant foreign jurisdictions, the 2008 through 2011 tax years generally remain subject to examination by their respective tax authorities.

10.  CAPITAL LEASES

On December 7, 2010, Banks.com entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”) consisting of an agreement to assign the domain name, banks.com, to Domain Capital in exchange for $ 0.6 million in cash and a Lease Agreement to lease back the domain name from Domain Capital for a five year term.  Effective June 28, 2012, Banks.com became a wholly owned subsidiary of Remark Media and according to the Agreement and Plan of Merger, Remark Media assumed all outstanding liabilities on the effective date of close.  As of December 31, 2012, total obligations under this agreement were $0.5 million, $0.1 million of which is included under the current portion of capital lease obligations and the remainder is included under capital lease obligations, net of current portion of the Company’s consolidated balance sheets at December 31, 2012.   The following table represents the approximate future minimum capital lease payments due under this agreement as of December 31, 2012:

Capital Lease
Commitments

2013	$171,287
2014	171,287
2015	171,287
Total commitments	513,861
Interest on capital leases	(102,098)
Present value of minimum capital lease payments	$411,763

11.  LONG-TERM DEBT WITH RELATED PARTY

On April 2, 2013, the Company entered into a $4.0 million Promissory Note, at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed above, as amended by Amendment Number One to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 11% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 8% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  The full balance is due April 2015.

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  The full balance is due November 2014.

The future maturity schedule of the long-term debt with related party was as follows as of December 31, 2012:

Year ending December 31,

2013	-
2014	$1,800,000

The $4.0 million loan entered into after December 31, 2012 matures on April 2, 2015.

12.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into operating leases for office space.  The lease agreement associated with its headquarters required a security deposit and included an allowance, which was used against leasehold improvements. The security deposit and the allowance were recorded as an asset and a liability, respectively in the Company’s consolidated financial statements.  Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $0.3 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively.

The following table represents the approximate future minimum lease payments at December 31, 2012 due under non-cancellable operating lease agreements with terms in excess of a year:

Operating Lease Commitments

2013	$233,110
2014	288,596
2015	297,282
2016	177,684
Total	$996,671

Contingencies

On July 23, 2012, a complaint was filed by FOLIO fn, Inc. (“FOLIO fn”) against the Company’s subsidiary MyStockFund Securities, Inc. (“MyStockFund”), alleging that MyStockFund had infringed six U.S. Patents held by FOLIO fn relating to investment methods.  The complaint seeks injunctive relief, damages, pre-judgment interest, and attorneys' fees. The Company believes that MyStockFund has meritorious defenses to the complaint, and MyStockFund intends to contest the claims.

In addition, the Company is engaged from time to time in certain legal disputes arising in the ordinary course of business.   Furthermore, the Company accrue s liabilities for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company will review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made.

13.  STOCKHOLDERS’ EQUITY

Issuance of Common Shares

In February 2012, the Company issued 944,777 common shares and warrants to acquire 236,194 common shares through a private placement in exchange of cash in the amount of $4.25 million.  The warrants have a term of five years and six months and were not exercisable during the first six months after issuance. The exercise price of the warrants is $6.81 per share. The Company determined the fair value of the warrants at $4.87 per share using the Black-Scholes method.  As a result, the Company allocated $0.67 million to the value of the warrants and $3.58 million to the value of the common shares. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share. The warrants were valued using the Black-Scholes method at $3.77 per share and classified as equity. The Company also paid an additional $0.4 million for stock issuance costs. The stock issuance costs, which amounted to $0.5 million along with the value of the warrants issued to the placement agent of $0.13 million, were charged to additional paid in capital.

In addition, as discussed in Note 4 of the consolidated financial statements, on June 28, 2012, the Company issued 702,267 shares of common stock pursuant to the acquisition of Banks.com.  The Company recorded the fair value of the common stock at $3.40 per share based on the closing price of Remark Media’s common stock on the effective date of the acquisition.

On April 2, 2012, the Company issued 32,405 common shares in connection with the cashless exercise of the warrants to purchase 65,359 common shares issued in 2011 in connection with the debt agreement entered into with Theorem Capital, which expired in March 2012.

At December 31, 2012, the Company had additional outstanding warrants to acquire 30,000 shares of common stock which had exercise prices ranging from $35.00 to $98.90 and which will expire through 2017.

Stock-Based Compensation

Remark Media has authorized 800,000 shares under the 2006 Equity Incentive Plan adopted April 13, 2006 (the “2006 Plan”), and an additional 525,000 shares authorized under the 2010 Equity Incentive Plan adopted June 15, 2010, and modified on December 30, 2011 (the “2010 Plan”), for grants as part of long-term incentive plans to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the 2006 and 2010 Plans have been granted to its officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

The Company uses the Black-Scholes options pricing model to value its options, using the assumptions in the following table for 2012 and 2011.  Expected volatilities are based on the historical volatility of its stock.  The expected term of options represents the period of time that the options granted are expected to be outstanding.  The Company uses the midpoint method to estimate the expected term for options granted as sufficient historical data regarding exercise of options is not available nor information readily available regarding comparable plans sufficient to use as a basis to estimate the expected term value.  The risk-free rate of periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is based on expected dividends to be paid over the term of the options.

	2012	2011

Expected volatility	113.12%	105.8%
Expected life in years	6.00	5.75
Dividend yield	0	0
Risk free interest rate	1.0%	2.5%

Stock-based compensation cost is measured based on the fair value of the award on the date of the grant, and is recognized as an expense over the employee’s requisite service period.  Stock-based compensation expense for the years ended December 31, 2012 and 2011 was $0.8 million and $0.6 million respectively.  Unrecognized compensation expense as of December 31, 2012, relating to non-vested stock options approximated was $0.4 million and is expected to be recognized through 2013.  At December 31, 2012, no options have been exercised under this plan.  Stock options have a maximum term of 10 years from the grant date.

A summary of stock option activity and related information as of December 31, 2012, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value
Options
Outstanding at January 1, 2012	893,833	$41.80
Granted	246,427	5.83
Forfeited	(149,292)	20.72
Exercised	-	-
Total outstanding at December 31, 2012	990,968	38.61	6.1	$-
Options exercisable at December 31, 2012	880,787	$42.40	6.0	$-

The fair value of options vested during the years ended December 31, 2012 and 2011, were $0.2 million and $0.5 million, respectively.  The grant-date fair value of options granted during the years 2012 and 2011 was $0.7 million and $0.4 million.

As of December 31, 2012, 55,535 shares and 317,514 shares are available for future issuance under the Equity Incentive Plans for 2006 and 2010, respectively.

A summary of restricted stock activity and related information as of December 31, 2012, and changes during the year then ended is presented below:

	Number of shares	Weighted average grant date fair value

Shares
Unvested balance, January 1, 2012	-	-
Granted	16,000	5.99
Vested	(12,000)	5.99
Forfeited	(4,000)	5.99
Total unvested at December 31, 2012	-	$-

The total fair value of restricted stock vested during the year ended December 31, 2012 was approximately $0.24 million.

As of December 31, 2012, there was no unrecognized compensation expense related to non-vested restricted stock.

14.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the Company’s basic and diluted earnings per share computations:

	Twelve Months Ended December 31,
	2012	2011

Loss per share:
Net loss	$(6,968,734)	$(6,804,520)

Weighted average shares outstanding	6,605,563	5,416,109

Net loss per share, basic and diluted	$(1.05)	$(1.26)

Common shares and dilutive securities:
Weighted average shares outstanding	6,605,563	5,416,109
Dilutive securities	-	-

Total common shares and dilutive securities	6,605,563	5,416,109

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.  The number of anti-dilutive weighted average shares outstanding excluded from the calculation above was 990,968 and 1,109,019 for the years ended December 31, 2012 and 2011 respectively.

15.  RELATED PARTY TRANSACTIONS

As discussed in Note 11, the Company entered into promissory notes totaling $5.8 million with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.

As of December 31, 2012, Remark Media owned approximately 10.8% of the outstanding common stock of Sharecare.  Jeff Arnold, a former member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., formerly the Company’s largest stockholder, is a significant stockholder of Sharecare.

The Company’s service agreement with Sharecare expired on December 31, 2011.  As a result, the Company did not have any revenues generated from Sharecare during the year ended December 31, 2012.  The Company’s revenue from Sharecare for the year ended December 31, 2011 totaled approximately $3.7 million.  Additionally, there were no amounts due from Sharecare at December 31, 2012.

In April 2010, the Company entered into an agreement with Discovery Communications, LLC, an affiliated entity, to provide website development services to Discovery.  The agreement expired in December 31, 2011.  As a result, the Company did not have any revenues generated from Discovery during the year ended December 31, 2012.  The Company’s Content and Platform Services revenue from Discovery, an affiliated entity, for the year ended December 31, 2011 totaled approximately $1.2 million.  Additionally, there were no amounts due from Discovery at December 31, 2012.

In March 2010, the Company entered into a 24-month sublease agreement with Sharecare for rental of our corporate headquarters in Atlanta, Georgia, effective March 1, 2010.   On August 1, 2011, the Company mutually agreed to end the sublease agreement prior to the contracted termination date.

16.  SUBSEQUENT EVENTS

On March 29, 2013, Remark Media acquired Pop Factory, LLC, the owner and operator of Bikini.com, a digital beach lifestyle brand providing websites, branded merchandise, and mobile content, for total cash consideration of $2,375,000.  In connection with the purchase, the two founders, who had remained executives of Pop Factory, entered into one year employment agreements with Pop Factory and noncompetition agreements with the Company.

On April 2, 2013, the Company entered into a $4.0 million Senior Secured Convertible Promissory Note (“Promissory Note”), at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed above, as amended by Amendment Number One (“Amendment”) to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share.  The full balance is due April 2015.

On March 1, 2013 (but dated February 6, 2013 and effective February 28, 2013), the Company entered into a Sublease Agreement with respect to office space in Las Vegas, Nevada.  The space is approximately 10,915 square feet.  The Sublease Agreement carries a term through February 22, 2015, with base rent of $20,000 per month.  The Company paid a security deposit of $100,000 on the office space.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (“PEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2012.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s PEO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our PEO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our PEO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control—Integrated Framework issued by the COSO.

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2012, with respect to: the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s “audit committee financial expert”, the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers is incorporated herein by reference to this item.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2012, with respect to director and executive compensation, the Compensation Committee of the Board of Directors and the Compensation Committee Report, is incorporated herein by reference in response to this item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2012, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, is incorporated herein by reference to this item.

For purposes of determining the aggregate market value of the Company’s voting and non-voting common stock held by non-affiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined by the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2012, with respect to related party transactions and director independence, is incorporated herein by reference in response to this item.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of Auditor Fees and Pre-Approval Policy

Our Audit Committee has adopted a policy that requires pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm.  Under this policy, each year, at the time it engages the auditors, the Audit Committee pre-approves the audit engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year.  All other permitted non-audit services are required to be pre-approved by the Audit Committee on an engagement-by-engagement basis.  All of the auditor fees for the last two years, as detailed below, were pre-approved by the Audit Committee or the full Board of Directors.  The Audit Committee may delegate its authority to pre-approve services to one or more of its members, whose activities are reported to the Audit Committee at each regularly scheduled meeting.

As disclosed in our 8-K filed with the SEC on December 20, 2011, the Company dismissed its independent registered accounting firm PricewaterhouseCoopers LLP on December 16, 2011 and engaged on the same day Cherry, Bekaert & Holland, L.L.P., now known as Cherry Bekaert LLP., as its new independent registered accounting firm.

The following table represents a summary of the fees billed for professional services rendered to Remark Media by Cherry Bekaert LLP for the annual audits of 2012 and 2011, and for the reviews of Remark Media’s financial statements included in the quarterly reports on Form 10-Q for the years 2012 and 2011.

	2012	2011
Audit-Related Fees	$205,000	$150,520
Other Fees	34,450	-
Total	$239,450	$150,520

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remark Media, Inc.

April 15, 2013	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in these capacities.

Name	Title

/s/ Kai-Shing Tao	Chief Executive Officer, Chairman of the Board of Directors (Principal	April 15, 2013
Kai-Shing Tao	Executive Officer, Principal Financial Officer and Principal Accounting
Officer)

/s/ Theodore P. Botts	Member of the Board of Directors (Chairman of the Audit Committee)	April 15, 2013
Theodore P. Botts

EXHIBIT INDEX

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1

Agreement and Plan of Merger, dated as of April 20, 2006, among HowStuffWorks, Inc., HSW International, Inc. (now known as Remark Media, Inc.), HSW International Merger Corporation and INTAC International, Inc.

		S-4/A	7/10/2007	Annex A

2.2

First Amendment to Agreement and Plan of Merger, dated January 29, 2007, among HowStuffWorks, Inc. (now known as Remark Media, Inc.), HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.

		S-4/A	7/10/2007	Annex B

2.3	Second Amendment to Agreement and Plan of Merger, dated August 23, 2007, among HowStuffWorks, Inc. (now known as Remark Media, Inc.), HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-1/A	1/14/2008	2.3

2.4	Share Purchase Agreement among INTAC International, Inc., China Trend Holdings Ltd. and Wei Zhou, dated February 15, 2008	8-K	2/20/2008	2.4

2.5*	Agreement and Plan of Merger dated as of November 26, 2008, by and among HSW International, Inc. (now known as Remark Media, Inc.), DS Newco, Inc., DailyStrength, Inc. and Douglas J. Hirsch	8-K	12/3/2008	10.25

2.6 (1)	Asset Purchase Agreement by and among HSW International, Inc. (now known as Remark Media, Inc.), DailyStrength, Inc., DS Acquisition, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/2009	10.28

2.7 (1)	Agreement and Plan of Merger among Remark Media, Inc. Remark Florida, Inc. and Banks.com, Inc. dated February 26, 2012	8-K	2/28/2012	2.1

2.8	Amendment No. 1 to Agreement and Plan of Merger among Remark Media, Inc., Remark Florida, Inc. and Banks.com, Inc. dated June 5, 2012	8-K	6/6/2012	2.1

3.1	Second Restated Certificate of Incorporation of Remark Media, Inc.	10-K	3/23/2012	3.1

3.2	Second Amended and Restated Bylaws of HSW International, Inc. (now known as Remark Media, Inc.)	8-K	12/18/2007	3.2

4.1	Specimen certificate of common stock of Remark Media, Inc.	10-K	3/23/2012	4.1

4.2	HSW International 2006 Equity Incentive Plan	S-8	11/5/2007	4.2

4.3	HSW International, Inc. 2010 Equity Plan	8-K	6/21/2010	10.34

4.4	Registration Rights Agreement among HSW International, Inc. (now known as Remark Media, Inc.) , HowStuffWorks, Inc. and Wei Zhou dated as of October 2, 2007	8-K	10/9/2007	10.6

4.5	Registration Rights Agreement among HSW International, Inc. (now known as Remark Media, Inc.) and American investors dated as of October 2, 2007	8-K	10/9/2007	10.5

4.6***	Affiliate Registration Rights Agreement dated as of October 2, 2007	8-K	10/9/2007	10.7

4.7	Common Stock Purchase Warrant dated March 4, 2011 issued to Theorem Capital LLC	8-K	3/10/2011	4.6

4.8	Form of Warrant to Purchase Common Stock dated February 27, 2012 issued to investors	8-K	2/28/2012	4.1

4.9	Warrant to Purchase Common Stock dated February 27, 2012 issued to Janney Montgomery Scott LLC	8-K	2/28/2012	4.2

4.1	Registration Agreement dated February 27, 2012, among Remark Media, Inc. and the investors named therein	8-K	2/28/2012	10.2

10.1	Amended and Restated Stockholders Agreement, dated as of January 29, 2007, among HowStuffWorks, Inc., HSW International, Inc. (now known as Remark Media, Inc.) and Wei Zhou	S-4/A	7/10/2007	Annex H

10.2	First Amendment to Amended and Restated Stockholders Agreement, dated as of December 17, 2007, among HowStuffWorks, Inc., HSW International and (now known as Remark Media, Inc.) Wei Zhou	S-1/A	1/14/2008	10.2

10.3	Contribution Agreement (PRC Territories) between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.), dated as of October 2, 2007	8-K	10/9/2007	10.2

10.4	Contribution Agreement (Brazil) between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) dated as of October 2, 2007	8-K	10/9/2007	10.1

10.5	Update Agreement between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) dated as of October 2, 2007	8-K	10/9/2007	10.4

10.6	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and Ashford Capital	S-4/A	7/10/2007	Annex I-c

10.7	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and Ashford Capital	S-1/A	1/14/2008	10.11

10.8	Stock Purchase Agreement dated April 20, 2006 between HSW International (now known as Remark Media, Inc.) and Harvest 2004, LLC	S-4/A	7/10/2007	Annex K

10.9	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International (now known as Remark Media, Inc.) and Harvest 2004, LLC	S-4/A	7/10/2007	Annex L

10.1	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and the Purchasers named therein	S-4/A	7/10/2007	Annex I-c

10.11	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and the purchasers named therein	S-1/A	1/14/2008	10.11

10.12	Stock Purchase Agreement dated April 20, 2006 between HSW International, Inc. (now known as Remark Media, Inc.) and DWS Finanz-Service GmbH	S-4/A	7/10/2007	Annex K

10.13	First Amendment to Stock Purchase Agreement dated January 29, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and DWS Finanz-Service GmbH	S-4/A	7/10/2007	Annex L

10.14***	Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International, Inc. (now known as Remark Media, Inc.) and Jeffrey T. Arnold	S-4	3/14/2007	10.11

10.14.1***	Amendment No. 1 to the Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International, Inc. (now known as Remark Media, Inc.) and Jeffrey T. Arnold	8-K	9/23/2008	10.14

10.15	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) related to certain rights in India and Russia dated as of December 17, 2007	S-1/A	1/14/2008	10.15

10.16	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) related to certain trademark rights dated as of December 17, 2007	S-1/A	1/14/2008	10.16

10.17***	Employment Agreement dated October 16, 2001 between INTAC International, Inc. and Wei Zhou (filed by INTAC International, Inc., Commission File No 000-32621)	8-K	10/30/2001	10.5

10.18

Share Purchase Agreement, dated January 29, 2007, among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou

		S-4/A	7/10/2007	Annex R

10.19	First Amendment to Share Purchase Agreement dated as of August 23, 2007 among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou	S-1/A	1/14/2008	10.19

10.2	Termination Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and HowStuffWorks, Inc., dated as of December 17, 2007	S-1/A	1/14/2008	10.2

10.21	Stock Purchase Agreement between HSW International, Inc. (now known as Remark Media, Inc.) and the investors named therein, dated February 15, 2008	8-K	2/20/2008	10.21

10.22***	Separation Agreement with J. David Darnell dated May 13, 2008	10-Q	5/15/2008	10.22

10.23* ***	2008 Executive Compensation Plan	8-K/A	1/16/2009	10.23

10.24*	Content License Agreement dated September 17, 2008 between HSW International, Inc. (now known as Remark Media, Inc.) and World Book, Inc. and Amendment	10-Q	11/14/2008	10.24

10.25	Form of Director and Officer Indemnification Agreement	8-K	1/16/2009	10.1

10.26***	Letter Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Gregory Swayne dated September 28, 2009	10-Q	11/16/2009	10.26

10.27***	Confidential Separation and Release Agreement dated as of September 28, 2009, by and between HSW International, Inc. (now known as Remark Media, Inc.) and Henry Adorno	10-Q	11/16/2009	10.27

10.29	Subscription Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/2009	10.29

10.3	Secured Promissory Note issued by HSW International, Inc. (now known as Remark Media, Inc.) to Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/2009	10.3

10.31*	Letter Agreement for Services Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc., dated as of October 30, 2009	10-Q/A	1/22/2010	10.31

10.31.1	First Amendment to the Letter Agreement for Services by and between Sharecare, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) dated December 30, 2009	8-K	1/7/2010	10.31.1

10.31.2	Second Amendment to the Letter Agreement for Services by and between Sharecare Inc (now known as Remark Media, Inc.) and HSW International, Inc. dated June 30, 2010	10-Q	8/12/2010	10.35

10.32	License Agreement dated as of October 30, 2009, by and among HSW International, Inc. (now known as Remark Media, Inc.), Sharecare Inc. ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC	10-Q/A	1/22/2010	10.31

10.33	Sublease Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc. dated as of March 30, 2010	8-K	4/5/2010	10.33

10.34***	Letter Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Eric Orme	10-Q	5/14/2010	10.34

10.39*	Option to Purchase Shares of Common Stock between HSW International Inc. (now known as Remark Media, Inc.) and Sharecare Inc. dated November 17, 2010	10-K	3/29/2011	10.39

10.4	Services Agreement effective as of April 19, 2010, between HSW International, Inc. (now known as Remark Media, Inc.) and Discovery Communications, LLC.	10-K	3/29/2011	10.4

10.41***	Letter Agreement between HSW International, Inc. (now known as Remark Media, Inc.) and Carrie Ferman	10-K	3/23/2012	10.41

10.42***	Separation and Release Agreement and Independent Contractor Agreement dated February 14, 2012 between Remark Media, Inc. and Gregory M. Swayne	10-K	3/23/2012	10.42

10.43***	Separation and Release Agreement and Independent Contractor Agreement dated February 14, 2012 between Remark Media, Inc. and Shawn G. Meredith	10-K	3/23/2012	10.43

10.44(1)	Purchase Agreement dated February 27, 2012, among Remark Media, Inc. and the investors named therein	8-K	2/28/2012	10.1

10.45	Amended and Restated Promissory Note in the principal amount of $125,000 Kimberly and Daniel O’Donnell dated June 28, 2012	8-K	6/29/2012	10.1

10.46*	First Amendment to Letter Agreement for Employment between remark Media, Inc. and Carrie B. Ferman dated effective October 1, 2012	10-Q/A	11/27/2012	10.2

10.47*	Senior Secured Convertible Promissory Note dated November 23, 2012	8-K	11/23/2012	10.1

10.48	Security Agreement between Remark Media, Inc. and Digipac, LLC dated November 23, 2012	8-K	11/23/2012	10. 2

10.49	Sublease Agreement between Holland & Knight and Remark Media, Inc. dated February 28, 2013	8-K	3/6/2013	10.1

10.5	Membership Interest Purchase Agreement between Remark Media, Inc., Pop Factory LLC, Howard Sonnenschein and Gail Sonnenschein dated March 29, 2013	8-K	4/4/2013	2.1

10.51	Senior Secured Convertible Promissory Note dated March 28, 2013	8-K	4/4/2013	10.1

10.52	Amendment Number One to Security Agreement between remark Media, Inc. and Digipac, LLC dated March 28, 2013	8-K	4/4/2013	10.2

10.53*	Services Agreement between Remark Media, Inc. and TheStreet, Inc. effective November 15, 2012	10-Q/A	3/25/2013	10.1

14.1	HSW International, Inc. Amended and Restated Code of Business Conduct and Ethics	8-K	4/18/2008	14.1

21.1	Subsidiaries	10-K	3/23/2012	21.1

23.1	Consent of Cherry, Bekaert & Holland				X

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

					X *

101.INS**	XBRL Instance Document				X

101.SCH**	XBRL Taxonomy Extension Schema				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X

101.CAL**	XBRL Taxonomy Definition Linkbase	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

(1) Schedules and exhibits have been omitted from the exhibits. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Commission upon request.

* The registrant has requested confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

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

***Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K