Form 10-K/A
Remark Media, Inc.
filed 2013-04-30
CIK 1368365

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

Documents incorporated by reference:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends the Annual Report on Form 10-K of Remark Media, Inc. (the “Company”) for the fiscal year ended December 31, 2012, which the Company originally filed with the Securities and Exchange Commission (the SEC) on April 15, 2013 (the Original Filing). Since the Company does not anticipate filing its proxy statement for the Company’s 2013 Annual Meeting prior to 120 days after the fiscal year ended December 31, 2012, the Company is filing this Amendment No. 1 to provide the information required pursuant to instruction G(3) to Form 10-K for Part III, Items 10, 11, 12, and 13 of the Original Filing. Part IV of the Original Filing has been amended to contain currently dated certifications as required by Rules 12b-15, 15d-14(a), and 15d-14(b) under the Securities Exchange Act of 1934 (the Exchange Act) with respect to this Amendment No. 1.

This Amendment No. 1 speaks as of the original filing date of the Original Filing and reflects only the changes to the cover page, Items 10, 11, 12, and 13 of Part III, the signature page, and Exhibits 31.1 and 32.1. No other information included in the Original Filing, including the information set forth in Part I and Part II, has been modified or updated in any way. The Company has made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. Accordingly this Amendment No. 1 should be read in conjunction with Original Filing.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The name of and certain information regarding each director as of April 9, 2013 are set forth below.  There are no family relationships among directors, director nominees or executive officers of Remark Media.  Each director is elected to serve until the next Annual Meeting of Stockholders.

Name	Age	Position at December 31, 2012

Kai-Shing Tao	36	Chairman

Theodore P. Botts	67	Director

Kai-Shing Tao, age 36, has served as Chairman of Remark Media’s Board of Directors since October 2012, after serving as a member of the Board since October 2007.  Mr. Tao has served as the Chief Executive Officer of the Company since December 2012.  Prior to this, he was Co-Chief Executive Officer since October 2012.  Mr. Tao also serves as Chairman and Chief Investment Officer of Pacific Star Capital, a private investment group.  Prior to founding Pacific Star Capital, Mr. Tao was a Partner at FALA Capital Group, a single-family investment office, where he headed the global liquid investments outside the operating companies.  Mr. Tao is also a member of the Real Estate Roundtable and U.S.-China and U.S.-Taiwan Business Council.  Mr. Tao graduated from the New York University Stern School of Business.  Among other experience, qualifications, attributes and skills, Mr. Tao’s knowledge and experience in the investment industry and Asian market led to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our Company in light of our business and structure.

Theodore P. Botts, age 67, has served as a member of Remark Media’s Board of Directors and as Chairman of the Audit Committee since 2007.  He is also President of Kensington Gate Capital, LLC, a private corporate finance advisory firm.  From July 2007 until September 2008, Mr. Botts served as Chief Financial Officer of StereoVision Entertainment, Inc.  From 2002 until its 2007 merger with Remark,  Mr. Botts served on INTAC International’s Board of Directors as chairman of the audit committee.  Prior to 2000, Mr. Botts served in executive capacities at UBS Group and Goldman Sachs.  Mr. Botts has been a member of the Board of Trustees and head of development for REACH Prep, a non-profit organization serving the educational needs of underprivileged African-American and Latino children in Fairfield and Westchester counties, from 2003 through mid-2012.  Mr. Botts graduated with honors from Williams College and received an MBA from the NYU Graduate School of Business Administration.

EXECUTIVE OFFICERS

The following table sets certain information about each of our executive officers as of April 9, 2013.

Name	Age	Position at December 31, 2012

Kai-Shing Tao	36	Chief Executive Officer

Bradley T. Zimmer	34	Chief Operating Officer and General Counsel

As of October 2012, Kai-Shing Tao, a member of our Board of Directors since 2007, became Chairman of the Board of Directors, Co-Chief Executive Officer, and Principal Financial Officer and Principal Accounting Officer.  As of December 2012, Carrie B. Ferman resigned her position as our Co-Chief Executive Officer, at which point Mr. Tao became Chief Executive Officer.  Mr. Tao has declined any salary compensation for serving in this capacity.

Kai-Shing Tao has been our Chief Executive Officer since December 2012.  Prior to that, he was Co-Executive Officer of the Company since October 2012, and has been a member of our Board since 2007.  Mr. Tao also serves as Chairman and Chief Investment Officer of Pacific Star Capital, a private investment group.  Prior to founding Pacific Star Capital, Mr. Tao was a Partner at FALA Capital Group, a single-family investment office, where he headed the global liquid investments outside the operating companies.  Mr. Tao is also a member of the Real Estate Roundtable and U.S.-China and U.S.-Taiwan Business Council.  Mr. Tao graduated from the New York University Stern School of Business.  Among other experience, qualifications, attributes and skills, Mr. Tao’s knowledge and experience in the investment industry and Asian market led to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our Company in light of our business and structure.  Mr. Tao also is a member of the Board of Directors of the Company.

Bradley T. Zimmer has been our Chief Operating Officer, General Counsel and Corporate Secretary since December 14, 2011.  Prior to that, he served as our Executive Vice President, General Counsel and Corporate Secretary since December 2007.  He previously served as General Counsel and Corporate Secretary of The Convex Group, an entertainment and media company, and its subsidiary HowStuffWorks, Inc. from 2003 through the companies’ acquisition by Discovery Communications in December 2007.  Prior to The Convex Group, Mr. Zimmer was responsible for business strategy at Southeast Interactive Technology Funds, a venture capital firm focused on information technology and communications investments.  Mr. Zimmer holds a Bachelor of Arts in Public Policy and Juris Doctor from Duke University. He is a member of the American Bar Association and North Carolina State Bar, and is a member of the Boards of Directors of the Duke Law Alumni Association and several privately held companies.

CORPORATE GOVERNANCE MATTERS

Audit Committee

The Audit Committee of our Board of Directors is responsible for overseeing the qualifications, performance and independence of our independent auditors, the integrity of our financial statements and disclosures, the performance of our internal audit function and internal controls, and compliance with legal and regulatory requirements.  The Audit Committee currently consists of Theodore P. Botts (Chairman), who qualifies as an independent director as defined in Rule 4200(a)(14) of the NASDAQ listing standards and Rule 10A(m)(3) of the Exchange Act.  The Board has determined that Mr. Botts qualifies as our “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the SEC.

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

Selection of Nominees for the Board of Directors

The Nominating Committee of our Board of Directors is responsible for establishing the procedures for our stockholders to nominate candidates to the Board of Directors.  There were no material changes in 2012 to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission and NASDAQ.  Officers, directors and stockholders with 10% or more beneficial ownership interest in our common stock are also required by SEC rules to furnish us with copies of all such forms that they file.  Based solely on a review of the copies of forms received by Remark Media, or written representations from reporting persons, we believe that during 2012, all of our officers, directors and stockholders with 10% or more beneficial ownership interest in our common stock complied with applicable Section 16(a) filing requirements, with the exception of delayed filings by entities associated with our directors Scott Booth and Kai-Shing Tao.

 ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors approves all compensation and awards to the individuals included in the Summary Compensation Table (the “named executive officers”).  Annually, the Compensation Committee reviews the performance and compensation of the Company’s named executive officers, and, where it deems appropriate, other advisors, and modifies executives’ compensation levels for the subsequent year.  For the remaining named executive officers, the CEO makes recommendations to the Compensation Committee for approval.

The Compensation Committee met three times in 2012.  The Compensation Committee’s charter provides that it will (i) develop, approve, and report to the Board regarding the Company’s overall compensation philosophy and strategy, (ii) establish corporate goals and objectives relevant to CEO compensation, evaluate the CEO’s performance in light of those goals and objectives, and determine and approve the CEO’s compensation level based on this evaluation, (iii) review and approve the compensation structure for the other executive officers and review and approve the CEO’s recommendations with respect to executive officers compensation, (iv) oversee CEO and executive succession planning and development, and (v) make recommendations to the Board with respect to director compensation.  In addition to the committee members, the CEO and other officers from the Company have been asked to attend meetings periodically as the committee deems appropriate.  The Compensation Committee makes reports to the full Board of Directors based on its activities and, for certain activities, such as the determination of Board of Directors compensation, the Compensation Committee will make recommendations to the full Board for approval.

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

We offer a market-competitive base salary for executive positions so as to mitigate the volatility we might experience in our equity pricing.  It is our philosophy that bonuses are to be used to provide an added incentive to meet additional objectives, which exceed ordinary expectations and not as salary itself, and, as such, bonuses are based on both individual and company-wide performance and objectives. Our stock-based compensation provides a means for our executives to obtain a degree of ownership in our Company in an attempt to align corporate and individual goals.  The issuance of equity compensation is generally a component of each officer’s total compensation package. However, there were some instances of equity compensation granted based on performance.

Elements of Compensation

During 2012, the compensation packages for our named executive officers included three principal elements:  base salary; cash bonuses; and equity incentive awards.

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

Bonus. Bonuses are to be used to provide an added incentive to meet additional objectives, which exceed ordinary expectations and not as salary itself, and, as such, bonuses are based on both individual and company-wide performance and objectives.

Equity Incentive Awards.   Granting equity incentive awards stock encourages our executives to focus on the Company’s long-term success. The Company generally grants two types of equity awards: Restricted Stock and Stock Options.

Restricted Stock:  The Company issues grants for restricted stock under the 2006 Equity Incentive Plan adopted April 13, 2006, and the 2010 Equity Incentive Plan adopted June 15, 2010 (collectively, the “Equity Incentive Plans”).  The number of restricted shares that vest or recipients receive is generally based on the individual’s particular position within the Company and achievement of certain performance metrics established by the Board.  All grants require the approval of the Compensation Committee of our Board of Directors.

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

Change of Control or Termination Payments.   Certain of the stock option awards to our named executive officers and certain other members of management contain provisions providing for any unvested options to fully vest on the date of a change in control in Remark Media.  If a change of control had occurred on December 31, 2012, the value of the options that would have vested was $0.4 million.

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid for services rendered to us and our subsidiaries in all capacities during the years ended December 31, 2012, and December 31, 2011, by our current principal executive officer (Principal Executive, Principal Financial and Principal Accounting Officer), and our two most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year.   In addition, the table presents the compensation awarded to our former Principal Executive Officer and Former Principal

Financial Officer. The officers listed on the table set forth below are referred to collectively in this annual report as the named executive officers.

				Equity	All Other
	Year	Salary	Bonus	Awards (1)	Compensation (2)	Total

Kai-Shing Tao (3)	2012	$-	$-	$23,960	$10,000	$33,960
Chief Executive Officer	2011			33,909	6,477	40,386

Bradley Zimmer (4)	2012	187,500	-	376,564	475	564,539
Chief Operating
Officer and
General Counsel	2011	200,000	-	77,375	1,725	279,100

Carrie Ferman (5)	2012	206,250	-	211,932	-	418,182
Former Co-Chief
Executive Officer	2011	98,076	-	-	189	98,265

Eric Orme (6)	2012	218,750	-	55,539	-	274,289
Former Chief
Technology Officer	2011	275,000	50,000	80,255	2,079	407,334

(1)

Reflects the total grant date fair value for awards granted in 2012 and 2011 and do not reflect actual compensation realized by our named executive officers. For Mr. Tao, includes equity awards for service as a member of the Board of Directors, pursuant to the 2012 Director Compensation Plan and 2011 Director Compensation Plan.

(2)

Includes payments for club membership dues, premiums paid for life insurance plans, short-term and long-term disability plans and health club membership dues.  For Mr. Tao, includes cash compensation for service as a member of the Board of Directors, pursuant to the 2012 Director Compensation Plan and 2011 Director Compensation Plan.

(3)

Effective December 31, 2012, Mr. Tao was appointed by the Board of Directors as our Chief Executive Officer.  Prior thereto, he was the Co-Chief Executive Officer since October 2012.  Mr. Tao has declined any compensation for serving as Chief Executive Officer.  Mr. Tao’s only compensation is for serving as a member of the Board of Directors, pursuant to the 2012 Director Compensation Plan and 2011 Director Compensation Plan.

(4)

Effective December 14, 2011, Mr. Zimmer was appointed by the Board of Directors as the Chief Operating Officer, General Counsel and Secretary.  Prior thereto, he was the Executive Vice President, General Counsel and Secretary since December 2007.  Mr. Zimmer’s compensation reflects his earnings for the full years of 2012 and 2011.

(5)

Effective December 31, 2012, Ms. Ferman resigned her position as Co-Chief Executive Officer, a position she held since October 2012.  Prior thereto, she was the Chief Executive Officer since December 2011 and Executive Vice President of Corporate Strategy & Business Development since July 2011.  Ms. Ferman’s compensation reflects her earnings for the full years of 2012 and 2011.

(6)	Effective October 24, 2012, Mr. Orme resigned his position as Chief Technology Officer, a position he held since October 2009.

Outstanding Equity Awards at Year-End 2012

The following table provides information about the number and value of unexercised options for the named executive officers as of December 31, 2012.  No named executive officers exercised any stock options during fiscal years 2012 or 2011 and no stock appreciation rights have been granted.

			Option
	Number of Securities Underlying		Exercise	Option
	Unexercised Options		Price ($)	Expiration Date
	Exercisable (#)	Unexercisable (#)

Bradley Zimmer	5,000	-	65.00	Aug. 23, 2016
Bradley Zimmer	15,000	-	71.00	Oct. 10, 2017
Bradley Zimmer	501	-	32.50	Aug. 12, 2018
Bradley Zimmer	13,480	-	3.85	Nov. 20, 2019
Bradley Zimmer	9,020	-	3.85	Jul. 19, 2020
Bradley Zimmer	25,210	2,290	2.88	Feb. 25, 2021
Bradley Zimmer	11,582	23,160	6.05	Feb. 01, 2022
Bradley Zimmer	11,470	16,030	6.05	Feb. 01, 2022

Employment Agreements

None

Compensation of Non-Executive Directors

Our certificate of incorporation and bylaws specifically grant to our Board of Directors the authority to fix the compensation of the directors.  For 2012 service, we paid our non-executive directors the amounts set forth in the following table:

Name	Fee Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Theodore P. Botts	$20,000	$23,960	$-	$-	$43,960

(1)	Includes annual fees for members of the Board of Directors and the Chairman of the Audit, Compensation and Nominating Committees.
(2)	Represents the fair value of restricted stock awards granted during 2012 and is measured based on the closing price of the Company’s stock as reported by NASDAQ on the grant date.

On March 28, 2012, our Board of Directors adopted a Director Compensation Plan for the year ended December 31, 2012, for its independent directors.  The plan provides for the following:

Annual cash fee	$10,000
Annual restricted stock of 4,000 shares	23,960
Total annual compensation	$33,960

In addition, the chairman of our Compensation Committee and the chairman of our Nominating and Governance Committees receive additional cash compensation of $2,500 per year, and the chairman of our Audit Committee receives additional compensation of $7,500 per year.   We also reimburse all directors for the Company-related travel expenses in accordance with our Company-wide policy.

The terms for the payment of our independent director compensation include the following:

•	Cash retainers were paid quarterly in arrears.
•

Restricted stock vested in full on December 31 of the year of grant, contingent upon the recipient having attended at least 75% of board meetings held during the year; otherwise, vesting was prorated based on attendance.

Our independent directors as of December 31, 2012, Messrs. Botts and Tao, each were granted 4,000 shares described above on March 26, 2012.  The restricted stock granted to Messrs. Botts and Tao vested in full on December 31, 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 26, 2013 for the following:

Each person or entity known to own beneficially more than 5% of the outstanding common stock;
Each director;
Each of the executive officers named in the Summary Compensation table; and,
All current executive officers and directors as a group.

Applicable percentage ownership is based on 7,113,744 shares of common stock outstanding, together with applicable options for each stockholder.  Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares.  Common stock subject to options and warrants currently exercisable, or exercisable within 60 days after March 26, 2013, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person.  The address of each executive officer and director is c/o Remark Media, Inc., Six Concourse Parkway, Suite 1500, Atlanta, Georgia 30328.   For information relating to beneficial owners of greater than 5% of our common stock who are not insiders, we rely upon the reports filed by such persons or entities on Schedule 13G.

Name of Beneficial Owners	Ownership Through Common Shares	Ownership Through Control	Exercisable Warrants or Options	Number of Shares Beneficially Owned	Percentage of Ownership

Discovery Communications, Inc.	788,949	-	-	788,949	11.00%
One Discovery Place
Silver Springs, Maryland 20814

Eastern Advisors Capital Group, Ltd.	576,481	-	-	576,481	8.10%
c/o Caledonian Fund Services (Cayman) Limited
Caledonian House
69 Dr. Roy's Drive
Grand Cayman KY1-1102
Cayman Islands

Capital Research Global Investors	368,638	-	-	368,638	5.20%
333 South Hope Street
Los Angeles, California 90071

Special Situations Technology Fund II, L.P.	588,888	-	147,222	736,110	10.14%
527 Madison Avenue, Suite 2600
New York, New York 10022

Special Situations Private Equity Fund, L.P.	588,888	-	147,222	736,110	10.14%
527 Madison Avenue, Suite 2600
New York, New York 10022

Special Situations Technology Fund II, L.P.	588,888	-	147,222	736,110	10.14%
527 Madison Avenue, Suite 2600
New York, New York 10022

Austin Marxe	588,888	-	147,222	736,110	10.14%
527 Madison Avenue, Suite 2600
New York, New York 10022

David Greenhouse	588,888	-	147,222	736,110	10.14%
527 Madison Avenue, Suite 2600
New York, New York 10022

Digipac, LLC	-	-	1,375,706	1,375,706	16.10%
Mr. Kai-Shing Tao
One Hughes Center Drive, Unit 1601

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percentage of Ownership

Executive Officers and Current Directors:
Theodore P. Botts	22,827	*
Kai-Shing Tao	1,384,615	16.3%
Bradley T. Zimmer	103,112	1.4%
All Executive Officers and Directors as a Group (3 People)	1,510,554	17.7%
*Represents less than 1%

Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2012 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our stockholders	990,968	$39	373,049
Equity compensation plansnot approved by our stockholders	-		-
Total	990,968	$39	373,049

Our equity compensation plan consists of the 2010 Equity Plan and 2006 Equity Incentive Plan, both of which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors is currently composed of two directors, one of whom our Board has determined to be independent on December 31, 2012 within the meaning of the NASDAQ Marketplace Rules.  This independent director is Mr. Botts.  As part of such determination of independence, our Board has affirmatively determined that none of these directors have any relationship with the Company that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

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

On April 2, 2013, the Company entered into a $4.0 million Promissory Note, at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed below, as amended by Amendment Number One to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible, subject to approval by the Company’s stockholders, into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 32% premium to the average of the volume weighted average prices of the Company’s Common Stock for the thirty trading days prior to the entrance into the agreement.  The balance is due April 2015.

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  The balance is due November 2014.

Contribution Agreements

Pursuant to the terms of two contribution agreements, HowStuffWorks contributed content owned by or licensed to HowStuffWorks to us by granting to us a perpetual, fully paid, royalty-free, sub-licensable, exclusive license in certain territories.  The content specifically consists of the right to render Chinese and Portuguese translations of, the right to publish or use any or all actual renderings in the translated languages and all such actual renderings of, such licensed and sublicensed content, including derivative works, solely in digital and/or electronic form.  All sublicensed content is subject to the terms, conditions and restrictions set forth in the applicable third party licenses from which the sublicensed content is sublicensed.  HowStuffWorks is the sole and exclusive owner of the licensed content, the applicable third party licensors are the sole and exclusive owners of the applicable sublicensed content and we are the sole and exclusive owner of the content, subject to HowStuffWorks and its licensors’ rights in the underlying content.

HowStuffWorks also granted to us a limited, perpetual, fully paid, royalty-free, non-sub-licensable, non-transferable, exclusive license in the territories to (i) use the content solely for purposes of translating it into the translation languages, and (ii) use limited excerpts of the licensed content translated into the translation languages in print format with limited distribution to businesses solely for purposes of marketing, business development, financings and other similar legitimate business purposes, provided that any such limited print excerpts are not distributed publicly.

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

Stockholders Agreement

Corporate Governance.   Remark Media and HowStuffWorks have entered into a First Amendment to Amended and Restated Stockholders Agreement.  HowStuffWorks has the right to designate three directors of Remark Media (one of whom shall be an independent director), and HowStuffWorks has the right to designate the chairperson of the Nominating and Governance Committee.  All shares of Remark Media owned by HowStuffWorks in excess of 45% of the outstanding shares of Remark Media as of any applicable record date, if any, shall be voted in exact proportion to the vote of Remark Media stockholders other than HowStuffWorks.  HowStuffWorks will have the right to vote in its discretion its shares up to and including 45% of the outstanding shares as of any applicable record date.  Currently, there are no HowStuffWorks-designated members.

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

The original equity stake represented 20% of the company at the time of purchase.   Subsequent issuances of equity by Sharecare have reduced Remark Media ownership percentage in Sharecare to approximately 10.8% of Sharecare’s common stock at December 31, 2012.

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

Discovery Communications Services Agreement

In April 2010, the Company entered into a services agreement with Discovery Communications, LLC.  Discovery’s subsidiary HowStuffWorks is our largest stockholder.  The parties agreed that our Company would provide consulting services to Discovery as described in a statement of work, and any additional statement of work as may be entered into between the parties, in accordance with the specifications, payment schedule and timetable set forth in each statement of work. The agreement continued for 12 months from the effective date of the agreement or until the expiration of the last statement of work, whichever is longer. The agreement expired on December 31, 2011 and we did not enter into any new agreements with Discovery for 2012.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibits

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remark Media, Inc.

April 30, 2013	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in these capacities.

Name	Title

/s/ Kai-Shing Tao	Chief Executive Officer, Chairman of the Board of Directors (Principal	April 30, 2013
Kai-Shing Tao	Executive Officer, Principal Financial Officer and Principal Accounting
Officer)

/s/ Theodore P. Botts	Member of the Board of Directors (Chairman of the Audit Committee)	April 30, 2013
Theodore P. Botts