Form 10-Q/A
period 2013-05-09
Remark Media, Inc.
filed 2013-05-10
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

(Amendment No. 3)



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

Explanatory Note

The sole purpose of this Amendment No. 3 (this “Amendment”) to Remark Media, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 26, 2012 (the “Form 10-Q”), is to furnish a corrected final redacted Exhibit 10.1 below pursuant to requested changes to such originally filed Form 10-Q from the Securities and Exchange Commission.

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

REMARK MEDIA, INC.

May 9, 2013		By: /s/ Shing Tao
Shing Tao
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Exhibit Number	Description of Exhibit

10.1*	Agreement between Remark Media, Inc. and TheStreet, Inc. dated November 13, 2012 and effective November 15, 2012
31.1

Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended

32.1

Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been granted as to a portion of this exhibit, which portion had been omitted and filed separately with the Securities and Exchange Commission.