Form 10-Q
period 2013-03-31
Remark Media, Inc.
filed 2013-05-15
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-33720

________________________________________

REMARK MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1135689
(State of Incorporation)	(I.R.S. Employer
Identification Number)

Five Concourse Parkway, Suite 2410 Atlanta, Georgia 30328
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

Yes ☐  No ☒

At April 14, 2013, the number of common shares outstanding was 7,132,594.

The total number of pages is 25

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	March 31, 2013	December 31, 2012
Assets

Current assets
Cash and cash equivalents	$1,727,674	$1,355,332
Trade accounts receivable, net	240,244	101,865
Prepaid expenses and other current assets	753,880	503,256
Total current assets	2,721,798	1,960,453

Property and equipment, net	393,287	400,526
Investment in unconsolidated affiliate	229,929	452,636
Licenses to operate in China	100,000	100,000
Intangible assets, net	2,371,662	1,754,108
Goodwill	3,259,802	1,584,976
Other long-term assets	205,876	105,876
Total assets	$9,282,354	$6,358,575

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$387,278	$516,623
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	974,997	459,548
Current portion of capital lease obligations	121,832	117,549
Total current liabilities	1,569,852	1,179,465

Long-term liabilities
Deferred tax liability	25,000	25,000
Other long-term liabilities	279,573	282,791
Capital lease obligations, less current portion	262,208	294,214
Long-term debt with related party	5,300,000	1,800,000
Total liabilities	7,436,633	3,581,470

Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 7,132,594 and 7,113,744 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	7,133	7,114
Additional paid-in-capital	108,633,209	108,507,255
Accumulated other comprehensive income	1,410	5,370
Accumulated deficit	(106,796,031)	(105,742,634)
Total stockholders’ equity	1,845,721	2,777,105
Total liabilities and stockholders’ equity	$9,282,354	$6,358,575

See Notes to Condensed Consolidated Financial Statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ending March 31,
	2013	2012
Operating revenue
Brands	$208,167	$24,111

Operating expenses
Sales and marketing	12,356	23,698
Content, technology and development	83,096	327,224
General and administrative (including stock based compensation expense of $125,973 and $229,183 in 2013 and 2012, respectively)	814,854	1,121,852
Depreciation and amortization expense	84,039	25,467
Total operating expenses	994,345	1,498,241

Operating loss	(786,178)	(1,474,130)

Other income (expense)
Interest expense	(44,355)	(24,684)
Other income (expense)	(157)	3,191
Total other income (expense)	(44,512)	(21,493)

Loss before loss from equity-method investments	(830,690)	(1,495,623)

Change of interest gain of equity-method investment	-	2,192,755
Proportional share in loss of equity-method investment	(222,707)	(918,880)

Loss before income taxes	(1,053,397)	(221,748)

Income tax expense	-	-

Net loss	$(1,053,397)	$(221,748)

Net loss per share
Net loss per share, basic and diluted	$(0.15)	$(0.04)

Basic and diluted weighted average shares outstanding	7,125,215	5,775,289

Comprehensive loss
Net loss	$(1,053,397)	$(221,748)
Cumulative foreign currency translation adjustments	(3,960)	(5,733)

Total comprehensive loss	$(1,057,357)	$(227,481)

See Notes to Condensed Consolidated Financial Statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ending March 31,
	2013	2012

Cash flows from operating activities:
Net cash used in operating activities	$(737,844)	$(943,781)
Cash used in operating activities	(737,844)	(943,781)

Cash flows from investing activities:
Purchases of property, equipment and software	(10,335)	(256,999)
Cash paid for acquisition, net of cash acquired	(2,351,755)	-
Cash used in investing activities	(2,362,090)	(256,999)

Cash flows from financing activities:
Proceeds from issuance of equity securities/debt	3,500,000	4,251,500
Payment of capital leases	(27,723)	-
Stock issuance costs	-	(401,049)
Cash provided by financing activities	3,472,277	3,850,451

Net change in cash and cash equivalents	372,342	2,649,671
Impact of foreign currency translation on cash	-	(7,097)
Cash and cash equivalents at beginning of period	1,355,332	1,531,502
Cash and cash equivalents at end of period	$1,727,674	$4,174,076

	Three Months Ending March 31,
	2013	2012

Supplemental disclosure of cash flow information

Other non-cash financing and investing activities
Stock issuance costs	$-	$133,567

See Notes to Condensed Consolidated Financial Statements

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

1.  DESCRIPTION OF BUSINESS

Mission

Our mission is to provide unique and dynamic digital media experiences across multiple verticals, with a focus on compelling content, trusted brands, and valuable resources for consumers.

Who We Are

Remark Media, Inc.  (“Remark Media” or the “Company”) is a global digital media company incorporated in Delaware and headquartered in Atlanta, with operations in Las Vegas, Miami, Beijing and São Paulo. Remark Media is listed on The NASDAQ Capital Market.

Pop Factory Acquisition

On March 29, 2013, Remark Media acquired Pop Factory, LLC, the owner and operator of Bikini.com, a digital beach lifestyle brand providing websites, branded merchandise, and mobile content, for total cash consideration of $2,351,755, net of cash acquired. In  connection with the purchase, the two founders, who had remained executives of Pop Factory, entered into one year employment agreements with Pop Factory and noncompetition agreements with the Company.

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

Funding and Liquidity Considerations

As of March 31, 2013, the Company’s total cash and cash equivalents balance was approximately $1.7 million.

The Company has incurred net losses and generated negative cash flow from operations in the three months ended March 31, 2013 and in each fiscal year since its inception and has an accumulated deficit of $106.8 million as of March 31, 2013. The Company had minimal revenues in the first quarter of 2013 due to its transition to owning and operating its own digital media properties.  The Company has been focused on building and acquiring wholly-owned digital media properties.

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

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, with net proceeds of  $1.7 million, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Co-Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  The balance is due November 2014.

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

The Company intends to fund its future operations through revenue growth, particularly its personal finance properties.  Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.  The Company has also taken steps to reduce operating costs, primarily payroll through a reduction in headcount, and will continue to evaluate other opportunities to control costs.

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

Based on the Company’s current financial projections, which incorporates the Services Agreement with TheStreet, the new Term Loan Agreements, the acquisition and integration of Pop Factory, and the reduction in expenses, all discussed above, the Company believes it has sufficient existing cash resources to fund operations through December 2013.  However, projecting operating results is inherently uncertain.  Anticipated expenses can exceed those that are projected, and revenue under TheStreet Agreement could be delayed or not meet expectations.  Accordingly, the Company’s cash resources could be fully utilized prior to December 2013.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying interim condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required U.S. GAAP (“GAAP”).   Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2013. You should read the unaudited condensed consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as with Remark Media’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of Remark Media and its subsidiaries (1) HSW Brasil – Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, (4) BoWenWang Technology (Beijing) Limited Liability Company, (5) Banks.com, (6) My Stock Fund, (7) My Dotted Ventures, and (8) Bikini.com.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

Banks.com, MyStockFund and MyDottedVentures are wholly-owned subsidiaries acquired through the Banks.com’s acquisition completed on June 28, 2012. Bikini.com is a wholly-owned subsidiary acquired through the Pop Factory acquisition completed on March 29, 2013.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

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

The Company generally recognizes revenue from its network of digital media businesses, which includes DimeSpring.com, Banks.com, IRS.com, FileLater, MyStockFund, and Bikini.com.  Revenue is recognized as visitors are exposed to or react to advertisements on its websites.  Revenue from advertising is generated in the form of sponsored links and image ads.  This includes both pay-per-performance ads and paid-for-impression advertising.  In the pay-per-performance model, revenue is generally earned based on the number of clicks or other actions taken associated with such ads; in the paid-for-impression model, revenue is derived from the display of ads.

The Company generally recognizes services revenue during the period services related to the design, development, hosting, and related web services are performed.  Revenue is recorded on a gross versus net basis when Remark Media bears the risk of loss related to the services performed, the majority of which relates to services performed by the Company’s resources.  The Company may also recognize content and platform services revenue on certain projects using a percentage of completion method.  Sales are calculated based on the total costs incurred to date divided by total estimated costs at completion times the contract price.

Operating Expenses

In light of the change in RemarkMedia’s business strategy, the Company revised the presentation of operating expenses in its consolidated statements of operations and completed the reclassification of the consolidated statements of operations for the prior year periods presented. Beginning with the second quarter 2012, the Company’s operating expenses reflect sales and marketing; content, technology and development; general and administrative; and depreciation and amortization. Sales and marketing expenses include all selling and marketing expenses such as promotions, public relations and compensation of our sales and marketing departments. Content, technology and development expenses include costs of translating and localizing content and acquiring

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

original content written by third-parties as well as costs associated with the design, development, hosting of websites in addition to user acquisition and user retentions and compensation of our technology, content, product and web design departments which does not qualify to be capitalized. General and administrative expenses include all legal, finance, accounting and administrative expenses such as professional fees and facilities costs. Depreciation and amortization include the depreciation of our acquired fixed assets and amortization of software and definite-lived intangible assets.   All periods presented have been reclassified to conform to the new presentation.  According to the terms of the Service Agreement with TheStreet, the Company is entitled to certain expense reimbursements.  The Company records the expense reimbursement as a reduction in that expense.

Purchase Price Allocations

Occasionally, the Company enters into business combinations.  The purchase price is allocated to the various assets acquired and liabilities assumed based on their estimated fair value.  Fair values of assets acquired and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal of tangible and intangible assets.  Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, equipment, software, and definite- or indefinite-lived intangible assets.

Software Development Costs

The Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.5 million and $0.5 million, at March 31, 2013 and December 31, 2012, respectively and are included in “Property, equipment and software” in the condensed consolidated balance sheet. Internally developed software and website development costs will be amortized utilizing the straight-line method over a period of three years, the expected period of the benefit. There was approximately $67 thousand of amortization recorded for these costs during the first quarter of 2013, and no amortization recorded during the first quarter of 2012.

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

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income.  Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements.  This is required for both annual and interim reporting.  The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively.  Early adoption is permitted.  The Company’s adoption of the standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it was disclosure-only in nature.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

3.  INVESTMENT IN SHARECARE

As of March 31, 2013, Remark Media owns approximately 10.8% of the outstanding common stock of Sharecare. Until November 30, 2012, the Company accounted for its equity interest in Sharecare under the equity method of accounting.  Under this method, the Company recorded its proportionate share of Sharecare’s net income or loss based on Sharecare’s financial results.  As of December 1, 2012, the Company changed to the cost method of accounting due to a lower percentage of ownership, nonparticipation in policy-making processes, and limited existence of technology dependency by Sharecare on the Company.

The following table shows selected unaudited financial data of Sharecare including Remark Media’s proportional share of net loss in Sharecare as reported under the equity method for the three months ended March 31, 2012.  In the first quarter of 2013, the Company recorded a $0.2 million change in its estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012, based on information that was finalized and provided to the Company subsequent to the issuance of its December 31, 2012 financial statements.

	Three Months Ending March 31,
	2013	2012
Revenues	$-	$4,508,683
Gross profit	-	4,108,426
Loss from operations	-	(6,520,495)
Net loss	-	(6,604,942)
Proportional share in loss of equity-method investment	$(222,707)	$(918,880)

4. ACQUISITIONS

On March 29, 2013, Remark Media acquired Pop Factory, LLC, the owner and operator of Bikini.com, a digital beach lifestyle brand providing websites, branded merchandise, and mobile content, for total cash consideration of $2,351,755, net of cash acquired.  In connection with the purchase, the two founders, who had remained executives of Pop Factory, entered into one year employment agreements with Pop Factory and noncompetition agreements with the Company.

The total consideration of the transaction was $2.4 million in cash.  The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to the assets and liabilities based on their estimated fair values on the date of the acquisition.  The aggregate purchase price allocation below is preliminary and subject to change in future periods as the Company has not yet completed its review of the current assets and liabilities.

Tangible assets
Current assets	$-
Fixed assets	5,282
Total tangible assets	5,282

Intangible assets
Domain names	640,000
Other intangible assets	38,715
Goodwill	1,674,826
Total intangible assets	2,353,541

Liabilities assumed	(7,068)

Total consideration	$2,351,755

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

The acquisition transaction costs incurred for the period ended March 31, 2013 totaled $0.1 million and were all expensed under the general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2013.  The Pop Factory’s revenue since the acquisition effective date of March 29, 2013 through the end of first quarter of 2013, were immaterial and not included in the consolidated statements of operations.

The table below reflects a summary of the unaudited pro forma results of operations for the three months ended March 31, 2013 and 2012, as if Remark Media, Banks.com and Pop Factory were combined as of January 1, 2013 and 2012, respectively.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations Results of Operations Three Months Ended March 31,
	2013	2012
Revenues	$244,854	$1,117,100
Operating Loss	(804,393)	(1,459,934)
Net Loss	$(1,070,755)	$(321,552)

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

5. CAPITAL LEASES

On December 7, 2010, Banks.com entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”) consisting of an agreement to assign the domain name, banks.com, to Domain Capital in exchange for $0.6 million in cash and a Lease Agreement to lease back the domain name from Domain Capital for a five year term. Effective June 28, 2012, Banks.com became a wholly-owned subsidiary of Remark Media and according to the Agreement and Plan of Merger, Remark Media assumed all outstanding liabilities on the effective date of close. As of March 31, 2013, total obligations under this agreement were $0.4 million, $0.1 million of which is included under the current portion of capital lease obligations and the remainder is included under capital lease obligations, net of current portion of the Company’s consolidated balance sheets at March 31, 2013. The following table represents the approximate future minimum capital lease payments due under this agreement as of March 31, 2013:

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

Capital Lease Commitments

April through December 2013	$128,466
2014	171,288
2015	171,288
Total commitments	471,041
Interest on capital leases	(87,000)
Present value of minimum capital lease payments	$384,040

6. COMMITMENTS AND CONTINGENCIES

The Company has entered into operating leases for office space.  The lease agreements required security deposits and included allowances, which were used against leasehold improvements. The security deposits and the allowances were recorded as an asset and a liability, respectively in the Company’s consolidated financial statements.  Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $0.07 million for the three months ended March 31, 2013.

The following table represents the approximate future minimum lease payments at March 31, 2013 due under non-cancellable operating lease agreements with terms in excess of a year:

Operating Lease Commitments

April through December 2013	$344,625
2014	528,596
2015	537,282
2016	212,856
Total commitments	$1,623,359

On July 23, 2012, a complaint was filed by FOLIOfn, Inc. (“FOLIOfn”), against the Company’s subsidiary MyStockFund Securities, Inc. (“MyStockFund”), alleging that MyStockFund has infringed six U.S. Patents held by FOLIOfn relating to investment methods. The complaint seeks injunctive relief, damages, pre-judgment interest, and attorneys' fees.  The case was settled between the parties, and on April 23, 2013 the litigation was terminated by the court, resulting in no liability to the Company.

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

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

7.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

 Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended March 31,
	2013	2012

Loss per share:
Net loss	$(1,053,397)	$(221,748)

Weighted average shares outstanding	7,125,215	5,775,289

Net loss per share, basic and diluted	$(0.15)	$(0.04)

Common shares and dilutive securities:
Weighted average shares outstanding	7,125,215	5,775,289

Dilutive securities	-	-

Total common shares and dilutive securities	7,125,215	5,775,289

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.  The number of anti-dilutive shares outstanding excluded from the calculation above was 638,569 and 1,489,003 for the three months ended March 31, 2013 and 2012, respectively.

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

During the quarter ended March 31, 2013, the Company reached an agreement with certain option holders to replace 442,000 out-of-the-money options with 64,601 options with an exercise price equal to the stock price on the date of the exchange.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award, and recognizes it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was approximately $0.13 million and $0.23 million, respectively.  As of March 31, 2013, unrecognized compensation expense relating to non-vested stock options approximated $0.4 million, and is expected to be recognized through 2013.  During the three months ended March 31, 2013, Remark Media granted 25,000 options at a per share exercise price of $5.00.  The grant date fair value of grant options vesting during the three months ended March 31, 2013 and 2012 was approximately $0.18 million and $0.14 million, respectively.  Additionally, the Company granted 100,398 shares of restricted stock that vest throughout 2013.  Through March 31, 2013, no options have been exercised under the 2006 Plan or the 2010 Plan.

At March 31, 2013, the Company had additional outstanding warrants to acquire 30,000 shares of common stock which had exercise prices ranging from $35.00 to $98.90 and which will expire through 2017.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

8.  RELATED PARTY TRANSACTIONS

As discussed in Note 1, the Company entered into promissory notes totaling $5.8 million with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.

The future maturity schedule of the long-term debt with related party was as follows as of March 31, 2013:

Year ending December 31,
2013	$-
2014	1,800,000
2015	3,500,000

Proceeds of $3.5 million of the $4.0 million loan were received prior to March 31, 2013, and all amounts mature by April 2, 2015.

As of March 31, 2013, Remark Media owned approximately 10.8% of the outstanding common stock of Sharecare.  Jeff Arnold, a former member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., formerly the Company’s largest stockholder, is a significant stockholder of Sharecare.

9. SUBSEQUENT EVENTS

On April 2, 2013, the Company entered into a $4.0 million Senior Secured Convertible Promissory Note (“Promissory Note”), at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed above, as amended by Amendment Number One (“Amendment”) to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 32% premium to the average of the volume weighted average prices of the Company’s common stock for the thirty trading days prior to the entrance into the agreement.  $3.5 million of the proceeds were received prior to March 31, 2013, and the remaining $0.5 million was received April 3, 2013.  The balance is due April 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q.  Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business, the likelihood of our success in closing upon and achieving the desired benefits from the Banks.com Merger and our assumptions regarding the regulatory environment and international markets, include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may” and similar expressions are forward-looking statements.  Although these statements are based upon reasonable assumptions, they are subject to risks and uncertainties that are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2012. These forward-looking statements represent our estimates and assumptions only as of the date of this filing and are not intended to give any assurance as to future results.  As a result, undue reliance should not be placed on any forward-looking statements.  We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws.

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

The Company was incorporated in Delaware in March 2006 and is headquartered in Atlanta with additional operations in Las Vegas, Miami, Beijing and São Paulo.

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

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  Mr. Tao has

been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare.  The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  This Term Loan Agreement was approved by the Audit Committee of the Board, which believes the related party transaction was negotiated as an arms-length transaction.  The balance is due November 2014.

On March 29, 2013, Remark Media acquired Pop Factory, LLC, the owner and operator of Bikini.com, a digital beach lifestyle brand providing websites, branded merchandise, and mobile content, for total cash consideration of $2,351,755, net of cash acquired.  In connection with the purchase, the two founders, who had remained executives of Pop Factory, entered into one year employment agreements with Pop Factory and noncompetition agreements with the Company.

On April 2, 2013, the Company entered into a $4.0 million Senior Secured Convertible Promissory Note (“Promissory Note”), at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed above, as amended by Amendment Number One (“Amendment”) to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 32% premium to the average of the volume weighted average prices of the Company’s common stock for the thirty trading days prior to the entrance into the agreement.  $3.5 million of the proceeds were received prior to March 31, 2013, and the remaining $0.5 million was received April 3, 2013.  The balance is due April 2015.

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

We do not intend to expand our services business, while we continue to focus on developing the personal finance and 18-to-34 year old lifestyle verticals.

Although Remark Media is no longer providing services for Sharecare, the Company maintains equity ownership in the venture.  As of March 31, 2013, we own approximately 10.8% of Sharecare’s common stock and had representation on Sharecare’s board of directors.  Through November 30, 2012, the Company accounted for its equity interest in Sharecare under the equity method of accounting.  Under this method, the Company recorded its proportionate share of Sharecare’s net income or loss based on Sharecare’s financial results.  As of December 1, 2012, the Company changed to the cost method of accounting due to a lower percentage of ownership, nonparticipation in policy-making processes, and limited existence of technology dependency.

International

We have implemented certain cost-savings measures in our Brazil and China operations in connection with a strategic shift towards operations in the United States. We believe that the value of our international assets will be recognized over a longer-term horizon, as online advertising markets develop for Brazil and China and the websites’ traffic fundamentals improve. In the near term, we believe our resources can be better applied to developing and establishing new brands and expanding our services business in the United States; and as a result, are managing our costs in Brazil and China while evaluating our opportunities.

ComoTudoFunciona  (http://hsw.com.br) is Brazil’s online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from Remark Media’s São Paulo operations.  We recognized approximately $6 thousand and $20 thousand of revenue from Brazil during the three months ended March 31, 2013 and 2012, respectively. We do not expect to see major growth in our Brazil operations in the near term unless we increase investment in the brand.

BoWenWang  (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc.  Revenue generated from the operations based in China was minimal during the three months ended March 31, 2013 and 2012.  We do not expect to see major growth in our China operations in the near term unless we increase investment in the brand.

Results of Operations

The following table sets forth our operations for the three months ended March 31, 2013 and 2012:

	Three Months Ending March 31,
	2013	2012
Operating revenue
Brands	$208,167	$24,111
Total revenue	208,167	24,111

Operating expenses
Sales and marketing	12,356	23,698
Content, technology and development	83,096	327,224
General and administrative (including stock-based compensation expense of $125,973 and $229,183 in 2013 and 2012, respectively)	814,854	1,121,852
Depreciation and amortization expense	84,039	25,467
Total operating expenses	994,345	1,498,241

Operating loss	(786,178)	(1,474,130)

Other income (expense)
Interest expense	(44,355)	(24,684)
Other income (expense)	(157)	3,191
Total other income (expense)	(44,512)	(21,493)

Loss before loss from equity-method investments	(830,690)	(1,495,623)

Change of interest gain of equity-method investment	-	2,192,755
Proportional share in loss of equity-method investment	(222,707)	(918,880)

Loss before income taxes	(1,053,397)	(221,748)

Income tax expense	-	-

Net loss	$(1,053,397)	$(221,748)

Net loss per share
Net loss per share, basic and diluted	$(0.15)	$(0.04)

Basic and diluted weighted average shares outstanding	7,125,215	5,775,289

Comprehensive loss
Net loss	$(1,053,397)	$(221,748)
Cumulative transation adjustments	(3,960)	(5,733)

Total comprehensive loss	$(1,057,357)	$(227,481)

Revenue

Total revenue for the three months ended March 31, 2013 was approximately $208 thousand, an increase of approximately $184 thousand from the same period in 2012, primarily due to revenues from Banks.com.

Sales and Marketing

Sales and marketing expenses were $12 thousand and $24 thousand in the three months ended March 31, 2013 and 2012, respectively.

Content, technology and development

Content, technology and development expenses include the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs of designing and developing our products, including labor, content and third party platform support services. For the three months ended March 31, 2013, the expense was $0.1 million, and $0.3 million for the three months ended March 31, 2012, primarily due to a reduction in expense realized from reimbursements from the Company’s agreement with TheStreet.

General and Administrative Expenses

Our total general and administrative expenses were approximately $0.8 million and $1.1 million in the three months ended March 31, 2013 and 2012, respectively.  The decrease is primarily due to the our focus to reduce costs, including personnel costs.

Depreciation and Amortization

Depreciation and amortization expense was $84 thousand and $25 thousand for the three months ended March 31, 2013 and 2012, respectively.  The increase is primarily due to amortization of the software capitalized in 2012 and amortization of intangible assets from the Banks.com acquisition.

Interest Expense

Interest expense for the three months ended March 31, 2013 and 2012 was $45 thousand and $21 thousand, respectively.  The increase in interest expense is due to the additional debt funding on November 23, 2012.

Loss from Equity-Method Investments and Change of Interest Gain

We accounted for our investment in Sharecare under the equity method of accounting through November 2012.  In December 2012, the Company changed to the cost method of accounting.  Under the equity method, for the three months ended March 31, 2012, we recorded a gain of $2.2 million as a result of the change in interest ownership in Sharecare.  Additionally, we recorded a loss of $0.9 million which represented the Company’s share in Sharecare’s loss in the first quarter of 2012.  In the first quarter of 2013, the Company recorded a $0.2 million change in the estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in Note 2 to the accompanying notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

Our cash balance was approximately $1.7 million as of March 31 2013 compared to $1.4 million at December 31, 2012.  The increase in cash is primarily due to the proceeds provided through the funding completed in November 2012 offset by use of cash to fund our operating activities.

On April 2, 2013, the Company entered into a $4.0 million Senior Secured Convertible Promissory Note (“Promissory Note”), at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed above, as amended by Amendment Number One (“Amendment”) to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of

$2.00 per share, which represents an approximately 32% premium to the average of the volume weighted average prices of the Company’s common stock for the thirty trading days prior to the entrance into the agreement.  $3.5 million of the proceeds were received prior to March 31, 2013, and the remaining $0.5 million was received April 3, 2013.  The balance is due April 2015.

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

The Company intends to fund its future operations through revenue growth, particularly its personal finance properties.  Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.  The Company has also taken steps to reduce operating costs, primarily payroll through a reduction in headcount, and will continue to evaluate other opportunities to control costs.

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

Based on the Company’s current financial projections, which incorporates the Services Agreement with TheStreet, the new Term Loan Agreements, the acquisition and integration of Pop Factory, and the reduction in expenses, all discussed above, the Company believes it has sufficient existing cash resources to fund operations through December 2013.  However, projecting operating results is inherently uncertain.  Anticipated expenses can exceed those that are projected, and revenue under TheStreet Agreement could be delayed or not meet expectations.  Accordingly, the Company’s cash resources could be fully utilized prior to December 2013.

The table below summarizes the change in our statement of cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Cash flows
Used in operating activities	$(737,844)	$(943,781)
Used in investing activities	(2,362,090)	(256,999)
Provided by financing activities	3,472,277	3,850,451
Net change in cash and cash equivalents	372,342	2,649,671
Impact of currency translation on cash	-	(7,097)
Cash and cash equivalents at beginning of year	1,355,332	1,531,502
Cash and cash equivalents at end of period	$1,727,674	$4,174,076

Noncash financing and investing activities		133,567

Cash flows from operations

Our net cash used in operating activities during the three months ended March 31, 2013 was $0.7 million,  a decrease of  $0.2 million compared to the same period in the prior year due to a major decrease in revenues and operating income partially offset by a decrease in expenses as a result of our continued cost monitoring measures.

Cash flows from investing activities

During the three months ended March 31, 2013, our net cash used in investing activities was approximately $2.4 million compared to $0.3 million for the same period in 2012.  The cash used in the three months ended March 31, 2013 consisted primarily of the acquisition of Pop Factory.

Cash flows from financing activities

For the three months ended March 31, 2013, the net cash provided by financing activities consists of the cash proceeds of $3.5 million provided by the Senior Secured Convertible Promissory Note.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables.  At March 31, 2013, less than 1% of our cash was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars, with nearly 100% of our cash denominated in US Dollars.   The majority of our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (“PEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2013. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s PEOs, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our PEO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 23, 2012, a complaint was filed by FOLIOfn, Inc. (“FOLIOfn”), against the Company’s subsidiary MyStockFund Securities, Inc. (“MyStockFund”), alleging that MyStockFund has infringed six U.S. Patents held by FOLIOfn relating to investment methods. The complaint seeks injunctive relief, damages, pre-judgment interest, and attorneys' fees. The case was settled between the parties, and on April 23, 2013, the litigation was terminated by the court.

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

Item 1A.  Risk Factors.

For a discussion of risk factors regarding our company, see “Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 except for the risk factor noted below related to our liquidity.

We may not have sufficient liquidity to support our operations.

As of March 31, 2013, the Company’s total cash and cash equivalents balance was approximately $1.7 million.   The Company has incurred net losses and generated substantial negative cash flow from operations in the three months ended March 31, 2013 and in each fiscal year since its inception and has an accumulated deficit of $106.8 million as of March 31, 2013.  The Company had minimal revenues in 2012 and for the three months ended March 31, 2013, due to the termination of certain agreements at the end of 2011 and its transition to owning and operating its own digital media properties. Since that time, the Company has been focused on building and acquiring wholly owned digital media properties.

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

Finally the Company has taken steps to reduce operating costs, primarily payroll through a reduction in personnel, which will result in a decline in annual salary expense of approximately $1.2 million. The Company will continue to evaluate other opportunities to control costs.

The Company intends to fund its future operations through revenue growth, particularly its personal finance and 18-to-34 year old lifestyle properties.  Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.

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

REMARK MEDIA, INC.

Date: May 15, 2013	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)