Form 10-Q
period 2013-06-30
Remark Media, Inc.
filed 2013-08-19
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-33720

________________________________________

REMARK MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1135689
(State of Incorporation)	(I.R.S. Employer
Identification Number)

Five Concourse Parkway, Suite 2400 Atlanta, Georgia 30328
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

Yes ☐  No ☒

At August 19, 2013, the number of common shares outstanding was 7,193,632.

The total number of pages is 29

REMARK MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
Assets		(Restated)

Current assets
Cash and cash equivalents	$1,576,381	$1,355,332
Trade accounts receivable, net	122,962	101,865
Prepaid expenses and other current assets	1,076,300	503,256
Total current assets	2,775,643	1,960,453

Property and equipment, net	449,846	400,526
Investment in unconsolidated affiliate	229,929	452,636
Licenses to operate in China	100,000	100,000
Intangible assets, net	3,721,912	1,754,108
Goodwill	1,799,802	1,584,976
Other long-term assets	173,604	106,476
Total assets	$9,250,736	$6,359,175

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$534,425	$516,623
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	2,226,958	459,548
Derivative liability	478,765	277,646
Current portion of capital lease obligations	126,458	117,549
Total current liabilities	3,452,351	1,457,111

Long-term liabilities
Deferred tax liability	25,000	25,000
Other long-term liabilities	-	282,791
Capital lease obligations, less current portion	228,805	294,214
Long-term debt with related party	5,800,000	1,800,000
Total liabilities	9,506,156	3,859,116

Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 7,193,632 and 7,113,744 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	7,194	7,114
Additional paid-in capital	108,685,526	107,300,077
Accumulated other comprehensive income (loss)	(1,024)	5,370
Accumulated deficit	(108,947,116)	(104,812,502)
Total stockholders’ equity	(255,420)	2,500,059
Total liabilities and stockholders’ equity	$9,250,736	$6,359,175

See notes to condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Operating revenue
Brands	$663,163	$33,003	$871,328	$57,114

Operating expenses
Sales and marketing	186,727	83,462	187,420	107,160
Content, technology and development	208,439	371,791	337,911	699,015
General and administrative	1,981,754	1,132,322	2,762,114	2,254,176
Depreciation and amortization expense	122,952	27,056	206,989	52,524
Total operating expenses	2,499,872	1,614,631	3,494,434	3,112,875

Operating loss	(1,836,709)	(1,581,628)	(2,623,106)	(3,055,761)

Other income (expense)
Gain (loss) on change in fair value of derivative liability	(218,361)	578,793	(201,119)	694,528
Interest expense	(113,191)	(2,441)	(157,545)	(27,125)
Other income (expense)	152	3,915	(5)	7,107
Total other income (expense)	(331,400)	580,267	(358,669)	674,510

Loss before gain (loss) from equity-method investments	(2,168,109)	(1,001,361)	(2,981,775)	(2,381,251)

Change of interest gain of equity-method investment	-	(894,502)	-	(1,813,382)
Proportional share in loss of equity-method investment	-	302,235	(222,707)	2,494,990

Net gain (loss) from equity-method investment	-	(592,267)	(222,707)	681,608

Loss before benefit from income taxes	(2,168,109)	(1,593,628)	(3,204,482)	(1,699,643)

Income tax (benefit) expense	-	-	-	-

Net loss	$(2,168,109)	$(1,593,628)	$(3,204,482)	$(1,699,643)

Net loss per share
Net loss per share, basic and diluted	$(0.30)	$(0.25)	$(0.45)	$(0.28)

Basic and diluted weighted average shares outstanding	7,193,632	6,414,200	7,193,632	6,089,553

Comprehensive loss
Net loss	$(2,168,109)	$(1,593,628)	$(3,204,482)	$(1,699,643)
Cumulative translation adjustments	(2,434)	1,179	(6,394)	(4,554)

Total comprehensive loss	$(2,170,543)	$(1,592,449)	$(3,210,876)	$(1,704,197)

See notes to condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net cash used in operating activities	$(1,054,324)	$(2,230,677)
Cash used in operating activities	(1,054,324)	(2,230,677)

Cash flows from investing activities:
Purchases of property, equipment and software	(10,335)	(451,834)
Cash paid for acquisition	(2,375,000)	(371,189)
Other long-term, net	(282,791)	-
Cash used in investing activities	(2,668,126)	(823,023)

Cash flows from financing activities:
Proceeds from issuance of equity securities/debt	4,000,000	4,251,500
Payment of capital leases	(56,500)	-
Stock issuance costs	-	(401,049)
Cash flows from financing activities	3,943,500	3,850,451

Net change in cash and cash equivalents	221,049	796,751
Impact of foreign currency translation on cash	-	(788)
Cash and cash equivalents at beginning of period	1,355,332	1,531,502
Cash and cash equivalents at end of period	$1,576,381	$2,327,465

	Six Months Ended June 30,
	2013	2012

Supplemental disclosure of cash flow information

Other non-cash financing and investing activities
Debt issuance costs	$-	$133,567

See notes to condensed consolidated financial statements

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

1.  DESCRIPTION OF BUSINESS

Principal Operations

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

Funding and Liquidity Considerations

As of June 30, 2013, the Company’s total cash and cash equivalents balance was approximately $1.6 million.

The Company has incurred net losses and generated negative cash flow from operations in the six months ended June 30, 2013 and in each fiscal year since its inception and has an accumulated deficit of $108.6 million as of June 30, 2013. The Company had minimal revenues in the first two quarters of 2013 due to its transition to owning and operating its own digital media properties.  The Company has been focused on building and acquiring wholly-owned digital media properties.

On April 2, 2013, the Company entered into a $4.0 million Promissory Note, at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed below, as amended by Amendment Number One to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 11% premium to the average of the volume weighted average prices of the Company’s common stock for the ten trading days prior to the entrance into the agreement and an approximately 16% premium to the closing price of the Company's common stock on the day of entrance into the agreement.  The balance is due April 2015.

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

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

The Company intends to fund its future operations through revenue growth, particularly its youth adult lifestyle and personal finance properties.  Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.  The Company has taken steps to reduce operating costs and will continue to evaluate other opportunities to control costs.

Absent any acquisitions of new businesses or the material increase in revenues from its existing customers, current revenue growth may not be sufficient to sustain the Company’s operations in the long term. As such, the Company will, in all likelihood, need to obtain additional equity or debt financing and/or divest of certain assets or businesses, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that might be obtained would substantially dilute existing stockholders.  There is no certainty that the Company will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of the Company will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. There can be no assurance that the Company will be successful at generating more revenues or selling any of its assets. Any failure by the Company to successfully implement these plans would have a material adverse effect on the Company’s business, including the possible inability to continue operations.

If the November 2012 $1.8 million and the April 2013 $4 million convertible note financings are not converted into common stock of the Company, or if the Company’s shareholders do not approve the ability of the April 2013 $4 million convertible note to convert into common stock of the Company, the Company may be unable to repay such notes when either they or their interest payments become due in November 2014 and April 2015, respectively.

Based on the Company’s current financial projections, the Company believes it has sufficient existing cash resources to fund operations through December 2013.  However, projecting operating results is inherently uncertain.  Anticipated expenses can exceed those that are projected.  Accordingly, the Company’s cash resources could be fully utilized prior to December 2013.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.   Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2013. You should read the unaudited condensed consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as with Remark Media’s condensed consolidated financial statements and accompanying notes included in the Company’s Form 10-Q for the quarter ended March 31, 2013 and the Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Remark Media and its subsidiaries (1) HSW Brasil – Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, (4) BoWenWang Technology (Beijing) Limited Liability Company, (5) Banks.com, Inc., (6) My Stock Fund Securities, Inc., (7) Dotted Ventures, and (8) Pop Factory, LLC ("Pop Factory").   Banks.com, MyStockFund and DottedVentures are wholly-owned subsidiaries acquired through the Banks.com’s acquisition completed on June 28, 2012. Pop Factory is a wholly-owned subsidiary acquired through the Pop Factory acquisition completed on March 29, 2013.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method.  In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings.  Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.  Controlling interest is determined by majority ownership interest and the ability to unilaterally

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.  All inter-company accounts and transactions between condensed consolidated companies are eliminated in consolidation.

The Company uses qualitative analysis to determine whether or not it is the primary beneficiary of a variable interest entity ("VIE") in accordance with FASB ASC 810-10, "Consolidation Accounting for a Variable Interest Entity" ("FASB ASC 810"). The Company considers the rights and obligations conveyed by its implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether the variable interests will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both.  If the Company determines that its variable interests will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, it consolidates the VIE as the primary beneficiary, and if not, the Company does not consolidate.

The Company has determined that Bonet (Beijing) Technology Limited Liability Company is a variable interest entity as defined in FASB ASC 810. Remark Media is the primary beneficiary of this entity and accordingly, the results of this entity have been consolidated along with other subsidiaries.

Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.  On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, intangible assets, useful lives of property and equipment, stock-based compensation, equity-method investments, and income taxes, among other things.

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

Operating Expenses

In light of the change in RemarkMedia’s business strategy, the Company revised the presentation of operating expenses in its condensed consolidated statements of operations and completed the reclassification of the condensed consolidated statements of operations for the prior year periods presented. Beginning with the second quarter 2012, the Company’s operating expenses reflect sales and marketing; content, technology and development; general and administrative; and depreciation and amortization. Sales and marketing expenses include all selling and marketing expenses such as promotions, public relations and compensation of our sales and marketing departments. Content, technology and development expenses include costs of translating and localizing content and acquiring original content written by third-parties as well as costs associated with the design, development, hosting of websites in addition to user acquisition and user retentions and compensation of our technology, content, product and web design departments which does not qualify to be capitalized. General and administrative expenses include all legal, finance, accounting and administrative expenses such as professional fees and facilities costs. Depreciation and amortization include the depreciation of our acquired fixed assets and amortization of software and definite-lived intangible assets.   All periods presented have been reclassified to conform to the new presentation.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

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

Software Development Costs

The Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.5 million and $0.5 million, at June 30, 2013 and December 31, 2012, respectively and are included in “Property, equipment and software” in the condensed consolidated balance sheet. Internally developed software and website development costs are being amortized utilizing the straight-line method over a period of three years, the expected period of the benefit. For the three and six months ended June 30, 2013, there was approximately  $0.1 million and $0.2 million of amortization recorded for these costs, respectively. For the three and six months ended June 30, 2012, there was no amortization recorded.

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

Derivative Liability for Warrants to Purchase Common Stock

The Company's derivative liability for warrants represents the fair value of warrants issued in connection with an equity financing  related to the Banks.com acquisition consummated on February 26, 2012 ("Equity Financing").These warrants are presented as liabilities based on certain exercise price reductions provisions. The liability, which is recorded at the fair value on the balance sheet, is calculated using the Monte Carlo simulation valuation method. The change in the fair value of these warrants is recognized as other income or expense in the condensed consolidated statement of operations.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income.  Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements.  This is required for both annual and interim reporting.  The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively.  Early adoption is permitted.  The Company’s adoption of the standard did not have an impact on the Company’s condensed consolidated balance sheet, statement of operations or cash flows as it was disclosure-only in nature.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

3.  INVESTMENT IN SHARECARE

As of June 30, 2013, Remark Media owns approximately 9.4% of the outstanding common stock of Sharecare, Inc. ("Sharecare"). Until November 30, 2012, the Company accounted for its equity interest in Sharecare under the equity method of accounting. Under this method, the Company recorded its proportionate share of Sharecare’s net income or loss based on Sharecare’s financial results.  As of December 1, 2012, the Company changed to the cost method of accounting due to a lower percentage of ownership, nonparticipation in policy-making processes, and limited existence of technology dependency by Sharecare on the Company.

The following table shows selected unaudited financial data of Sharecare including Remark Media’s proportional share of net loss in Sharecare as reported under the equity method for the three and six months ended June 30, 2013 and 2012.   During the first quarter of 2013, the Company recorded a $0.2 million change in its estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012, based on information that was finalized and provided to the Company subsequent to the issuance of its December 31, 2012 financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$-	$8,203,771	$-	$12,712,454
Gross profit	-	7,474,905	-	11,583,331
Loss from operations	-	(7,514,540)	-	(14,035,035)
Net loss	-	(7,565,642)	-	(14,170,584)
Proportionate share in loss of equity-method investment, including change in interest gain	$-	$(592,267)	$(222,707)	$681,608

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The common stock warrants which are classified as liabilities are recorded at their fair market value as of each reporting period.

The measurement of fair market value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair market value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets.
•

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•	Level 3 - Instruments where significant value drivers are unobservable to third parties.

The Company uses model-derived valuations where inputs are both observable and unobservable in active markets to determine the fair value of certain common stock warrants on a recurring basis. The lowest level of significant inputs are classified as Level 3; thus, the common stock warrants are classified as Level 3. The Company utilized a Monte Carlo simulation valuation model to fair value the warrants.  The assumptions used in the model consist of the following variables: (i) the closing price of Remark's common stock; (ii) the expected remaining life of the warrant; (iii) the historical stock-price trends; (iv) the risk-free interest rate; and (v) probability of Company issuing future equity and debt instruments to satisfy financing needs. At June 30, 2013 and December 31, 2012, the fair value of liability classified warrants were as follows:

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

	June 30, 2013	December 31, 2012

		(Restated)
Derivative liabilities	$478,765	$277,646

Balance at January 1, 2012	$-
Fair value of warrants issued in February 2012 (revised)	1,207,778
Increase (Decrease) in fair value resulting in gain (loss)	(930,132)
Fair value at December 31, 2012 (revised)	$277,646

Balance at January 1, 2013 (revised)	$277,646
Increase (Decrease) in fair value resulting in gain (loss) (revised)	201,119
Fair value at June 30, 2013 (revised)	$478,765

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants.

5. ACQUISITIONS

On March 29, 2013, Remark Media acquired Pop Factory, LLC ("Pop Factory"), the owner and operator of Bikini.com, a digital beach lifestyle brand providing websites, branded merchandise, and mobile content, for total cash consideration of $2,375,000.  In connection with the purchase, the two founders, who had remained executives of Pop Factory, entered into one year employment agreements with Pop Factory and noncompetition agreements with the Company. The Company further agreed to use the acquisition date cash to repay the outstanding liabilities of Pop Factory and remit the remaining cash balance forty five days subsequent to closing date. As of June 30, 2013, the Company recorded $23 thousand of accrued  expenses relating to this clawback provision in the Purchase Agreement.

The total consideration of the transaction was $2.4 million in cash.  The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to the assets and liabilities based on their estimated fair values on the date of the acquisition.

During the three months ended June 30, 2013, the Company finalized the valuation of intangible assets related to this acquisition. Based on the valuation of the Pop Factory acquisition, the intangible assets on the acquisition date were $2.1 million. The condensed consolidated balance sheet for the quarter ended March 31, 2013, was retrospectively adjusted to increase the carrying amount of intangible assets by $1.5 million and decrease the carrying amount of goodwill by $1.5 million. Of the total intangibles acquired, $2.1 million related to domain names and has an amortization period of 12 years.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

The table below illustrates the allocation of the purchase price over the identifiable assets and assumed liabilities on March 29, 2013.

Tangible assets
Current assets	$23,245
Fixed assets	5,282
Total tangible assets	28,527

Intangible assets
Customer contracts	33,000
Domain names	2,100,000
Other intangible assets	5,715
Total intangible assets	2,138,715

Accounts payable	(7,068)
Total identifiable net assets	2,160,174

Goodwill	214,826

Total purchase price	$2,375,000

The acquisition transaction costs incurred for the period ended June 30, 2013 totaled $0.1 million and were all expensed under the general and administrative expenses in the condensed consolidated statement of operations for the six and three months ended June 30, 2013. Pop Factory's revenue during the three months ended June 30, 2013 have been included in the condensed consolidated statement of operations.

On August 2, 2012, Remark Media sold Intersearch Corporate Services, Inc. a subsidiary of Banks.com for minimal consideration.

On June 28, 2012, Remark Media completed the merger (the “Merger”) contemplated by the Agreement and Plan of Merger dated as of February 26, 2012, among the Company, Banks.com and Remark Florida, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger submerged with and into Banks.com and Banks.com survived the Merger as a wholly-owned subsidiary of Remark Media.  At the effective time of the Merger, each share of the outstanding common stock of Banks.com was converted into the right to receive 0.0258 shares of Remark Media common stock, for an aggregate of 670,815 shares of Remark Media common stock.  The outstanding shares of Banks.com preferred stock, including all accrued and unpaid dividends as of the date of closing of the Merger on such preferred stock, a Note and a Warrant, all of which are held by Daniel M. O’Donnell, President and Chief Executive Officer of Banks.com, and his affiliates, were converted into cash in the aggregate amount of $300,000 and the right to receive 31,452 shares of Remark Media common stock.  In connection with the Merger, Banks.com issued an Amended and Restated Promissory Note in the principal amount of $125,000 to Mr. O’Donnell and his wife, which matured on June 28, 2012.  The Company settled the cash consideration of $300,000 on the date of closing and $131,250 in settlement of the promissory note in the principal amount of $125,000 and related interest.

The table below reflects a summary of the unaudited pro forma results of operations for the three and six months ended June 30, 2013 and 2012, as if Remark Media, Banks.com and Pop Factory were combined as of January 1,  2012.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Unaudited Pro Forma Results of Operations Results of Operations Three Months Ended June 30,		Unaudited Pro Forma Results of Operations Results of Operations Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$663,163	$87,122	$908,017	$1,204,222
Operating Loss	(1,836,709)	(1,001,361)	(2,641,102)	(2,461,295)
Net Loss	$(1,949,748)	$(1,593,628)	$(3,003,261)	$(1,799,445)

6. CAPITAL LEASES

On December 7, 2010, Banks.com entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”) consisting of an agreement to assign the domain name, banks.com, to Domain Capital in exchange for $0.6 million in cash and a Lease Agreement to lease back the domain name from Domain Capital for a five year term. Effective June 28, 2012, Banks.com became a wholly-owned subsidiary of Remark Media and according to the Agreement and Plan of Merger, Remark Media assumed all outstanding liabilities on the effective date of close. As of June 30, 2013, total obligations under this agreement were $0.4 million, $0.1 million of which is included under the current portion of capital lease obligations and the remainder is included under capital lease obligations, net of current portion of the Company’s condensed consolidated balance sheet at June 30, 2013. The following table represents the approximate future minimum capital lease payments due under this agreement as of June 30, 2013:

Capital Lease Commitments

July through December 2013	$99,688
2014	171,288
2015	171,288
Total commitments	442,264
Interest on capital leases	(87,000)
Present value of minimum capital lease payments	$355,264

7. COMMITMENTS AND CONTINGENCIES

The Company has entered into operating leases for office space.  The lease agreements required security deposits and included allowances, which were used against leasehold improvements. The security deposits and the allowances were recorded as an asset and a liability, respectively in the Company’s condensed consolidated financial statements.  Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $0.2 million and $0.3 million for the three and six months ended June 30, 2013.

The following table represents the approximate future minimum lease payments at June 30, 2013 due under non-cancellable operating lease agreements with terms in excess of a year:

Operating Lease Commitments

July through December 2013	$176,000
2014	412,373
2015	297,282
2016	177,684
Total commitments	$1,063,338

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

On May 1, 2013, Remark Media abandoned the lease for one of its office spaces. Following the exit of the lease, Remark Media recognized an early termination liability of $300 thousand adjusted for sublease rental income, leasehold allowances, and the use of security deposits. The early termination liability principally represents the escalating lease payments inherent in the deferred rent as of the cease use date, net of the sub-lease income. The estimated fair value of the costs was based on the terms of the lease agreement and sub-lease agreement and, as such, represents the lease commitment over the next three years. The Company elected not to present value that obligation because the difference between the gross and discounted future cash flow settlements was immaterial to the financial statements. Changes in the liability subsequent to June 30, 2013 will be captured in the early termination costs.

The early termination cost as of June 30, 2013 was $16 thousand adjusted for the remaining deferred rent, use of security deposits, and future sublease income. These fees were included in the general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

On July 23, 2012, a complaint was filed by FOLIOfn, Inc. (“FOLIOfn”), against the Company’s subsidiary MyStockFund Securities, Inc. (“MyStockFund”), alleging that MyStockFund has infringed six U.S. Patents held by FOLIOfn relating to investment methods. The complaint sought injunctive relief, damages, pre-judgment interest, and attorneys' fees.  The case was settled between the parties, and on April 23, 2013 the litigation was terminated by the court, resulting in no liability to the Company.

The Company believes that there are no disputes, litigation or other legal proceedings asserted or pending against it that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believe that adequate provision for any probable and estimable losses has been made in the condensed consolidated financial statements. However, the ultimate result of any current or future litigation or other legal proceedings, audits or disputes is inherently unpredictable and could result in liabilities higher than currently predicted.

8.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

 Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Loss per share:
Net loss	$(2,168,109)	$(1,593,628)	$(3,204,482)	$(1,699,643)

Weighted average shares outstanding	7,193,632	6,414,200	7,193,632	6,089,553

Net loss per share, basic and diluted	$(0.30)	$(0.25)	$(0.45)	$(0.28)

Common shares and dilutive securities:
Weighted average shares outstanding	7,193,632	6,414,200	7,193,632	6,089,553
Dilutive securities	-	-	-	-

Total common shares and dilutive securities	7,193,632	6,414,200	7,193,632	6,089,553

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.  The number of anti-dilutive shares outstanding excluded from the calculation above was 2,801,919 and 1,435,349 for the three and six months ended June 30, 2013 and 2012, respectively.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

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

During the first two quarters ended June 30, 2013, the Company reached an agreement with certain option holders to replace 442,000 out-of-the-money options with 64,601 options with an exercise price equal to the stock price on the date of the exchange.

On May 20, 2013, the Company agreed to exchange 20,000 vested options with 20,000 restricted shares issued at the price equal to the market value.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award, and recognizes it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended June 30, 2013 and 2012 was approximately $0.24 million and $0.22 million, respectively.  For the six months ended June 30, 2013 and 2012, stock-based compensation was $0.37 million and $0.45 million, respectively. An expense of $18 thousand was included in the stock compensation expense for the six months ended June 30, 2013 related to the price modification in the terms of the exercise price of 62,242 shares of stock option grants in the second quarter of 2013. As of June 30, 2013, unrecognized compensation expense relating to non-vested stock options approximated $1.0 million, and is expected to be recognized through 2017.  During the six months ended June 30, 2013, Remark Media granted 175,000 options at a per share exercise price of $5.00.  The grant date fair value of grant options vesting during the six months ended June 30, 2013 and 2012 was approximately $0.48 million and $0.18 million, respectively.  Additionally, the Company granted 203,398 shares of restricted stock related to consulting agreements and employee compensation plans for 2013. The shares of restricted stock vest according to varying terms, ranging from immediate to vesting through 2018.  Through June 30, 2013, no options have been exercised under the 2006 Plan or the 2010 Plan.

At June 30, 2013, the Company had additional outstanding warrants to acquire 30,000 shares of common stock which had exercise prices ranging from $35.00 to $98.90 and which will expire through 2017.

9.  RELATED PARTY TRANSACTIONS

As discussed in Note 1, the Company entered into promissory notes totaling $5.8 million with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.

The future maturity schedule of the long-term debt with related party was as follows as of June 30, 2013:

Year ending December 31,
2013	$-
2014	1,800,000
2015	4,000,000

Proceeds of $5.8 million loan were received as of June 30, 2013, and all amounts mature by April 2, 2015.

The related party interest expense for the promissory notes was $0.1 million and $0.1 for the three and six months ended June 30, 2013. No related party interest expense was recorded for the three and six months ended June 30, 2012.

As of June 30, 2013, Remark Media owned approximately 10.8% of the outstanding common stock of Sharecare.  Jeff Arnold, a former member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., formerly the Company’s largest stockholder, is a significant stockholder of Sharecare.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

10. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of the Company's financial statements as of June 30, 2013, and for the three and six months then ended the Company determined that it should have used derivative liability accounting to account for the fair value of the warrants issued in the Company's February 28, 2012 Equity Financing in recording the proceeds received, due to the down round provision associated with the exercise price of the warrants. The Company previously recorded all of the proceeds from the Equity Financing as equity.

The Company has calculated the fair value of the warrants issued in February 2012 Equity Financing for each relevant reporting period using the Monte Carlo simulation method. The Company plans to file a Form 10Q/A for the quarterly periods ended March 31, 2013, September 30, 2012,  June 30, 2012, and March 31, 2012 in which Form 10K/A for the year-ended December 31, 2012 and will restate its financial statements to correct the non-cash errors related to derivative liability accounting for warrants issued in February 2012 Equity Financing. The Company also will disclose the affected quarterly information for 2012 in the Form 10-K/A.

The effects of the revision on the unaudited financial statements are summarized below.

	As of December 31, 2012			As of June 30, 2013
	As previously reported	Adjustment	As restated	As previously reported	Adjustment		As restated
Balance sheets:

Total assets	$6,359,175	$-	$6,359,175	$9,250,736	$		$9,250,736

Current liabilities
Derivative liabilities	-	277,646	277,646	-		478,765	478,765
All other current liabilities	1,179,465	-	1,179,465	2,973,586		-	2,973,586
Total current liabilities	1,179,465	277,646	1,457,111	2,973,586		478,765	3,452,351
All other liabilities	2,402,005	-	2,402,005	6,053,805		-	6,053,805
Total liabilities	3,581,470		3,859,116	9,027,391			9,506,156
Preferred shares	-	-	-	-		-	-
Common stock	7,114	-	7,114	7,194		-	7,194
Additional paid-in capital	108,507,855	(1,207,778)	107,300,077	108,963,172		(277,646)	108,685,526
Accumulated other comprehensive income (loss)	5,370	-	5,370	(1,024)		-	(1,024)
Accumulated deficit	(105,742,634)	930,132	(104,812,502)	(108,745,997)		(201,119)	(108,947,116)
Stockholders' equity	2,777,105	(277,646)	2,500,059	223,345		(478,765)	(255,420)
Total liabilities and stockholders' equity	$6,358,575	$(277,646)	$6,359,175	$9,250,736		$(478,765)	$9,250,736

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	As of December 31, 2012
	As previously reported	Adjustment	As restated

Statement of operations:
Operating Loss	$(6,513,987)	$-	$(6,513,987)
Gain (loss) on change in fair value of derivative liability	-	930,132	930,132
All other income (expense) items	(454,747)	-	-
Net loss	$(6,968,734)	$-	$(5,583,855)
Net loss per share (basic and diluted)	$(1.05)	$-	$(0.85)

Weighted average shares outstanding	6,605,563		6,605,563

	Three Months Ended June 30, 2012
	As previously reported	Adjustment	As restated

Statement of operations:
Operating Loss	$(1,581,628)	$-	$(1,581,628)
Gain (loss) on change in fair value of derivative liability	-	578,793	578,793
All other income (expense) items	(590,793)	-	(590,793)
Net loss	$(2,172,421)	$-	$(1,593,628)
Net loss per share (basic and diluted)	$(0.34)	$-	$(0.25)

Weighted average shares outstanding	6,414,200		6,414,200

	Six Months Ended June 30, 2012
	As previously reported	Adjustment	As restated

Statement of operations:
Operating Loss	$(3,055,761)	$-	$(3,055,761)
Gain (loss) on change in fair value of derivative liability	-	694,528	694,528
All other income (expense) items	661,590	-	661,590
Net loss	$(2,394,171)	$-	$(1,699,643)
Net loss per share (basic and diluted)	$(0.39)	$-	$(0.28)

Weighted average shares outstanding	6,089,553		6,089,553

	Three Months Ended March 31, 2013
	As previously reported	Adjustment	As restated

Statement of operations:
Operating Loss	$(830,690)	$-	$(830,690)
Gain (loss) on change in fair value of derivative liability	-	17,242	17,242
All other income (expense) items	(222,707)	-	(222,707)
Net loss	$(1,053,397)	$-	$(1,036,155)
Net loss per share (basic and diluted)	$(0.164)	$-	$(0.16)

Weighted average shares outstanding	7,125,215		6,414,200

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

11. SUBSEQUENT EVENTS

Remark Media has evaluated subsequent events through the date these condensed consolidated financial statements were filed and determined there were no subsequent events that require disclosure.

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

The Company’s current leading brands, BoWenWang (bowenwang.com.cn) and ComoTudoFunciona (hsw.com.br), provide readers in China and Brazil with thousands of articles about how the world around them works, serving as destinations for credible, easy-to-understand reference information. Remark Media is the exclusive digital publisher in China and Brazil for translated content from HowStuffWorks.com, a subsidiary of Discovery Communications, and in China for certain content from World Book, Inc., publisher of World Book Encyclopedia. Revenue in these international subsidiaries has not yielded any significant revenues in 2012 or to date in 2013.

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

On April 2, 2013, the Company entered into a $4.0 million Senior Secured Convertible Promissory Note (“Promissory Note”), at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed above, as amended by Amendment Number One (“Amendment”) to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 11% premium to the average of the volume weighted average prices of the Company’s common stock for the ten trading days prior to the entrance into the agreement and an approximately 16% premium to the closing price of the Company's common stock on the day of entrance into the agreement.  $4.0 million of the proceeds were received as of June 30, 2013, and the balance is due April 2015.

Our Strategy

During 2012, we focused on the development and growth of our personal finance digital media vertical.  We launched DimeSpring, a new website combining high-quality, credible content with an expert community, and acquired Banks.com, Inc., which brought us the portfolio of personal finance properties including Banks.com, IRS.com, FileLater.com, and MyStockFund.com.

In 2013, we are focusing on creating an 18-to-34 year old lifestyle digital medial vertical, and commenced the development in March 2013 with the acquisition of Pop Factory, the owner and operator of Bikini.com.  We have redeveloped the website and intend to add an e-commerce component and continue to acquire other complimentary digital media properties.

Our Operations

Domestic

In September 2012, we launched DimeSpring.com, a U.S.-focused personal finance website that intends to utilize rich content and advice from a wide array of professionals to build a community of people interested in managing life’s financial hurdles and opportunities.  DimeSpring.com is part of a larger product strategy to leverage our experience and expertise to create leading destination websites that offer a dynamic online experience around a given topic with access to relevant content and subject matter experts. The Banks.com merger was successfully completed on June 28, 2012.  Assets obtained through the Banks.com Merger complement DimeSpring and serve to build a network of personal finance digital media businesses. These include Banks.com, the US Tax Center at www.irs.com, FileLater, and MyStockFund.  We continue to invest in technology and product development to support this initiative.

We intend to expand our services business and continue to focus on developing the personal finance and 18-to-34 year old lifestyle verticals.

Although Remark Media is no longer providing services for Sharecare, the Company maintains equity ownership in the venture.  As of June 30, 2013, we own approximately 9.4% of Sharecare’s common stock and had representation on Sharecare’s board of directors.  Through November 30, 2012, the Company accounted for its equity interest in Sharecare under the equity method of accounting.  Under this method, the Company recorded its proportionate share of Sharecare’s net income or loss based on Sharecare’s financial results.  As of December 1, 2012, the Company changed to the cost method of accounting due to a lower percentage of ownership, nonparticipation in policy-making processes, and limited existence of technology dependency.

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

ComoTudoFunciona  (http://hsw.com.br) is Brazil’s online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from Remark Media’s São Paulo operations.  We recognized approximately $1 thousand and $20 thousand of revenue from Brazil during the three months ended June 30, 2013 and 2012, respectively. We do not expect to see major growth in our Brazil operations in the near term unless we increase investment in the brand.

BoWenWang  (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc.  Revenue generated from the operations based in China was minimal during the three months ended June 30, 2013 and 2012.  We do not expect to see major growth in our China operations in the near term unless we increase investment in the brand.

Results of Operations

The following table sets forth our operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenue		(Restated)		(Restated)
Brands	$663,163	$33,003	$871,328	$57,114

Operating expenses
Sales and marketing	186,727	83,462	187,420	107,160
Content, technology and development	208,439	371,791	337,911	699,015
General and administrative	1,981,754	1,132,322	2,762,114	2,254,176
Depreciation and amortization expense	122,952	27,056	206,989	52,524
Total operating expenses	2,499,872	1,614,631	3,494,434	3,112,875

Operating loss	(1,836,709)	(1,581,628)	(2,623,106)	(3,055,761)

Other income (expense)
Gain (loss) on change in fair value of derivative liability	(218,361)	578,793	(201,119)	694,528
Interest expense	(113,191)	(2,441)	(157,545)	(27,125)
Other income (expense)	152	3,915	(5)	7,107
Total other income (expense)	(331,400)	580,267	(358,669)	674,510

Loss before gain (loss) from equity-method investments	(2,168,109)	(1,001,361)	(2,981,775)	(2,381,251)

Change of interest gain of equity-method investment	-	(894,502)	-	(1,813,382)
Proportional share in loss of equity-method investment	-	302,235	(222,707)	2,494,990

Net gain (loss) from equity-method investment	-	(592,267)	(222,707)	681,608

Loss before benefit from income taxes	(2,168,109)	(1,593,628)	(3,204,482)	(1,699,643)

Income tax (benefit) expense	-	-	-	-

Net loss	$(2,168,109)	$(1,593,628)	$(3,204,482)	$(1,699,643)

Net loss per share
Net loss per share, basic and diluted	$(0.30)	$(0.25)	$(0.45)	$(0.28)

Basic and diluted weighted average shares outstanding	7,193,632	6,414,200	7,193,632	6,089,553

Comprehensive loss
Net loss	$(2,168,109)	$(1,593,628)	$(3,204,482)	$(1,699,643)
Cumulative translation adjustments	(2,434)	1,179	(6,394)	(4,554)

Total comprehensive loss	$(2,170,543)	$(1,592,449)	$(3,210,876)	$(1,704,197)

Revenue

Total revenue for the three months ended June 30, 2013 was approximately $663 thousand, an increase of approximately $630 thousand from the same period in 2012. For the six months ended June 30, 2013 and 2012, revenue was $871 thousand, an increase of approximately $814 thousand from the same period in 2012. The increase from the prior year's period relates primarily to the revenues from Banks.com. Only minimal revenues were generated from international operations.

Sales and Marketing

Sales and marketing expenses were $186 thousand and $83 thousand in the three months ended June 30, 2013 and 2012, respectively, and $187 thousand and $107 thousand in the six months ended June 30, 2013 and 2012, respectively. The increase from the prior year's period relates primarily to marketing efforts for Banks.com and Pop Factory's Bikini.com.

Content, technology and development

Content, technology and development expenses include the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs of designing and developing our products, including labor, content and third party platform support services. For the three months ended June 30, 2013, the expense was $208 thousand, and $372 thousand for the three months ended June 30, 2012, and $338 thousand and $700 thousand for the six months ended June 30, 2013 and 2012, respectively. The decrease primarily is due to a reduction in expense realized from reimbursements from and termination of the Company’s agreement with TheStreet.

General and Administrative Expenses

Our total general and administrative expenses were approximately $1.8 million and $1.1 million in the three months ended June 30, 2013 and 2012, respectively, and $2.6 million and $2.3 million in the six months ended June 30, 2013 and 2012, respectively.  The increase primarily relates to legal fees associated with potential acquisitions and stock-based compensation issued to both employees, directors, and consultants in 2013.

Depreciation and Amortization

Depreciation and amortization expense was $121 thousand and $27 thousand for the three months ended June 30, 2013 and 2012, respectively, and $207 thousand and $53 thousand for the six months ended June 30, 2013 and 2012.  The increase is primarily due to amortization of the software capitalized in 2012 and amortization of intangible assets from the Banks.com and Pop Factory acquisitions.

Interest Expense

Interest expense for the three months ended June 30, 2013 and 2012 was $113 thousand and $2 thousand, respectively, and $157 thousand and $27 thousand for the six months ended June 30, 2013 and 2012, respectively.  The increase in interest expense is due to the additional debt funding on both November 23, 2012 and April 2, 2013.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability for the three ended June 30, 2013 and 2012 was $192 thousand and $695 thousand, respectively. The increase is due the November 2012 and April 2013 financings.

Loss from Equity-Method Investments and Change of Interest Gain

We accounted for our investment in Sharecare under the equity method of accounting through November 2012.  In December 2012, the Company changed to the cost method of accounting.  Under the equity method, for the three months ended June 30, 2012, we recorded a loss of $0.9 million as a result of the change in interest ownership in Sharecare.  Additionally, we recorded a gain of $0.3 million and $2.5 million for the three and six months ended June 30, 2012, representing the Company’s share in Sharecare’s income.  In the first quarter of 2013, the Company recorded a $0.2 million change in the estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income.  Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements.  This is required for both annual and interim reporting.  The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively.  Early adoption is permitted.  The Company’s adoption of the standard did not have an impact on the Company’s condensed consolidated balance sheet, statement of operations or cash flows as it was disclosure-only in nature.

Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.  On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, intangible assets, useful lives of property and equipment, stock-based compensation, equity-method investments, and income taxes, among other things.

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

Operating Expenses

In light of the change in RemarkMedia’s business strategy, the Company revised the presentation of operating expenses in its condensed consolidated statements of operations and completed the reclassification of the condensed consolidated statements of operations for the prior year periods presented. Beginning with the second quarter 2012, the Company’s operating expenses reflect sales and marketing; content, technology and development; general and administrative; and depreciation and amortization. Sales and marketing expenses include all selling and marketing expenses such as promotions, public relations and compensation of our sales and marketing departments. Content, technology and development expenses include costs of translating and localizing content and acquiring original content written by third-parties as well as costs associated with the design, development, hosting of websites in addition to user acquisition and user retentions and compensation of our technology, content, product and web design departments which does not qualify to be capitalized. General and administrative expenses include all legal, finance, accounting and administrative expenses such as professional fees and facilities costs. Depreciation and amortization include the depreciation of our acquired fixed assets and amortization of software and definite-lived intangible assets.   All periods presented have been reclassified to conform to the new presentation.

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

Software Development Costs

The Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.5 million and $0.5 million, at June 30, 2013 and December 31, 2012, respectively and are included in “Property, equipment and software” in the condensed consolidated balance sheet. Internally developed software and website development costs are being amortized utilizing the straight-line method over a period of three years, the expected period of the benefit. For the three and six months ended June 30, 2013, there was approximately  $0.1 million and $0.2 million of amortization recorded for these costs, respectively. For the three and six months ended June 30, 2012, there was no amortization recorded.

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

Derivative Liability for Warrants to Purchase Common Stock

The Company's derivative liability for warrants represents the fair value of warrants issued in connection with an equity financing  related to the Banks.com acquisition consummated on February 26, 2012 ("Equity Financing").These warrants are presented as liabilities based on certain exercise price reductions provisions. The liability, which is recorded at the fair value on the balance sheet, is calculated using the Monte Carlo simulation valuation method. The change in the fair value of these warrants is recognized as other income or expense in the condensed consolidated statement of operations.

Liquidity and Capital Resources

Our cash balance was approximately $1.6 million as of June 30, 2013 compared to $1.4 million at December 31, 2012.  The increase in cash is primarily due to the proceeds provided through the funding completed in November 2012 and April 2013 offset by use of cash to fund our operating activities.

As stated in Note 9, on April 2, 2013, the Company entered into a $4.0 million Senior Secured Convertible Promissory Note (“Promissory Note”), at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed above, as amended by Amendment Number One (“Amendment”) to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 11% premium to the average of the volume weighted average prices of the Company’s common stock for the ten trading days prior to the entrance into the agreement and an approximately 16% premium to the closing price of the Company's common stock on the day of entrance into the agreement.  $4.0 million of proceeds were received as of June 30, 2013, and the balance is due April 2, 2015.

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

The Company intends to fund its future operations through revenue growth, particularly its personal finance properties.  In 2013, the Company focused on the 18-34 year old lifestyle digital media vertical through its acquisition of Pop Factory, owner and operator of Bikini.com. The Company has invested into the website development, content, and photography on this website and believes the traffic on the site will increase, resulting in a substantial increase in revenues. Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.  The Company has also taken steps to reduce operating costs, primarily payroll through a reduction in headcount, and will continue to evaluate other opportunities to control costs.

Absent any acquisitions of new businesses or the material increase in revenue from its existing customers, current revenue growth may not be sufficient to sustain the Company’s operations in the long term. As such, the Company will, in all likelihood, need to obtain additional equity financing and/or divest of certain assets or businesses, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that might be obtained would substantially dilute existing stockholders.  There is no certainty that the Company will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of the Company will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. There can be no assurance that the Company will be successful at generating more revenues or selling any of its assets. Any failure by the Company to successfully implement these plans would have a material adverse effect on the Company’s business, including the possible inability to continue operations.

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

Based on the Company’s current financial projections, which incorporates the new Term Loan Agreements, the acquisition and integration of Pop Factory, and the reduction in expenses, all discussed above, the Company believes it has sufficient existing cash resources to fund operations through December 2013.  However, projecting operating results is inherently uncertain.  Anticipated expenses can exceed those that are projected.  Accordingly, the Company’s cash resources could be fully utilized prior to December 2013.

The table below summarizes the change in our statement of cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012

Cash flows used in operating activities	$(1,054,324)	$(2,230,677)
Cash flows used in investing activities	(2,668,126)	(823,023)
Cash flows provided by financing activities	3,943,500	3,850,451
Net change in cash and cash equivalents	221,049	796,751
Impact of currency translation on cash	-	(788)
Cash and cash equivalents at beginning of year	1,355,332	1,531,502
Cash and cash equivalents at end of period	$1,576,381	$2,327,465

Cash flows from operations

Our net cash used in operating activities during the six months ended June 30, 2013 was $1.0 million,  a decrease of  $1.2 million compared to the same period in the prior year due to a significant decrease in revenues and operating income partially offset by a decrease in expenses as a result of our continued cost monitoring measures.

Cash flows from investing activities

During the six months ended June 30, 2013, our net cash used in investing activities was approximately $2.7 million compared to $0.8 million for the same period in 2012.  The cash used in the six months ended June 30, 2013 consisted primarily of the acquisition of Pop Factory.

Cash flows from financing activities

For the six months ended June 30, 2013, the net cash provided by financing activities consists of the cash proceeds of $3.9 million provided by the Senior Secured Convertible Promissory Note.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables.  At June 30, 2013, less than 1% of our cash was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars, with nearly 100% of our cash denominated in US Dollars.   The majority of our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal accounting officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In light of the pending restatements of our financial statements for the year-ended December 31, 2012 and quarterly period ended March 31, 2012, June 30, 2012, September 30, 2012, and March 31, 2013 that are described in Note 10 to the accompanying condensed financial statements, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in internal controls over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting. We are committed to a strong internal control environment. Therefore, we are currently taking steps to remediate the accounting errors described in Note 10 to the accompanying condensed financial statements.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

On July 23, 2012, a complaint was filed by FOLIOfn, Inc. (“FOLIOfn”), against the Company’s subsidiary MyStockFund Securities, Inc. (“MyStockFund”), alleging that MyStockFund has infringed six U.S. Patents held by FOLIOfn relating to investment methods. The complaint sought injunctive relief, damages, pre-judgment interest, and attorneys' fees. The case was settled between the parties, and on April 23, 2013, the litigation was terminated by the court.

The Company may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. The Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the condensed consolidated balance sheet, statement of operations and comprehensive loss, or liquidity.

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

As of June 30, 2013, the Company’s total cash and cash equivalents balance was approximately $1.6 million.   The Company has incurred net losses and generated substantial negative cash flow from operations in the six  months ended June 30, 2013 and in each fiscal year since its inception and has an accumulated deficit of $108.6 million as of June 30, 2013.  The Company had minimal revenues in 2012 and for the six months ended June 30, 2013, due to the termination of certain agreements at the end of 2011 and its transition to owning and operating its own digital media properties. Since that time, the Company has been focused on building and acquiring wholly owned digital media properties.

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

On April 2, 2013, the Company entered into a $4.0 million Promissory Note, at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed above, as amended by Amendment Number One to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 11% premium to the average of the volume weighted average prices of the Company’s common stock for the ten trading days prior to the entrance into the agreement and an approximately 16% premium to the closing price of the Company's common stock on the day of entrance into the agreement. The balance is due April 2015.

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

Based on the Company’s current financial projections, which incorporate the Term Loan Agreement and the Promissory Note, and the reduction in expenses, all discussed above, the Company believes it has sufficient existing cash resources to fund operations through December 2013.   However, projecting operating results is inherently uncertain.  Anticipated expenses can exceed those that are projected. Accordingly, the Company’s cash resources could be fully utilized prior to December 2013.

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

REMARK MEDIA, INC.

Date: August 19, 2013	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)