Form 10-Q/A
period 2012-03-31
Remark Media, Inc.
filed 2013-09-26
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Subsequent to filing its Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on May 15, 2012, Remark Media, Inc. and subsidiaries (the “Company”), together with its auditors, determined that it should have used derivative liability accounting to account for the fair value of the warrants issued by the Company in its February 2012 equity financing (the “Equity Financing”) in recording the proceeds received from that transaction, due to the anti-dilution provision associated with the exercise price of the warrants. The Company previously recorded all of the proceeds from the Equity Financing as stockholders' equity. See Note 9 to the condensed financial statements included in this Amendment No. 1 for further information relating to the restatements.

As a result, to correct those non-cash accounting errors, the Company is filing this Amendment No. 1 to the Form 10-Q (“Amendment No. 1”) for the purpose of restating its condensed financial statements for the three months ended March 31, 2012 included in Part I, “Item 1. Financial Statements.” Conforming changes have been made to Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, Part I, “Item 4. Controls and Procedures” has been revised to reflect management’s re-evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” and “Item 6. Exhibits” have been amended to include the unregistered common shares and warrants issued in connection with the Equity Financing and the new certifications, as reflected in Exhibits 31.1, 32.1, respectively.

Items 1, 2 and 4 of Part I and Item 2 and Item 6 of Part II of the Form 10-Q are the only portions of the Form 10-Q being amended and restated by this Amendment No. 1. The Company has not modified or updated disclosures presented in the Form 10-Q, except to reflect the effects of the restatements. This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-Q on May 15, 2012, and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein with respect to the restatements. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q and the Company’s filings with the SEC subsequent to the filing of the Form 10-Q on May 15, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	March 31, 2012	December 31, 2011
Assets	(Restated - Note 9)
Current assets
Cash and cash equivalents	$4,174,076	$1,531,502
Trade accounts receivable, net	17,524	21,730
Trade accounts receivable due from affiliates	-	302,129
Prepaid expenses and other current assets	258,698	393,989
Total current assets	4,450,298	2,249,350

Property and equipment, net	597,283	364,386
Investment in unconsolidated affiliate	2,179,727	905,852
Licenses to operate in China	100,000	100,000
Intangibles	16,429	16,429
Other long-term assets	100,000	100,000
Total assets	$7,443,737	$3,736,017
Liabilities and Stockholders’ equity
Current liabilities
Accounts payable	$148,226	$93,806
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	336,930	547,569
Derivative liability	1,092,043	-
Total current liabilities	1,662,944	727,120
Long-term liabilities
Deferred tax liability	25,000	25,000
Other long-term liabilities	302,500	290,714
Total Liabilities	1,990,444	1,042,834
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 6,383,072 and 5,422,295 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6,383	5,422
Additional paid-in-capital	104,315,675	101,444,780
Accumulated other comprehensive income	11,148	16,881
Accumulated deficit	(98,879,913)	(98,773,900)
Total stockholders’ equity	5,453,293	2,693,183
Total liabilities and stockholders’ equity	$7,443,737	$3,736,017

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED  STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ending March 31,
	2012	2011
	(Restated - Note 9)

Operating revenue
Brands	$24,111	$36,477
Content and platform services from affiliates	-	1,509,597
Total revenue	24,111	1,546,074

Cost of services	-	1,075,874

Gross margin	24,111	470,200

Operating expenses
Selling general and administrative expenses (including stock based compensation expense of $229,183 and $222,665 in 2012 and 2011, respectively)	1,472,774	1,609,087
Depreciation and amortization expense	25,467	68,267
Total operating expenses	1,498,241	1,677,354

Loss from operations	(1,474,130)	(1,207,154)

Other income (expense)
Gain on change in fair value of derivative liability	115,735	-
Interest expense	(24,684)	(11,195)
Other income (expense)	3,191	(4,182)
Total other (expense) income	94,242	(15,377)

Loss before income taxes and loss in equity-method investments	(1,379,888)	(1,222,531)

Proportional share in loss of equity-method investments, net of taxes	(918,880)	-
Change of interest gain or equity-method investments, net of taxes (Note 3)	2,192,755	(430,717)

Net loss	$(106,013)	$(1,653,248)

Net loss per share
Net loss per share, basic and diluted	$(0.02)	$(0.31)

Basic and diluted weighted average shares outstanding	5,775,289	5,388,289

Comprehensive income
Net loss	$(106,013)	$(1,653,248)
Net change in cumulative transation adjustment, net of tax	(5,733)	1,890

Total comprehensive loss	$(111,746)	$(1,651,358)

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ending March 31,
	2012	2011

Cash flows from operating activities:
Net cash used in operating activities	(943,781)	(754,694)
Cash used in operating activities	(943,781)	(754,694)

Cash flows from investing activities:
Purchases of property, equipment and software	(256,999)	(198,913)
Cash used in investing activities	(256,999)	(198,913)

Cash flows from financing activities:
Proceeds from issuance of equity securities	4,251,500	-
Stock issuance costs	(401,049)	-
Debt Issuance Costs	-	(20,000)
Cash used in financing activities	3,850,451	(20,000)

Net change in cash and cash equivalents:	2,649,671	(973,607)
Impact of foreign currency translation on cash	(7,097)	1,890
Cash and cash equivalents at beginning of period	1,531,502	4,843,893
Cash and cash equivalents at end of period	4,174,076	3,872,176

	Three Months Ending March 31,
	2012	2011

Supplemental disclosure of cash flow information

Other non-cash financing and investing activities
Debt issuance costs in the form of warrants	$-	$128,104
Stock issuance costs in the form of warrants	$133,567	$-

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

Funding and Liquidity Considerations

On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share. In addition, the exercise price will be subject to weighted average anti-dilution provision, such that the exercise price will adjusted downward (commonly referred to as a "down-round" provision) on a weighted average basis to the extent the Company issues common stock or common stock equivalents in a financing transaction at a price below the prevailing warrant exercise price (See Note 9). The Company also paid an additional $0.1 million for stock issuance costs, which were charged to additional paid in capital.

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

Derivative Liability for Warrants to Purchase Common Stock

The Company's derivative liability for warrants represents the fair value of warrants issued in connection with equity financing related to the Banks.com acquisition on February 27, 2012 ("Equity Financing"). These warrants are presented as liabilities based on certain exercise price reductions provisions. The liability, which is recorded at the fair value on the balance sheet, is calculated using the Monte Carlo simulation valuation method. The change in the fair value of these warrants is recognized as other income or expense in the condensed consolidated statement of operations.

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

4. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

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

Assumptions used in calculating the fair value of these warrants were noted as follows (including assumptions used in calculating the transaction date fair value for the warrants issued in the February 2012 Equity Financing transaction):

	March 31, 2012	February 27, 2012

Annual rate of quarterly dividend	0.00%	0.00%
Expected volatility	90.0%	90.0%
Risk free interest rate	0.61%	0.61%
Expected remaining term (in years)	2.91 - 5.41	3.01 - 5.50

In addition to the assumptions above, the Company takes into consideration whether or not it would participate in another round of equity financing and, if so, what the stock price would be for such a financing at that time.

At March 31, 2012 and December 31, 2011, the fair value of liability classified warrants were as follows:

	March 31, 2012	December 31, 2011
	(Restated)

Derivative liabilities	$1,092,043	$-

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

Balance at January 1, 2012	$-
Fair value of warrants issued in February 2012	1,207,778
Decrease in fair value resulting in gain	(115,735)
Fair value at March 31, 2012	$1,092,043

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the warrants, exercise or expiration, at which time the liability will be reclassified to stockholders' equity.

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

Operating results regarding reportable segments for the three months ended March 31, 2012 and 2011 are presented in the following tables:

	Brands	Content and Platform Services	Corporate	Total

Three Months Ended March 31, 2012 (restated)

Revenue	$24,111	$-	$-	$24,111

Operating loss	(38,448)	-	(1,435,682)	(1,474,130)
Interest expense	-	-	(24,684)	(24,684)
Gain on change in fair value of derivative liability (restated)	-	-	115,735	115,735
Other income including loss on equity-method investment	3,486	-	1,273,580	1,277,066
Loss from operations (restated)	$(34,962)	$-	$(71,051)	$(106,013)

	Brands	Content and Platform Services	Corporate	Total

Three Months Ended March 31, 2011

Revenue	$36,477	$1,509,597	$-	$1,546,074

Operating (loss) income	(223,198)	436,541	(1,420,497)	(1,207,154)
Interest expense	-	-	(11,195)	(11,195)
Other expense including loss on equity-method investment	(4,182)	-	(430,717)	(434,899)
(Loss) income from operations	$(227,380)	$436,541	$(1,862,409)	$(1,653,248)

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

6.  DEBT

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

7.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

 Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2012	2011
	(Restated)
Loss per share:
Net loss	(106,013)	(1,653,248)

Weighted average shares outstanding	5,775,289	5,388,289
Net loss per share, basic and diluted	(0.02)	(0.31)
Weighted average shares outstanding	5,775,289	5,388,289
Dilutive securities	-	-

Total common shares and dilutive securities	5,775,289	5,388,289

	Three Months Ended March 31,
	2012	2011
Anti-dilutive securities not included in diluted net loss
per share calculation:
Stock compensation plans		1,000,179
INTAC options - fully vested		25,000
Warrants to purchase common stock		90,359
Total anti-dilutive securities	1,489,003	1,115,538

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

8.  RELATED PARTY TRANSACTIONS

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

9. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to filing the quarterly report Form 10-Q for the quarter ended March 31, 2012 on May 15, 2012, the Company determined that it should have used derivative liability accounting to account for the fair value of the warrants issued in the its February 27, 2012 Equity Financing in recording the proceeds received, due to the down round provision associated with the exercise price of the warrants. The Company previously recorded all of the proceeds from the Equity Financing as stockholders' equity. In recording the proceeds received, due to the down round provision associated with the exercise price of the warrants, the fair value of the warrants should have been recorded as a liability as of the February 27, 2012 with a corresponding decrease in equity. Changes in the fair value of these warrants should have been recognized as other income or expense in the condensed consolidated statements of operations.

The Company has calculated the fair value of the warrants issued in Equity Financing for each relevant reporting period using the Monte Carlo simulation method. The Company has restated its previously issued financial statements to correct the non-cash errors related to the derivative related to derivative warrant liability accounting for warrants issued in the February 2012 Equity Financing.

The impact of the restatement is reflected below for the periods indicated:

	As of March 31, 2012
	As previously reported	Adjustment	As restated
Balance sheets:

Total assets	$7,443,737	$-	$7,443,737

Current liabilities
Derivative liabilities	-	1,092,043	1,092,043
All other current liabilities	570,901	-	570,901
Total current liabilities	570,901	1,092,043	1,662,944
All other liabilities	327,500	-	327,500
Total liabilities	898,401	-	1,990,444
Preferred shares	-	-	-
Common stock	6,383	-	6,383
Additional paid-in capital	105,523,453	(1,207,778)	104,315,675
Accumulated other comprehensive income (loss)	11,148	-	11,148
Accumulated deficit	(98,995,648)	115,735	(98,879,913)
Stockholders' equity	6,545,336	(1,092,043)	5,453,293
Total liabilities and stockholders' equity	$7,443,737	$-	$7,443,737

	Three Months Ended March 31, 2012
	As previously reported	Adjustment	As restated

Statement of operations:
Operating Loss	$(1,474,130)	$-	$(1,474,130)
Gain on change in fair value of derivative liability	-	115,735	115,735
All other income (expense) items	1,252,382	-	1,252,382
Net loss	$(221,748)	$115,735	$(106,013)
Net loss per share (basic and diluted)	$(0.04)	$0.02	$(0.02)

Weighted average shares outstanding	5,775,289		5,775,289

Certain amounts in the related statements of cash flows have been corrected, but those changes do not impact the net cash provided from or used in operating, investing, and financing activities.

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

ComoTudoFunciona  (http://hsw.com.br) is Brazil’s online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from Remark Media’s São Paulo operations. Revenue generated from our operations in Brazil was flat at approximately $0.02 million during the first three months ended March 31, 2012 and 2011. Brazil revenues and operating results are included in the Brands reporting segment. We do not expect to see major growth in our Brazil operations in the near term unless we increase investment in the brand.

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

Results of Operations

The following table sets forth our operations for the three months ended March  31, 2012 and 2011:

	Three Months Ending March 31,
	2012	2011
	(Restated - Note 9)

Operating revenue
Brands	$24,111	$36,477
Content and platform services from affiliates	-	1,509,597
Total revenue	24,111	1,546,074
Cost of services	-	1,075,874
Gross margin	24,111	470,200
Operating expenses
Selling general and administrative expenses (including stock based compensation expense of $229,183 and $222,665 in 2012 and 2011, respectively)	1,472,774	1,609,087
Depreciation and amortization expense	25,467	68,267
Total operating expenses	1,498,241	1,677,354
Loss from operations	(1,474,130)	(1,207,154)
Other income (expense)
Gain on change in fair value of derivative liability	115,735	-
Interest expense	(24,684)	(11,195)
Other income (expense)	3,191	(4,182)
Total other (expense) income	94,242	(15,377)
Loss before income taxes and loss in equity-method investments	(1,379,888)	(1,222,531)
Proportional share in loss of equity-method investments, net of taxes	(918,880)	-
Change of interest gain or equity-method investments, net of taxes (Note 3)	2,192,755	(430,717)
Net loss	$(106,013)	$(1,653,248)
Net loss per share
Net loss per share, basic and diluted	$(0.02)	$(0.31)
Basic and diluted weighted average shares outstanding	5,775,289	5,388,289
Comprehensive income
Net loss	$(106,013)	$(1,653,248)
Net change in cumulative transation adjustment, net of tax	(5,733)	1,890
Total comprehensive loss	$(111,746)	$(1,651,358)

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

Gain from the Change in Fair Value of Derivative Liability

Gain from the change in the fair value of the derivative liability in the first quarter of 2012 was approximately $0.1 million. The gain is related to the decrease in the expected life and in the closing stock price.

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

	Three Months Ended March 31,
	2012	2011

Cash flows
Used in operating activities	$(943,781)	$(754,694)
Used in investing activities	(256,999)	(198,913)
Used in financing activities	3,850,451	(20,000)
Net change in cash and cash equivalents	2,649,671	(973,607)
Impact of currency translation on cash	(7,097)	1,890
Cash and cash equivalents at beginning of year	1,531,502	4,843,893
Cash and cash equivalents at end of period	$4,174,076	$3,872,176

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

On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share. In addition, the exercise price will be subject to weighted average anti-dilution provision, such that the exercise price will adjusted downward (commonly referred to as a "down-round" provision) on a weighted average basis to the extent the Company issues common stock or common stock equivalents in a financing transaction at a price below the prevailing warrant exercise price (See Note 9). The Company also paid an additional $0.1 million for stock issuance costs, which were charged to additional paid in capital.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal accounting officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In light of the restatement of our financial statements for the quarter-ended March 31, 2012 that is described in Note 9 to the accompanying condensed financial statements, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

The Company is committed to a strong internal control environment. Therefore, in consideration of the restatement described in Note 9, the Company implemented new disclosure policies and procedures in order to remediate the deficiency noted above. The new disclosure policies and procedures were fully implemented as of September 26, 2013, the report date.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share. In addition, the exercise price will be subject to weighted average anti-dilution provision, such that the exercise price will adjusted downward (commonly referred to as a "down-round" provision) on a weighted average basis to the extent the Company issues common stock or common stock equivalents in a financing transaction at a price below the prevailing warrant exercise price (See Note 9). The Company also paid an additional $0.1 million for stock issuance costs, which were charged to additional paid in capital.

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

REMARK MEDIA, INC.

Date: September 26, 2013	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer