Form 10-Q/A
period 2012-06-30
Remark Media, Inc.
filed 2013-09-26
CIK 1368365

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

EXPLANATORY NOTE

Subsequent to filing its Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on August 9, 2012, Remark Media, Inc. and its subsidiaries (the “Company”), together with its auditors, determined that it should have used derivative liability accounting to account for the fair value of the warrants issued by the Company in its February 2012 equity financing (the “Equity Financing”) in recording the proceeds received from that transaction, due to the anti-dilution provision associated with the exercise price of the warrants. The Company previously recorded all of the proceeds from the Equity Financing as stockholders' equity. See Note 11 to the condensed financial statements included in this Amendment No. 1 for further information relating to the restatements.

As a result, to correct those non-cash accounting errors, the Company is filing this Amendment No. 1 to the Form 10-Q (“Amendment No. 1”) for the purpose of restating its condensed financial statements for the three and six months ended June 30, 2012 included in Part I, “Item 1. Financial Statements.” Conforming changes have been made to Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, Part I, “Item 4. Controls and Procedures” has been revised to reflect management’s re-evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” and “Item 6. Exhibits” have been amended to include the unregistered common stock and warrants related to the February 2012 Equity Financing and the certifications, as reflected in Exhibits 31.1, 32.1, respectively.

Items 1, 2 and 4 of Part I and Item 2 and Item 6 of Part II of the Form 10-Q are the only portions of the Form 10-Q being amended and restated by this Amendment No. 1. The Company has not modified or updated disclosures presented in the Form 10-Q, except to reflect the effects of the restatements. This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-Q on August 9, 2012, and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein with respect to the restatements. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q and the Company’s filings with the SEC subsequent to the filing of the Form 10-Q on August 9, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2012	2011
Assets	(Restated - Note 11)
Current assets
Cash and cash equivalents	$2,327,465	$1,531,502
Trade accounts receivable, net	146,291	21,730
Trade accounts receivable due from affiliates	-	302,129
Prepaid expenses and other current assets	294,427	393,989
Total current assets	2,768,183	2,249,350
Property and equipment, net	814,287	364,386
Investment in unconsolidated affiliate	1,587,460	905,852
License to operate in China	100,000	100,000
Intangibles assets, net	1,876,429	16,429
Goodwill	1,593,495	-
Other long-term assets	148,686	100,000
Total assets	$8,888,540	$3,736,017

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$682,938	$93,806
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	322,166	547,569
Derivative liability	513,249	-
Current portion of capital lease obligations	109,121	-
Total current liabilities	1,713,219	727,120
Long-term liabilities
Deferred tax liabilities	25,000	25,000
Other long-term liabilities	325,909	290,714
Capital lease obligations, less current portion	355,087	-
Total liabilities	2,419,215	1,042,834

Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 7,117,744 and 5,422,295 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	7,118	5,422
Additional paid-in-capital	106,923,422	101,444,780
Accumulated other comprehensive income	12,327	16,881
Accumulated deficit	(100,473,543)	(98,773,900)
Total stockholders’ equity	6,469,325	2,693,183
Total liabilities and stockholders’ equity	$8,888,540	$3,736,017

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Restated - Note 11)		(Restated - Note 11)

Operating revenue
Brands	$33,003	$29,534	$57,114	$66,012
Content and platform services to affiliates	-	1,251,622	-	2,761,220
Total revenue	33,003	1,281,156	57,114	2,827,232

Operating expenses
Sales and marketing	83,462	5,124	107,160	17,014
Content, technology and development	371,791	863,858	699,015	2,156,000
General and administrative	1,132,322	1,280,356	2,254,176	2,661,289
Depreciation and amortization expense	27,056	60,924	52,524	129,190
Total operating expenses	1,614,631	2,210,262	3,112,875	4,963,493

Operating loss	(1,581,628)	(929,106)	(3,055,761)	(2,136,261)

Other income (expense)
Gain on change in fair value of derivative liability	578,793	-	694,528	-
Interest expense	(2,441)	(37,026)	(27,125)	(49,368)
Other income	3,915	4,256	7,107	1,222
Total other income (expense)	580,267	(32,770)	674,510	(48,146)

Loss before gain (loss) from equity-method investments	(1,001,361)	(961,876)	(2,381,251)	(2,184,407)
Proportional share in loss of equity-method investments	(894,502)	(458,110)	(1,813,382)	(888,827)
Change of interest gain of equity-method investments (Note 3)	302,235	407,376	2,494,990	407,376

Net gain (loss) from equity-method investment	(592,267)	(50,734)	681,608	(481,451)

Net loss	$(1,593,628)	$(1,012,610)	$(1,699,643)	$(2,665,858)

Net loss per share
Net loss per share, basic and diluted	$(0.25)	$(0.19)	$(0.28)	$(0.49)

Basic and diluted weighted average shares outstanding	6,414,200	5,424,455	6,089,553	5,398,428
Comprehensive loss
Net loss	$(1,593,628)	$(1,012,610)	$(1,699,643)	$(2,665,858)
Cumulative translation adjustments	1,179	8,372	(4,554)	10,262
Total comprehensive loss	$(1,592,449)	$(1,004,238)	$(1,704,197)	$(2,655,596)

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net cash used in operating activities	$(2,230,677)	$(1,574,005)
Cash used in operating activities	(2,230,677)	(1,574,005)

Cash flows from investing activities:
Purchases of property, equipment and software	(451,834)	(226,438)
Increase in restricted cash	-	(100,000)
Cash paid for acquisition of businesses, net of cash acquired	(371,189)	-
Cash used in investing activities	(823,023)	(326,438)

Cash flows from financing activities:
Proceeds from issuance of equity securities	4,251,500	-
Proceeds from ongoing capital raising	-	100,000
Stock issuance costs	(401,049)	-
Debt issuance costs	-	(20,000)
Cash provided in financing activities	3,850,451	80,000

Net change in cash and cash equivalents:	796,751	(1,820,443)
Impact of foreign currency translation on cash	(788)	1,890
Cash and cash equivalents at beginning of period	1,531,502	4,843,893
Cash and cash equivalents at end of period	$2,327,465	$3,025,340

	Six Months Ended June 30,
	2012	2011
Supplemental disclosure of cash flow information

Acquisition of businesses:
Fair value of assets acquired	$3,842,577	$-
Less liabilities assumed	(1,023,619)	-
Total purchase price	$2,818,958	$-

Cash consideration	$431,250	$-
Consideration in the form of stock	2,387,708	-
Total acquisition consideration	$2,818,958	$-

	Six Months Ended June 30,
Other non-cash financing and investing activities	2012	2011
Debt issuance costs in the form of warrants	$-	$128,104
Stock issuance costs in the form of warrants	133,567	-
Common shares issued for acquisition of business	2,387,708	-

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

Funding and Liquidity Considerations

On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share. In addition, the exercise price will be subject to weighted average anti-dilution provision, such that the exercise price will be adjusted downward (commonly referred to as a "down-round" provision) on a weighted average basis to the extent the Company issues common stock or common stock equivalents in a financing transaction at a price below the prevailing warrant exercise price (See Note 11). The Company also paid an additional $0.1 million for stock issuance costs, which were charged to additional paid in capital .

As of June 30, 2012, the Company’s total cash and cash equivalents balance was approximately $2.3 million. The Company has incurred net losses with a substantial negative cash flow from operations in the six months ended June 30, 2012 and in each fiscal year since its inception and has an accumulated deficit of $100.5 million as of June 30, 2012. The Company had minimal revenues in the first two quarters of 2012 due to its completion of certain agreements under the Content and Platform Services segment at the end of 2011. Since that time, the Company has been focused on building and acquiring wholly-owned digital media properties for its Brands segment and pursuing new services agreements with new customers for its Content and Platform Services segment. On June 28, 2012, the Company acquired Banks.com and its subsidiaries including their revenue arrangements. However, no other new

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

customers have been secured nor have any revenues been generated through the date of filing of this document.  Based on the Company’s current financial projections, we believe we have sufficient existing cash resources to fund operations through October 2012.  The Company plans to fund its future operations through revenue growth in the Brands and Content and Platform Services segments. However, current revenue growth expectations are not sufficient to sustain operations. As such, the Company must obtain additional equity financing and/or divest of certain assets or components of our business, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that could be obtained would substantially dilute existing stockholders.  There is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. There can be no assurance that we will be successful at raising capital, generating more revenues or divesting any of our assets. Any failure by us to successfully implement these plans would have a material adverse effect on our business, including the possible inability to continue operations.

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

Assumptions used in calculating the fair value of these warrants were noted as follows (including assumptions used in calculating the transaction date fair value for the warrants issued in the February 2012 Equity Financing):

	June 30, 2012	February 27, 2012

Annual rate of quarterly dividend	0.00%	0.00%
Expected volatility	90.0%	90.0%
Risk free interest rate	0.61%	0.61%
Expected remaining term (in years)	2.66 - 5.16	3.01 - 5.50

In addition to the assumptions above, the Company takes into consideration whether or not it would participate in another round of equity financing and, if so, what the stock price would be for such a financing at that time.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

At June 30, 2012 and December 31, 2011, the fair value of liability classified warrants were as follows:

Table 1
	June 30, 2012	December 31, 2011
	(Restated)

Derivative liabilities	$513,249	$-

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

Balance at January 1, 2012	$-
Fair value of warrants issued in February 2012	1,207,778
Decrease in fair value resulting in gain	(694,528)
Fair value at June 30, 2012	$513,249

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

	Unaudited pro forma results of operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$878,142	$2,696,539	$1,929,618	$6,185,618
Operating loss	(1,696,952)	(1,193,560)	(3,170,048)	(2,255,298)
Net loss (restated)	(1,887,549)	(1,297,237)	(2,110,181)	(2,888,905)

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

Operating results regarding reportable segments for the three months and six months ended June 30, 2012 and 2011 are presented in the following tables:

	Brands	Content and Platform Services	Corporate	Total
Three Months Ended June 30, 2012 (restated)

Revenue	$33,003	$-	$-	$33,003

Operating loss	(82,396)	-	(1,499,232)	(1,581,628)
Interest expense	(2,441)	-	-	(2,441)
Gain on change in fair value of derivative liability (restated)	-	-	578,793	578,793
Other income (expense) including
loss on equity-method investment	1,673	-	(590,025)	(588,352)
Net loss	$(83,164)	$-	$(1,510,464)	$(1,593,628)

	Brands	Content and Platform Services	Corporate	Total
Three Months Ended June 30, 2011

Revenue	$29,534	$1,251,622	$-	$1,281,156

Operating (loss) income	(199,726)	423,538	(1,152,918)	(929,106)
Interest expense	-	-	(37,026)	(37,026)
Other income (expense) including
loss on equity-method investment	3,785	-	(50,263)	(46,478)
Net (loss) income	$(195,941)	$423,538	$(1,240,207)	$(1,012,610)

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

	Brands	Content and Platform Services	Corporate	Total
Six Months Ended June 30, 2012 (restated)

Revenue	$57,114	$-	$-	$57,114

Operating loss	(120,843)	-	(2,934,918)	(3,055,761)
Interest expense	-	-	(27,125)	(27,125)
Gain on change in fair value of derivative liability (restated)	-	-	694,528	694,528
Other income including
loss on equity-method investment	5,160	-	683,555	688,715
Net loss	$(115,683)	$-	$(1,583,960)	$(1,699,643)

	Brands	Content and Platform Services	Corporate	Total
Six Months Ended June 30, 2011

Revenue	$66,012	$2,761,220	$-	$2,827,232

Operating (loss) income	(422,923)	860,110	(2,573,448)	(2,136,261)
Interest expense	-	-	(49,368)	(49,368)

Other expense including loss on equity-method investment	(377)	-	(479,852)	(480,229)
Net (loss) income	$(423,300)	$860,110	$(3,102,668)	$(2,665,858)

Total assets regarding reportable segments at June 30, 2012 and December 31, 2011 are presented in the following table:

	June 30, 2012	December 31, 2011

Total assets:
Content and Platform Services	$-	$118,503
Brands	4,559,677	302,129
Business segments	4,559,677	420,632
Corporate	4,328,863	3,315,385
Total assets	$8,888,540	$3,736,017

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

8.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

Issuance of Common Shares

As stated in Note 1 of the condensed consolidated financial statements, in February 2012, the Company issued 944,777 common shares and warrants to acquired 236,194 common shares through a private placement in exchange of cash in the amount of $4.25 million. The warrants have a term of five years and six months and are not exercisable during the first six months after issuance. The exercise price of the warrants is $6.81 per share. In addition, the exercise price will be subject to weighted average anti-dilution provision, such that the exercise price will adjusted downward (commonly referred to as a "down-round" provision) on a weighted average basis to the extent the Company issues common stock or common stock equivalents in a financing transaction at a price below the prevailing warrant exercise price (See Note 11). The Company also paid an additional $0.1 million for stock issuance costs, which were charged to additional paid in capital. The Company also paid a placement agent fee of 7% of the proceeds of the

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share.

Under guidance in ASC 815-40, "Contracts in Entity's Own Stock", the down round provision contained in the warrants issued in connection with the Equity Financing requires derivative liability accounting treatment for the warrants. At June 30, 2012, the fair value of the warrants was $0.5 million. The fair value was calculated using the Monte Carlo simulation valuation model.

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

 Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Loss per share:
Net loss	$(1,593,628)	$(1,012,610)	$(1,699,643)	$(2,665,858)

Weighted average shares outstanding	6,414,200	5,424,455	6,089,553	5,398,428

Net loss per share, basic and diluted	$(0.25)	$(0.19)	$(0.28)	$(0.49)

Common shares and dilutive securities:
Weighted average shares outstanding	6,414,200	5,424,455	6,089,553	5,398,428
Dilutive securities	-	-	-	-

Total common shares and dilutive securities	6,414,200	5,424,455	6,089,553	5,398,428

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

11. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to filing the quarterly report Form 10-Q for the quarter ended June 30, 2012 on August 9, 2012, the Company determined that it should have used derivative liability accounting to account for the fair value of the warrants issued in its February 27, 2012 Equity Financing in recording the proceeds received, due to the down round provision associated with the exercise price of the warrants. The Company previously recorded all of the proceeds from the Equity Financing as stockholders' equity. In recording the proceeds received, due to the down round provision associated with the exercise price of the warrants, the fair value of the warrants should have been recorded as a liability as of the February 27, 2012 with a corresponding decrease in equity. Changes in the fair

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

value of these warrants should have been recognized as other income or expense in the condensed consolidated statements of operations.

The Company has calculated the fair value of the warrants issued in Equity Financing for each relevant reporting period using the Monte Carlo simulation method. The Company has restated its previously issued financial statements to correct the non-cash errors related to the derivative related to derivative warrant liability accounting for warrants issued in the February 2012 Equity Financing.

The impact of the restatement is reflected below for the periods indicated:

	As of June 30, 2012
	As previously reported	Adjustment	As restated
Balance sheets:

Total assets	$8,888,540	$-	$8,888,540

Current liabilities
Derivative liabilities	-	513,249	513,249
All other current liabilities	1,199,970	-	1,199,970
Total current liabilities	1,199,970	513,249	1,713,219
All other liabilities	705,996	-	705,996
Total liabilities	1,905,966		2,419,215
Preferred shares	-	-	-
Common stock	7,118	-	7,118
Additional paid-in capital	108,131,200	(1,207,778)	106,923,422
Accumulated other comprehensive income (loss)	12,327	-	12,327
Accumulated deficit	(101,168,071)	694,528	(100,473,543)
Stockholders' equity	6,982,574	(513,249)	6,469,325
Total liabilities and stockholders' equity	$8,888,540	$-	$8,888,540

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30, 2012
	As previously reported	Adjustment	As restated

Statement of operations:
Operating Loss	$(3,055,761)	$-	$(3,055,761)
Gain on change in fair value of derivative liability	-	694,528	694,528
All other income (expense) items	661,590	-	661,590
Net loss	$(2,394,171)	$694,528	$(1,699,643)
Net loss per share (basic and diluted)	$(0.39)	$0.11	$(0.28)
	-		-
Weighted average shares outstanding	6,089,553		6,089,553

	Three Months Ended June 30, 2012
	As previously reported	Adjustment	As restated

Statement of operations:
Operating Loss	$(1,581,628)	$-	$(1,581,628)
Gain on change in fair value of derivative liability	-	578,793	578,793
All other income (expense) items	(590,793)	-	(590,793)
Net loss	$(2,172,421)	$578,793	$(1,593,628)
Net loss per share (basic and diluted)	$(0.34)	$0.09	$(0.25)
	-
Weighted average shares outstanding	6,414,200		6,414,200

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

Results of Operations

The following table sets forth our operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Restated - Note 11)		(Restated - Note 11)

Operating revenue
Brands	$33,003	$29,534	$57,114	$66,012
Content and platform services to affiliates	-	1,251,622	-	2,761,220
Total revenue	33,003	1,281,156	57,114	2,827,232

Operating expenses
Sales and marketing	83,462	5,124	107,160	17,014
Content, technology and development	371,791	863,858	699,015	2,156,000
General and administrative	1,132,322	1,280,356	2,254,176	2,661,289
Depreciation and amortization expense	27,056	60,924	52,524	129,190
Total operating expenses	1,614,631	2,210,262	3,112,875	4,963,493

Operating loss	(1,581,628)	(929,106)	(3,055,761)	(2,136,261)

Other income (expense)
Gain on change in fair value of derivative liability	578,793	-	694,528	-
Interest expense	(2,441)	(37,026)	(27,125)	(49,368)
Other income	3,915	4,256	7,107	1,222
Total other income (expense)	580,267	(32,770)	674,510	(48,146)

Loss before gain (loss) from equity-method
investments	(1,001,361)	(961,876)	(2,381,251)	(2,184,407)
Proportional share in loss of equity-method
investments	(894,502)	(458,110)	(1,813,382)	(888,827)
Change of interest gain of equity-method
investments (Note 3)	302,235	407,376	2,494,990	407,376

Net gain (loss) from equity-method investment	(592,267)	(50,734)	681,608	(481,451)

Net loss	$(1,593,628)	$(1,012,610)	$(1,699,643)	$(2,665,858)

Net loss per share
Net loss per share, basic and diluted	$(0.25)	$(0.19)	$(0.28)	$(0.49)

Basic and diluted weighted average
shares outstanding	6,414,200	5,424,455	6,089,553	5,398,428
Comprehensive loss
Net loss	$(1,593,628)	$(1,012,610)	$(1,699,643)	$(2,665,858)
Cumulative translation adjustments	1,179	8,372	(4,554)	10,262
Total comprehensive loss	$(1,592,449)	$(1,004,238)	$(1,704,197)	$(2,655,596)

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

Gain on Change in Fair Value of Derivative Liability

The gain on the change in fair value of the derivative was approximately $0.6 million and $0.7 million for the three and six months ended June 30, 2012, respectively. The gain during the period relates to the decrease in both the stock price and remaining expected life.

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

	Three Months Ended June 30,
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

Cash flows from financing activities

For the six months ended June 30, 2012, the net cash provided by financing activities consists of the cash proceeds of $4.25 million provided through the equity financing transaction completed in February 2012 partially offset by payments of stock issuance costs of $0.1 million. For the six months ended June 30, 2011, net cash provided by financing activities was $0.08 million consisting of proceeds related to our ongoing capital funding activities of $0.1 million partially offset by payment for debt issuance costs of $0.02 million related to our revolving credit agreement.

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

On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share. In addition, the exercise price will be subject to weighted average anti-dilution provision, such that the exercise price will be adjusted downward (commonly referred to as a "down-round" provision) on a weighted average basis to the extent the Company issues common stock or common stock equivalents in a financing transaction at a price below the prevailing warrant exercise price (See Note 11). The Company also paid an additional $0.1 million for stock issuance costs, which were charged to additional paid in capital .

As of June 30, 2012, our total cash and cash equivalents balance was approximately $2.3 million. We have incurred net losses with substantial negative cash flows from operations in the six months ended June 30, 2012  and in each fiscal year since inception and have an accumulated deficit of $100.5 million as of June 30, 2012.  We had minimal revenues in the first two quarters of 2012 due to completion of certain agreements under the Content and Platform Services segment at the end of 2011. Since that time, we have been focused on building and acquiring wholly-owned digital media properties for our Brands segment and pursuing new services agreements with new customers for our Content and Platform Services segment. On June 28, 2012, we acquired Banks.com and its subsidiaries, including their revenue arrangements. However, no other new customers have been secured nor have any revenues been generated through the date of filing of this document.  Based on our current financial projections, we believe we have sufficient existing cash resources to fund operations through October 2012.  We plan to fund our future operations through revenue growth in the Brands and Content and Platform Services segments. However, current revenue growth expectations are not sufficient to sustain operations. As such, we must obtain additional equity financing and/or divest of certain assets or components of our business, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that could be obtained would substantially dilute existing stockholders.   There is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. There can be no assurance that we will be successful at raising capital, generating more revenues or divesting any of our assets. Any failure by us to successfully implement these plans would have a material adverse effect on our business, including the possible inability to continue operations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal accounting officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In light of the restatement of our financial statements for the quarter-ended June 30, 2012 that is described in Note 11 to the accompanying condensed financial statements, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

The Company is committed to a strong internal control environment. Therefore, in consideration of the restatement described in Note 11, the Company implemented new disclosure policies and procedures in order to remediate the deficiency noted above. The new disclosure policies and procedures were fully implemented as of September 26, 2013, the report date.

.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2012, the Company entered into definitive equity financing agreements with accredited and institutional investors to raise funds in the amount of $4.25 million through a private placement. In connection with the transaction, the Company issued to investors common stock priced at $4.50 per share. Investors also received warrants to acquire shares of common stock at an exercise price of $6.81 per share, in the amount of 25% of the number of shares of common stock that the investors purchased. On February 29, 2012, the Company received $4.25 million in cash and issued to the investors a total of 944,777 shares of common stock and warrants to acquire an additional 236,194 shares of common stock. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share. In addition, the exercise price will be subject to weighted average anti-dilution provision, such that the exercise price will be adjusted downward (commonly referred to as a "down-round" provision) on a weighted average basis to the extent the Company issues common stock or common stock equivalents in a financing transaction at a price below the prevailing warrant exercise price (See Note 11). The Company also paid an additional $0.1 million for stock issuance costs, which were charged to additional paid in capital .

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

_________________________

*These exhibits are furnished to the SEC as accompanying documents and are not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these Sections nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMARK MEDIA, INC.

Date: September 26, 2013	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)