Form 10-Q/A
period 2012-09-30
Remark Media, Inc.
filed 2013-09-26
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 4

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

The total number of pages is 36

EXPLANATORY NOTE

Subsequent to filing its Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on November 26, 2012, Remark Media, Inc. and its subsidiaries (the “Company”), together with its auditors, determined that it should have used derivative liability accounting to account for the fair value of the warrants issued by the Company in its February 2012 equity financing (the “Equity Financing”) in recording the proceeds received from that transaction, due to the anti-dilution provision associated with the exercise price of the warrants. The Company previously recorded all of the proceeds from the Equity Financing as stockholders' equity. See Note 12 to the condensed financial statements included in this Amendment No. 4 for further information relating to the restatements.

As a result, to correct those non-cash accounting errors, the Company is filing this Amendment No. 4 to the Form 10-Q (“Amendment No. 4”) for the purpose of restating its condensed financial statements for the three and nine months ended September 30, 2012 included in Part I, “Item 1. Financial Statements.” Conforming changes have been made to Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, Part I, “Item 4. Controls and Procedures” has been revised to reflect management’s re-evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Part II, “Item 6. Exhibits” has been amended to include new certifications, as reflected in Exhibits 31.1, 32.1.

Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q are the only portions of the Form 10-Q being amended and restated by this Amendment No. 4. The Company has not modified or updated disclosures presented in the Form 10-Q, except to reflect the effects of the restatements. This Amendment No. 4 does not reflect events occurring after the original filing date of the Form 10-Q on November 26, 2012, and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein with respect to the restatements. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Amendment No. 4 should be read in conjunction with the Form 10-Q and the Company’s filings with the SEC subsequent to the filing of the Form 10-Q on November 26, 2012.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2012 and 2011 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

Signature		36

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2012	2011
Assets	(Restated - Note 12)
Current assets
Cash and cash equivalents	$692,675	$1,531,502
Trade accounts receivable, net	156,020	21,730
Trade accounts receivable due from affiliates	-	302,129
Prepaid expenses and other current assets	165,528	393,989
Total current assets	1,014,223	2,249,350
Property and equipment, net	858,312	364,386
Investment in unconsolidated affiliate	847,756	905,852
License to operate in China	100,000	100,000
Intangibles assets, net	1,756,233	16,429
Goodwill	1,593,495	-
Other long-term assets	95,000	100,000
Total assets	$6,265,019	$3,736,017

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$564,998	$93,806
Advances from shareholder	71,844	85,745
Accrued expenses and other current liabilities	336,015	547,569
Derivative liability	243,398	-
Current portion of capital lease obligations	111,794	-
Total current liabilities	1,328,049	727,120
Long-term liabilities
Deferred tax liabilities	25,000	25,000
Other long-term liabilities	304,350	290,714
Capital lease obligations, less current portion	335,298	-
Total liabilities	1,992,697	1,042,834

Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 7,117,744 and 5,422,295 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	7,118	5,422
Additional paid-in-capital	107,153,321	101,444,780
Accumulated other comprehensive income	13,699	16,881
Accumulated deficit	(102,901,816)	(98,773,900)
Total stockholders’ equity	4,272,322	2,693,183
Total liabilities and stockholders’ equity	$6,265,019	$3,736,017

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Restated - Note 12)		(Restated - Note 12)

Operating revenue
Brands	$263,119	$37,396	$320,233	$103,408
Content and platform services to affiliates	-	1,172,883	-	3,934,102
Total revenue	263,119	1,210,279	320,233	4,037,510

Operating expenses
Sales and marketing	108,382	218	215,542	14,517
Content, technology and development	608,244	863,593	1,307,259	3,082,743
General and administrative	1,328,844	1,349,292	3,583,020	3,950,147
Impairment loss	-	381,000	-	381,000
Depreciation and amortization expense	149,689	73,973	202,213	203,163
Total operating expenses	2,195,159	2,668,076	5,308,034	7,631,570

Operating loss	(1,932,040)	(1,457,797)	(4,987,801)	(3,594,060)

Other income (expense)
Gain on change in fair value of derivative liability	269,852	-	964,380	-
Interest expense	(11,505)	(37,075)	(38,630)	(86,443)
Other income	(14,876)	159	(7,769)	1,380
Total other income (expense)	243,471	(36,916)	917,981	(85,063)

Loss before gain (loss) from equity-method investments	(1,688,569)	(1,494,713)	(4,069,820)	(3,679,123)
Proportional share in loss of equity-method investments	(739,704)	(1,143,499)	(2,553,086)	(1,624,950)
Change of interest gain of equity-method investments (Note 3)	-	407,376	2,494,990	407,376

Net loss before benefit from income taxes	(2,428,273)	(2,230,836)	(4,127,916)	(4,896,697)

Income tax benefit	-	95,250	-	95,250

Net loss	$(2,428,273)	$(2,135,586)	$(4,127,916)	$(4,801,447)

Net loss per share
Net loss per share, basic and diluted	$(0.38)	$(0.39)	$(0.68)	$(0.89)

Basic and diluted weighted average shares outstanding	6,414,200	5,408,455	6,089,553	5,401,807
Comprehensive loss
Net loss	$(2,428,273)	$(2,135,586)	$(4,127,916)	$(4,801,447)
Cumulative translation adjustments	1,179	(32,993)	(3,182)	(22,731)
Total comprehensive loss	$(2,427,094)	$(2,168,579)	$(4,131,098)	$(4,824,178)

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

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, with net proceeds expected to be $1.7 millon, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Co-Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  This Term Loan Agreement was approved by the Audit Committee of the Board, which believes the related party transaction was negotiated as an arms-length transaction. The Company expects the funding of this loan to close by November 30, 2012.  See Note 11, Subsequent Events, for a description of the terms of  such Loan Agreement.

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

Assumptions used in calculating the fair value of these warrants were noted as follows (including assumptions used in calculating the transaction date fair value for the warrants issued in the February 2012 Equity Financing):

	September 30, 2012	February 27, 2012

Annual rate of quarterly dividend	0.00%	0.00%
Expected volatility	90.0%	90.0%
Risk free interest rate	0.53%	0.61%
Expected remaining term (in years)	2.41 - 4.91	3.01 - 5.50

In addition to the assumptions above, the Company takes into consideration whether or not it would participate in another round of equity financing and, if so, what the stock price would be for such a financing at that time.

At September 30, 2012 and December 31, 2011, the fair value of liability classified warrants were as follows:

	September 30, 2012	December 31, 2011
	(Restated)

Derivative liabilities	$243,398	$-

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

Balance at January 1, 2012	$-
Fair value of warrants issued in February 2012	1,207,778
Decrease in fair value resulting in gain	(964,380)
Fair value at September 30, 2012	$243,398

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

Tangible assets
Current assets	$281,038
Fixed assets	54,358
Other long-term assets	53,686
Total tangible assets	389,082

Intangible assets
Customer relationships	680,000
Domain names	1,180,000
Total intangible assets	1,860,000

Liabilities assumed	(1,023,619)
Total identifiable net assets	1,225,463

Goodwill	1,593,495

Total purchase price	$2,818,958

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

	Unaudited pro forma results of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$263,119	$1,823,279	$2,192,737	$8,009,510
Operating loss	(1,932,040)	(2,401,797)	(5,102,088)	(4,657,060)
Net loss (restated)	(2,428,273)	(3,102,586)	(4,942,915)	(5,991,447)

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

Operating results regarding reportable segments for the three months and nine months ended September 30, 2012 and 2011 are presented in the following tables:

	Brands	Content and Platform Services	Corporate	Total
Three Months Ended September 30, 2012 (As restated)

Revenue	$263,119	$-	$-	$263,119

Operating loss	(27,084)	-	(1,904,956)	(1,932,040)
Gain on change in fair value of derivative liability - restated	-	-	269,852	269,852
Interest expense	-	-	(11,505)	(11,505)
Other income (expense) including loss on equity-method investment	(210)	-	(754,370)	(754,580)
Net loss	$(27,294)	$-	$(2,400,979)	$(2,428,273)

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

	Brands	Content and Platform Services	Corporate	Total
Three Months Ended September 30, 2011

Revenue	$37,396	$1,172,883	$-	$1,210,279

Operating (loss) income	(166,355)	405,496	(1,696,938)	(1,457,797)
Interest expense	(49)	-	(37,026)	(37,075)
Other income (expense) including loss on equity-method investment	3,644	-	(644,358)	(640,714)
Net (loss) income	$(162,760)	$405,496	$(2,378,322)	$(2,135,586)

	Brands	Content and Platform Services	Corporate	Total
Nine Months Ended September 30, 2012 (As restated)

Revenue	$320,233	$-	$-	$320,233

Operating loss	(147,924)	-	(4,839,877)	(4,987,801)
Gain on change in fair value of derivative liability - restated	-	-	964,380	964,380
Interest expense	-	-	(38,630)	(38,630)
Other income including loss on equity-method investment	4,951	-	(70,816)	(65,865)
Net loss	$(142,973)	$-	$(3,984,943)	$(4,127,916)

	Brands	Content and Platform Services	Corporate	Total
Nine Months Ended September 30, 2011

Revenue	$103,408	$3,934,102	$-	$4,037,510

Operating (loss) income	(589,285)	1,265,606	(4,270,381)	(3,594,060)
Interest expense	(49)	-	(86,394)	(86,443)

Other expense including loss on equity-method investment	3,266	-	(1,124,210)	(1,120,944)
Net (loss) income	$(586,068)	$1,265,606	$(5,480,985)	$(4,801,447)

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

7. CAPITAL LEASES

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

8.  COMMITMENTS AND CONTINGENCIES

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

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

9.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

Issuance of Common Shares

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

 Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Loss per share:
Net loss	$(2,428,273)	$(2,135,586)	$(4,127,916)	$(4,801,447)

Weighted average shares outstanding	6,414,200	5,408,455	6,089,553	5,401,807

Net loss per share, basic and diluted	$(0.38)	$(0.39)	$(0.68)	$(0.89)

Common shares and dilutive securities:
Weighted average shares outstanding	6,414,200	5,408,455	6,089,553	5,401,807
Dilutive securities	-	-	-	-

Total common shares and dilutive securities	6,414,200	5,408,455	6,089,553	5,401,807

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

12. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to filing the quarterly report Form 10-Q for the quarter ended September 30, 2012, the Company determined that it should have used derivative liability accounting to account for the fair value of the warrants issued in the its February 27, 2012 Equity Financing in recording the proceeds received, due to the down round provision associated with the exercise price of the warrants. The Company previously recorded all of the proceeds from the Equity Financing as stockholders' equity. In recording the proceeds received, due to the down round provision associated with the exercise price of the warrants, the fair value of the warrants should have been recorded as a liability as of the February 27, 2012 with a corresponding decrease in equity. Changes in the fair value of these warrants should have been recognized as other income or expense in the condensed consolidated statements of operations.

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

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

The impact of the restatement is reflected below for the periods indicated:

	As of September 30, 2012
	As previously reported	Adjustment	As restated
Balance sheets:

Total assets	$6,265,019	$-	$6,265,019

Current liabilities
Derivative liabilities	-	243,398	243,398
All other current liabilities	1,084,651	-	1,084,651
Total current liabilities	1,084,651	243,398	1,328,049
All other liabilities	664,648	-	664,648
Total liabilities	1,749,299		1,992,697
Preferred shares	-	-	-
Common stock	7,118	-	7,118
Additional paid-in capital	108,361,099	(1,207,778)	107,153,321
Accumulated other comprehensive income (loss)	13,699	-	13,699
Accumulated deficit	(103,866,196)	964,380	(102,901,816)
Stockholders' equity	4,515,720	(243,398)	4,272,322
Total liabilities and stockholders' equity	$6,265,019	$-	$6,265,019

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Statement of operations:
Operating Loss	$(1,932,040)	$-	$(1,932,040)	$(4,987,801)	$-	$(4,987,801)
Gain on change in fair value of derivative liability	-	269,852	269,852	-	964,380	964,380
All other income (expense) items	(766,085)	-	(766,085)	(104,495)	-	(104,495)
Net loss	$(2,698,125)	$269,852	$(2,428,273)	$(5,092,296)	$964,380	$(4,127,916)
Net loss per share (basic and diluted)	$(0.42)	$0.04	$(0.38)	$(0.84)	$0.16	$(0.68)

Weighted average shares outstanding	6,414,200		6,414,200	6,089,553		6,089,553

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

Results of Operations

The following table sets forth our operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Restated - Note 12)		(Restated - Note 12)

Operating revenue
Brands	$263,119	$37,396	$320,233	$103,408
Content and platform services to affiliates	-	1,172,883	-	3,934,102
Total revenue	263,119	1,210,279	320,233	4,037,510

Operating expenses
Sales and marketing	108,382	218	215,542	14,517
Content, technology and development	608,244	863,593	1,307,259	3,082,743
General and administrative	1,328,844	1,349,292	3,583,020	3,950,147
Impairment loss	-	381,000	-	381,000
Depreciation and amortization expense	149,689	73,973	202,213	203,163
Total operating expenses	2,195,159	2,668,076	5,308,034	7,631,570

Operating loss	(1,932,040)	(1,457,797)	(4,987,801)	(3,594,060)

Other income (expense)
Gain on change in fair value of derivative liability	269,852	-	964,380	-
Interest expense	(11,505)	(37,075)	(38,630)	(86,443)
Other income	(14,876)	159	(7,769)	1,380
Total other income (expense)	243,471	(36,916)	917,981	(85,063)

Loss before gain (loss) from equity-method
investments	(1,688,569)	(1,494,713)	(4,069,820)	(3,679,123)
Proportional share in loss of equity-method
investments	(739,704)	(1,143,499)	(2,553,086)	(1,624,950)
Change of interest gain of equity-method
investments (Note 3)	-	407,376	2,494,990	407,376

Net loss before benefit from income taxes	(2,428,273)	(2,230,836)	(4,127,916)	(4,896,697)

Income tax benefit	-	95,250	-	95,250

Net loss	$(2,428,273)	$(2,135,586)	$(4,127,916)	$(4,801,447)

Net loss per share
Net loss per share, basic and diluted	$(0.38)	$(0.39)	$(0.68)	$(0.89)

Basic and diluted weighted average
shares outstanding	6,414,200	5,408,455	6,089,553	5,401,807
Comprehensive loss
Net loss	$(2,428,273)	$(2,135,586)	$(4,127,916)	$(4,801,447)
Cumulative translation adjustments	1,179	(32,993)	(3,182)	(22,731)
Total comprehensive loss	$(2,427,094)	$(2,168,579)	$(4,131,098)	$(4,824,178)

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

Gain on Change in Fair Value of Derivative Liability

The gain on change in fair value of the derivative liability for the three months and nine months ended September 30, 2012 was $0.3 million and $1.0 million, respectively. The decrease since the transaction date is due to the decline in the Company's closing stock price, remaining expected life, and the risk free rate.

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

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, with net proceeds expected to be $1.7 millon, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Co-Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  This Term Loan Agreement was approved by the Audit Committee of the Board, which believes the related party transaction was negotiated as an arms-length transaction.  The Company expects the funding of this loan to close by November 30, 2012. See Note 11, Subsequent Events, for a description of the terms of  such Loan Agreement.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal accounting officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In light of the restatement of our financial statements for the quarter-ended September 30, 2012 that is described in Note 12 to the accompanying condensed financial statements, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

The Company is committed to a strong internal control environment. Therefore, in consideration of the restatement described in Note 12, the Company implemented new disclosure policies and procedures in order to remediate the deficiency noted above. The new disclosure policies and procedures were fully implemented as of September 26, 2013, the report date.

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

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, with net proceeds expected to be $1.7 millon, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Co-Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  This Term Loan Agreement was approved by the Audit Committee of the Board, which believes the related party transaction was negotiated as an arms-length transaction. The Company expects the funding of this loan to close by November 30, 2012. See Note 11, Subsequent Events, for a description of the terms of  such Loan Agreement.

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

_________________________

*Confidential treatment had been requested as to a portion of these exhibits, which portion had been omitted and filed separately with the Securities and Exchange Commission.

**These exhibits are furnished to the SEC as accompanying documents and are not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these Sections nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMARK MEDIA, INC.

Date: September 26, 2013	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Co-Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)