Form 10-K/A
period 2012-12-31
Remark Media, Inc.
filed 2013-09-26
CIK 1368365

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

Documents incorporated by reference:

None

EXPLANATORY NOTE

Subsequent to filing its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on April 15, 2013, Remark Media, Inc. and its subsidiaries (the “Company”), together with its auditors, determined that it should have used derivative liability accounting to account for the fair value of the warrants issued by the Company in its February 2012 equity financing (the “Equity Financing”) in recording the proceeds received from that transaction, due to the anti-dilution provision associated with the exercise price of the warrants. The Company previously recorded all of the proceeds from the Equity Financing as equity. See Note 18 to the financial statements included in this Amendment No. 1 for further information relating to the restatements.

As a result, the Company is filing this Amendment No. 1 to the 2012 Form 10-K (“Amendment No. 1”) for the purpose of restating its financial statements for the year ended December 31, 2012 included in “Item 8. Financial Statements and Supplementary Data,” to correct that non-cash accounting error. Conforming changes have been made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, “Item 9A. Controls and Procedures” has been revised to reflect management’s re-evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. “Item 15. Exhibits and Financial Statement Schedules” has been amended to include a new consent from the Company’s independent registered public accounting firm as reflected in Exhibit 23.1, and new certifications as reflected in Exhibits 31.1and 32.1.

Items 7, 8, 9A and 15 of the 2012 Form 10-K are the only portions of the 2012 Form 10-K being amended and restated by this Amendment No. 1. The Company has not otherwise modified or updated disclosures presented in the 2012 Form 10-K, except to reflect the effects of the restatements. This Amendment No. 1 does not reflect events occurring after the original filing date of the 2012 Form 10-K on April 15, 2013, and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein with respect to the restatements. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the 2012 Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the 2012 Form 10-K and the Company’s filings with the SEC subsequent to the filing of the 2012 Form 10-K. The Company also filed amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012, June 30, 2012, September 30, 2012, and March 31, 2013, regarding the above-described non-cash accounting error.

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

Available Information

Remark Media’s website address is www.remarkmedia.com.   Information on our website is not incorporated by reference into the Form 10-K or this Form 10-K/A and should not be considered a part of this report.  We make available free of charge through our website our annual reports on Form 10-K, including this Form 10-K/A; quarterly reports on Form 10-Q, including the Form 10-Q/A; current reports on Form 8-K; and all amendments to those reports in addition to other SEC reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

Results of Operations – Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth our consolidated results of operations for the years ended December 31, 2012 and 2011.

	Twelve Months Ended December 31,
	2012	2011
	(Restated - Note 18)

Operating revenue
Brands	$500,890	$140,702
Content and platform services to affiliates	-	4,851,224
Total revenue	500,890	4,991,926

Operating expenses
Sales and marketing	91,467	19,225
Content, technology and development	75,720	3,187,379
General and administrative	6,150,269	5,900,771

Impairment loss	412,979	381,000
Depreciation and amortization expense	232,574	220,327
Total operating expenses	6,963,009	9,708,702

Operating loss	(6,462,119)	(4,716,776)

Other income (expense)
Gain on change in fair value of derivative liability	930,132	-
Interest expense	(64,838)	(123,480)
Other income (expense)	12,970	6,769
Total other income (expense)	878,264	(116,711)

Loss before gain (loss) from equity-method investments	(5,583,855)	(4,833,487)
Change of interest gain of equity-method investments	2,494,990	407,376
Proportional share in loss of equity-method investment	(2,948,206)	(2,473,659)

Net loss before benefit from income taxes	(6,037,071)	(6,899,770)

Income tax (expense) benefit	(1,531)	95,250

Net loss	$(6,038,602)	$(6,804,520)

Net loss per share
Net loss per share, basic and diluted	$(0.91)	$(1.26)

Basic and diluted weighted average shares outstanding	6,605,563	5,416,109
Comprehensive loss
Net loss	$(6,038,602)	$(6,804,520)
Cumulative translation adjustments	(11,511)	(21,650)
Total comprehensive loss	$(6,050,113)	$(6,826,170)

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

Gain on Change in Fair Value of Derivative Liability

The gain on change in fair value of derivative liability was approximately $0.9 million as of December 31, 2012. Since the February 27, 2012 transaction date, the gain on change in fair value of derivative liability increased principally from the decrease in the expected remaining life, risk free rate, and stock price which was offset by the weighted average adjustment (decrease) in the strike price and increase in the volatility rate.

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

Loss from Equity-Method Investments and Change of Interest Gain

We accounted for our investment in Sharecare under the equity method of accounting through November 2012.  In December, the Company moved to the cost method of accounting (see Note 3).  Under the equity method through November 2012, we recorded a loss of $0.4 million.  For the year ended December 31, 2011, we recorded a loss of $2.1 million. These losses represent our share in Sharecare’s loss during those periods, which was offset by the change in interest gain.

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

Derivative Liability for Warrants to Purchase Common Stock

The Company's derivative liability for warrants represents the fair value of warrants issued in connection with equity financing related to the Banks.com acquisition on February 27, 2012 ("Equity Financing"). These warrants are presented as liabilities based on certain exercise price reductions provisions. The liability, which is recorded at the fair value on the balance sheet, is calculated using the Monte Carlo simulation valuation method. The change in the fair value of these warrants is recognized as other income or expense in the consolidated statement of operations.

Recent Accounting Pronouncements

We are subject to recent accounting pronouncements, as described in detail in Note 2 to our consolidated financial statements included in Item 8 herein.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company incurred cumulative net losses since inception of approximately $104.8 million (as restated) and cash used in operating activities of approximately $7.9 million during the two years ended December 31, 2012.  These factors, among others as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 18, the financial statements as of and for the year-ended December 31, 2012 have been restated.
/s/ Cherry Bekaert LLP

Atlanta, GA

September 26, 2013

REMARK MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2012	2011
Assets	(Restated - Note 18)
Current assets
Cash and cash equivalents	$1,355,332	$1,531,502
Trade accounts receivable, net	101,865	21,730
Trade accounts receivable due from affiliates	-	302,129
Prepaid expenses and other current assets	503,256	393,989
Total current assets	1,960,453	2,249,350
Property and equipment, net	400,526	364,386
Investment in unconsolidated affiliate	452,636	905,852
Intangibles assets, net	1,854,108	116,429
Goodwill	1,584,976	-
Other long-term assets	106,476	100,000
Total assets	$6,359,175	$3,736,017

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$516,623	$93,806
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	459,548	547,569
Derivative liability	277,646	-
Current portion of capital lease obligations	117,549	-
Total current liabilities	1,457,111	727,120
Long-term liabilities
Deferred tax liabilities	25,000	25,000
Other long-term liabilities	282,791	290,714
Capital lease obligations, less current portion	294,214	-
Long-term debt with related party	1,800,000	-
Total liabilities	3,859,116	1,042,834

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 7,113,744 and 5,422,295 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	7,114	5,422
Additional paid-in-capital	107,300,077	101,444,780
Accumulated other comprehensive income	5,370	16,881
Accumulated deficit	(104,812,502)	(98,773,900)
Total stockholders’ equity	2,500,059	2,693,183
Total liabilities and stockholders’ equity	$6,359,175	$3,736,017

The accompanying notes are an integral part of these consolidated financial statements.

REMARK MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

	Twelve Months Ended December 31,
	2012	2011
	(Restated - Note 18)

Operating revenue
Brands	$500,890	$140,702
Content and platform services to affiliates	-	4,851,224
Total revenue	500,890	4,991,926

Operating expenses
Sales and marketing	91,467	19,225
Content, technology and development	75,720	3,187,379
General and administrative	6,150,269	5,900,771

Impairment loss	412,979	381,000
Depreciation and amortization expense	232,574	220,327
Total operating expenses	6,963,009	9,708,702

Operating loss	(6,462,119)	(4,716,776)

Other income (expense)
Gain on change in fair value of derivative liability	930,132	-
Interest expense	(64,838)	(123,480)
Other income (expense)	12,970	6,769
Total other income (expense)	878,264	(116,711)

Loss before gain (loss) from equity-method investments	(5,583,855)	(4,833,487)
Change of interest gain of equity-method investments	2,494,990	407,376
Proportional share in loss of equity-method investment	(2,948,206)	(2,473,659)

Net loss before benefit from income taxes	(6,037,071)	(6,899,770)

Income tax (expense) benefit	(1,531)	95,250

Net loss	$(6,038,602)	$(6,804,520)

Net loss per share
Net loss per share, basic and diluted	$(0.91)	$(1.26)

Basic and diluted weighted average shares outstanding	6,605,563	5,416,109
Comprehensive loss
Net loss	$(6,038,602)	$(6,804,520)
Cumulative translation adjustments	(11,511)	(21,650)
Total comprehensive loss	$(6,050,113)	$(6,826,170)

The accompanying notes are an integral part of these consolidated financial statements

REMARK MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Years Ended December 31, 2012 (Restated) and 2011)

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
	Common Stock		Capital	Income (Loss)	Deficit	Equity
	Shares	Amount

Balance as of December 31, 2010	5,375,455	$5,375	$100,701,356	$38,531	$(91,969,380)	$8,775,882

Net loss	-	-	-	-	(6,804,520)	(6,804,520)
Foreign currency translation adjustments	-	-	-	(21,650)	-	(21,650)

Restricted stock vesting	49,000	49	(49)	-	-	-
Forfeited restricted stock	(2,160)	(2)	2	-	-	-
Stock-based compensation	-	-	615,367	-	-	615,367
Warrants issued	-	-	128,104	-	-	128,104
Balance as of December 31, 2011	5,422,295	5,422	101,444,780	16,881	(98,773,900)	2,693,183

Net loss (as restated)	-	-	-	-	(6,038,602)	(6,038,602)
Foreign currency translation adjustments	-	-	-	(11,511)	-	(11,511)

Restricted stock vesting	12,000	12	(12)	-	-	-
February 12, 2012 stock sale	944,777	945	2,642,328	-	-	2,643,273
Banks.com stock issuance	702,267	702	2,387,006	-	-	2,387,708
Stock-based compensation	-	-	826,008	-	-	826,008
Warrants exercised	32,405	33	(33)	-	-	-
Balance as of December 31, 2012 (as restated)	7,113,744	$7,114	$107,300,077	$5,370	$(104,812,502)	$2,500,059

The accompanying notes are an integral part of these consolidated financial statements.

REMARK MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Year Ended December 31,
	2012	2011
Cash Flows from operating activities:	(Restated - Note 18)
Net loss	$(6,038,602)	$(6,804,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of derivative liability	(930,132)	-
Depreciation and amortization	232,574	220,327
Impairment loss	412,979	381,000
Stock-based compensation	826,008	615,367
Deferred income taxes	-	(95,250)
Loss in equity-method investments	453,216	2,066,283
(Gain)/loss on disposal of assets	-	39,648
Changes in operating assets and liabilities:
Accounts receivable	7,782	21,011
Accounts receivable from affiliates	302,129	356,815
Prepaid expenses and other assets	(14,691)	220,289
Accounts payable, accrued expenses and other liabilities	(201,201)	26,190
Net cash used in operating activities	(4,949,938)	(2,952,840)

Cash flows from investing activities:
Purchases of property, equipment and software	(516,623)	(327,404)
Cash paid for acquisition	(317,503)	-
Other, net	9,888	3,765
Net cash used in investing activities	(824,238)	(323,639)

Cash flows from financing activities:
Proceeds from issuance of stock and warrants	3,850,451	-
Proceeds from Convertible Note with related party	1,800,000	-
Payments of debt issue costs	-	(20,000)
Payments on capital leases	(52,445)	-
Net cash used in financing activities	5,598,006	(20,000)

Net change in cash and cash equivalents	(176,170)	(3,296,479)
Impact of currency translation on cash	-	(15,912)
Cash and cash equivalents at beginning of year	1,531,502	4,843,893
Cash and cash equivalents at end of year	$1,355,332	$1,531,502

Supplemental disclosure of cash flow information:
Other non-cash financing and investing activities:
Debt issuance costs in the form of warrants	$-	$128,104
Stock issued for Banks.com acquisition	2,387,708	-
Stock issuance costs in the form of warrants	133,567	-

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

The Company has incurred net losses and generated substantial negative cash flow from operations in the year ended December 31, 2012 and in each fiscal year since its inception and has an accumulated deficit of $104.8 million as of December 31, 2012. The Company had minimal revenues in 2012 due to the termination of certain agreements in the Content and Platform Services segment at the end of 2011 and its transition to owning and operating its own digital media properties.  Since that time, the Company has been focused on building and acquiring wholly owned digital media properties for its Brands segment.

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

Derivative Liability for Warrants to Purchase Common Stock

The Company's derivative liability for warrants represents the fair value of warrants issued in connection with equity financing related to the Banks.com acquisition on February 27, 2012 ("Equity Financing"). These warrants are presented as liabilities based on certain exercise price reductions provisions. The liability, which is recorded at the fair value on the balance sheet, is calculated using the Monte Carlo simulation valuation method. The change in the fair value of these warrants is recognized as other income or expense in the consolidated statement of operations.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS), which amends Accounting Standards Codification (ASC) 820, Fair Value Measurements, and results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 is effective for annual reporting periods beginning after December 15, 2011, and as such, the Company has adopted this ASU beginning January 1, 2012. The Company has expanded its disclosure of Level 3 fair value measurements, including the disclosure of the most significant quantitative assumptions used in the valuation model.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”. The ASU prescribes technical corrections and improvements to the Accounting Standards Codification for source literature amendments, guidance clarification and reference correction, and relocated guidance within the Accounting Standards Codification. The ASU is effective for fiscal periods beginning after December 15, 2012. Adoption of this ASU will not have a material impact to the consolidated financial statements.

3.  TRANSACTIONS WITH SHARECARE

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

Assumptions used in calculating the fair value of these warrants were noted as follows (including assumptions used in calculating the transaction date fair value for the warrants issued in the February 2012 Equity Financing):

	December 31, 2012	February 27, 2012

Annual rate of quarterly dividend	0.00%	0.00%
Expected volatility	110.0%	90.0%
Risk free interest rate	0.66%	0.61%
Expected remaining term (in years)	2.16 - 4.65	3.01 - 5.50

In addition to the assumptions above, the Company takes into consideration whether or not it would participate in another round of equity financing and, if so, what the stock price would be for such a financing at that time.

At December 31, 2012 and  2011, the fair value of liability classified warrants were as follows:

	December 31, 2012	December 31, 2011
	(Restated)

Derivative liabilities	$277,646	$-

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

Balance at January 1, 2012	$-
Fair value of warrants issued in February 2012	1,207,778
Decrease in fair value resulting in gain	(930,132)
Fair value at December 31, 2012	$277,646

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the warrants exercise or expiration, at which time the liability will be reclassified to stockholders' equity.

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

	Year Ended December 31,
	12/31/2012	12/31/2011
(in thousands, except per share amounts)	(Unaudited)	(Unaudited)

Revenue	$2,377	$9,425
Net Loss (as restated)	(6,220)	(16,467)

Proforma net loss per common share
Basic and diluted (as restated)	$(0.89)	$(2.69)

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

Operating results regarding reportable segments for the years ended December 31, 2012 and 2011 are presented in the following tables:

	Brands	Content and Platform Services	Corporate	Total
Twelve Months Ended December 31, 2012
Revenue	$500,890	$-	$-	$500,890

Operating loss	(469,808)	(420,168)	(5,572,143)	(6,462,119)
Interest expense	(20,372)	-	(44,466)	(64,838)
Gain on change in fair value of derivative liability (as restated)	-	-	930,132	930,132
Other income (expense)	3,519	-	(443,765)	(440,246)
Income tax expense	-	-	(1,531)	(1,531)
Net loss	$(486,661)	$(420,168)	$(5,131,773)	$(6,038,602)

	Brands	Content and Platform Services	Corporate	Total
Twelve Months Ended December 31, 2011
Revenue	$140,702	$4,851,224	$-	$4,991,926

Operating (loss) income	(832,935)	1,666,693	(5,550,534)	(4,716,776)
Interest expense	(60)	-	(123,420)	(123,480)
Other income (expense)	4,638	-	(2,064,152)	(2,059,514)
Income tax benefit	-	-	95,250	95,250
Net (loss) income	$(828,357)	$1,666,693	$(7,833,356)	$(6,804,520)

	December 31, 2012	December 31, 2011

Total assets:
Brands	$3,052,504	$118,503
Content and platform services	-	302,129
Business segments	3,052,504	420,632
Corporate	3,306,671	3,315,385
Total assets	$6,359,175	$3,736,017

	December 31, 2012	December 31, 2011

Investment of unconsolidated entity:
Business segments	$-	$-
Corporate	452,636	905,852
Total investment in unconsolidated entity	$452,636	$905,852

	December 31, 2012	December 31, 2011

Loss in investment of unconsolidated entity:
Business segments	$-	$-
Corporate	(453,216)	(2,066,283)
Total loss in investment of unconsolidated entity	$(453,216)	$(2,066,283)

	December 31, 2012	December 31, 2011

Revenues
United States	$423,670	$4,851,224
Brazil	73,884	115,552
China	3,336	25,150
Total	$500,890	$4,991,926

	December 31, 2012	December 31, 2011

Long-lived assets
United States	$466,015	$414,856
Brazil	49,810	65,959
China	-	-
Total	$515,825	$480,815

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2012 and 2011, prepaid expenses and other current assets consisted of the following:

	December 31,
	2012	2011

Prepaid insurance	$160,131	$326,482
Deposits and other current assets	343,125	67,507
Total	$503,256	$393,989

8.  GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		Year Ended December 31,
	Life	12/31/2012	12/31/2011

Domain names	8 years	$1,196,429	$16,429
Customer relationships	7 years	680,000	-
License to operate in China	Indefinite	100,000	100,000
		1,976,429	116,429
Accumlated amortization		(122,321)	-
		$1,854,108	$116,429

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

2013	$244,643
2014	244,643
2015	244,643
2016	244,643
2017	244,643
Thereafter	514,464

Amortization expense was $122,321 and $0 for the years ended December 31, 2012 and 2011, respectively.

Changes in the carrying amount of goodwill for the year ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	12/31/2012	12/31/2011

Beginning balance	$-	$-
Goodwill acquired - Banks.com	1,584,976	-
Total	$1,584,976	$-

9.  PROPERTY, EQUIPMENT AND SOFTWARE

As of December 31, 2012 and 2011, property, equipment and software consisted of the following:

	December 31,
	2012	2011

Computer equipment	$617,234	$593,177
Furniture and fixtures	192,099	198,231
Software	319,889	359,946
Capitalized software	153,987	-
Leasehold improvements	218,144	214,811
Total	1,501,353	1,366,165
Less accumulated depreciation and amortization	(1,100,827)	(1,001,779)
Property, equipment and software, net	$400,526	$364,386

Depreciation and amortization expense was $0.1 million and $0.2 million for the years ended December 31, 2012, and 2011, respectively.  At December 31, 2012, the U.S. operations and Brazil operations own approximately 91% and 9% of property, equipment and software, net of accumulated depreciation and amortization, respectively.

10.  INCOME TAXES

For the years ended December 31, 2012 and 2011, the benefit from income taxes is comprised of the following

	Year Ended December 31,
	2012		2011
Current:	$		$
Federal		-		-
State		-		-
Foreign		(1,531)		-
Total		(1,531)		-

Deferred:
Federal		-		-
State		-		-
Foreign		-		95,250
Total		-		95,250
Income tax (expense) benefit		$(1,531)		$95,250

The provision for income taxes for the years ended December 31, 2012 and 2011 differs from the amount computed by applying the U.S. income tax rate of 34% to loss before taxes as follows:

	Year Ended December 31,
	2012	2011

Computed "expected" tax benefit	$(2,052,604)	$(2,345,921)
Loss from equity-method investment	154,093	702,536
State taxes, net of federal benefit	(213,558)	(223,587)
Tax effect of change in valuation allowance	2,836,371	1,614,792
Tax effect of losses and rates in non-US jurisdictions	20,221	113,836
Tax effect of other permanent items	(744,523)	43,094
Other	1,531	-

Total	$1,531	$(95,250)

Loss before benefit from income taxes for the years ended December 31, 2012 and 2011, on a domestic versus foreign basis, consisted of the following:

	Year Ended December 31,
	2012	2011
	(Restated)
Domestic	$(5,893,648)	$(6,071,414)
Foreign	(143,423)	(828,356)

Total	$(6,037,071)	$(6,899,770)

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

12.  LONG-TERM DEBT WITH RELATED PARTY

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

13.  COMMITMENTS AND CONTINGENCIES

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

14.  STOCKHOLDERS’ EQUITY

Issuance of Common Shares

As stated in Note 1 of the condensed consolidated financial statements, in February 2012, the Company issued 944,777 common shares and warrants to acquired 236,194 common shares through a private placement in exchange of cash in the amount of $4.25 million. The warrants have a term of five years and six months and are not exercisable during the first six months after issuance. The exercise price of the warrants is $6.81 per share. In addition, the exercise price will be subject to weighted average anti-dilution provision, such that the exercise price will adjusted downward (commonly referred to as a "down-round" provision) on a weighted average basis to the extent the Company issues common stock or common stock equivalents in a financing transaction at a price below the prevailing warrant exercise price (See Note 18). The Company also paid an additional $0.1 million for stock issuance costs, which was charged against additional paid in capital. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share.

Under guidance in ASC 815-40, "Contracts in Entity's Own Stock", the down round provision contained in the warrants issued in connection with the Equity Financing requires derivative liability accounting treatment for the warrants. At December 31, 2012, the fair value of the warrants was $0.3 million. The fair value was calculated using the Monte Carlo simulation valuation model.

As discussed in Note 5 of the consolidated financial statements, on June 28, 2012, the Company issued 702,267 shares of common stock pursuant to the acquisition of Banks.com.  The Company recorded the fair value of the common stock at $3.40 per share based on the closing price of Remark Media’s common stock on the effective date of the acquisition.

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

15.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the Company’s basic and diluted earnings per share computations:

	Twelve Months Ended December 31,
	2012	2011
	(Restated)
Loss per share:
Net loss	$(6,038,602)	$(6,804,520)

Weighted average shares outstanding	6,605,563	5,416,109

Net loss per share, basic and diluted	$(0.91)	$(1.26)

Common shares and dilutive securities:
Weighted average shares outstanding	6,605,563	5,416,109
Dilutive securities	-	-

Total common shares and dilutive securities	6,605,563	5,416,109

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.  The number of anti-dilutive weighted average shares outstanding excluded from the calculation above was 990,968 and 1,109,019 for the years ended December 31, 2012 and 2011 respectively.

16.  RELATED PARTY TRANSACTIONS

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

17.  SUBSEQUENT EVENTS

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

18.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to filing the Annual Report on Form 10-K on April 15, 2013, the Company determined that it should have used derivative liability accounting to account for the fair value of the warrants issued in the Company's February 27, 2012 Equity Financing in recording the proceeds received, due to the down round provision associated with the exercise price of the warrants. The Company previously recorded all of the proceeds from the Equity Financing as stockholders' equity. In recording the proceeds received, due to the down round provision associated with the exercise price of the warrants, the fair value of the warrants should have been recorded as a liability as of the February 27, 2012 with a corresponding decrease in equity. Changes in the fair value of these warrants should have been recognized as other income or expense in the consolidated statements of operations.

The Company has calculated the fair value of the warrants issued in Equity Financing for each relevant reporting period using the Monte Carlo simulation method. The Company has restated its previously issued financial statements to correct the non-cash errors related to the derivative related to derivative warrant liability accounting for warrants issued in the February 2012 Equity Financing.

The impact of the restatement is reflected below for the periods indicated:

	As of December 31, 2012			As of September 30, 2012
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated
Balance sheets:

Total assets	$6,359,175	$-	$6,359,175	$6,265,019	$-	$6,265,019

Current liabilities
Derivative liabilities	-	277,646	277,646	-	243,398	243,398
All other current liabilities	1,179,465	-	1,179,465	1,084,651	-	1,084,651
Total current liabilities	1,179,465	277,646	1,457,111	1,084,651	243,398	1,328,049
All other liabilities	2,402,005	-	2,402,005	664,648	-	664,648
Total liabilities	3,581,470	277,646	3,859,116	1,749,299	243,398	1,992,697
Preferred shares	-	-	-	-	-	-
Common stock	7,114	-	7,114	7,118	-	7,118
Additional paid-in capital	108,507,855	(1,207,778)	107,300,077	108,361,099	(1,207,778)	107,153,321
Accumulated other comprehensive income (loss)	5,370	-	5,370	13,699	-	13,699
Accumulated deficit	(105,742,634)	930,132	(104,812,502)	(103,866,196)	964,380	(102,901,816)
Stockholders' equity	2,777,705		2,500,059	4,515,720		4,272,322
Total liabilities and stockholders' equity	$6,359,175	$-	$6,359,175	$6,265,019	$-	$6,265,019

	As of June 30, 2012			As of March 31, 2012
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated
Balance sheets:

Total assets	$8,888,540	$-	$8,888,540	$7,443,737	$-	$7,443,737

Current liabilities
Derivative liabilities	-	513,249	513,249	-	1,092,043	1,092,043
All other current liabilities	1,199,970	-	1,199,970	570,901	-	570,901
Total current liabilities	1,199,970	513,249	1,713,219	570,901	1,092,043	1,662,944
All other liabilities	705,996	-	705,996	327,500	-	327,500
Total liabilities	1,905,966	513,249	2,419,215	898,401	1,092,043	1,990,444
Preferred shares	-	-	-	-	-	-
Common stock	7,118	-	7,118	6,383	-	6,383
Additional paid-in capital	108,131,200	(1,207,778)	106,923,422	105,523,453	(1,207,778)	104,315,675
Accumulated other comprehensive income (loss)	12,327	-	12,327	11,148	-	11,148
Accumulated deficit	(101,168,071)	694,528	(100,473,543)	(98,995,648)	115,735	(98,879,913)
Stockholders' equity	6,982,574		6,469,325	6,545,336		5,453,293
Total liabilities and stockholders' equity	$8,888,540	$-	$8,888,540	$7,443,737	$-	$7,443,737

	Twelve Months Ended December 31, 2012			Nine Months Ended September 30, 2012
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Statement of operations:
Operating Loss	$(6,462,119)	$-	$(6,462,119)	$(4,987,801)	$-	$(4,987,801)
Gain on change in fair value of derivative liability	-	930,132	930,132	-	964,380	964,380
All other income (expense) items	(506,615)	-	(506,615)	(104,495)	-	(104,495)
Net loss	$(6,968,734)	$930,132	$(6,038,602)	$(5,092,296)	$964,380	$(4,127,916)
Net loss per share (basic and diluted)	$(1.05)	$0.14	$(0.91)	$(0.84)	$0.16	$(0.68)

Weighted average shares outstanding	6,605,563		6,605,563	6,089,553		6,089,553

	Three Months Ended September 30, 2012			Six Months Ended June 30, 2012
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Statement of operations:
Operating Loss	$(1,932,040)	$-	$(1,932,040)	$(3,055,761)	$-	$(3,055,761)
Gain on change in fair value of derivative liability	-	269,852	269,852	-	694,528	694,528
All other income (expense) items	(766,085)	-	(766,085)	661,590	-	661,590
Net loss	$(2,698,125)	$269,852	$(2,428,273)	$(2,394,171)	$694,528	$(1,699,643)
Net loss per share (basic and diluted)	$(0.42)	$0.04	$(0.38)	$(0.39)	$0.11	$(0.28)

Weighted average shares outstanding	6,414,200		6,414,200	6,089,553		6,089,553

	Three Months Ended June 30, 2012			Three Months Ended March 31, 2012
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Statement of operations:
Operating Loss	$(1,581,628)	$-	$(1,581,628)	$(1,474,130)	$-	$(1,474,130)
Gain on change in fair value of derivative liability	-	578,793	578,793	-	115,735	115,735
All other income (expense) items	(590,793)	-	(590,793)	1,252,382	-	1,252,382
Net loss	$(2,172,421)	$578,793	$(1,593,628)	$(221,748)	$115,735	$(106,013)
Net loss per share (basic and diluted)	$(0.34)	$0.09	$(0.25)	$(0.04)	$0.02	$(0.02)

Weighted average shares outstanding	6,414,200		6,414,200	5,775,289		5,775,289

Certain amounts in the related statements of cash flows have been corrected, but those changes do not impact the net cash provided from or used in operating, investing, and financing activities.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal accounting officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In light of the restatement of our financial statements for the year-ended December 31, 2012 that is described in Note 18 to the accompanying financial statements, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this evaluation, our management concluded that we did not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control—Integrated Framework issued by the COSO.

 Changes in Internal Control over Financial Reporting

The Company is committed to a strong internal control environment. Therefore, in consideration of the restatement described in Note 18, the Company implemented new disclosure policies and procedures in order to remediate the deficiency noted above. The new disclosure policies and procedures were fully implemented as of September 26, 2013, the report date.

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

Remark Media, Inc.

Date: 9/26/2013	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in these capacities.

Name	Title

/s/ Kai-Shing Tao	Chief Executive Officer, Chairman of the Board of Directors (Principal	9/26/2013
Kai-Shing Tao	Executive Officer, Principal Financial Officer and Principal Accounting
Officer)

/s/ Theodore P. Botts	Member of the Board of Directors (Chairman of the Audit Committee)	9/26/2013
Theodore P. Botts

/s/ Robert Goldstein	Member of the Board of Directors	9/26/2013
Robert Goldstein

EXHIBIT INDEX

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

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