Form 10-Q/A
period 2013-03-31
Remark Media, Inc.
filed 2013-09-26
CIK 1368365

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

The total number of pages is 26

EXPLANATORY NOTE

Subsequent to filing its Quarterly Report on Form 10-Q for the period ended March 31, 2013 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on April 14, 2013, Remark Media, Inc. and its subsidiaries (the “Company”), together with its auditors, determined that it should have used derivative liability accounting to account for the fair value of the warrants issued by the Company in its February 2013 equity financing (the “Equity Financing”) in recording the proceeds received from that transaction, due to the anti-dilution provision associated with the exercise price of the warrants. The Company previously recorded all of the proceeds from the Equity Financing as stockholders' equity. See Note 11 to the condensed financial statements included in this Amendment No. 1 for further information relating to the restatements.

As a result, to correct those non-cash accounting errors, the Company is filing this Amendment No. 1 to the Form 10-Q (“Amendment No. 1”) for the purpose of restating its condensed financial statements for the three months ended March 31, 2013 included in Part I, “Item 1. Financial Statements.” Conforming changes have been made to Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, Part I, “Item 4. Controls and Procedures” has been revised to reflect management’s re-evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Part II, “Item 6. Exhibits” has been amended to include new certifications, as reflected in Exhibits 31.1, 32.1.

Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q are the only portions of the Form 10-Q being amended and restated by this Amendment No. 1. The Company has not modified or updated disclosures presented in the Form 10-Q, except to reflect the effects of the restatements. This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-Q on April 14, 2013, and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein with respect to the restatements. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q and the Company’s filings with the SEC subsequent to the filing of the Form 10-Q on April 14, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	March 31, 2013	December 31, 2012
Assets	(Restated - Note 11)	(Restated - Note 11)

Current assets
Cash and cash equivalents	$1,727,674	$1,355,332
Trade accounts receivable, net	240,244	101,865
Prepaid expenses and other current assets	753,880	503,256
Total current assets	2,721,798	1,960,453

Property and equipment, net	393,287	400,526
Investment in unconsolidated affiliate	229,929	452,636
Licenses to operate in China	100,000	100,000
Intangible assets, net	2,371,662	1,754,108
Goodwill	3,259,802	1,584,976
Other long-term assets	205,876	106,476
Total assets	$9,282,354	$6,359,175

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$387,278	$516,623
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	974,997	459,548
Derivative liability	260,404	277,646
Current portion of capital lease obligations	121,832	117,549
Total current liabilities	1,830,256	1,457,111

Long-term liabilities
Deferred tax liability	25,000	25,000
Other long-term liabilities	279,573	282,791
Capital lease obligations, less current portion	262,208	294,214
Long-term debt with related party	5,300,000	1,800,000
Total liabilities	7,697,037	3,859,116

Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 7,132,594 and 7,113,744 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	7,133	7,114
Additional paid-in-capital	107,425,431	107,300,077
Accumulated other comprehensive income	1,410	5,370
Accumulated deficit	(105,848,657)	(104,812,502)
Total stockholders’ equity	1,585,317	2,500,059
Total liabilities and stockholders’ equity	$9,282,354	$6,359,175

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ending March 31,
	2013	2012
	(Restated - Note 11)	(Restated - Note 11)

Operating revenue
Brands	$208,167	$24,111

Operating expenses
Sales and marketing	12,356	23,698
Content, technology and development	83,096	327,224
General and administrative	814,854	1,121,852
Depreciation and amortization expense	84,039	25,467
Total operating expenses	994,345	1,498,241

Operating loss	(786,178)	(1,474,130)

Other income (expense)
Interest expense	(44,355)	(24,684)
Gain on change in fair value of derivative liability	17,242	115,735
Other income (expense)	(157)	3,191
Total other income (expense)	(27,270)	94,242

Loss before loss from equity-method investments	(813,448)	(1,379,888)

Change of interest gain of equity-method investment	-	2,192,755
Proportional share in loss of equity-method investment	(222,707)	(918,880)

Loss before income taxes	(1,036,155)	(106,013)

Net loss	$(1,036,155)	$(106,013)

Net loss per share
Net loss per share, basic and diluted	$(0.15)	$(0.02)

Basic and diluted weighted average shares outstanding	7,125,215	5,775,289

Comprehensive loss
Net loss	$(1,036,155)	$(106,013)
Cumulative foreign currency translation adjustments	(3,960)	(5,733)

Total comprehensive loss	$(1,040,115)	$(111,746)

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

The Company uses model-derived valuations where inputs are both observable and unobservable in active markets to determine the fair value of certain common stock warrants on a recurring basis. The lowest level of significant inputs are classified as Level 3; thus, the common stock warrants are classified as Level 3. The Company utilized a Monte Carlo simulation valuation model to fair value the warrants.  The assumptions used in the model consist of the following variables: (i) annual rate of quarterly dividend; (ii) the expected remaining life of the warrant; (iii) the historical trends in stock price; and (iv) the risk-free interest rate.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

Assumptions used in calculating the fair value of these warrants were noted as follows:

	March 31, 2013	December 31, 2012

Annual rate of quarterly dividend	0.00%	0.00%
Expected volatility	110.0%	110.0%
Risk free interest rate	0.66%	0.66%
Expected remaining term (in years)	1.91 - 4.41	2.16 - 4.65

In addition to the assumptions above, the Company takes into consideration whether or not it would participate in another round of equity financing and, if so, what the stock price would be for such a financing at that time.

At March 31, 2013 and December 31, 2012, the fair value of liability classified warrants were as follows:

	March 31, 2013	December 31, 2012
	(Restated)	(Restated)

Derivative liabilities	$260,404	$277,646

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

Balance at January 1, 2012	$-
Fair value of warrants issued in February 2012	1,207,778
Decrease in fair value resulting in gain	(115,735)
Fair value at March 31, 2012	$1,092,043

Balance at January 1, 2013	$1,092,043
Decrease in fair value resulting in gain	(831,639)
Fair value at March 31, 2013	$260,404

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

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

Tangible assets
Current assets	$23,245
Fixed assets	5,282
Total tangible assets	28,527

Intangible assets
Domain names	640,000
Other intangible assets	38,715
Total intangible assets	707,242

Accounts payable	(7,068)
Total identifiable net assets	700,174

Goodwill	1,674,826

Total purchase price	$2,375,000

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

	Unaudited Pro Forma Results of Operations Results of Operations Three Months Ended March 31,
	2013	2012
Revenues	$244,854	$1,117,100
Operating Loss	(804,393)	(1,459,934)
Net Loss (restated)	$(1,053,513)	$(205,817)

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

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

8.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

 Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended March 31,
	2013	2012
	(Restated)
Loss per share:
Net loss	$(1,036,155)	$(106,013)

Weighted average shares outstanding	7,125,215	5,775,289

Net loss per share, basic and diluted	$(0.15)	$(0.02)

Common shares and dilutive securities:
Weighted average shares outstanding	7,125,215	5,775,289

Dilutive securities	-	-

Total common shares and dilutive securities	7,125,215	5,775,289

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

10. SUBSEQUENT EVENTS

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

11. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to filing the quarterly report Form 10-Q for the quarter ended March 31, 2013 on April 14, 2013, the Company determined that it should have used derivative liability accounting to account for the fair value of the warrants issued in the its February 27, 2013 Equity Financing in recording the proceeds received, due to the down round provision associated with the exercise price of the warrants. The Company previously recorded all of the proceeds from the Equity Financing as stockholders' equity. In recording the proceeds received, due to the down round provision associated with the exercise price of the warrants, the fair value of the warrants should have been recorded as a liability as of the February 27, 2013 with a corresponding decrease in equity. Changes in the fair value of these warrants should have been recognized as other income or expense in the condensed consolidated statements of operations.

The Company has calculated the fair value of the warrants issued in Equity Financing for each relevant reporting period using the Monte Carlo simulation method. The Company has restated its previously issued financial statements to correct the non-cash errors related to the derivative related to derivative warrant liability accounting for warrants issued in the February 2012 Equity Financing.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in U.S. Dollars)

The impact of the restatement is reflected below for the periods indicated:

	As of March 31, 2013						As of December 31, 2012
	As previously reported	Adjustment			As restated		As previously reported	Adjustment		As restated
Balance sheets:

Total assets	$9,282,354		$-	-		$9,282,354	$6,359,175	$-	-	$6,359,175

Current liabilities
Derivative liabilities	-		260,404	-		260,404	-	277,646	-	277,646
All other current liabilities	1,569,852		-	-		1,569,852	1,179,465	-	-	1,179,465
Total current liabilities	1,569,852		260,404	-		1,830,256	1,179,465	277,646	-	1,457,111
All other liabilities	5,866,781		-	-		5,866,781	2,402,005	-	-	2,402,005
Total liabilities	7,436,633		-	-		7,697,037	3,581,470	-	-	3,859,116
Preferred shares	-		-	-		-	-	-	-	-
Common stock	7,133		-	-		7,133	7,114	-	-	7,114
Additional paid-in capital	108,633,209		(1,207,778)	-		107,425,431	108,507,855	(1,207,778)	-	107,300,077
Accumulated other comprehensive income (loss)	1,410		-	-		1,410	5,370	-	-	5,370
Accumulated deficit	(106,796,031)		947,374	-	(105,848,657)		(105,742,634)	930,132	-	(104,812,502)
Stockholders' equity	1,845,721	-	(260,404)	-	-	1,585,317	2,777,705	(277,646)	-	2,500,059
Total liabilities and stockholders' equity	$9,282,354		$-	-		$9,282,354	$6,359,175	$-	-	$6,359,175

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Statement of operations:
Operating Loss	$(786,178)	$-	$(786,178)	$(1,474,130)	$-	$(1,474,130)
Gain on change in fair value of derivative liability	-	17,242	17,242	-	115,735	115,735
All other income (expense) items	(222,707)	-	(222,707)	1,252,382	-	1,252,382
Net loss	$(1,053,397)	$17,242	$(1,036,155)	$(221,748)	$115,735	$(106,013)
Net loss per share (basic and diluted)	$(0.15)	$0.00	$(0.15)	$(0.04)	$0.02	$(0.02)
	-		-	-		-
Weighted average shares outstanding	7,125,215		7,125,215	5,775,289		5,775,289

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

Results of Operations

The following table sets forth our operations for the three months ended March 31, 2013 and 2012:

	Three Months Ending March 31,
	2013	2012
	(Restated - Note 11)	(Restated - Note 11)

Operating revenue
Brands	$208,167	$24,111
Content and platform services from affiliates	-	-
Total revenue	208,167	24,111

Cost of services	-	-

Gross margin	208,167	24,111

Operating expenses
Sales and marketing	12,356	23,698
Content, technology and development	83,096	327,224
General and administrative	814,854	1,121,852
Depreciation and amortization expense	84,039	25,467
Total operating expenses	994,345	1,498,241

Operating loss	(786,178)	(1,474,130)

Other income (expense)
Interest expense	(44,355)	(24,684)
Gain on change in fair value of derivative liability	17,242	115,735
Other income (expense)	(157)	3,191
Total other income (expense)	(27,270)	94,242

Loss before loss from equity-method investments	(813,448)	(1,379,888)

Change of interest gain of equity-method investment	-	2,192,755
Proportional share in loss of equity-method investment	(222,707)	(918,880)

Loss before income taxes	(1,036,155)	(106,013)

Net loss	$(1,036,155)	$(106,013)

Net loss per share
Net loss per share, basic and diluted	$(0.15)	$(0.02)

Basic and diluted weighted average shares outstanding	7,125,215	5,775,289

Comprehensive loss

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

Gain in Change of Fair Value of Derivative Liability

The gain in change of fair value of the derivative liability was approximately $0.02 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. The decrease is primarily due to the decrease in the expected remaining life and the closing stock price.

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

The table below summarizes the change in our statement of cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Cash flows
Used in operating activities	$(737,844)	$(943,781)
Used in investing activities	(2,362,090)	(256,999)
Provided by financing activities	3,472,277	3,850,451
Net change in cash and cash equivalents	372,342	2,649,671
Impact of currency translation on cash	-	(7,097)
Cash and cash equivalents at beginning of year	1,355,332	1,531,502
Cash and cash equivalents at end of period	$1,727,674	$4,174,076

Noncash financing and investing activities	-	133,567

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal accounting officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In light of the restatement of our financial statements for the quarter-ended March 31, 2013 that is described in Note 11 to the accompanying condensed financial statements, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013

Changes in Internal Control over Financial Reporting

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