Form 10-Q
period 2013-09-30
Remark Media, Inc.
filed 2013-11-14
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-33720

________________________________________

REMARK MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1135689
(State of Incorporation)	(I.R.S. Employer
Identification Number)

3930 Howard Hughes Parkway, Suite 400 Las Vegas, Nevada 89169
(Address of principal executive offices, including zip code)
702-701-9514 (Registrant’s telephone number, including area code) 5 Concourse Parkway NE, Suite 2400 Atlanta, Georgia 30328
(Former name, former address, or former fiscal year, if changed since last report)

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

Yes ☐  No ☒

At November  14, 2013, the number of common shares outstanding was 10,910,872.

The total number of pages is 28

REMARK MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
Assets

Current assets
Cash and cash equivalents	$415,289	$1,355,332
Trade accounts receivable, net	119,699	101,865
Prepaid expenses and other current assets	1,099,176	503,256
Total current assets	1,634,164	1,960,453

Property and equipment, net	448,590	400,526
Investment in unconsolidated affiliate	229,929	452,636
Licenses to operate in China	100,000	100,000
Intangible assets, net	3,648,053	1,754,108
Goodwill	1,799,802	1,584,976
Other long-term assets	153,604	106,476
Total assets	$8,014,142	$6,359,175

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$868,395	$516,623
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	1,219,729	459,548
Derivative liability	640,676	277,646
Current portion of capital lease obligations	131,259	117,549
Total current liabilities	2,945,804	1,457,111

Long-term liabilities
Deferred tax liability	25,000	25,000
Other long-term liabilities	578,058	282,791
Capital lease obligations, less current portion	190,575	294,214
Long-term convertible debt with related party	5,800,000	1,800,000
Total liabilities	9,539,437	3,859,116

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 7,297,200 and 7,113,744 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	7,297	7,114
Additional paid-in capital	107,747,836	107,300,077
Accumulated other comprehensive income (loss)	(2,916)	5,370
Accumulated deficit	(109,277,513)	(104,812,502)
Total stockholders’ equity (deficit)	(1,525,296)	2,500,059
Total liabilities and stockholders’ equity (deficit)	$8,014,142	$6,359,175

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating revenue
Brands	$133,703	$263,119	$1,066,312	$320,233
Total revenue

Operating expenses
Sales and marketing	38,281	108,382	225,700	215,542
Content, technology and development	92,065	608,244	437,715	1,307,259
General and administrative	903,628	1,328,844	3,663,586	3,583,020
Depreciation and amortization expense	121,282	149,689	350,531	202,213
Total operating expenses	1,155,256	2,195,159	4,677,532	5,308,034

Operating loss	(1,021,553)	(1,932,040)	(3,611,220)	(4,987,801)

Other income (expense)
Gain (loss) on change in fair value of derivative liability	(161,911)	269,852	(363,030)	964,380
Interest expense	(110,363)	(11,505)	(267,908)	(38,630)
Other expense	(141)	(14,876)	(146)	(7,769)
Total other income (expense)	(272,415)	243,471	(631,084)	917,981

Loss before gain (loss) from equity-method investments	(1,293,968)	(1,688,569)	(4,242,304)	(4,069,820)

Change of interest gain of equity-method investment	-	-	-	2,494,990
Proportional share in loss of equity-method investment	-	(739,704)	(222,707)	(2,553,086)

Net loss from equity-method investment	-	(739,704)	(222,707)	(58,096)

Loss before income taxes	(1,293,968)	(2,428,273)	(4,465,011)	(4,127,916)

Income tax (benefit) expense	-	-	-	-

Net loss	$(1,293,968)	$(2,428,273)	$(4,465,011)	$(4,127,916)

Net loss per share
Net loss per share, basic and diluted	$(0.18)	$(0.38)	$(0.62)	$(0.68)

Basic and diluted weighted average shares outstanding	7,224,810	6,414,200	7,224,810	6,089,553

Comprehensive loss
Net loss	$(1,293,968)	$(2,428,273)	$(4,465,011)	$(4,127,916)
Cumulative translation adjustments	(1,891)	1,179	(8,286)	(3,182)

Total comprehensive loss	$(1,295,859)	$(2,427,094)	$(4,473,297)	$(4,131,098)

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net cash used in operating activities	$(2,649,463)	$(3,698,125)
Cash used in operating activities	(2,649,463)	(3,698,125)

Cash flows from investing activities:
Purchases of property, equipment and software	(120,135)	(641,782)
Cash paid for acquisition	(2,375,000)	(346,189)
Other long-term assets and liabilities, net	295,267	-
Cash used in investing activities	(2,199,868)	(987,971)

Cash flows from financing activities:
Proceeds from issuance of equity securities	-	4,251,500
Proceeds from issuance of convertible debt	4,000,000	-
Payment of capital leases	(89,930)	-
Stock issuance costs	-	(401,049)
Cash flows from financing activities	3,910,070	3,850,451

Net change in cash and cash equivalents	(939,260)	(835,645)
Impact of foreign currency translation on cash	(783)	(3,182)
Cash and cash equivalents at beginning of period	1,355,332	1,531,502
Cash and cash equivalents at end of period	$415,289	$692,675

	Nine Months Ended September 30,
	2013	2012

Supplemental disclosure of cash flow information

Other non-cash financing and investing activities
Stock issuance costs in the form of warrants	$-	$133,567
Common shares issued for acquisition of business	$-	$2,387,708

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

1.  DESCRIPTION OF BUSINESS

Principal Operations

Remark Media, Inc.  (“Remark Media” or the “Company”) is a global digital media company focusing on the 18-to-34 year old demographic in primarily Asia and the United States with properties focused on Young Adult Lifestyle: Bikini.com; Personal Finance: DimeSpring.com, Banks.com, US Tax Center at IRS.com, FileLater, and MyStockFund; and International: BoWenWang and ComoTudoFunciona. We believe that we are one of the few publicly listed media companies targeting this highly sought after demographic; we will both organically develop new business through our assets and look to make acquisitions in verticals attractive to this demographic such as film, music, fashion, travel, and on-line gaming. The Company is incorporated in Delaware with headquarters in Las Vegas and operations in Atlanta, Miami, Beijing and São Paulo. Remark Media is listed on The NASDAQ Capital Market.

Pop Factory Acquisition

On March 29, 2013, Remark Media acquired Pop Factory, LLC ("Pop Factory"), the owner and operator of Bikini.com, a digital beach lifestyle brand providing websites, branded merchandise, and mobile content, for total cash consideration of $2,375,000. In  connection with the purchase, the two founders, who had remained executives of Pop Factory, entered into one year employment agreements with Pop Factory and noncompetition agreements with the Company. Bikini.com relaunched earlier this year, as a beach lifestyle destination, bringing fresh editorial and fashion content year-round. Additionally, Bikini.com will introduce retail e-commerce for swimwear and accessories in November 2013.

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

Funding and Liquidity Considerations

As of September 30, 2013, the Company’s total cash and cash equivalents balance was approximately $0.4 million.

The Company has incurred net losses and generated negative cash flow from operations in the nine months ended September 30, 2013 and in each fiscal year since its inception and has an accumulated deficit of $109.3 million as of September 30, 2013. The Company's revenues were $1.1 million for the nine months ended September 30, 2013 generated principally from owning and operating its own digital media properties.  The Company has been focused on building and acquiring wholly-owned digital media properties.

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

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

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

On November 12, 2013, Digipac, LLC notified the Company that it wished to convert the entire principal amounts of both the November 2012 Note and the April 2013 Note, and all accrued and unpaid interest thereon, into shares of the Company’s common stock, effective as of the same day.  This conversion resulted in the issuance of 3,556,672 shares of the Company’s common stock to Digipac, LLC, and the extinguishing of a total of $5.8 million in debt issued by the Company and the approximately $281,236 in accrued and unpaid interest.

On November 14, 2013, the Company's total cash and cash equivalents balance was approximately $2.7 million. On November 13, 2013, the Company entered into a $2.5 million Term Loan Agreement, at 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company's Chairman and Chief Executive Officer. The Term Loan Agreement is secured pursuant to the Term Loan Agreement detailed below, as amended by Amendment No. 2 to that Term Loan Agreement, dated April 2, 2013. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $3.75 per share, which was the closing price of the Company's common stock on the date of entrance  into the agreement. The balance is due November 2015.

The Company intends to fund its future operations through growth, particularly its young adult lifestyle and personal finance properties.  Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.  The Company has taken steps to reduce operating costs and will continue to evaluate other opportunities to streamline costs.

Absent any acquisitions of new businesses or the material increase in revenues from its existing customers, current revenue growth will not be sufficient to sustain the Company’s operations in the long term. As such, the Company will, in all likelihood, need to obtain additional equity or debt financing and/or divest of certain assets or businesses, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that might be obtained may substantially dilute existing stockholders.  There is no certainty that the Company will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of the Company will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. There can be no assurance that the Company will be successful at generating more revenues or selling any of its assets. Any failure by the Company to successfully implement these plans would have a material adverse effect on the Company’s business, including the possible inability to continue operations.

Based on the most recent cash flow projections, the Company believes it has sufficient existing cash and cash equivalents and cash resources as of November 14, 2013 to provide sufficient funds through July 1, 2014. However, the projecting operating results is inherently uncertain. Anticipated expenses can exceed those that are projected.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.   Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2013. You should read the unaudited condensed

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as with Remark Media’s condensed consolidated financial statements and accompanying notes included in the Company’s Form 10-Q/A and Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, respectively, and Form 10-K/A for the year ended December 31, 2012.

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

The Company generally recognizes revenue from its network of digital media businesses, which includes properties focused on Young Adult Lifestyle: Bikini.com; Personal Finance: DimeSpring.com, Banks.com, US Tax Center at IRS.com, FileLater, and MyStockFund; and International: BoWenWang and ComoTudoFunciona. Revenue is recognized as visitors are exposed to or react to advertisements on its websites, or purchase goods or services. Revenue from advertising is generated in the form of sponsored links and display ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, revenue is generally earned based on the number of clicks or other actions taken associated with such ads; in the paid-for-impression model, revenue is derived from the display of ads.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

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

Software Development Costs

The Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.6 million and $0.5 million, at September 30, 2013 and December 31, 2012, respectively, and are included in “Property, equipment and software” in the condensed consolidated balance sheets. Internally developed software and website development costs are being amortized utilizing the straight-line method over a period of three years, the expected period of the benefit. For the three and nine months ended September 30, 2013, there was approximately  $0.1 million and $0.2 million of amortization recorded for these costs, respectively.

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

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

Derivative Liability for Warrants to Purchase Common Stock

The Company's derivative liability for warrants represents the fair value of warrants issued in connection with an equity financing  related to the Banks.com acquisition consummated on February 26, 2012 ("Equity Financing").These warrants are presented as liabilities based on certain exercise price reductions provisions. The liability, which is recorded at the fair value on the balance sheet, is calculated using the Monte Carlo simulation valuation method. The change in the fair value of these warrants is recognized as a component of other income or expense in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income.  Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements.  This is required for both annual and interim reporting.  The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively.  Early adoption is permitted.  The Company’s adoption of the standard did not have an impact on the Company’s condensed consolidated balance sheets,  statements of operations or cash flows as it was disclosure-only in nature.

3.  INVESTMENT IN SHARECARE

As of September 30, 2013, Remark Media owns approximately 8.65% of the outstanding common stock of Sharecare, Inc. ("Sharecare"). Until November 30, 2012, the Company accounted for its equity interest in Sharecare under the equity method of accounting. Under this method, the Company recorded its proportionate share of Sharecare’s net income or loss based on Sharecare’s financial results.  As of December 1, 2012, the Company changed to the cost method of accounting due to a lower percentage of ownership, nonparticipation in policy-making processes, and limited existence of technology dependency by Sharecare on the Company.

The following table shows selected unaudited financial data of Sharecare including Remark Media’s proportional share of net loss in Sharecare as reported under the equity method for the three and nine months ended September 30, 2013 and 2012.   During the first quarter of 2013, the Company recorded a $0.2 million change in its estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012, based on information that was finalized and provided to the Company subsequent to the issuance of its December 31, 2012 financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$-	$8,098,607	$-	$20,811,061
Gross profit	-	7,292,016	-	18,875,347
Loss from operations	-	(6,316,021)	-	(20,351,056)
Net loss	-	(6,466,551)	-	(20,637,135)
Proportionate share in loss of equity-method investment, including change in interest gain	$-	$(739,704)	$(222,707)	$(58,096)

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

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

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

Assumptions used in calculating the fair value of these warrants were noted as follows (including assumptions used in calculating the transaction date fair value for the warrants issued in the February 2012 Equity Financing):

	September 30, 2013	December 31, 2012

Annual rate of quarterly dividend	0.00%	0.00%
Expected volatility	100.0%	110.0%
Risk free interest rate	0.98%	0.66%
Expected remaining term (in years)	1.41 - 3.91	2.16 - 4.65

In addition to the assumptions above, the Company takes into consideration whether or not it would participate in another round of equity financing and, if so, what the stock price would be for such a financing at that time.

At September 30, 2013 and December 31, 2012, the fair value of liability classified warrants were as follows:

	September 30, 2013	December 31, 2012

Derivative liabilities	$640,676	$277,646

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

Balance at January 1, 2012	$-
Fair value of warrants issued in February 2012	1,207,778
Decrease in fair value resulting in gain	(964,380)
Fair value at September 30, 2012	$243,398

Balance at January 1, 2013	$277,646
Increase in fair value resulting in loss	363,030
Fair value at September 30, 2013	$640,676

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise or expiration of the warrants, at which time the liability will be reclassified to stockholders' equity.

5. ACQUISITIONS

On March 29, 2013, Remark Media acquired Pop Factory, LLC ("Pop Factory"), the owner and operator of Bikini.com, a digital beach lifestyle brand providing websites, branded merchandise, and mobile content, for total cash consideration of $2,375,000.  In connection with the purchase, the two founders, who had remained executives of Pop Factory, entered into one year employment agreements with Pop Factory and noncompetition agreements with the Company. The Company further agreed to use the acquisition date cash to repay the outstanding liabilities of Pop Factory and remit the remaining cash balance forty five days subsequent to

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

closing date. As of September 30, 2013, the Company recorded $23 thousand of accrued  expenses relating to this clawback provision in the Purchase Agreement.

The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to the assets and liabilities based on their estimated fair values on the date of the acquisition.

In the second quarter of 2013, the Company finalized the valuation of intangible assets related to this acquisition. Based on the valuation of the Pop Factory acquisition, the intangible assets on the acquisition date were $2.1 million. The condensed consolidated balance sheet for the quarter ended March 31, 2013, was adjusted to increase the carrying amount of intangible assets by $1.5 million and decrease the carrying amount of goodwill by $1.5 million. Of the total intangibles acquired, $2.1 million related to domain names and has an amortization period of 12 years.

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

The acquisition transaction costs incurred for the period ended September 30, 2013 totaled $0.1 million and were all expensed under the general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2013. Pop Factory's revenue during the six and three months ended September 30, 2013 have been included in the condensed consolidated statement of operations.

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

The table below reflects a summary of the unaudited pro forma results of operations for the three and nine months ended September 30, 2013 and 2012, as if Remark Media, Banks.com and Pop Factory were combined as of January 1,  2012.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of		Unaudited Pro Forma Results
	Operations Results of Operations		Operations Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$133,703	$317,081	$1,107,441	$482,119
Operating Loss	(1,021,553)	(1,940,675)	(4,018,005)	(5,013,705)
Net Loss	$(1,293,968)	$(2,436,908)	$(4,508,766)	$(4,153,820)

6. CAPITAL LEASES

On December 7, 2010, Banks.com entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”) consisting of an agreement to assign the domain name, banks.com, to Domain Capital in exchange for $0.6 million in cash and a Lease Agreement to lease back the domain name from Domain Capital for a five year term. The lease provides for a bargain purchase option at the end of its term, effectively transferring ownership back to Banks.com. Effective June 28, 2012, Banks.com became a wholly-owned subsidiary of Remark Media and according to the Agreement and Plan of Merger, Remark Media assumed all outstanding liabilities on the effective date of close. As of September 30, 2013, total obligations under this agreement were $0.3 million, $0.1 million of which is included under the current portion of capital lease obligations and the remainder is included under capital lease obligations, net of current portion of the Company’s condensed consolidated balance sheet at September 30, 2013. The following table represents the approximate future minimum capital lease payments due under this agreement as of September 30, 2013:

Capital Lease
Commitments

October through December 2013	$42,822
2014	171,288
2015	157,014
Total commitments	371,124
Interest on capital leases	(49,290)
Present value of minimum capital lease payments	$321,834

7. COMMITMENTS AND CONTINGENCIES

The Company has entered into operating leases for office space.  The lease agreements required security deposits and included allowances, which were used against leasehold improvements. The security deposits and the allowances were recorded as an asset and a liability, respectively in the Company’s condensed consolidated financial statements.  Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $0.2 million and $0.4 million for the three and nine months ended September 30, 2013, respectively.

The following table represents the approximate future minimum lease payments at September 30, 2013 due under non-cancellable operating lease agreements with terms in excess of a year:

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

Operating Lease
Commitments

October through December 2013	$164,476
2014	412,373
2015	297,282
2016	177,684
Total commitments	$1,051,815

On May 1, 2013, Remark Media entered into a sublease for one of its office spaces through the remainder of the lease term giving cause to an abandonment of lease analysis. Following the exit of the lease, Remark Media recognized an early termination liability of $312,491 adjusted for sublease rental income, leasehold allowances, and the use of security deposits. The early termination liability principally represents the escalating lease payments inherent in the deferred rent as of the cease use date, net of the sub-lease income. The estimated fair value of the costs was based on the terms of the lease agreement and sub-lease agreement and, as such, represents the lease commitment over the next three years. The Company elected not to present value that obligation because the difference between the gross and discounted future cash flow settlements was immaterial to the financial statements.

On the cease use date, the Company recorded a early termination expense of $16 thousand - which was adjusted for the remaining deferred rent, use of security deposits, and future sublease income. These fees were included in the general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

For the three months ended September 30, 2013, the Company recorded a fair value adjustment of $17 thousand to reduce the early termination liability.

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

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

8.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

 Net Loss per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted loss per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Loss per share:
Net loss	$(1,293,968)	$(2,428,273)	$(4,465,011)	$(4,127,916)

Weighted average shares outstanding	7,224,810	6,414,200	7,224,810	6,089,553

Net loss per share, basic and diluted	$(0.18)	$(0.38)	$(0.62)	$(0.68)

Common shares and dilutive securities:
Weighted average shares outstanding	7,224,810	6,414,200	7,224,810	6,089,553
Dilutive securities	-	-	-	-

Total common shares and dilutive securities	7,224,810	6,414,200	7,224,810	6,089,553

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.  The number of anti-dilutive shares outstanding excluded from the calculation above was 2,801,919 and 1,435,349 for the three and nine months ended September 30, 2013 and 2012, respectively.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013 and 2012

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

The Company measures stock-based compensation cost at the grant date based on the fair value of the award, and recognizes it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended September 30, 2013 and 2012 was approximately $37 thousand and $0.23 million, respectively.  For the nine months ended September 30, 2013 and 2012, stock-based compensation was $0.4 million and $0.7 million, respectively. An expense of $18 thousand was included in the stock compensation expense for the nine months ended September 30, 2013 related to the price modification in the terms of the exercise price of 62,242 shares of stock option grants in the second quarter of 2013. As of September 30, 2013, unrecognized compensation expense relating to non-vested stock options approximated $0.4 million, and is expected to be recognized through 2017.  During the nine months ended September 30, 2013, Remark Media granted 175,000 options at a per share exercise price of $5.00.  The grant date fair value of grant options vesting during the nine months ended September 30, 2013 and 2012 was approximately $0.48 million and $0.18 million, respectively.  Additionally, the Company granted 203,398 shares of restricted stock related to consulting agreements and employee compensation plans for 2013. The shares of restricted stock vest according to varying terms, ranging from immediate to vesting through 2018.  Through September 30, 2013, no options have been exercised under the 2006 Plan or the 2010 Plan.

At September 30, 2013, the Company had additional outstanding warrants to acquire 30,000 shares of common stock which had exercise prices ranging from $35.00 to $98.90 and which will expire through 2017.

9.  RELATED PARTY TRANSACTIONS

As discussed in Note 1, the Company entered into promissory notes totaling $5.8 million with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.

The future maturity schedule of the long-term debt with related party was as follows as of September 30, 2013:

Year ending December 31,
2013	$-
2014	1,800,000
2015	4,000,000

Proceeds of $5.8 million loan were received as of September 30, 2013, and all amounts mature by April 2, 2015.

The related party interest expense for the promissory notes was $0.1 million and $0.3 million for the three and nine months ended September 30, 2013. No related party interest expense was recorded for the three and nine months ended September 30, 2012.

As of September 30, 2013, Remark Media owned approximately 8.65% of the outstanding common stock of Sharecare.  Jeff Arnold, a former member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., formerly the Company’s largest stockholder, is a significant stockholder of Sharecare.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

10. SUBSEQUENT EVENTS

Conversion of Long-term Convertible Debt Agreements -

On November 23, 2012, the Company issued a $1.8 million Senior Secured Convertible Promissory Note (the “November 2012 Note”) to Digipac, LLC, a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer, and in part owned Mr. Douglas Osrow, who subsequently became the Company’s Chief Financial Officer.  On April 2, 2013, the Company issued a $4.0 million Senior Secured Convertible Promissory Note (the “April 2013 Note”) to Digipac, LLC.  Both notes were approved by independent members of the Company’s Board of Directors, who believed the related party transactions were negotiated as an arms-length transaction.

On November 12, 2013, Digipac, LLC notified the Company that it wished to convert the entire principal amounts of both the November 2012 Note and the April 2013 Note, and all accrued and unpaid interest thereon, into shares of the Company’s common stock, effective as of the same day.  This conversion resulted in the issuance of 3,556,672 shares of the Company’s common stock to Digipac, LLC, and the extinguishing of a total of $5.8 million in debt issued by the Company and the approximately $281,236 in accrued and unpaid interest.

On May 21, 2013, The NASDAQ Stock Market (“NASDAQ”) notified the Company that it did not comply with Listing Rule 5550(b) (the “Rule”), which requires a minimum $2,500,000 stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 net income from continuing operations.  As a result of the November 12, 2013, conversion of the November 2012 Note and April 2013 Note into equity, the Company believes it has regained compliance with the stockholders’ equity requirement for continued listing set forth in Listing Rule 5550(b).  NASDAQ will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of the Company’s next periodic report the Company does not evidence continued compliance with Listing Rule 5550(b), it may be subject to delisting.  The Company believes it will be in compliance with Listing Rule 5550(b) at the time of its next periodic report.

New Term Loan Agreement -

On November 14, 2013, the Company's total cash and cash equivalents balance was approximately $2.7 million. On November 13, 2013, the Company entered into a $2.5 million Term Loan Agreement, at 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company's Chairman and Chief Executive Officer, and in part owned by Mr. Douglas Osrow, the Company's Chief Financial Officer. The Term Loan Agreement is secured pursuant to the Term Loan Agreement detailed below, as amended by Amendment No. 2 to that Term Loan Agreement, dated April 2, 2013. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $3.75 per share, which was the closing price of the Company's common stock for the trading session immediately prior to entrance  into the agreement. The balance is due November 2015.

New Chief Financial Officer -

Effective October 31, 2013, the Company appointed a new Chief Financial Officer and as a component of his compensation issued him options to acquire 50,000 of the Company's common stock at a per-share price of $5.00, and 50,000 restricted shares of the Company's common stock. The appointment and the issuances of the equity were approved by the Board of Directors. He holds an equitable position in Digipac, LLC, a related party convertible debt holder that is owned in part and controlled by Remark Media's Chairman and Chief Executive Officer, and will recuse himself from any Company matters pertaining to Digipac, LLC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q.  Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business, the likelihood of our success in closing upon and achieving the desired benefits from the Banks.com and Pop Factory mergers and our assumptions regarding the regulatory environment and international markets, include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may” and similar expressions are forward-looking statements.  Although these statements are based upon reasonable assumptions, they are subject to risks and uncertainties that are described more fully in our Annual Report on Form 10-K/A for the year ended December 31, 2012. These forward-looking statements represent our estimates and assumptions only as of the date of this filing and are not intended to give any assurance as to future results.  As a result, undue reliance should not be placed on any forward-looking statements.  We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws.

Mission

Our mission is to provide unique and dynamic digital media experiences across multiple verticals, with a focus on compelling content, trusted brands, and valuable resources for consumers.

Business Overview and Recent Events

Remark Media, Inc. (“Remark Media” or the “Company”) is a global digital media company focused on developing, owning and operating next-generation digital platforms that combine traditional web publishing, social media and e-commerce with the goal of revolutionizing the way people search and exchange information over the Internet.

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

Remark Media is also a founding partner and developer of the U.S.-based business Sharecare, a highly searchable social Q&A healthcare platform organizing and answering health and medical questions. The Company generates revenue primarily through service and licensing fees as well as online advertising sales on its owned and operated websites.

The Company was incorporated in Delaware in March 2006 with headquarters in Las Vegas and operations in Atlanta, Miami, Beijing and São Paulo.

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

On April 2, 2013, the Company entered into a $4.0 million Senior Secured Convertible Promissory Note (“Promissory Note”), at a 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  The Promissory Note is secured pursuant to the Term Loan Agreement detailed above, as amended by Amendment Number One (“Amendment”) to that Term Loan Agreement, dated April 2, 2013.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 11% premium to the average of the volume weighted average prices of the Company’s common stock for the ten trading days prior to the entrance into the agreement and an approximately 16% premium to the closing price of the Company's common stock on the day of entrance into the agreement.  $4.0 million of the proceeds were received as of September 30, 2013, and the balance is due April 2015.

On November 12, 2013, Digipac, LLC notified the Company that it wished to convert the entire principal amounts of both the November 2012 Note and the April 2013 Note, and all accrued and unpaid interest thereon, into shares of the Company’s common stock, effective as of the same day.  This conversion resulted in the issuance of 3,556,672 shares of the Company’s common stock to Digipac, LLC, and the extinguishing of a total of $5.8 million in debt issued by the Company and the approximately $281,236 in accrued and unpaid interest.

Our Strategy

This year, we are focusing on creating an 18-to-34 year old, young adult lifestyle digital media vertical, and commenced the development in March 2013 with the acquisition of Pop Factory, the owner and operator of Bikini.com. We have redeveloped the website and will add retail e-commerce from swimwear and accessories in November 2013. Additionally, we intend to continue to acquire other complimentary digital media properties.

During 2012, we focused on the development and growth of our personal finance digital media vertical. We launched DimeSpring, a new website combining high-quality, credible content with an expert community, and acquired Banks.com, Inc., which brought us the portfolio of personal finance properties including Banks.com, US Tax Center at IRS.com, FileLater.com, and MyStockFund.com.

Our Operations

Domestic

In September 2012, we launched DimeSpring.com, a U.S.-focused personal finance website that intends to utilize rich content and advice from a wide array of professionals to build a community of people interested in managing life’s financial hurdles and opportunities.  DimeSpring.com is part of a larger product strategy to leverage our experience and expertise to create leading destination websites that offer a dynamic online experience around a given topic with access to relevant content and subject matter experts. The Banks.com merger was successfully completed on June 28, 2012.  Assets obtained through the Banks.com Merger complement DimeSpring and serve to build a network of personal finance digital media businesses. These include Banks.com, the US Tax Center at www.irs.com, FileLater, and MyStockFund.  We continue to invest in technology and product development to support this initiative. Bikini.com relaunched earlier this year and will introduce retail e-commerce for swimwear and accessories in November 2013.

In 2013, we acquired Bikini.com, and relaunched the brand and website as a beach lifestyle destination with a focus on fashion, style, fitness, travel and fun for 18-to-34 year old women. In November 2013, we will add retail e-commerce to Bikini.com, allowing end users to purchase swimwear and accessories. Further, we additionally continue to focus on our personal finance and 18-to-34 year old demographic based properties.

Although Remark Media is no longer providing services for Sharecare, the Company maintains equity ownership in the venture.  As of September 30, 2013, we own approximately 8.65% of Sharecare’s common stock and had representation on Sharecare’s board of directors.  Through November 30, 2012, the Company accounted for its equity interest in Sharecare under the equity method of accounting.  Under this method, the Company recorded its proportionate share of Sharecare’s net income or loss based on Sharecare’s financial results.  As of December 1, 2012, the Company changed to the cost method of accounting due to a lower percentage of ownership, nonparticipation in policy-making processes, and limited existence of technology dependency.

International

We believe that the value of our international assets will be recognized over a longer-term horizon, as online advertising markets develop for Brazil and China and the websites’ traffic fundamentals improve. In the near term, we are focused on leveraging the traffic that our BoWenWang and ComoTudoFunciona websites receive in China and Brazil, respectively. We believe there are significant opportunities in the gaming, travel, and other consumer verticals that our content platforms provide us broad access to develop.

BoWenWang  (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc.  Revenue generated from the operations based in China was minimal during the three and nine months ended September 30, 2013 and 2012.  We do not expect to see meaningful growth in our China operations in the near term without an increased investment, which we do not contemplate.

ComoTudoFunciona  (http://hsw.com.br) is Brazil’s online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from Remark Media’s São Paulo operations.  We recognized minimal revenues from Brazil during the three months and nine months ended September 30, 2013 and 2012, respectively. We do not expect to see meaningful growth in our Brazil operations in the near term without an increased investment, which we do not contemplate.

Further, we have established media distribution relationships in Asia with a focus on China. We are the official digital distributor in China, Taiwan, Hong Kong, Macao, and South Korea of the live internet broadcast of the Clash in Cotai / Pacquiao vs. Rios boxing event, promoted by Las Vegas Sands and Top Rank, occurring in Macau, China on November 23rd. We are providing digital and social media, marketing, streaming operations, and establishing brand partners and sponsors for the event. We are in the process of developing additional rich media opportunities to deliver original sports and entertainment content to the evolving Chinese media market through our strategic relationships in Asia and, more specifically, in China.

Results of Operations

The following table sets forth our operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating revenue
Brands	$133,703	$263,119	$1,066,312	$320,233
Total revenue

Operating expenses
Sales and marketing	38,281	108,382	225,700	215,542
Content, technology and development	92,065	608,244	437,715	1,307,259
General and administrative	903,628	1,328,844	3,663,586	3,583,020
Depreciation and amortization expense	121,282	149,689	350,531	202,213
Total operating expenses	1,155,256	2,195,159	4,677,532	5,308,034

Operating loss	(1,021,553)	(1,932,040)	(3,611,220)	(4,987,801)
Other income (expense)
Gain (loss) on change in fair value of derivative liability	(161,911)	269,852	(363,030)	964,380
Interest expense	(110,363)	(11,505)	(267,908)	(38,630)
Other expense	(141)	(14,876)	(146)	(7,769)
Total other income (expense)	(272,415)	243,471	(631,084)	917,981

Loss before gain (loss) from equity-method investments	(1,293,968)	(1,688,569)	(4,242,304)	(4,069,820)

Change of interest gain of equity-method investment	-	-	-	2,494,990
Proportional share in loss of equity-method investment	-	(739,704)	(222,707)	(2,553,086)

Net loss from equity-method investment	-	(739,704)	(222,707)	(58,096)

Loss before income taxes	(1,293,968)	(2,428,273)	(4,465,011)	(4,127,916)

Income tax (benefit) expense	-	-	-	-

Net loss	$(1,293,968)	$(2,428,273)	$(4,465,011)	$(4,127,916)

Net loss per share
Net loss per share, basic and diluted	$(0.18)	$(0.38)	$(0.62)	$(0.68)

Basic and diluted weighted average shares outstanding	7,224,810	6,414,200	7,224,810	6,089,553

Comprehensive loss
Net loss	$(1,293,968)	$(2,428,273)	$(4,465,011)	$(4,127,916)
Cumulative translation adjustments	(1,891)	1,179	(8,286)	(3,182)

Total comprehensive loss	$(1,295,859)	$(2,427,094)	$(4,473,297)	$(4,131,098)

Revenue

Total revenue for the three months ended September 30, 2013 was approximately $0.1 million, a decrease of approximately $0.1 million from the same period in 2012. For the nine months ended September 30, 2013 and 2012, revenue was $1.1 million, an increase of approximately $0.8 million from the same period in 2012. The increase from the prior year's period relates primarily to the revenues from Banks.com and Pop Factory. Only minimal revenues were generated from international operations.

Sales and Marketing

Sales and marketing expenses were $0.1 million and $0.1 million in the three months ended September 30, 2013 and 2012, respectively, and $0.2 million and $0.2 million in the nine months ended September 30, 2013 and 2012, respectively. The marketing efforts to drive traffic to the sites have remained constant from period-to-period because of cost monitoring measures.

Content, technology and development

Content, technology and development expenses include the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs of designing and developing our products, including labor, content and third party platform support services.  For the three months ended September 30, 2013 and 2012, the expense was $0.1 and $0.6 million, respectively. For the nine months ended September 30, 2013 and 2012, the expense was $0.4 million and $1.3 million, respectively. The decrease is due to a reduction in expense realized from reimbursements from the Company's agreement with The Street - this agreement was terminated on May 31, 2013.

General and Administrative Expenses

Our total general and administrative expenses were approximately $0.9 million and $1.3 million in the three months ended September 30, 2013 and 2012, respectively, and $3.6 million and $3.5 million in the nine months ended September 30, 2013 and 2012, respectively.  The increase primarily relates to legal fees associated with potential acquisitions and stock-based compensation issued to both employees, directors, and consultants in 2013. The increase was offset by the significant reduction in headcount as a result of the Company's restructuring efforts at the end of 2012.

Depreciation and Amortization

Depreciation and amortization expense was $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2013 and 2012.  The increase is primarily due to amortization of the software capitalized in 2012 and amortization of intangible assets from the Banks.com and Pop Factory acquisitions.

Interest Expense

Interest expense for the three months ended September 30, 2013 and 2012 was $0.1 million and $11 thousand, respectively, and $0.3 million and $39 thousand for the nine months ended September 30, 2013 and 2012, respectively.  The increase in interest expense is due to the additional debt funding on both November 23, 2012 and April 2, 2013.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability for the three months ended September 30, 2013 and 2012 was a loss of $0.2 million and a gain of $0.3 million, respectively. The decrease relates to the increased probability of an anti-dilutive event occurring subsequent to quarter end.

Loss from Equity-Method Investments and Change of Interest Gain

We accounted for our investment in Sharecare under the equity method of accounting through November 2012.  In December 2012, the Company changed to the cost method of accounting.  Under the equity method, for the nine months ended September 30, 2012, we recorded a gain of $2.5 million as a result of the change in interest ownership in Sharecare.  Additionally, we recorded a loss of $0.7 million and $2.6 million for the three and nine months ended September 30, 2012, representing the Company’s share in Sharecare’s income.  In the first quarter of 2013, the Company recorded a $0.2 million change in the estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012.

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

The Company generally recognizes revenue from its network of digital media businesses, which includes properties focused on Young Adult Lifestyle: Bikini.com; Personal Finance: DimeSpring.com, Banks.com, US Tax Center at IRS.com, FileLater, and MyStockFund; and International: BoWenWang and ComoTudoFunciona. Revenue is recognized as visitors are exposed to or react to advertisements on its websites, or purchase goods or services. Revenue from advertising is generated in the form of sponsored links and display ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, revenue is generally earned based on the number of clicks or other actions taken associated with such ads; in the paid-for-impression model, revenue is derived from the display of ads.

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

Software Development Costs

The Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.5 million and $0.5 million, at September 30, 2013 and December 31, 2012, respectively and are included in “Property, equipment and software” in the condensed consolidated balance sheet. Internally developed software and website development costs are being amortized utilizing the straight-line method over a period of three years, the expected period of the benefit. For the three and nine months ended September 30, 2013, there was approximately  $0.1 million and $0.2 million of amortization recorded for these costs, respectively.

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

Liquidity and Capital Resources

Our cash balance was approximately $0.4 million as of September 30, 2013 compared to $1.4 million at December 31, 2012.  The decrease in cash is primarily due to the cash used to fund our operations, the Pop Factory acquisition, offset by the proceeds received from the April 2013 Promissory Note.

On November 14, 2013, the Company's total cash and cash equivalents balance was approximately $2.7 million. On November 13, 2013, the Company entered into a $2.5 million Term Loan Agreement, at 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company's Chairman and Chief Executive Officer. The Term Loan Agreement is secured pursuant to the Term Loan Agreement detailed below, as amended by Amendment No. 2 to that Term Loan Agreement, dated April 2, 2013. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $3.75 per share, which was the closing price of the Company's common stock on the date of entrance  into the agreement. The balance is due November 2015.

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

On November 12, 2013, Digipac, LLC notified the Company that it wished to convert the entire principal amounts of both the November 2012 Note and the April 2013 Note, and all accrued and unpaid interest thereon, into shares of the Company’s common stock, effective as of the same day.  This conversion resulted in the issuance of 3,556,672 shares of the Company’s common stock to Digipac, LLC, and the extinguishing of a total of $5.8 million in debt issued by the Company and the approximately $281,236 in accrued and unpaid interest.

The Company intends to fund its future operations through growth, particularly its finance and young adult properties.  In 2013, the Company focused on the 18-to-34 year old, young adult lifestyle digital media vertical through its acquisition of Pop Factory, owner and operator of Bikini.com. The Company has invested in software development, content, and marketing for Bikini.com, and believes it will achieve revenue growth through the addition of retail e-commerce in November 2013. Additionally, the Company is evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.

Absent any acquisitions of new businesses or the material increase in revenue from its existing customers, current revenue growth may not be sufficient to sustain the Company’s operations in the long term. As such, the Company will, in all likelihood, need to obtain additional equity financing and/or divest of certain assets or businesses, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that might be obtained may substantially dilute existing stockholders.  There is no certainty that the Company will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of the Company will be subject to performance of the markets and investor sentiment regarding the macro and micro economic conditions under which we operate including stock market volatility. There can be no assurance that the Company will be successful at generating more revenues or selling any of its assets. Any failure by the Company to successfully implement these plans would have a material adverse effect on the Company’s business, including the possible inability to continue operations.

Based on the most recent cash flow projections, the Company believes it has sufficient existing cash and cash equivalents and cash resources as of November 14, 2013 to provide sufficient funds through July 1, 2014. However, the projecting operating results is inherently uncertain. Anticipated expenses can exceed those that are projected.

The table below summarizes the change in our statement of cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012

Cash flows used in operating activities	$(2,649,463)	$(3,698,125)
Cash flows used in investing activities	(2,199,868)	(987,971)
Cash flows provided by financing activities	3,910,070	3,850,451
Net change in cash and cash equivalents	(939,260)	(835,645)
Impact of currency translation on cash	(783)	(3,182)
Cash and cash equivalents at beginning of year	1,355,332	1,531,502
Cash and cash equivalents at end of period	$415,289	$692,675

Cash flows from operations

Our net cash used in operating activities during the nine months ended September 30, 2013 was $2.6 million, a decrease of $1.0 million compared to the same period in the prior year due to a substantial reduction in revenues and operating income partially offset by a decrease in expenses as a result of our continued cost monitoring measures.

Cash flows from investing activities

During the nine months ended September 30, 2013, our net cash used in investing activities was approximately $2.2 million compared to $1.0 million for the same period in 2012.  The cash used in the nine months ended September 30, 2013 consisted primarily of the acquisition of Pop Factory.

Cash flows from financing activities

For the nine months ended September 30, 2013, the net cash provided by financing activities consists of the cash proceeds of $3.9 million provided by the Senior Secured Convertible Promissory Note.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables.  At September 30, 2013, less than 1% of our cash was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars, with nearly 100% of our cash denominated in US Dollars.   The majority of our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer, principal financial officer, and principal accounting officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer; we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In the second quarter of 2013, we identified a material weakness in our internal control over financial reporting which resulted in a restatement of our financial statements as described in the amended quarterly reports and annual report, specifically those filed on September 26, 2013 for the quarterly periods ended March 31, 2012, June 30, 2012, September 30, 2012, and March 31, 2013 and for the annual period ended December 31, 2012.  This weakness was originally identified by our auditors and communicated to us on August 14, 2013. As a result of such material weakness, we added to our internal accounting personnel by hiring a new Chief Financial Officer and adding additional personnel to the finance department.  We believe that the addition of such personnel has remedied the material weakness identified previously.  Otherwise, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors.

For a discussion of risk factors regarding our company, see “Item 1A. – Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 except for the risk factor noted below related to our liquidity.

We may not have sufficient liquidity to support our operations.

As of September 30, 2013, the Company’s total cash and cash equivalents balance was approximately $0.4 million.   The Company has incurred net losses and generated substantial negative cash flow from operations in the nine months ended September 30, 2013 and in each fiscal year since its inception and has an accumulated deficit of $109.3 million as of September 30, 2013.  The Company had $0.1 million and $0.3 million of revenues for the three months ended September 30, 2013 and 2012, respectively, and $1.0 million and $0.3 million of revenues for the nine months ended September 30, 2013 and 2012, respectively.

On November 14, 2013, the Company's total cash and cash equivalents balance was approximately $2.7 million. On November 13, 2013, the Company entered into a $2.5 million Term Loan Agreement, at 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company's Chairman and Chief Executive Officer. The Term Loan Agreement is secured pursuant to the Term Loan Agreement detailed below, as amended by Amendment No. 2 to that Term Loan Agreement, dated April 2, 2013. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $3.75 per share, which was the closing price of the Company's common stock on the date of entrance  into the agreement. The balance is due November 2015.

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

On November 12, 2013, Digipac, LLC notified the Company that it wished to convert the entire principal amounts of both the November 2012 Note and the April 2013 Note, and all accrued and unpaid interest thereon, into shares of the Company’s common stock, effective as of the same day.  This conversion resulted in the issuance of 3,556,672 shares of the Company’s common stock to

Digipac, LLC, and the extinguishing of a total of $5.8 million in debt issued by the Company and the approximately $281,236 in accrued and unpaid interest.

The Company intends to fund its future operations through growth, particularly its personal finance and 18-to-34 year old, young adult lifestyle properties.  Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.

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

Based on the most recent cash flow projections, the Company believes it has sufficient existing cash and cash equivalents and cash resources as of November 14, 2013 to provide sufficient funds through July 1, 2014. However, the projecting operating results is inherently uncertain. Anticipated expenses can exceed those that are projected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit
Number	Description of Document
10.1 10.2	Senior Secured Convertible Note dated November 14, 2013 Amendment Number Two to Security Agreement between Remark Media, Inc. and Digipac, LLC dated November 24, 2013
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

REMARK MEDIA, INC.

Date: November 14, 2013	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)