Form 10-Q/A
period 2013-09-30
Remark Media, Inc.
filed 2013-12-19
CIK 1368365

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

EXPLANATORY NOTE

In response to comments from the SEC, the Company has amended Item 4,  Change in Internal Control over Financial Reporting, of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as follows.

Changes in Internal Control over Financial Reporting

In the second quarter of 2013, we identified a material weakness in our internal control over financial reporting which resulted in a restatement of our financial statements as described in the amended quarterly reports and annual report, specifically those filed on September 26, 2013 for the quarterly periods ended March 31, 2012, June 30, 2012, September 30, 2012, and March 31, 2013 and for the annual period ended December 31, 2012. Such material weakness resulted from significant accounting personnel changes beginning late in the fourth quarter of 2011, which resulted in the misapplication of applicable accounting principles to the warrant transaction, which weakness likely existed at December 31, 2012.  This weakness was originally identified by our auditors and communicated to us on August 14, 2013. As a result of such material weakness, we added to our internal accounting personnel by hiring a new Chief Financial Officer and adding additional personnel to the finance department. We believe that the addition of such personnel has remedied the material weakness identified previously. Otherwise, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer, principal financial officer, and principal accounting officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer; we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective as of such time.

ITEM 6. Exhibits.

Exhibit
Number	Description of Document

31.1	Certification by the Principal Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended

31.2	Certification by the Principal Financial Officer and Principal Accounting Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8

REMARK MEDIA, INC.

Date: December 19, 2013	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)