Form 10-Q/A
period 2013-09-30
Remark Media, Inc.
filed 2014-01-06
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 2

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  x   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No x

At November  14, 2013, the number of common shares outstanding was 10,910,872.

The total number of pages is 28

EXPLANATORY NOTE

This Amendment No. 2 (this "Amendment") to the Quarterly Report on Form 10-Q of Remark Media, Inc. (the "Company") for the quarter ended September 30, 2013, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on November 14, 2013, and amended on December 19, 2013 (as amended, the "Original Filing"), is being filed in response to comments from the staff of the SEC in order to amend Part I, Item 4, Controls and Procedures, and to re-file the entire report together with all of the required certifications of the Company’s principal executive officer and principal financial officer.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures, with the participation of the Company's management, and concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

In the second quarter of 2013, we identified a material weakness in our internal control over financial reporting which resulted in a restatement of our financial statements as described in the amended quarterly reports and annual report, specifically those filed on September 26, 2013 for the quarterly periods ended March 31, 2012, June 30, 2012, September 30, 2012, and March 31, 2013 and for the annual period ended December 31, 2012. Such material weakness resulted from significant accounting personnel changes beginning late in the fourth quarter of 2011, which resulted in the misapplication of applicable accounting principles to the warrant transaction, which weakness likely existed at December 31, 2012.  This weakness was originally identified by our auditors and communicated to us on August 14, 2013. As a result of such material weakness, we added to our internal accounting personnel by hiring a new Chief Financial Officer and adding additional personnel to the finance department. We believe that the addition of such personnel has remedied the material weakness identified previously. Otherwise, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit
Number	Description of Document
10.1 10.2	Senior Secured Convertible Note dated November 14, 2013 Amendment Number Two to Security Agreement between Remark Media, Inc. and Digipac, LLC dated November 24, 2013
31.1	Certification by the Principal Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended

31.2	Certification by the Principal Financial Officer and Principal Accounting Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase

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

REMARK MEDIA, INC.

Date: January 3, 2014	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)