Form 10-K
period 2013-12-31
Remark Media, Inc.
filed 2014-03-31
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

3930 Howard Hughes Parkway, Suite400 Las Vegas, Nevada 89169
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

Yes   No x

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   No x

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No x

At March 31, 2014, 11,288,759 shares of the registrant’s common stock, $0.001 par value per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $35,181,821 as of December 31, 2013, based on the closing price of the Common Stock on that date on the NASDAQ Capital Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

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

ITEM 1.  BUSINESS

OVERVIEW

Who We Are

Remark Media, Inc.  (“Remark Media” or the “Company”) is a global digital media company focusing on the 18-to-34 year old demographic in primarily the United States and Asia. The Company is headquartered in Las Vegas, Nevada, with additional operations in Beijing, China and Sao Paulo, Brazil. Remark Media is listed on The NASDAQ Capital Market under the symbol "MARK".

The Company provides unique and dynamic digital media experiences across multiple verticals, with a focus on compelling content, trusted brands, and valuable resources for consumers.

History

Remark Media was incorporated in Delaware in March 2006 as a wholly owned subsidiary of HowStuffWorks, Inc. to develop businesses using exclusive digital publishing rights to HowStuffWorks’ content in China and Brazil.  The Company merged with INTAC International, Inc. (“INTAC”) in 2007 to accelerate obtaining Internet licenses and to benefit from INTAC’s knowledge of the Chinese markets, relationships, and core competencies.  In 2007 and 2008, the Company launched Brazilian and Chinese editions, respectively, of HowStuffWorks.com, utilizing strategies tailored to the needs of each localized market.  Remark Media still owns and operates these businesses.

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

In 2009, the Company co-founded Sharecare, a U.S.-based venture between: Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ former Chief of Global Digital Strategy; Sony Pictures Television; and Remark Media.  Sharecare was created to build a web-based platform that simplifies the search for health and wellness information by organizing a vast array of health-related questions and providing multiple answers from experts, organizations, publishers, and caregivers representing various points of view. As a part of the transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a license to use Sharecare’s web platform for its own businesses.  As Sharecare’s technology development partner, the Company began development of the platform for Sharecare in July 2009, and Sharecare.com was launched in October 2010. The Company continued to provide services to Sharecare through December 31, 2011, at which time its agreement with Sharecare expired. As of December 31, 2013, Remark Media owns approximately 8.19% of Sharecare’s common stock and has representation on its Board of Directors.  Accordingly, the Company considers Sharecare a related party.  Further information about Sharecare is available at http://sharecare.com. The Company does not incorporate any information on the Sharecare.com site into this Form 10-K. The Company does not expect to provide any further significant development services to Sharecare. Remark Media maintains the licensed rights to use the web publishing and social media platform it built for Sharecare for its own businesses outside of the healthcare industry.

In 2010, Remark Media launched Curiosity Online for Discovery Communications (http://curiosity.com), and provided website development services for the site through November 2011. The Company’s service agreement with Discovery concluded in December 2011.

In 2012, Remark Media began building a portfolio of personal finance digital media websites and services.  The Company entered into an agreement to acquire Banks.com, Inc. (“Banks.com”) in February 2012, and completed the acquisition in June 2012.  Banks.com’s properties include the personal finance websites Banks.com and US Tax Center at www.irs.com, and personal finance services FileLater.com and MyStockFund.com. In February 2014, Remark Media acquired TaxExtension.com to expand its suite of financial portals.

Remark Media entered the 18-to-34 year old lifestyle vertical in 2013, with the acquisition of Pop Factory, LLC (“Pop Factory”) in March 2013.  Pop Factory is a beach lifestyle digital media brand providing websites, branded merchandise, and mobile content.  In 2013, Remark Media introduced a refreshed brand and a new website at www.bikini.com, with a focus on providing sophisticated and informative content, social media and services for fun in the sun destinations, style, and health and fitness.  To support the acquisition of Pop Factory and its entry into the new vertical, Remark Media raised $4 million in a convertible debt financing in April 2013. In November 2013, Remark Media launched its e-commerce segment.

The Company intends to make additional acquisitions and product launches in the 18-to-34 year old lifestyle vertical, which it believes holds significant growth opportunity in the near-term.  The 18-to-34 demographic is the first age group to have grown up with the Internet and social media, and is an increasingly meaningful user base that is redefining how media is consumed.  They represent a disproportionally large percentage of the consumers viewing online videos, engaging in social networking, owning tablets, and using smartphones, according to Nielsen research.

DESCRIPTION OF BUSINESSES

Remark Media, Inc.  is a global digital media company focusing on the 18-to-34 year old demographic in primarily the United States and Asia with properties focused on Young Adult Lifestyle: Bikini.com; Personal Finance: Banks.com, US Tax Center at www.irs.com, FileLater.com, TaxExtension.com, and MyStockFund.com; and International: BoWenWang and ComoTudoFunciona. We will both organically develop new business through our assets and look to make acquisitions in verticals attractive to this demographic such as film, music, fashion, travel, and on-line gaming. The Company is headquartered in Las Vegas, Nevada and has operations in Beijing, China and São Paulo, Brazil. Remark Media is listed on The NASDAQ Capital Market under the symbol "MARK".

Brands

Our Brands segment consists of those digital media properties that we own and operate.  It presently includes our translated and localized editions of HowStuffWorks.com in China and Brazil; our personal finance vertical, including Banks.com, US Tax Center at www.irs.com, FileLater.com, TaxExtension.com, and MyStockFund.com; and our new young adult  lifestyle vertical, including Bikini.com.  We intend to expand our Brands segment in the coming year by continuing to acquire, develop and launch U.S.-based content, social and ecommerce websites in the 18-to-34 year old lifestyle and personal finance.

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

Personal Finance

Banks.com is an action-oriented resource for people interested in financial institutions and products.  In addition to providing relevant and timely news and information about banking, investing and loans, Banks.com allows users to compare rates and take action on financial products such as mortgages and savings accounts.

US Tax Center at www.irs.com offers information about tax matters affecting U.S. readers, and provides them with access to tax related information and services.

FileLater.com and TaxExtenion.com are e-commerce businesses providing taxpayers with an online platform to file business and personal tax extensions with the IRS and receive acknowledgment of that filing from the IRS in a matter of minutes.

MyStockFund.com offers fractional share investing and a dollar cost averaging brokerage product that allows investors to build a diversified portfolio in stocks, index funds and bond funds without incurring the high fees and trading costs of traditional brokerage firms.

Young Adult Lifestyle

Bikini.com is a digital beach lifestyle brand including its flagship website at www.bikini.com, branded merchandise, and mobile content .  In November 2013, Remark Media launched its e-commerce website.

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

Much of our marketing efforts are in fostering word-of-mouth momentum by providing high-quality brands, in addition to using public relations efforts and search engine optimization practices.  We also intend to enter into partnerships with local businesses to provide awareness of and traffic to our brands.

Competition

Online publishing is a rapidly evolving market and we encounter significant competition in each market in which we own and operate websites.  Competitors for our Brands business include:

•	United States: traditional Internet companies like Yahoo! and AOL, and web portals that focus on specific category verticals such as Demand Media, WebMD and About.com;
•	China: national Internet portals such as Baidu, Sina, sohu.com and tom.com; and
•	Brazil: national websites such as Terra and Globo.

These competitors operate websites that compete with us for both end users and advertising revenue.

The online financial services market continues to evolve rapidly and we expect it to remain highly competitive. Our MyStockFund.com website competes with full commission, discount and online brokerage firms. Some of these competitors provide Internet trading and banking services, investment advisor services, touchtone telephone and voice response banking services, electronic bill payment services and a host of other financial products. Our tax preparation and tax extension websites compete with the much larger firms such as Intuit and H&R Block.

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

The government of the People’s Republic of China has at times taken measures to restrict digital platforms, publishers or specific content themes from consumption by its citizens. We invest significant efforts into ensuring that our published content in China is consistent with our most current understanding of prevailing Chinese laws, regulations, and policies; and to date our published content in China has been met with successful distribution and no action or inquiry from the Chinese government. However, our business could be harmed by unforeseen regulatory restrictions or policy changes in China regarding digital content.

Employees

As of December 31, 2013, we had 24 employees.

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

Available Information

Remark Media’s website address is www.remarkmedia.com.   Information on our website is not incorporated by reference into the Form 10-K and should not be considered a part of this report.  We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports in addition to other SEC reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

We are in varying development stages of our business, so our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Additionally, we have limited operating history of our owned websites in the United States market. Some of the risks and difficulties we expect to encounter include our ability to:

•	manage and implement new business strategies;
•	successfully commercialize and monetize our assets;
•	successfully attract advertisers for our owned and operated websites;
•	continue to raise additional working capital;
•	manage our expense structure as a U.S. public company including, without limitation, compliance with the Sarbanes Oxley and Dodd Frank Acts;
•	manage operating expenses;
•	establish and take advantage of strategic relationships;
•	manage and adapt to rapidly changing and expanding operations;
•	respond effectively to competitive developments; and
•	attract, retain and motivate qualified personnel..

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

A key component of our business strategy is to grow our network of owned and operated websites to cover a variety of category verticals to address consumer interests and needs. In doing so we will encounter a number of risks, including increased capital requirements, growth in our workforce, new competitors and development of new strategic relationships. We cannot ensure that our strategy will result in increased revenue or operating profit. Furthermore, growth into new areas may require changes to our cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks.

Our quarterly results of operations might fluctuate due to seasonality, which could adversely affect our growth rate and in turn the market price of our securities.

Our quarterly results have fluctuated in the past and will likely fluctuate in the future due to seasonal fluctuations in the level of Internet usage and interest in various topics of our Brands.  Prolonged or severe decreases in usage during certain seasonal periods may adversely affect our growth rate and in turn the market price of our securities.  In addition, we expect the revenues associated with our websites at  www.irs.com, www.taxextension.com, and www.filelater.com to be largely seasonal in nature, with peak revenues occurring during January through April, corresponding to the U.S. tax season.

If we are unable to attract and retain visitors to our web business in a cost-effective manner, our business, financial condition and results of operations will be adversely affected.

Our primary strategy for attracting and retaining users to our websites is to provide content and community-focused digital experiences. The success of these efforts depends, in part, upon our ability to create and distribute high-quality content as well as to innovate and evolve our content and social media technology platforms at scale in a cost-effective manner. Failure to do so could adversely affect user experiences and reduce traffic to our owned and operated websites, which would adversely affect our business, financial condition, results of operations and cash flows. Additionally, our strategy could be flawed and might not result in the ability to attract and retain users in a cost-effective manner. A second strategy we utilize to attract traffic is the search engine optimization, (“SEO”), of our websites and the content published on them.  SEO involves architecting websites with the objective of ranking well in unpaid search engine results. Our ability to successfully manage SEO efforts across our owned and operated websites is dependent on our timely and effective modification of SEO practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends and our ability to offer websites and content responsive to ever-changing consumer interests and trends. Our failure to successfully manage our SEO strategy could result in a substantial decrease in traffic to our owned and operated websites, or an inability to attract traffic to new websites that we launch which would adversely affect our business, financial condition, results of operations and cash flows.

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

New regulations governing the Internet and e-commerce may negatively affect our business.

Any new legislation or regulation, or the application of existing laws and regulations to the Internet or other online services, could have a material adverse effect on our business, prospects, and financial conditions and results of operations.

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

The application of new and existing laws and regulations to the Internet or other online services has had a material adverse effect on our business, prospects, financial condition and results of operations in the past. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The Taxpayer Protection Act of 2007(“H.R. 1677”). Section 8 of H.R. 1677 would have amended Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on certain use of the U.S. Department of the Treasury names and symbols. Although the legislation was never passed by the Senate or signed into law and the bill ceased with the ending of the 110th Congress in January 2009, there is no guarantee that similar legislation won’t be introduced and passed into law by the current or future Congress. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, such legislation may adversely impact our overall operations. We own the Internet domain address US Tax Center at www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. While the bill was never passed into law, if enacted, the passage of such legislation could have severely adversely affected our use of our Internet domain address US Tax Center at www.irs.com as well as our overall operations. In the event a bill such as H.R. 1677 were to become law, we intend to be continue to be diligent in our communications with the Internal Revenue Service and Congress in an effort to mitigate any potential negative effects of such legislation.

We are subject to the extensive regulations that govern a broker-dealer.

MyStockFund Securities, Inc., one of our websites (MyStockFund.com), is a broker-dealer registered with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, and a member of a self-regulatory organization, the Financial Industry Regulatory Authority (“FINRA”). Broker-dealers are subject to federal and state laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, minimum net capital requirements, record-keeping and retention, anti-money laundering, privacy laws, and the conduct of their directors, officers, employees and other associated persons. Violations of the federal and state laws and regulations governing a broker-dealers actions could result in civil and criminal liability and administrative liability in the form of censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

We face intense competition from larger, more established companies, and we may not be able to compete effectively, which could reduce demand for our services.

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Bankrate.com, Yahoo!Finance.com, and Smartmoney.com, and we will compete for Internet advertising revenues with numerous websites focusing on the young adult demographic.

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

We cannot assure you that, should agreements with our advertising networks, strategic sales and marketing partners, and /or direct advertisers fail to be renewed or should the contracts be terminated or modified in advance of their expiration, we will be able to timely replace the sponsored listings they provide us. We have had similar agreements in the past that have failed to be renewed or been modified prior to their termination where our financial results were harmed.

We may not succeed in marketing and monetizing our assets to potential customers or developing strategic partnerships for the distribution of our products and services.

Our plans to market and monetize our assets in the United States are still relatively new, and we have limited experience in owning and operating websites in the United States.  We may not be successful in establishing a customer base of our owned and operated websites.  If we are not successful in developing, releasing and/or marketing these owned and operated websites and services on a profitable basis, our results of operations would be materially and adversely affected.

RISKS RELATING TO OUR COMPANY

We may not have sufficient liquidity to support our operations.

As of December 31, 2013, the Company’s total cash and cash equivalents balance was approximately $1.3 million.   The Company has incurred net losses and generated substantial negative cash flow from operations in the twelve months ended December 31, 2013 and in each fiscal year since its inception and has an accumulated deficit of $111.7 million as of December 31, 2013.

The Company intends to fund its future operations through revenue growth in its Brands segment, particularly its personal finance and 18-to-34 year old lifestyle properties. However, absent any acquisitions of new businesses, the addition of new customers, or the material increase in revenue from its existing customers, current revenue growth may not be sufficient to sustain the Company's operations in the long term. As such, the Company may need to obtain additional equity financing and/or divest of certain assets or businesses, neither of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that might be obtained could substantially dilute existing stockholders. There is no certainty that the Company will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. For further details regarding liquidity, refer to our "Liquidity and Capital Resources" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

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

Based on the Company’s current financial projections, the new Term Loan Agreements, conversion of the old Term Loan Agreements, and the reduction in expenses, all discussed above, the Company believes it has sufficient existing cash resources to fund operations through December 2014.   However, projecting operating results is inherently uncertain.   Accordingly, the Company’s cash resources could be fully utilized prior to December 2014.

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

The anticipated benefits of the acquisitions may not be realized fully or at all or may take longer to realize than expected.

The acquisitions of Banks.com and Pop Factory involved the integration of companies that have previously operated independently with principal offices in different distinct locations. Significant management attention and resources have been and will be required to integrate the companies. Delays in this process could adversely affect the combined company's business, financial results, financial condition, and stock price following the merger. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

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

During 2013, we significantly increased our revenues compared to 2012 from $0.5 million to $2.0 million. The increase was principally due to the acquisitions of Pop Factory and Banks.com. The Company has also implemented multiple cost saving measures in 2013. However, we cannot be certain that our business strategy will be successful or that it will successfully address these risks.  Any failure by us to successfully implement our new business plans would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We accounted for our investment in Sharecare under the equity method of accounting through November 2012, under which we record our proportionate share of Sharecare’s net income or loss.  As of December 2012, we moved to the cost method.  It is likely that Sharecare will need to raise additional capital, or make additional acquisitions, and our equity position in Sharecare may be diluted if Sharecare issues additional equity, options, or warrants.  If Sharecare makes a capital call of its existing equity holders, our position may be diluted if we choose not to contribute additional capital. Our interest ownership in the common stock of Sharecare was 8.19% at December 31, 2013.

If we do not scale and adapt our business to technological needs of increased traffic and technological changes, it could cause inefficiencies or disruptions on our websites and loss of users, contributors, and advertisers.

As our business grows, our technological and network infrastructure must keep in-line with our traffic and advertiser needs. Future demand is difficult to forecast and we may not be able to adequately handle large increases unless we spend substantial amounts to augment our ability to handle increased traffic. Additionally, the implementation of increased network capacity contains some execution risks and may lead to ineffectiveness or inefficiency. This could lead to a diminished experience for our consumers and advertisers and damage our reputation and relationship with them, leading to lower marketability and negative effects on our operating results. Moreover, the pace of innovative change in network technology is fast and if we do not keep up, we may lag behind competitors. The costs of upgrading and improving technology could be substantial and negatively affect our business, financial condition, results of operations and cash flows.

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

If we are not able to attract and retain key management, we may not successfully integrate the acquired assets into our historical business or achieve our other business objectives.

We will depend upon the contributions of our senior management, including our Chief Executive Officer and Chief Financial Officer, for our future business success. The loss of the service of any of the key members of our senior management may significantly delay or prevent the integration of the contributed assets and other business objectives.

We could incur asset impairment charges for intangible assets or other long-lived assets.

We have intangible assets and other long-lived assets, therefore future lower than anticipated financial performance or changes in estimates and assumptions, which in many cases require significant judgment, could result in impairment charges.  We test intangible assets that are determined to have an indefinite life for impairment during the fourth quarter of each fiscal year, and assess whether factors or indicators, such as unfavorable variances from established business plans, significant changes in forecasted results or volatility inherent to external markets and industries, become apparent that would require an interim test.  Adverse changes in the operating environment and related key assumptions used to determine the fair value of our indefinite lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets.  In December 2012, we recorded an impairment charge of $0.4 million resulting from abandoning certain projects in our Content and Platform Services business.  In September 2011, we recorded an impairment charge of $0.4 million resulting from our analysis of a triggering event tied to the strategic reductions in investment in our China operations to better align expenses to the revenues being generated at that time.  If any of the assumptions used in the analysis change in the future, an impairment charge for a portion or all of the assets may be required.  In addition, in December 2010, we recorded an impairment charge of $0.5 million, primarily because of changes in our assumptions as to the time and cost required to obtain licenses to operate in China similar to the ones we currently hold. An additional impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity. As of December 31, 2013, we evaluated our portfolio of intangible assets and other long-lived assets for impairment and determined that no impairment was deemed necessary.

Our Information Technology Infrastructure is cloud-based.

In December 2013, we converted from hardware storage in data room to a cloud-based infrastructure. Like many companies using the cloud, we continually strive to meet industry information security standards relevant to our business. We continuously perform vulnerability assessments, review log/access,  perform system maintenance, and manage network perimeter protection. A breach of external perimeter may lead to the loss of confidential information.

RISKS RELATING TO OUR COMMON STOCK

Our stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock

Our common stock is currently listed on the NASDAQ Capital Market.  From  January 1, 2013, through March 30, 2014, the high and low sales prices for our common stock were $6.10 and $1.12, respectively. There is a limited public market for  our common stock, and we cannot provide assurances that a more active trading market will develop. As a result of low trading volume in our common stock, the purchase  or sale of a  relatively small number of shares could result in significant share  price  fluctuations.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

HowStuffWorks, a subsidiary of Discovery, beneficially owns a 6.53% of our outstanding common stock and is a party of a stockholders’ agreement.  Our Chairman and Chief Executive Officer, Kai-Shing Tao may be deemed to beneficially own 3,890,402 shares or 34% of our common stock including 3,556,372 beneficially owned by Digipac, LLC, of which he is the manager and a member. The interests of these stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate actions. This concentration of ownership may have the effect of delaying or preventing change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company more difficult, which acquisition may be beneficial to stockholders.

Provisions in our certificate of incorporation and by-laws, as well as provisions of the General Corporation Law of the State of Delaware ("DGCL"), may discourage, delay or prevent a merger, acquisition or other change in control of the  Company, even if such a change in control would be beneficial to our stockholders. These provisions include the following:

only our Board of Directors may call special meetings of our stockholders;
our stockholders may take action only at a meeting of our stockholders and not by written consent;
we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

Additionally, Section 2013 of the DGCL prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. We have not opted out of the restriction under Section 2013, as permitted under DGCL.

The concentration of our stock ownership, as well as our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, stockholders agreement and Delaware law contain provisions that may make our acquisition more difficult without the approval of our board of directors, which could discourage, delay or prevent a transaction involving our change of control.

As of December 31, 2013, Kai-Shing Tao, the Company's Chairman and Chief Executive Officer, together, with all of his managed and controlled entities, including Digipac, LLC and Pacific Star Management, LP, holds approximately 34% of our outstanding shares of common stock. As a result, it will be difficult for our other stockholders to approve a takeover of us without cooperation of Mr. Tao.  In addition, Digipac, LLC issued a $3.5 million convertible promissory note on January 29, 2014 that may convert both the unpaid, accrued interest and principal at a rate of $5.03 into shares of the Company's common stock. As of March 31, 2014, if Digipac elected to convert its outstanding principal and accrued interest into shares of common stock - which also have registration and piggyback rights - the transaction would result in an additional 703 thousand of common stock, representing an additional 4% of equity interest and increasing his ownership position from 34% to 38%.

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

A significant number of additional shares of our common stock may be issued upon the exercise or conversion of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock

As of December 31, 2013, we had convertible notes and accrued interest convertible into 2,521,929 shares of common stock, and options and warrants to purchase approximately 284,329 shares of common stock outstanding. The issuance of these shares of common stock would substantially dilute the proportionate ownership and voting power of existing stockholders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

If we fail to meet all listing requirements, we might not be able to remain listed on The NASDAQ Stock Market.

On May 21, 2013, The NASDAQ Stock Market (“NASDAQ”) notified the Company that it did not comply with Listing Rule 5550(b) (the “Rule”), which requires a minimum $2,500,000 stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 net income from continuing operations.  As a result of the conversion of certain convertible notes into equity; on November 12, 2013, the Company believes it has regained compliance with the stockholders’ equity requirement for continued listing set forth in Listing Rule 5550(b). There can be no assurance that we will be able to continue to satisfy the requirements to maintain a continued listing on The NADAQ Capital Market.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 3930 Howard Hughes Parkway, Suite 400, Las Vegas, Nevada 89169, which consists of approximately 10,915 square feet of leased space. Remaining obligations under the lease are approximately $0.5 million, and the lease terminates in 2016. We also leased approximately 11,818 square feet of leased space in Concourse Six office space, Suite 1500, Atlanta, Georgia, 30328, which we have subleased for the remainder of the term of June 30, 2016.

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

	High	Low
Year ended December 31, 2013
First Quarter	$2.05	$1.12
Second Quarter	3.78	1.55
Third Quarter	4.57	2.24
Fourth Quarter	6.10	3.45

Year ended December 31, 2012
First Quarter	$6.15	$6.02
Second Quarter	3.58	3.40
Third Quarter	1.95	1.66
Fourth Quarter	1.74	1.53

Holders of Record

As of March 31, 2014, the last sale price of our common stock on the NASDAQ Capital Market was $5.51 per share.  As of March 31, 2014,  there were approximately 138 stockholders of record.

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

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Form 10-K.  Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business, the likelihood of our success in achieving the desired benefits from the Banks.com and Pop Factory acquisitions and our assumptions regarding the regulatory environment and international markets, include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may” and similar expressions are forward-looking statements.  Although these statements are based upon reasonable assumptions, they are subject to risks and uncertainties. These forward-looking statements represent our estimates and assumptions only as of the date of this filing and are not intended to give any assurance as to future results.  As a result, undue reliance should not be placed on any forward-looking statements.  We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws.

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

On November 13, 2012, the Company entered into a Services Agreement with TheStreet Inc. (Nasdaq: TST) (“TheStreet”) in which Remark Media granted TheStreet an exclusive right to sell and serve advertisement and e-commerce on certain of Remark Media’s personal finance websites. TheStreet will also support the websites by providing personal finance content, various promotion and advertisements on TheStreet’s websites, and marketing support. The Company and The Street elected to terminate the agreement effective May 31, 2013.

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

On March 29, 2013, Remark Media acquired Pop Factory, LLC ("Pop Factory"), the owner and operator of Bikini.com, a beach lifestyle digital media brand providing websites, branded merchandise, and mobile content, for total cash consideration of $2,375,000.  In connection with the purchase, the two founders, who had remained executives of Pop Factory, entered into one year employment agreements with Pop Factory and noncompetition agreements with the Company.

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

On November 13, 2013, the Company entered into a $2.5 million Term Loan Agreement, at 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company's Chairman and Chief Executive Officer. The Term Loan Agreement is secured pursuant to the Term Loan Agreement detailed above, as amended by Amendment No. 2 to that Term Loan Agreement, dated April 2, 2013. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $3.75 per share, which was the closing price of the Company's common stock on the date of entrance  into the agreement. The balance is due November 2015.

On January 29, 2014, the Company entered into a $3.5 million Term Loan Agreement ("January 2014 Note"), at 6.67% annual interest for the first year and 8.67% for the second year, with the lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company's Chairman and Chief Executive Officer, and in part owned by Mr. Douglas Osrow, the Company's Chief Financial Officer. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at a rate of $5.03 (the "Conversion Price") - which was the stock price immediately prior to the effective date of the agreement - if all or a portion of is elected by Digipac. The Company may also convert the all or a portion of the principal and accrued interest of the January 2014 Note into Common Stock at the conversion price if the weighted average price of Common Stock is equal to at least the 150% of the conversion price for at least 30 to 40 trading days immediately prior to the date of the Company's election. The January 2014 Note provides that the Company and Digipac will negotiate and enter into a registration rights agreement providing Digipac with demand and piggyback rights with respect to the shares of Common Stock underlying the January 2014 Note.

Our Strategy

This year, we are focusing on creating an 18-to-34 year old, young adult lifestyle digital media vertical, and commenced the development in March 2013 with the acquisition of Pop Factory, the owner and operator of Bikini.com. We have redeveloped the website and added retail e-commerce for swimwear and accessories in November 2013. On January 15, 2014, the Company's wholly owned subsidiary, Banks.com, completed an asset acquisition of domain names www.taxextension.com, www.taxextensions.com, and www.onlinetaxextension.com - which provide web-based tax extension services. Additionally, we intend to continue to acquire other complimentary digital media properties.

During 2012, we focused on the development and growth of our personal finance digital media vertical by acquiring Banks.com, Inc., which brought us the portfolio of personal finance properties including Banks.com, US Tax Center at www.irs.com, FileLater.com, and MyStockFund.com.

Our Operations

Domestic

The Banks.com acquisition was successfully completed on June 28, 2012.  Assets obtained through the Banks.com acquisition serve to build a network of personal finance digital media businesses. These include Banks.com, the US Tax Center at www.irs.com, FileLater.com, and MyStockFund.com.

In 2013, we acquired Pop Factory, and relaunched the brand and website as a beach lifestyle destination with a focus on fashion, style, fitness, travel and fun for 18-to-34 year old women. In November 2013, we added retail e-commerce to Bikini.com, allowing end users to purchase swimwear and accessories.

We continue to invest in technology and product development to support these businesses.

Although Remark Media is no longer providing services for Sharecare, the Company maintains equity ownership in the venture.  As of December 31, 2013, we own approximately 8.19% of Sharecare’s common stock and had representation on Sharecare’s board of directors.  Through November 30, 2012, the Company accounted for its equity interest in Sharecare under the equity method of accounting.  Under this method, the Company recorded its proportionate share of Sharecare’s net income or loss based on Sharecare’s financial results.  As of December 1, 2012, the Company changed to the cost method of accounting due to a lower percentage of ownership, nonparticipation in the policy-making processes, and limited existence of technology dependency.

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

BoWenWang  (http://www.bowenwang.com.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.  The website is published from Beijing in the Chinese language.  Launched in June 2008, BoWenWang features a combination of original content authored by the Company, translated and localized articles from the leading Discovery Communications brand HowStuffWorks, and content from World Book, Inc.  Revenue generated from the operations based in China was minimal during the years ended December 31, 2013 and 2012.  We do not expect to see meaningful growth in our China operations in the near term without an increased investment.

ComoTudoFunciona  (http://hsw.com.br) is Brazil’s online source for credible, unbiased and easy-to-understand explanations of how the world actually works.  The Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized content from the leading Discovery Communications brand HowStuffWorks, and is published from Remark Media’s São Paulo operations.  We recognized minimal revenues from Brazil during the years ended December 31, 2013 and 2012, respectively. We do not expect to see meaningful growth in our Brazil operations in the near term without an increased investment.

Further, we have established media distribution relationships in Asia with a focus on China. We were appointed the official digital distributor in China, Taiwan, Hong Kong, Macao, and South Korea of the live internet broadcast of the Clash in Cotai / Pacquiao vs. Rios boxing event, promoted by Las Vegas Sands and Top Rank, occurring in Macau, China on November 23, 2013. We provided digital and social media, marketing, streaming operations, and establishing brand partners and sponsors for the event. Related to this event, we are the exclusive content partner for China’s first streaming video boxing channel, which we operate in conjunction with PPTV, a leading Chinese streaming video platform. We are in the process of developing additional rich media opportunities to deliver original sports and entertainment content to the evolving Chinese media market through our strategic relationships in Asia and, more specifically, in China.

 Results of Operations – Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth our consolidated results of operations for the years ended December 31, 2013 and 2012.

	Twelve Months Ended December 31,
	2013	2012

Operating revenue
Brands	$2,048,304	$500,890
Total revenue	2,048,304	500,890

Operating expenses
Sales and marketing	388,361	91,467
Content, technology and development	566,883	75,720
General and administrative	6,312,880	6,150,269
Impairment loss	-	412,979
Depreciation and amortization expense	666,395	232,574
Total operating expenses	7,934,519	6,963,009

Operating loss	(5,886,615)	(6,462,119)

Other income (expense)
Gain on change in fair value of derivative liability	(491,638)	930,132
Interest expense	(364,332)	(64,838)
Other income (expense)	(66)	12,970
Total other income (expense)	(856,036)	878,264

Loss before gain (loss) from equity-method investments	(6,742,651)	(5,583,855)

Change of interest gain of equity-method investments	-	2,494,990
Proportional share in loss of equity-method investment	(222,707)	(2,948,206)
	(222,707)	(453,216)

Net loss before benefit from income taxes	(6,965,358)	(6,037,071)

Income tax (expense) benefit	-	(1,531)

Net loss	$(6,965,358)	$(6,038,602)

Net loss per share
Net loss per share, basic and diluted	$(0.90)	$(0.91)

Basic and diluted weighted average shares outstanding	$7,732,748	6,605,563

Comprehensive loss
Net loss	$(6,965,358)	$(6,038,602)
Cumulative translation adjustments	(8,713)	(11,511)
Total comprehensive loss	$(6,974,071)	$(6,050,113)

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as presented in Note 6 to the accompanying consolidated financial statements.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance.

Our Brands segment consists of our websites in Brazil and China and generates revenues from advertisers based in the respective countries. This segment also includes the businesses acquired through the Banks.com acquisition completed on June 28, 2012 and Pop Factory acquisition completed on March 29, 2013. On January 15, 2014, we expanded our personal finance portfolio by acquiring the tax extension domains. The operating results for services performed under the Sharecare and Discovery services agreements are included in the Content and Platform Services segment. However, the Sharecare services agreement was terminated in December 2011. The 2012 activity relates to an impairment of the remaining long-lived assets within that segment.

Revenues

For the twelve months ended December 2013 and 2012, we generated revenue of $2.0 million and $0.5 million, respectively. The increase from the prior year's period relates primarily to the revenues from Banks.com and Pop Factory.

Sales and Marketing

Sales and marketing expenses were $0.4 million and $0.1 million in 2013 and 2012, respectively. The marketing efforts to drive traffic to the sites have increased slightly from year-to-year because of the increase in number of sites through Banks.com and Pop Factory acquisitions.

Content, technology and development

Content, technology and development expenses include the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs of designing and developing our products, including labor, content and third party platform support services.  For the year ended December 31, 2013 and 2012, the expense was $0.6 and $0.1 million, respectively. The increase relates to our capital investment in software projects, editorial work outsourced to third parties, and software maintenance related to our websites.

General and Administrative Expenses

Our total general and administrative expenses were approximately $6.3 million and $6.2 million for the years ended December 31, 2013 and 2012, respectively. The increase principally relates to the legal expenses incurred for due diligence services..

Impairment Loss

Impairment loss was $0.4 million for the year ended December 31, 2012 - due to the Company’s abandonment of certain projects in the Content and Platform Services business.  No impairment loss was recognized for the year ended December 31, 2013.

Depreciation and Amortization

Depreciation and amortization expense was $0.7 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.  The increase is primarily due to amortization of the software capitalized in 2012 and amortization of intangible assets from the Banks.com and Pop Factory acquisitions.

Gain (Loss) on Change in Fair Value of Derivative Liability

The loss on change in fair value of the derivative liability was approximately $0.5 million for the year ended December 31, 2013. The gain on change in fair value of derivative liability was approximately $0.9 million for the year ended December 31, 2012. Since the February 27, 2012 transaction date, the loss on change in fair value of derivative liability increased principally from the higher probability rate of a future financing event being dilutive.

Interest Expense

Interest expense for the year ending December 31, 2013 and 2012 was $0.4 million and $0.1 million, respectively. The increase primarily relates to interest accrued on the November 2012 Note and April 2013 Note - both of which were converted in November 2013.

Loss from Equity-Method Investments and Change of Interest Gain

We accounted for our investment in Sharecare under the equity method of accounting through November 2012.  In December 2012, the Company changed to the cost method of accounting.  Under the equity method, for the year ended December 31, 2012, we recorded a gain of $2.5 million as a result of the change in interest ownership in Sharecare.  Additionally, we recorded a loss of $2.9 million for the year ended December 31, 2012, representing the Company’s share in Sharecare’s income.  In the first quarter of 2013, the Company recorded a $0.2 million change in the estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012.

Liquidity and Capital Resources

As of December 31, 2013, the Company’s total cash and cash equivalents balance was approximately $1.3 million.   The Company has incurred net losses and generated substantial negative cash flow from operations in the twelve months ended December 31, 2013 and in each fiscal year since its inception and has an accumulated deficit of $111.7 million as of December 31, 2013.  The Company had minimal revenues in 2012 due to the termination of certain agreements in the Content and Platform Services segment at the end of 2011 and its transition to owning and operating its own digital media properties. Since that time, the Company has been focused on building and acquiring wholly owned digital media properties for its Brands segment. The Company's revenues in 2013 were $2.0 million which was a $1.5 million increase from 2012. The increase was due to the acquisition of Pop Factory and the personal finance portfolio.

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

On November 12, 2013, Digipac, LLC notified the Company that it wished to convert the entire principal amounts of both the November 2012 Note and the April 2013 Note, and all accrued and unpaid interest thereon, into shares of the Company's common stock, effective as of the same day. This conversion resulted into the issuance of 3,556,672 shares of the Company's common stock to Digipac, LLC and the extinguishing of the total of $5.8 million in debt issued by the Company and the approximately $281,236 in accrued and unpaid interest.

On November 13, 2013, the Company entered into a $2.5 million Term Loan Agreement, at 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company's Chairman and Chief Executive Officer. Mr. Tao has been a director of the Company since 2007. The Term Loan Agreement is secured pursuant to the November 2012 Note and April 2013 Note, as amended by Amendment No. 2 to that Term Loan Agreement, dated April 2, 2013. The principal and interest under the Term Loan Agreement is convertible into Common Stock of the Company at a rate of $3.75 per share, which is the closing price of the Company's common stock on the date of entrance into the agreement. The balance is due on November 13, 2015.

On January 29, 2014, Remark Media, Inc. (the “Company”) issued a Senior Secured Convertible Term Note in the original principal amount of $3,500,000 (the “January 2014 Note”) to Digipac, LLC (“Digipac”) in exchange for $3,500,000 in cash.  The January 2014 Note bears interest at a rate of 6.67% per annum for the first year and 8.67% per annum thereafter, with interest payable quarterly and all unpaid principal and any accrued but unpaid interest due and payable on the second anniversary of its issuance.  The Company may prepay all or a portion of the January 2014 Note at any time upon at least 15 days’ prior written notice to Digipac.  The Company’s issuance of the January 2014 Note was authorized and approved by the Audit Committee of the Company’s Board of Directors (the “Board”), as well as by the full Board.

At the time of the issuance of the January 2014 Note, Digipac held 3,556,672 shares of the Company’s common stock (“Common Stock”) and approximately an additional 675,925 shares of the Common Stock were issuable upon the conversion of the unpaid principal and accrued but unpaid interest under a Senior Secured Convertible Term Note of the Company dated November 13, 2013 in the original principal amount of $2,500,000 held by Digipac.  Kai-Shing Tao, the Company’s Chairman of the Board and Chief Executive Officer, is the manager and a member of Digipac, and as a result has the power to vote and dispose of the securities held by Digipac.  Douglas Osrow, the Company’s Chief Financial Officer, also is a member of Digipac.

At any time, Digipac may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under the January 2014 Note into shares of Common Stock at a conversion price of $5.03 per share (the “Conversion Price”).  The Company also may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under the January 2014 Note into Common Stock at the Conversion Price if the volume weighted average price of the Common Stock is equal to at least 150% of the Conversion Price for at least 30 of the 40 trading days immediately prior to the date of the Company’s election.  The January 2014 Note also provides that the Company and Digipac will negotiate and enter into a registration rights agreement providing Digipac with demand and piggyback registration rights with respect to the shares of Common Stock underlying the January 2014 Note.

The foregoing description of the January 2014 Note is not complete and is qualified in its entirety by reference to the full text of the January 2014 Note, which is filed herewith as Exhibit 4.1 and incorporated herein by reference.

On January 29, 2014, in connection with the issuance of the January 2014 Note, the Company and Digipac entered into Amendment Number Three to Security Agreement (the “Third Amendment”).  The Third Amendment amends that certain Security Agreement dated as of November 23, 2012 by and between the Company and Digipac (the “Security Agreement”) to include the Company’s obligations under the January 2014 Note as obligations secured by the Security Agreement.  The Security Agreement provides that the Company’s obligations are secured by all assets of the Company other than the shares of common stock of Sharecare, Inc. owned by the Company.

Finally the Company has taken steps to reduce operating costs, primarily general and administrative expenses through the closing of the Atlanta and Miami offices and instituting a ceiling on cash compensation.

The Company intends to fund its future operations through revenue growth in its Brands segment, particularly its personal finance and young adult year old lifestyle properties.  Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and the sale of certain non-core assets to provide capital.

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

Based on the Company’s current financial projections, the new Term Loan Agreements, conversion of the old Term Loan Agreements, and the reduction in expenses, all discussed above, the Company believes it has sufficient existing cash resources to fund operations through December 2014.

The table below summarizes the change in our statement of cash flows for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

Net cash used in operating activities	$(3,743,737)	$(4,949,938)
Net cash used in investing activities	(2,778,262)	(824,238)
Net cash provided by financing activities	6,428,192	5,598,006

Net decrease in cash and cash equivalents	$(93,807)	$(176,170)

Cash flows used in operating activities

The net cash used in operating activities was $3.7 million for the year ended December 31, 2013 compared to $4.9 million for the year ended December 31, 2012.  The decrease is principally due to increase in revenues and continued cost containment initiatives.

Cash used in investing activities

During the year ended December 31, 2013, the net cash used in investing activities was $2.8 million compared to $0.8 million for the year ended December 31, 2012.  The increase in cash used in investing activities for 2013 is primarily due to the payment of the cash consideration of $2.4 million related to the Pop Factory acquisition consummated on March 29, 2013.

Cash flows from financing activities

For the year ended December 31, 2013, the net cash provided by financing activities was $6.4 million, which primarily consisted of the net cash proceeds of $6.5 million provided by the convertible note financing in April 2013 and November 2012 - both of which were converted in November 2013.  For the year ended December 31, 2012, net cash used in financing activities was $3.9 million which was related to proceeds received from equity financing and $1.8 million in proceeds received from the convertible note financing in November 2012.

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

Revenue Recognition

The Company generally recognizes revenue when persuasive evidence of an arrangement exists; services have been provided; fees are fixed or determinable; and collectability is reasonably assured.

The Company generally recognizes revenue from its network of domestic and international websites. Revenue is recognized as visitors are exposed to or react to advertisements on its websites, or purchase goods or services. Revenue from advertising is generated in the form of sponsored links and display ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, revenue is generally earned based on the number of clicks or other actions taken associated with such ads; in the paid-for-impression model, revenue is derived from the display of ads.

Stock-Based Compensation

Under the 2006 Equity Incentive Plan adopted April 13, 2006, and the 2010 Equity Plan adopted June 15, 2010, as modified on December 30, 2011 (the “Plans”), Remark Media authorized a total of 1,325,000 shares for grant as part of a long-term incentive plan to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the Plans have been granted to our officers and employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.  Additionally in 2009, 2010, 2011, 2012, and 2013 we granted restricted shares to certain members of our Board of Directors and executives.  As of December 31, 2013, no options have been exercised under the Plan.    We recognize expense based on the fair value of our stock-based compensation awards.

We have elected to use the Black-Scholes options pricing model to determine the grant date fair value of stock option awards.  We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods.  Stock-based compensation expense was $0.6 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively.

Impairment of Property and Equipment

Property and equipment is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Such events include significant adverse changes in the business climate, the impact of significant customer losses, unanticipated current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life.  Recoverability of property and equipment is measured by a comparison of the carrying amounts to future net undiscounted cash flows the assets are expected to generate.  For purposes of recognition and measurement of an impairment loss, property and equipment are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.  In December 2012, the Company abandoned certain software development projects associated with its Content and Platform Services business.  As a result, the Company recorded a $0.4 million impairment charge in the fourth quarter of 2012. No impairment charge has been recognized on our property and equipment as of December 31, 2013.

Impairment of Investments

Investments are reviewed to determine if events have occurred which would indicate that a decrease in value has occurred which is other than temporary.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. We monitor our assets for potential impairment on an ongoing basis.  No impairment charge has been recognized on our investment balances as of December 31, 2013 or 2012.

Goodwill and Indefinite-Lived Intangible Assets Impairment

In December 2013 and 2012, the Company performed a qualitative assessment of the carrying value of goodwill and indefinite-lived intangible assets under the Step Zero process. The Step Zero process determines whether it is more likely than not that the fair value is less than the carrying amount.  After consideration of the Company’s market capitalization and the fact that the majority of these assets are comprised of the Banks.com acquisition in June 2012 and Pop Factory acquisition in March 2013, and the fair value of the Company's position in Sharecare; the Company determined there were no impairment charges of goodwill or indefinite-lived intangibles in 2013.

Derivative Liability for Warrants to Purchase Common Stock

The Company's derivative liability for warrants represents the fair value of warrants issued in connection with the equity financing related to the Banks.com acquisition on February 27, 2012 ("Equity Financing"). These warrants are presented as liabilities based on certain exercise price reductions provisions. The liability, which is recorded at the fair value on the balance sheet, is calculated using the Monte Carlo simulation valuation method. The change in the fair value of these warrants is recognized as other income or expense in the consolidated statement of operations.

Recent Accounting Pronouncements

We are subject to recent accounting pronouncements, as described in detail in Note 2 to our consolidated financial statements included in Item 8 herein.

Off-Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

For supplemental quarterly financial information, see Note 14, Quarterly Financial Data (unaudited), of the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Remark Media, Inc.:

We have audited the accompanying consolidated balance sheets of Remark Media, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Atlanta, GA

March 31, 2014

REMARK MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$1,260,723	$1,355,332
Trade accounts receivable, net	100,583	101,865
Prepaid expenses and other current assets	358,264	503,256
Total current assets	1,719,570	1,960,453

Property and equipment, net	213,192	400,526
Investment in unconsolidated affiliate	229,929	452,636
Licenses to operate in China	100,000	100,000
Intangibles assets, net	3,502,411	1,754,108
Goodwill	1,823,048	1,584,976
Other long-term assets	133,605	106,476
Total assets	$7,721,755	$6,359,175

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,025,738	$516,623
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	731,578	459,548
Derivative liability	769,284	277,646
Current portion of capital lease obligations	177,452	117,549
Total current liabilities	2,789,797	1,457,111

Long-term liabilities
Deferred tax liabilities	25,000	25,000
Other long-term liabilities	-	282,791
Capital lease obligations, less current portion	151,029	294,214
Long-term debt with related party	2,500,000	1,800,000
Total liabilities	5,465,826	3,859,116

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 10,979,372 and 7,113,744 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	10,979	7,114
Additional paid-in-capital	114,025,752	107,300,077
Accumulated other comprehensive income (loss)	(3,343)	5,370
Accumulated deficit	(111,777,459)	(104,812,502)
Total stockholders’ equity	2,255,929	2,500,059
Total liabilities and stockholders’ equity	$7,721,755	$6,359,175

The accompanying notes are an integral part of these consolidated financial statements.

REMARK MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012

Operating revenue
Brands	$2,048,304	$500,890
Total revenue	2,048,304	500,890

Operating expenses
Sales and marketing	388,361	91,467
Content, technology and development	566,883	75,720
General and administrative	6,312,880	6,150,269
Impairment loss	-	412,979
Depreciation and amortization expense	666,395	232,574
Total operating expenses	7,934,519	6,963,009

Operating loss	(5,886,615)	(6,462,119)

Other income (expense)
(Loss) Gain on change in fair value of derivative liability	(491,638)	930,132
Interest expense	(364,332)	(64,838)
Other income (expense)	(66)	12,970
Total other income (expense)	(856,036)	878,264

Loss before gain (loss) from equity-method investments	(6,742,651)	(5,583,855)

Change of interest gain of equity-method investments	-	2,494,990
Proportional share in loss of equity-method investment	(222,707)	(2,948,206)
	(222,707)	(453,216)

Loss before income taxes	(6,965,358)	(6,037,071)

Income tax expense	-	(1,531)

Net loss	$(6,965,358)	$(6,038,602)

Net loss per share
Net loss per share, basic and diluted	$(0.90)	$(0.91)

Basic and diluted weighted average shares outstanding	$7,732,748	6,605,563

Comprehensive loss
Net loss	$(6,965,358)	$(6,038,602)
Cumulative translation adjustments	(8,713)	(11,511)
Total comprehensive loss	$(6,974,071)	$(6,050,113)

The accompanying notes are an integral part of these consolidated financial statements

REMARK MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Years Ended December 31, 2013 and 2012)

					Accumulated
				Additional	Other			Total
				Paid-in	Comprehensive	Accumulated		Stockholders'
	Common Stock			Capital	Income (Loss)	Deficit		Equity
	Shares	Amount

Balance as of December 31, 2011	5,422,295		5,422	101,444,780	16,881		(98,773,900)	2,693,183

Net loss	-		-	-	-		(6,038,602)	(6,038,602)
Foreign currency translation adjustments	-		-	-	(11,511)		-	(11,511)

Restricted stock	12,000		12	(12)	-		-	-
February 12, 2012 stock sale	944,777		945	2,642,328	-		-	2,643,273
Banks.com stock issuance	702,267		702	2,387,006	-		-	2,387,708
Stock-based compensation	-		-	826,008	-		-	826,008
Warrants exercised	32,405		33	(33)	-		-	-
Balance as of December 31, 2012	7,113,744		$7,114	$107,300,077	$5,370		$(104,812,102)	$2,500,059

Net loss	-		-	-	-		(6,965,358)	(6,965,358)
Foreign currency translation adjustments	-		-	-	(8,713)		-	(8,713)

Conversion of notes	3,556,672		3,557	5,998,104	-		-	6,001,663
Restricted stock	308,956		308	(308)	-		-	-
Employee Stock-based compensation	-		-	704,615	-		-	704,615
Consulting Stock-based compensation	-	-	-	23,264	-	-	-	23,264
Balance as of December 31, 2013	10,979,372		$10,979	$114,025,752	$(3,343)		$(111,777,459)	$2,255,529

The accompanying notes are an integral part of these consolidated financial statements.

REMARK MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash Flows from operating activities:
Net loss	$(6,965,358)	$(6,038,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liability	491,638	(930,132)
Depreciation and amortization	666,395	232,574
Impairment loss	-	412,979
Employee Stock-based compensation	704,615	826,008
Consulting Stock-based compensation	23,264	-
Deferred income taxes	-	-
Loss on exit activity	98,974	-
Loss in equity-method investments	222,707	453,216
(Gain)/loss on disposal of assets	114,339	-
Changes in operating assets and liabilities (net affect of acquisition):
Accounts receivable	1,282	7,782
Accounts receivable from affiliates	-	302,129
Prepaid expenses and other assets	117,263	(14,691)
Accounts payable, accrued expenses and other liabilities	781,145	(201,201)
Net cash used in operating activities	(3,743,737)	(4,949,938)

Cash flows from investing activities:
Purchases of property, equipment and software	(120,471)	(516,623)
Cash paid for acquisition	(2,375,000)	(317,503)
Other, net	(282,791)	9,888
Net cash used in investing activities	(2,778,262)	(824,238)

Cash flows from financing activities:
Proceeds from issuance of stock and warrants	-	3,850,451
Proceeds from Convertible Note with related party	6,500,000	1,800,000
Payments of debt issue costs	-	-
Payments on capital leases	(71,808)	(52,445)
Net cash provided by financing activities	6,428,192	5,598,006

Net change in cash and cash equivalents	(93,807)	(176,170)
Impact of currency translation on cash	(802)	-
Cash and cash equivalents at beginning of year	1,355,332	1,531,502
Cash and cash equivalents at end of year	$1,260,723	$1,355,332

Supplemental disclosure of cash flow information:
Other non-cash financing and investing activities:
Stock issued for Banks.com acquisition	$-	$2,387,708
Conversion of related party notes payable	5,998,104	-
Stock issuance costs in the form of warrants	-	133,567

The accompanying notes are an integral part of these consolidated financial statements.

REMARK MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of the Business

Remark Media, Inc.  (“Remark Media” or the “Company”) is a global digital media company focusing on the 18-to-34 year old demographic in primarily Asia and the United States with properties focused on Young Adult Lifestyle: Bikini.com; Personal Finance: Banks.com, US Tax Center at www.irs.com,  TaxExtension.com, FileLater.com, and MyStockFund.com; and International: BoWenWang and ComoTudoFunciona. The Company was incorporated in Delaware in March 2006 and is headquartered in Las Vegas with operations in Beijing, China and São Paulo, Brazil. Remark Media is listed on The NASDAQ Capital Market under the symbol "MARK".

Brands

Our Brands segment consists of those digital media properties that we own and operate.  It presently includes our translated and localized editions of HowStuffWorks.com in China and Brazil; our personal finance vertical, including Banks.com, US Tax Center at www.irs.com, FileLater.com,  TaxExtension.com, and MyStockFund.com; and our new young 18-to-34 lifestyle vertical, including Bikini.com.  We intend to expand our Brands segment in the coming year by continuing to acquire, develop and launch U.S.-based content, social and ecommerce websites targeted at the 18-to-34 year old lifestyle vertical.

HowStuffWorks International

ComoTudoFunciona  (hsw.com.br) is Brazil’s online source for credible, unbiased and easy-to-understand explanations of how the world actually works.

BoWenWang  (www.bowenwang.cn) is an information and reference website that provides China with encyclopedic knowledge and easy-to-understand explanations of how the world works.

Personal Finance

Banks.com is an action-oriented resource for people interested in financial institutions and products.

US Tax Center  (www.irs.com) offers information about tax matters effecting U.S. readers, and provides them with access to tax related information and services.

FileLater.com and TaxExtension.com are e-commerce business providing taxpayers with an online platform to file business and personal tax extensions with the IRS and receive acknowledgment of that filing from the IRS in a matter of minutes

MyStockFund Securities.com offers fractional share investing and a dollar cost averaging brokerage product that allows investors to build a diversified portfolio in stocks, index funds and bond funds without incurring the high fees and trading costs of traditional brokerage firms.

Young Adult Lifestyle

Bikini.com  is a beach lifestyle brand including its flagship website at www.bikini.com, a  branded merchandise, and mobile content online boutique offering premium swimwear and other merchandise, original lifestyle editorial content and related social media and mobile channels

Liquidity Considerations

As of December 31, 2013, the Company’s total cash and cash equivalents balance was approximately $1.3 million.

The Company has incurred net losses and generated negative cash flow from operations in the year ended December 31, 2013 and in each fiscal year since its inception and has an accumulated deficit of $111.7 million. The Company's revenues were $2.0 million for the year ended December 31, 2013 generated principally from owning and operating its own digital media properties.  The Company has been focused on building and acquiring wholly-owned digital media properties.

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

On January 29, 2014, the Company's total cash and cash equivalents balance was approximately $4.5 million. On January 29, 2014, the Company entered into a $3.5 million Term Loan Agreement ("January 2014 Note"), at 6.67% annual interest for the first year and 8.67% for the second year, with the lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company's Chairman and Chief Executive Officer, and in part owned by Mr. Douglas Osrow, the Company's Chief Financial Officer. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at a rate of $5.03 (the "Conversion Price") - which was the stock price immediately prior to the effective date of the agreement - if all or a portion of is elected by Digipac. The Company may also convert all or a portion of the principal and accrued interest of the January 2014 Note into Common Stock at the conversion price if the weighted average price of Common Stock is equal to at least the 150% of the conversion price for at least 30 to 40 trading days immediately prior to the date of the Company's election. The January 2014 Note provides that the Company and Digipac will negotiate and enter into a registration rights agreement providing Digipac with demand and piggyback rights with respect to the shares of Common Stock underlying the January 2014 Note.

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

Based on the most recent cash flow projections from operations and financings, the Company believes it has sufficient existing cash and cash equivalents and cash resources as of January 29, 2014 to provide sufficient funds through December 31, 2014. However, the projecting operating results is inherently uncertain. Anticipated expenses can exceed those that are projected.

To the extent the Company’s available cash and cash equivalents are insufficient to satisfy its long-term operating requirements, the Company will need to seek additional sources of funds, from the sale of equity or debt securities or through a credit facility, or the Company will need to modify its current business plan. There can be no assurances that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. The sale of additional equity or convertible debt securities would likely result in dilution to the Company’s current stockholders.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Remark Media and its subsidiaries (1) HSW Brasil – Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, (4) BoWenWang Technology (Beijing) Limited Liability Company, (5) Banks.com, Inc., (6) My Stock Fund Securities, Inc., (7) Dotted Ventures, Inc. and (8) Pop Factory, LLC ("Pop Factory").   Banks.com, MyStockFund and DottedVentures are wholly-owned subsidiaries acquired through the Banks.com’s acquisition completed on June 28, 2012. Pop Factory is a wholly-owned subsidiary acquired through the Pop Factory acquisition completed on March 29, 2013.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

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

All intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company generally recognizes revenue when persuasive evidence of an arrangement exists; services have been provided; fees are fixed or determinable; and collectability is reasonably assured.

The Company generally recognizes revenue from its network of domestic and international websites. Revenue is recognized as visitors are exposed to or react to advertisements on its websites, or purchase goods or services. Revenue from advertising is generated in the form of sponsored links and display ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, revenue is generally earned based on the number of clicks or other actions taken associated with such ads; in the paid-for-impression model, revenue is derived from the display of ads.

Operating Expenses

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

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject Remark Media to a concentration of credit risk consist principally of cash and accounts receivable.  At December 31, 2013, more than 99% of cash was denominated in U.S. dollars, and less than 1% was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong dollars.  The majority of the Company’s cash and cash equivalents balances are in one financial institution, which is believed to have high credit quality.  Cash is maintained in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe its cash is exposed to any significant credit risk. Cash held by non-U.S. subsidiaries is subject to foreign currency fluctuations against the U.S. dollar. However, the risk in foreign currency is somewhat mitigated at this time as U.S. funds are transferred to Brazil and China to fund that subsidiary’s operating activity.  If, however, the U.S. dollar is devalued significantly against the Brazilian Reais or the Chinese Renminbi, the cost to further develop the Company’s websites in Brazil and China could exceed original estimates.

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

There were no significant concentrations of revenue or accounts receivable during 2013 or 2012.

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

The Company maintains cash accounts at three banks, and, at times, balances exceed federally insured limits. The Company has not experienced any losses related to these balances - $250,000 per depositor at each financial institution. At December 31, 2013, the Company's cash deposits exceeded federally insured limits by approximately $0.6 million. The Company believes that it's not exposed to any significant credit risk on cash and cash equivalent balances.

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

The Company classifies interest and penalties arising from unrecognized income tax positions in the statement of operations as general and administrative expenses if they occur.  At December 31, 2013, and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.  The tax years 2007 through 2012 are not or have not been under examination but remain open to examination under the IRS statute.

Foreign Currency

The functional currency of the Company’s international subsidiaries is the local currency, Reais in Brazil, Renminbi in China or Hong Kong dollars in Hong Kong.  The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses.  Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.  Net gains and losses resulting from foreign exchange transactions are recorded in selling, general and administrative expenses.  Currency translation gains and losses during 2013 and 2012 were immaterial to the Company’s consolidated financial statements.

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

Software Development Costs

The Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.6 million and $0.5 million at December 31, 2013 and 2012, respectively, and are included in “Property, equipment and software” in the consolidated balance sheet. Internally developed software and website development costs will be amortized utilizing the straight-line method over a period of three years, the expected period of the benefit.  There was approximately $28 thousand and $10 thousand of amortization expense recorded for these costs as of December 31, 2013 and 2012, respectively.

Advertising Expenses

The Company expenses advertising costs in the year in which they are incurred.  Advertising expenses for the years ended December 31, 2013 and 2012 were minimal.

Commitments and Contingencies

The Company records liabilities for loss contingencies arising from claims, assessments and litigation and other sources when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  In the opinion of management, and after consultation with legal counsel, there were no material claims, assessments and litigation against the Company as of December 31, 2013.

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

In December 2012, the Company abandoned certain software development projects associated with its Content and Platform Services business.  As a result, the Company recorded $0.1 million and $0.4 million impairment charges in the fourth quarters of 2013 and 2012, respectively.  No impairment charges were recorded for the property and equipment portfolio in 2013 or 2012.

Impairment of Investments

Investments are reviewed to determine if events have occurred which would indicate that a decrease in value has occurred which is other than temporary.  Evidence of a loss in value include, but are not limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company monitors its assets for potential impairment on an ongoing basis.  No impairment charge has been recognized related to investments as of December 31, 2013 or 2012.

Goodwill and Indefinite-Lived Intangible Assets Impairment

In December 2013 and 2012, the Company performed a qualitative assessment of the carrying value of goodwill and indefinite-lived intangible assets under the Step Zero process. The Step Zero process determines whether it is more likely than not that the fair value is less than the carrying amount.  After consideration of the Company’s market capitalization and the fact that the majority of these assets are comprised of the Banks.com merger in June 2012 and Pop Factory acquisition in March 2013, the Company determined there were no impairment charges of goodwill or indefinite-lived intangibles in 2013 or 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASC 2013-11, “Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”  (“ASU 2013-11”) which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. The Company is currently evaluating the impact of the July 1, 2014 adoption of this guidance on its consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or a single note, any significant amount reclassified out of accumulated other comprehensive income in the period in its entirety to net income, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance as of January 1, 2013. The adoption of ASU 2013-02 impacted disclosure only and did not have any impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”. The ASU prescribes technical corrections and improvements to the Accounting Standards Codification for source literature amendments, guidance clarification and reference correction, and relocated guidance within the Accounting Standards Codification. The ASU is effective for fiscal periods beginning after December 15, 2012. Adoption of this ASU did not have a material impact to the consolidated financial statements.

In July 2012, the FASB issued ASC update No. 2012-02, “Intangibles-Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment” (ASC 2012-02). Under the amendments in this update, a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the qualitative impairment test in accordance with Topic 350. The more likely than not threshold is defined as having a likely-hood of more than fifty percent. If after assessing the qualitative factors, a company determines it does not meet the more likely than not threshold, a company is required to perform the quantitative impairment test by calculating the fair value of an indefinite-lived intangible asset and comparing the fair value with the carrying amount of the asset. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). The adoption of this update had no impact on the reported consolidated financial statements or results of operations.

3.  TRANSACTIONS WITH SHARECARE

Until November 30, 2012, the Company accounted for its equity interest in Sharecare under the equity method of accounting.  Under this method, the Company recorded its proportionate share of Sharecare’s net income or loss based on Sharecare’s financial results.  As of December 1, 2012, the Company moved to the cost method of accounting due to a lower percentage of ownership (10.8% as of December 31, 2012), nonparticipation in policy-making processes, and limited existence of technology dependency by Sharecare on the Company. As of December 31, 2013, the Company owned 8.19% of the outstanding common stock of Sharecare, Inc.

The following table shows selected unaudited financial data of Sharecare including Remark Media’s proportional share of net loss in Sharecare as reported under the equity method for the twelve months and eleven months ended December 31, 2013 and November 30 2012, respectively. During the first quarter of 2013, the Company recorded a $0.2 million change in its estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012, based on information that was finalized and provided to the Company subsequent to the issuance of its December 31, 2012 financial statements:

	Twelve Months Ended December 31,	Eleven Months Ended November 30,
	2013	2012
Revenues	$-	$26,047,257
Gross profit	-	23,550,984
Loss from operations	-	(23,936,726)
Net loss	-	(24,413,627)

Proportionate share in loss of equity-method investment, including change in interest gain	(222,707)	(453,216)

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

Assumptions used in calculating the fair value of these warrants were noted as follows (including assumptions used in calculating the transaction date fair value for the warrants issued in the February 2012 Equity Financing):

	December 31, 2013	December 31, 2012

Annual rate of quarterly dividend	0.00%	0.00%
Expected volatility	100.0%	110.0%
Risk free interest rate	1.10%	0.66%
Expected remaining term (in years)	1.16 - 3.66	2.16 - 4.65

In addition to the assumptions above, the Company takes into consideration whether or not it would participate in another round of equity financing and, if so, what the stock price would be for such a financing at that time.

At December 31, 2013 and 2012, the fair value of liability classified warrants were as follows:

	December 31, 2013	December 31, 2012

Derivative liabilities	$769,284	$277,646

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

Balance at January 1, 2012	$-
Fair value of warrants issued in February 2012	1,207,778
Decrease in fair value resulting in gain	(930,132)
Fair value at December 31, 2012	$277,646

Balance at January 1, 2013	$277,646
Increase in fair value resulting in loss	491,638
Fair value at December 31, 2013	$769,284

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the warrants exercise or expiration, at which time the liability will be reclassified to stockholders' equity.

5.  ACQUISITIONS

On March 29, 2013, Remark Media acquired Pop Factory, LLC ("Pop Factory") a digital beach lifestyle brand providing websites, branded merchandise, and mobile content, for total cash consideration of $2,375,000. In connection with the purchase, the two founders, who had remained executives of Pop Factory, entered into one year employment agreements with Pop Factory and noncompetition agreements with the Company.  In 2013, Remark Media introduced a refreshed Bikini.com brand and a new website at www.bikini.com, with a focus on providing sophisticated and informative content, social media and services for fun in the sun destinations, style, and health and fitness.  In November 2013, Remark Media launched its e-commerce segment; however, the gross throughput of transactions for the period ended December 31, 2013 was immaterial to the consolidated financial statements.

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

The table below illustrates the final allocation of the purchase price over the identifiable assets and assumed liabilities on March 29, 2013.

Tangible assets
Current assets	$-
Fixed assets	5,282
Total tangible assets	5,282

Intangible assets
Customer contracts	33,000
Domain names	2,100,000
Other intangible assets	5,715
Total intangible assets	2,138,715

Accounts payable	(7,068)
Total identifiable net assets	2,136,929

Goodwill	238,071

Total purchase price	$2,375,000

The acquisition transaction costs incurred for the period ended December 31, 2013 totaled $0.1 million and were all expensed as general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2013. Pop Factory's revenue since the acquisition effective date through December 31, 2013 have been included in the consolidated statement of operations.

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

Consideration:
Shares of Remark stock issued to Banks.com shareholders	702,267
Remark common stock price	$3.40
Fair value of common stock issued	$2,387,708
Cash to shareholders	300,000
Cash acquired	(113,747)
Cash to debtholders	131,250
Cash, net of cash acquired	317,503
Total consideration	$2,705,211

Estimated fair value of liabilities assumed:
Current liabilities	$559,411
Capital leases assumed	464,208
Amount attributable to liabilities assumed	$1,023,619

Total purchase price plus liabilities assumed	$3,728,830

Estimated fair value of assets acquired:
Current assets	$229,496
Fixed assets	54,358
Customer relationships	680,000
Domain names	1,180,000
Amount attributable to assets acquired	$2,143,854

Goodwill	$1,584,976

Total	$3,728,830

The acquisition transaction costs incurred in the year ended December 31, 2012 were all expensed and totaled $0.2 million.  These expenses are included under the general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2012.

The following unaudited pro forma combined results of operations are provided for the years ended December 31, 2013 and December 31, 2012 as though the Banks.com acquisition and Pop Factory acquisitions had been completed as of January 1, 2012. The pro forma combined results of operations for the years ended December 31, 2013 and 2012 have been prepared by adjusting the historical results of the Company to include the historical results of Banks.com and Pop Factory ("recent acquisitions"). These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.  The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the recent acquisitions or any estimated costs that will be incurred to integrate the recent acquisitions.

Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

	Unaudited Pro Forma Results of
	Operations Results of Operations
	Twelve Months Ended December 31,
	2013	2012

Revenues	$2,150,988	$824,662
Operating Loss	(6,510,934)	(6,513,928)
Net Loss	$(7,098,039)	$(6,090,411)

Banks.com’s revenues since the acquisition effective date through the year ended December 31, 2012 were approximately $0.3 million and have been included in the Company’s consolidated statements of operations for the year ended December 31, 2012.

Pop Factory's revenues since the acquisition effective date through the year ended December 31, 2013 were approximately $0.1 million and have been included in the Company's consolidated statement of operations for the year ended December 31, 2013.

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

In December 2011, the Company service contract to provide platform services for Sharecare expired. The Company elected not to perform development services and re-focus on its brands segment. In 2013, the Company only has one significant reporting segment - Brands.  The Company has reported two segments for the years ending December 31, 2012:  Brands and Content and Platform Services.  The Brands segment consists of the business related to the Banks.com acquisition completed on June 28, 2012 which generates revenues in the United States and the websites related to the operations in Brazil and China, which generate revenues from advertisers based in the respective countries.  The Content and Platform Services segment consisted in 2012 of the services provided to Remark Media’s affiliates, Sharecare and Discovery, Inc. (“Discovery”).  These services are related to the design, development, hosting and related services necessary to launch and operate websites for Sharecare and Discovery through the Company’s direct activities and management of third party vendors.

Operating results and asset information regarding reportable segments and geographical presence for the years ended December 31, 2013 and 2012 are presented in the following tables:

	Brands	Content and Platform Services	Corporate	Total
Year Ended December 31, 2013
Revenue	$2,048,304	$-	$-	$2,048,304

Operating loss	(167,230)	-	(5,719,385)	(5,886,615)
Interest expense	-	-	(364,332)	(364,332)
Loss on change in fair value of derivative liability	-	-	(491,638)	(491,638)
Other income (expense)	(858)	(222,707)	792	(222,773)
Income tax expense	-	-	-	-
Net loss	$(168,088)	$(222,707)	$(6,574,563)	$(6,965,358)

	Brands	Content and Platform Services	Corporate	Total
Year Ended December 31, 2012
Revenue	$500,890	$-	$-	$500,890

Operating loss	(469,808)	(420,168)	(5,572,143)	(6,462,119)
Interest expense	(20,372)	-	(44,466)	(64,838)
Gain on change in fair value of derivative liability	-	-	930,132	930,132
Other income (expense)	3,519	-	(443,765)	(440,246)
Income tax expense	-	-	(1,531)	(1,531)
Net loss	$(486,661)	$(420,168)	$(5,131,773)	$(6,038,602)

	December 31, 2013	December 31, 2012

Total assets:
Brands	$5,587,314	$3,052,504
Content and platform services	-	-
Business segments	5,587,314	3,052,504
Corporate	2,134,441	3,306,671
Total assets	$7,721,755	$6,359,175

	December 31, 2013	December 31, 2012

Investment of unconsolidated entity:
Business segments	$-	$-
Corporate	229,929	452,636
Total investment in unconsolidated entity	$229,929	$452,636

	December 31, 2013	December 31, 2012

Loss in investment of unconsolidated entity:
Business segments	$-	$-
Corporate	(222,707)	(453,216)
Total loss in investment of unconsolidated entity	$(222,707)	$(453,216)

	December 31, 2013	December 31, 2012

Revenues
United States	$2,038,025	$423,670
Brazil	9,368	73,884
China	911	3,336
Total	$2,048,304	$500,890

	December 31, 2013	December 31, 2012

Property and Equipment
United States	$184,310	$350,717
Brazil	28,882	49,810
China	-	-
Total	$213,192	$400,526

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2013 and 2012, prepaid expenses and other current assets consisted of the following:

	December 31,
	2013	2012

Prepaid insurance	$165,397	$160,131
Deposits and other current assets	192,868	343,125
Total	$358,265	$503,256

8.  GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

			Year Ended December 31,
	Weighted Avg.		2013	2012
	Remaining Life	Life
Domain names	9.47 years	8 years	$3,296,429	$1,196,429
Customer relationships	5 years	7 years	680,000	680,000
License to operate in China	Indefinite	Indefinite	100,000	100,000
Non-compete agreement	1.42 years	2 years	33,000	-
Intangibles Other	1.42 years	2 years	5,715	-
			4,115,144	1,976,429
Accumlated amortization			(512,733)	(122,321)
			$3,602,411	$1,854,108

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

2014	$646,417
2015	390,411
2016	390,411
2017	390,411
Thereafter	1,684,761
Total	$3,502,411

Amortization expense was $0.6 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

Changes in the carrying amount of goodwill for the year ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012

Beginning balance	$1,584,976	$-
Goodwill acquired - Banks.com	-	1,584,976
Goodwill acquired - Pop Factory	238,072	-
Total	$1,823,048	$1,584,976

9.  PROPERTY, EQUIPMENT AND SOFTWARE

As of December 31, 2013 and 2012, property, equipment and software consisted of the following:

	December 31,
	2013	2012

Computer equipment	$600,823	$617,234
Furniture and fixtures	102,435	192,099
Software	398,180	319,889
Capitalized software	151,556	153,987
Leasehold improvements	78,054	218,144
Total	1,331,048	1,501,353
Less accumulated depreciation and amortization	(1,117,856)	(1,100,827)
Property, equipment and software, net	$213,192	$400,526

Depreciation and amortization expense was $0.1 million and $0.1 million for the years ended December 31, 2013, and 2012, respectively.

10.  INCOME TAXES

For the years ended December 31, 2013 and 2012, the benefit from income taxes is comprised of the following

	Year Ended December 31,
	2013		2012
Current:	$		$
Federal		-		-
State		-		-
Foreign		-		(1,531)
Total		-		(1,531)

Deferred:
Federal		-		-
State		-		-
Foreign		-		-
Total		-		-
Income tax (expense) benefit		$-		$(1,531)

The provision for income taxes for the years ended December 31, 2013 and 2012 differs from the amount computed by applying the U.S. income tax rate of 34% to loss before taxes as follows:

	Year Ended December 31,
	2013	2012

Computed "expected" tax benefit	$(2,370,485)	$(2,052,604)
Loss from equity-method investment	75,720	154,093
State taxes, net of federal benefit	-	(213,558)
Tax effect of change in valuation allowance	(245,534)	2,836,371
Tax effect of losses and rates in non-US jurisdictions	2,592,762	20,221
Tax effect of other permanent items	13,026	(744,523)
Other	(65,489)	1,531

Total	$-	$1,531

Loss before benefit from income taxes for the years ended December 31, 2013 and 2012, on a domestic versus foreign basis, consisted of the following:

	Year Ended December 31,
	2013	2012

Domestic	$(6,891,170)	$(5,893,648)
Foreign	(74,188)	(143,423)

Total	$(6,965,358)	$(6,037,071)

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

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$18,735,824	$16,864,117
Amortization	-	(133)
Depreciation of fixed assets	53,178	-
Deferred income and reserves	2,853,995	(177,731)
Stock-based compensation expense	9,680,970	9,450,504
Differences related to stock basis in equity investment	421,203	336,664
Other	292,020	-
Less: valuation allowance	(32,236,042)	(29,607,423)
Total deferred tax assets	(198,851)	(3,134,003)

Deferred tax liabilities:
Acquired intangibles	(25,000)	(25,000)
Depreciation of fixed assets	205,211	(26,019)
Amortization of Intangibles	0	3,166,382
Foreign exchange gain/loss	(6,360)	(6,360)
Total deferred tax liabilities	173,851	3,109,003

Net deferred tax liabilities	$(25,000)	$(25,000)

The following table represents a roll forward of the valuation allowance against deferred tax assets for fiscal 2013 and 2012:

	Year Ended December 31,
	2013	2012

Balance at the beginning of year	$29,607,423	$23,209,679
Increase related to net operating loss and costs and expenses
incurred in the current year	2,588,839	6,154,285
Change related to prior year true-ups	66,157	346,442
Effect of foreign exchange rate differences	(26,376)	(102,983)

Balance at end of year	$32,236,042	$29,607,423

The net operating losses available at December 31, 2013, to offset future taxable income in the U.S. federal, state, Hong Kong, China and Brazil jurisdictions are $46.4 million, $34.4 million, $0.5 million, $3.0 million and $6.6 million, respectively.  The income tax rates for Hong Kong, China and Brazil are 16.5%, 25% and 15%, respectively.

The net operating losses in the U.S. include losses in the amount of $3.9 million related to the purchase of DailyStrength. The ability of the Company to utilize net operating loss ("NOL") carryforwards to reduce future federal taxable income and federal income tax is subject to various limitations under the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon occurrence of certain ownership changes, including the issuance or exercise rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock during any three-year period resulting in an aggregate change of more than 50% in beneficial ownership of the Company.

In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on an amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the company multiplied by (ii) a percentage approximately equivalent to the yield on the long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains (as defined in the Code) inherent in the assets sold.

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

The Company has not recognized a deferred U.S. tax liability and associated tax expense for the undistributed earnings of its foreign subsidiaries which we consider indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth.

In assessing deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable losses, at December 31, 2013, the Company believes it is not more likely than not that Remark Media will realize the benefits of these deductible differences. Therefore, a full valuation allowance has been provided for all the net deferred tax assets.

The Company had no unrecognized tax benefits for the years ended December 31, 2013 and 2012 and does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax provisions. Accordingly liabilities are recognized for a tax position, where based solely on its technical merits, it is believed to be more likely than not fully sustainable upon examination. As of December 31, 2013 and 2012, the Company had no reserve for uncertain tax positions.

11.  CAPITAL LEASES

On December 7, 2010, Banks.com entered into a sale-leaseback arrangement with Domain Capital, LLC, (“Domain Capital”) consisting of an agreement to assign the domain name, banks.com, to Domain Capital in exchange for $ 0.6 million in cash and a Lease Agreement to lease back the domain name from Domain Capital for a five year term.  Effective June 28, 2012, Banks.com became a wholly owned subsidiary of Remark Media and according to the Agreement and Plan of Merger, Remark Media assumed all outstanding liabilities on the effective date of close.  As of December 31, 2013, total obligations under this agreement were $0.3 million, $0.2 million of which is included under the current portion of capital lease obligations and the remainder is included under capital lease obligations, net of current portion of the Company’s consolidated balance sheets at December 31, 2013.

The following table represents the approximate future minimum capital lease payments due under this agreement as of December 31, 2013:

Capital Lease
Commitments

2014	$177,452
2015	151,029
Total commitments	328,481
Interest on capital leases	(37,553)
Present value of minimum capital lease payments	$290,928

12.  LONG-TERM DEBT WITH RELATED PARTY

On November 23, 2012, the Company entered into a $1.8 million Term Loan Agreement, at a 6.67% annual interest rate with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer.  Mr. Tao has been a director of the Company since 2007.  The Term Loan is secured by substantially all the tangible and intangible assets of the Company, excluding its shares of common stock of Sharecare. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $1.30 per share, which represents an approximately 33% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 53% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.  On April 2, 2013, the Company entered into a $4.0 million Promissory Note with that same lender, at a 6.67% annual interest rate for the first year and 8.67% for the second year.  The principal and accrued interest under the Promissory Note is convertible into Common Stock of the Company at the rate of $2.00 per share, which represents an approximately 11% premium to the average closing prices of the Company’s common stock for the ten days prior to entrance into the agreement and an approximately 8% premium to the closing price of the Company’s common stock on the day of entrance into the agreement.

On November 12, 2013, Digipac, LLC notified the Company that it wished to convert the entire principal amounts of both the November 2012 Note and the April 2013 Note, and all accrued and unpaid interest thereon, into shares of the Company's common stock, effective as of the same day. This conversion resulted in the issuance of 3,556,672 shares of the Company's common stock to the lender, and the extinguishing of a total of $5.8 million in debt issued by the Company and approximately $281,236  in accrued and unpaid interest.

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

The future maturity schedule of the long-term debt with related party was as follows as of December 31, 2013:

Year ending December 31,

2014	-
2015	$2,500,000

13.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into operating leases for office space.  The lease agreement associated with its headquarters required a security deposit and included an allowance, which was used against leasehold improvements. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $0.6 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively.

The following table represents the approximate future minimum lease payments at December 31, 2013 due under non-cancellable operating lease agreements with terms in excess of a year:

Operating Lease
Commitments

2014	$240,000
2015	240,000
2016	40,000
Total commitments	$520,000

On November 13, 2012, the Company entered into a Service Agreement (the "Agreement") with The Street, Inc. ("The Street") effective as of November 15, 2012 and expiring on December 31, 2014. The Service Agreement was terminable at will by either party upon 60 days' notice commencing May 31, 2013. Under the Agreement, The Street was required to perform certain services for the Company's personal finance websites. In exchange for those services, the Company would share a portion of the personal finance sites' revenues and receive reimbursements of operating expenses up to a contractually specified amount.

On March 29, 2013, The Street sent a formal notice to exercise its right to terminate the Agreement effective May 31, 2013.

The Company originally accounted for the reimbursable expenses as contract receivables and for the revenue share as contractual liabilities pursuant to the terms of the Agreement. Over the term of the Agreement, the contract receivables and contractual liabilities gave rise to a net contract liability of $0.2 million. The Company believes that The Street wholly underperformed on the contract constituting a fundamental breach of contract. Thus, the breach pursuant to the respective state's contract law negates any payment obligation relating to the Agreement. As of December 31, 2013, the Company fully reserved the contract receivable and derecognized the contractual liability, resulting in a net impact of $0.2 million in the consolidated statement of operations.

On May 1, 2013, Remark Media entered into a sublease for its Concourse Six office space through the remainder of the lease term giving cause to an abandonment of lease analysis. Following the exit of the lease, Remark Media recognized an early termination liability of $0.3 million adjusted for sublease rental income, leasehold allowances, and the use of security deposits. The early termination liability principally represents the escalating lease payments inherent in the deferred rent as of the cease use date, net of the sub-lease income. The estimated fair value of the costs was based on the terms of the lease agreement and sub-lease agreement and, as such, represents the lease commitment over the next three years. The Company elected not to present value that obligation because the difference between the gross and discounted future cash flow settlements was immaterial to the financial statements.

On the cease use date, the Company recorded an early termination expense of $16 thousand - which was adjusted for the remaining deferred rent, use of security deposits, and future sublease income. These fees were included in the general and administrative expenses in the consolidated statement of operations and comprehensive loss.

On December 31, 2013, the Company entered into a Lease Termination Agreement with the landlord of its Concourse Five office space, waiving all rights to apply unpaid leasehold improvements. The termination penalty for abandoning the Concourse Five office space was $0.1 million which was recorded as an expense and included in the general and administrative expenses in the consolidated statement of operations and comprehensive loss.

The following depicts the remaining accrual balances for these early termination cost.

				Accrual at
	Accrual at	Charges or	Costs paid or	December 31,
	Cease-use Date	Reversals	Settled	2013

Lease termination, facility closure and other costs of Concourse 5	$312,491	-	$(34,744)	$277,747
Lease termination, adjusted for escalating rents, leasehold improvements, and security deposits for Concourse 6	82,500	-	-	82,500
Total	$394,991	-	$(34,744)	$360,247

The early termination liability of $0.4 million is recorded in accrued expenses and other current liabilities on the consolidated balance sheet.

Contingencies

On July 23, 2012, a complaint was filed by FOLIO fn, Inc. (“FOLIO fn”) against the Company’s subsidiary MyStockFund Securities, Inc. (“MyStockFund”), alleging that MyStockFund had infringed six U.S. Patents held by FOLIO fn relating to investment methods.  The complaint seeks injunctive relief, damages, pre-judgment interest, and attorneys' fees. The Company has reached a settlement.

In addition, the Company is engaged from time to time in certain legal disputes arising in the ordinary course of business.   The Company accrues liabilities for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company will review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. Management believes that the outcome of any such matters will not have a material impact on the consolidated financial statements.

14.  STOCKHOLDERS’ EQUITY

Issuance of Common Shares

In February 2012, the Company issued 944,777 common shares and warrants to acquire 236,194 common shares through a private placement in exchange of cash in the amount of $4.25 million. The warrants have a term of five years and six months and are not exercisable during the first six months after issuance. The exercise price of the warrants is $6.81 per share. In addition, the exercise price will be subject to weighted average anti-dilution provision, such that the exercise price will be adjusted downward (commonly referred to as a "down-round" provision) on a weighted average basis to the extent the Company issues common stock or common stock equivalents in a financing transaction at a price below the prevailing warrant exercise price. The Company also paid an additional $0.1 million for stock issuance costs, which was charged against additional paid in capital. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share.

Under guidance in ASC 815-40, "Contracts in Entity's Own Stock", the down round provision contained in the warrants issued in connection with the Equity Financing requires derivative liability accounting treatment for the warrants. At December 31, 2013 and 2012, the fair value of the warrants were $0.8 million and $0.3 million, respectively. The fair value was calculated using the Monte Carlo simulation valuation model.

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

At December 31, 2013, the Company had additional outstanding warrants to acquire 30,000 shares of common stock which had exercise prices ranging from $35.00 to $98.90 and which will expire through 2017.

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

The Company uses the Black-Scholes options pricing model to value its options, using the assumptions in the following table for 2013 and 2012.  Expected volatilities are based on the historical volatility of its stock.  The expected term of options represents the period of time that the options granted are expected to be outstanding.  The Company uses the midpoint method to estimate the expected term for options granted as sufficient historical data regarding exercise of options is not available nor information readily available regarding comparable plans sufficient to use as a basis to estimate the expected term value.  The risk-free rate of periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is based on expected dividends to be paid over the term of the options.

	2013	2012

Expected volatility	114.39%	113.12%
Expected life in years	7.00	6.00
Dividend yield	0	0
Risk free interest rate	1.7%	1.0%

Stock-based compensation cost is measured based on the fair value of the award on the date of the grant, and is recognized as an expense over the employee’s requisite service period.  Stock-based compensation expense for the years ended December 31, 2013 and 2012 was $0.6 million and $0.8 million, respectively.  Unrecognized compensation expense as of December 31, 2013, relating to non-vested stock options approximated $0.6 million and is expected to be recognized through 2013.  At December 31, 2013,  no options have been exercised under this plan.  Stock options have a maximum term of 10 years from the grant date.

A summary of stock option activity and related information as of December 31, 2013, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value
Options
Outstanding at January 1, 2012	893,833	$41.80
Granted	246,427	5.83
Forfeited	(149,292)	20.72
Exercised	-	-
Total outstanding at December 31, 2012	990,968	38.61	6.1	$-
Options exercisable at December 31, 2012	880,787	$42.40	6.0	$-

Options
Outstanding at January 1, 2013	990,968	$38.61
Granted	324,601	4.24
Forfeited	(651,697)	40.37
Exercised	-	-
Total outstanding at December 31, 2013	663,872	14.45	7.5	$-
Options exercisable at December 31, 2013	443,328	$4.55	6.6	$-

The fair value of options vested during the years ended December 31, 2013 and 2012, were $0.3 million and $0.2 million, respectively.  The grant-date fair value of options granted during the years 2013 and 2012 was $0.1 million and $0.7 million, respectively.

As of December 31, 2013,  279,329 are available for future issuance under the Equity Incentive Plan.

A summary of the non-vested options and changes for the years ended December 31, 2013 and 2012 is as follows:

	Number of shares	Weighted average grant date fair value
Shares
Non-vested balance at January 1, 2012	326,520	3.16
Granted	241,927	4.60
Vested	(86,676)	2.96
Forfeited	(142,500)	3.17
Non-vested balance at December 31, 2012	$339,271	$4.30

Non-vested balance at January 1, 2013	339,271	4.30
Granted	324,601	2.58
Vested	(389,274)	3.41
Forfeited	(25,000)	2.51
Non-vested balance at December 31, 2013	$249,598	$4.31

The following table summarizes information about stock options outstanding by price range as of December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
Ranges of	Number	Contractual Life	Average	Number of	Average
Exercise Price	Outstanding	(Years)	Exercise Price	Shares	Exercise Price

$32.00 - $71.00	110,177	3.62	56.44	110,177	56.44
$5.00 - $6.08	301,334	9.10	5.25	56,736	5.10
$1.25 - $3.85	252,361	7.72	3.37	247,361	3.35
	663,872	7.05	$13.03	414,274	$17.71

A summary of restricted stock activity and related information as of December 31, 2013, and changes during the year then ended is presented below:

	Number of shares	Weighted average grant date fair value
Shares
Non-vested balance at January 1, 2012	-	-
Granted	16,000	5.99
Vested	(12,000)	5.99
Forfeited	(4,000)	5.99
Non-vested balance at December 31, 2012	-	$-

Non-vested balance at January 1, 2013	-	-
Granted	303,956	3.15
Vested	(50,000)	3.10
Forfeited	-	-
Non-vested balance at December 31, 2013	253,956	$3.16

The total fair value of restricted stock vested during the years ended December 31, 2013 and 2012 was approximately $0.8 million and $0.4 million, respectively.

As of December 31, 2013, there was $1.1 million unrecognized compensation expense related to non-vested restricted stock that cost is expected to be recognized over a weighted average period of 3.5 years.

In the aggregate, the total compensation expense recognized in connection with restricted stock grants was $0.4 million and $0.3 million during the years ended December 31, 2013 and 2012, respectively.

15.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the Company’s basic and diluted earnings per share computations:

	Years Ended December 31,
	2013	2012

Loss per share:
Net loss	$(6,965,358)	$(6,038,602)

Weighted average shares outstanding	$7,732,748	$6,605,563

Net loss per share, basic and diluted	$(0.90)	$(0.91)

Common shares and dilutive securities:
Weighted average shares outstanding	7,732,748	6,605,563
Dilutive securities	$-	$-

Total common shares and dilutive securities	$7,732,748	$6,605,563

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.  The number of anti-dilutive weighted average shares outstanding excluded from the calculation above was 813,169 and 990,868 for the years ended December 31, 2013 and 2012, respectively.

16.  RELATED PARTY TRANSACTIONS

As discussed in Note 12, the Company entered into promissory note totaling $2.5 million with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer, and Digipac converted the entire principal and accrued interest of the November 2012 Note and April 2013 Note into shares of the Company's common stock. This conversion fully extinguished the $5.8 million debt.

The related party interest expense for the promissory notes was $0.3 million and $0.06 million for the year ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, Remark Media owned approximately 8.19% of the outstanding common stock of Sharecare.  Jeff Arnold, a former member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., formerly the Company’s largest stockholder, is a significant stockholder of Sharecare.

17.  SUBSEQUENT EVENTS

New Convertible Promissory Note

On January 29, 2014, the Company entered into a $3.5 million Term Loan Agreement ("January 2014 Note"), at 6.67% annual interest for the first year and 8.67% for the second year, with the lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company's Chairman and Chief Executive Officer, and in part owned by Mr. Douglas Osrow, the Company's Chief Financial Officer. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at a rate of $5.03 (the "Conversion Price") - which was the stock price immediately prior to the effective date of the agreement - if all or a portion of is elected by Digipac. The Company may also convert all or a portion of the principal and accrued interest of the January 2014 Note into Common Stock at the conversion price if the weighted average price of Common Stock is equal to at least the 150% of the conversion price for at least 30 to 40 trading days immediately prior to the date of the Company's election. The January 2014 Note provides that the Company and Digipac will negotiate and enter into a registration rights agreement providing Digipac with demand and piggyback rights with respect to the shares of Common Stock underlying the January 2014 Note.

On January 15, 2014, the Company's wholly owned subsidiary, Banks.com, completed an asset acquisition of domain names www.taxextension.com, www.taxextensions.com, and www.onlinetaxextension.com - which provide web-based tax extension services - for an aggregate purchase price of $450,000.

Loan Agreement to Bombo Sports & Entertainment, LLC

On February 11, 2014, the Company and Bombo Sports & Entertainment, LLC ("BSE") entered into a Loan Agreement pursuant to which the Company loaned BSE $1 million. The outstanding principal balance of the loan bears  interest at 5% per annum, with principal and interest due and payable 10 days after the delivery of the written demand to BSE. If the loan is not paid in full at the end of the 10 day period, the outstanding principal will bear interest at 12% per annum until it is paid in full. BSE may prepay all or any portion of the loan at any time without premium or penalty.

BSE's obligation under the Loan Agreement are secured by (i) a membership interest pledge agreement pursuant to which Robert S. Potter, the manager and owner of 86% membership interest in BSE, pledged to the Company all of his right, title,  and interest in and to such membership interest and (ii) a pledge by BSE to the Company of all BSE's assets.

Issuance of Restricted Shares of Common Stock to Pacific Star Management, LP

On February 17, 2014, the Compensation Committee (the "Committee") of the Board of Directors of the Company awarded 275,000 shares of the Company's common stock to Pacific Star Capital Management, LP, an entity controlled by Kai-Shing Tao, the Company's Chairman  of the Board and Chief Executive Officer, as compensation for providing Mr. Tao's services as the Company's Chief Executive Officer from September 2012 to December 2013. The Company will recognize an expense of $1.7 million in the first quarter ending March 31, 2014.

Modification of 2013 Stock Options

On February 17, 2014, the Committee of the Board of Directors of the Company elected to modify the vesting terms of 380,000 stock options and restricted shares from a 3-to-5 years vesting period to a 1 year vesting period. The Company will recognize any additional stock-based compensation expense as a result of this modification in the quarter ending March 31, 2014.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on this evaluation, our management concluded that we  maintained effective internal control over financial reporting as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over disclosures and procedures (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over disclosures and procedures

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2013, with respect to: the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s “audit committee financial expert”, the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers is incorporated herein by reference to this item.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2013, with respect to director and executive compensation, the Compensation Committee of the Board of Directors and the Compensation Committee Report, is incorporated herein by reference in response to this item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2013, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, is incorporated herein by reference to this item.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2013, with respect to related party transactions and director independence, is incorporated herein by reference in response to this item.

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

Cherry Bekaert LLP was engaged as our independent registered accounting firm.

The following table represents a summary of the fees billed for professional services rendered to Remark Media by Cherry Bekaert LLP for the annual audits of 2013 and 2012, and for the reviews of Remark Media’s financial statements included in the quarterly reports on Form 10-Q for the years 2013 and 2012.

	2013	2012
Audit Fees	$180,000	$205,000
Audit-Related Fees	1,655	-
Tax Fees	123,873	34,450
Other Fees	2,000	-
Total	$307,528	$239,450

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remark Media, Inc.

Date: 3/31/2014	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer

                                                        (Principal Accounting Officer

                                                            and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in these capacities.

Name	Title

/s/ Kai-Shing Tao	Chief Executive Officer & Chairman (Principal Executive Officer)	3/31/2014
Kai-Shing Tao

/s/ Douglas Osrow	Chief Financial Officer (Principal Financial Officer Principal Accounting Officer)	3/31/2014
Douglas Osrow

/s/ Theodore Botts	Director (Chairman of Audit Committee)	3/31/2014
Theodore Botts

/s/ Robert Goldstein	Director	3/31/2014
Robert Goldstein

/s/ William Grounds	Director	3/31/2014
William Grounds

/s/ Jason E. Strauss	Director	3/31/2014
Jason E. Strauss

EXHIBIT INDEX

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

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

		S-4/A	7/10/2007	Annex B

2.3	Second Amendment to Agreement and Plan of Merger, dated August 23, 2007, among HowStuffWorks, Inc. (now known as Remark Media, Inc.), HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-1/A	1/14/2008	2.3

2.4	Share Purchase Agreement among INTAC International, Inc., China Trend Holdings Ltd. and Wei Zhou, dated February 15, 2008	8-K	2/20/2008	2.4

2.5*	Agreement and Plan of Merger dated as of November 26, 2008, by and among HSW International, Inc. (now known as Remark Media, Inc.), DS Newco, Inc., DailyStrength, Inc. and Douglas J. Hirsch	8-K	12/3/2008	10.25

2.6 (1)	Asset Purchase Agreement by and among HSW International, Inc. (now known as Remark Media, Inc.), DailyStrength, Inc., DS Acquisition, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/2009	10.28

2.7 (1)	Agreement and Plan of Merger among Remark Media, Inc. Remark Florida, Inc. and Banks.com, Inc. dated February 26, 2012	8-K	2/28/2012	2.1

2.8	Amendment No. 1 to Agreement and Plan of Merger among Remark Media, Inc., Remark Florida, Inc. and Banks.com, Inc. dated June 5, 2012	8-K	6/6/2012	2.1

3.1	Second Restated Certificate of Incorporation of Remark Media, Inc.	10-K	3/23/2012	3.1

3.2	Second Amended and Restated Bylaws of HSW International, Inc. (now known as Remark Media, Inc.)	8-K	12/18/2007	3.2

4.1	Specimen certificate of common stock of Remark Media, Inc.	10-K	3/23/2012	4.1

4.2	HSW International 2006 Equity Incentive Plan	S-8	11/5/2007	4.2

4.3	HSW International, Inc. 2010 Equity Plan	8-K	6/21/2010	10.34

4.4	Registration Rights Agreement among HSW International, Inc. (now known as Remark Media, Inc.) , HowStuffWorks, Inc. and Wei Zhou dated as of October 2, 2007	8-K	10/9/2007	10.6

4.5	Registration Rights Agreement among HSW International, Inc. (now known as Remark Media, Inc.) and American investors dated as of October 2, 2007	8-K	10/9/2007	10.5

4.6***	Affiliate Registration Rights Agreement dated as of October 2, 2007	8-K	10/9/2007	10.7

4.7	Common Stock Purchase Warrant dated March 4, 2011 issued to Theorem Capital LLC	8-K	3/10/2011	4.6

4.8	Form of Warrant to Purchase Common Stock dated February 27, 2012 issued to investors	8-K	2/28/2012	4.1

4.9	Warrant to Purchase Common Stock dated February 27, 2012 issued to Janney Montgomery Scott LLC	8-K	2/28/2012	4.2

4.1	Registration Agreement dated February 27, 2012, among Remark Media, Inc. and the investors named therein	8-K	2/28/2012	10.2

10.10	Amended and Restated Stockholders Agreement, dated as of January 29, 2007, among HowStuffWorks, Inc., HSW International, Inc. (now known as Remark Media, Inc.) and Wei Zhou	S-4/A	7/10/2007	Annex H

10.20	First Amendment to Amended and Restated Stockholders Agreement, dated as of December 17, 2007, among HowStuffWorks, Inc., HSW International and (now known as Remark Media, Inc.) Wei Zhou	S-1/A	1/14/2008	10.2

10.30	Contribution Agreement (PRC Territories) between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.), dated as of October 2, 2007	8-K	10/9/2007	10.2

10.40	Contribution Agreement (Brazil) between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) dated as of October 2, 2007	8-K	10/9/2007	10.1

10.50	Update Agreement between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) dated as of October 2, 2007	8-K	10/9/2007	10.4

10.60	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and Ashford Capital	S-4/A	7/10/2007	Annex I-c

10.70	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and Ashford Capital	S-1/A	1/14/2008	10.11

10.80	Stock Purchase Agreement dated April 20, 2006 between HSW International (now known as Remark Media, Inc.) and Harvest 2004, LLC	S-4/A	7/10/2007	Annex K

10.90	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International (now known as Remark Media, Inc.) and Harvest 2004, LLC	S-4/A	7/10/2007	Annex L

10.10	Stock Purchase Agreement dated as of January 29, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and the Purchasers named therein	S-4/A	7/10/2007	Annex I-c

10.11	First Amendment to Stock Purchase Agreement dated as of August 23, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and the purchasers named therein	S-1/A	1/14/2008	10.11

10.12	Stock Purchase Agreement dated April 20, 2006 between HSW International, Inc. (now known as Remark Media, Inc.) and DWS Finanz-Service GmbH	S-4/A	7/10/2007	Annex K

10.13	First Amendment to Stock Purchase Agreement dated January 29, 2007 between HSW International, Inc. (now known as Remark Media, Inc.) and DWS Finanz-Service GmbH	S-4/A	7/10/2007	Annex L

10.14***	Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International, Inc. (now known as Remark Media, Inc.) and Jeffrey T. Arnold	S-4	3/14/2007	10.11

10.14.1***	Amendment No. 1 to the Amended and Restated Consulting Agreement dated August 23, 2006 between HSW International, Inc. (now known as Remark Media, Inc.) and Jeffrey T. Arnold	8-K	9/23/2008	10.14

10.15	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) related to certain rights in India and Russia dated as of December 17, 2007	S-1/A	1/14/2008	10.15

10.16	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) related to certain trademark rights dated as of December 17, 2007	S-1/A	1/14/2008	10.16

10.17***	Employment Agreement dated October 16, 2001 between INTAC International, Inc. and Wei Zhou (filed by INTAC International, Inc., Commission File No 000-32621)	8-K	10/30/2001	10.5

10.18

Share Purchase Agreement, dated January 29, 2007, among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou

		S-4/A	7/10/2007	Annex R

10.19	First Amendment to Share Purchase Agreement dated as of August 23, 2007 among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou	S-1/A	1/14/2008	10.19

10.20	Termination Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and HowStuffWorks, Inc., dated as of December 17, 2007	S-1/A	1/14/2008	10.2

10.21	Stock Purchase Agreement between HSW International, Inc. (now known as Remark Media, Inc.) and the investors named therein, dated February 15, 2008	8-K	2/20/2008	10.21

10.22***	Separation Agreement with J. David Darnell dated May 13, 2008	10-Q	5/15/2008	10.22

10.23* ***	2008 Executive Compensation Plan	8-K/A	1/16/2009	10.23

10.24*	Content License Agreement dated September 17, 2008 between HSW International, Inc. (now known as Remark Media, Inc.) and World Book, Inc. and Amendment	10-Q	11/14/2008	10.24

10.25	Form of Director and Officer Indemnification Agreement	8-K	1/16/2009	10.1

10.26***	Letter Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Gregory Swayne dated September 28, 2009	10-Q	11/16/2009	10.26

10.27***	Confidential Separation and Release Agreement dated as of September 28, 2009, by and between HSW International, Inc. (now known as Remark Media, Inc.) and Henry Adorno	10-Q	11/16/2009	10.27

10.29	Subscription Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/2009	10.29

10.30	Secured Promissory Note issued by HSW International, Inc. (now known as Remark Media, Inc.) to Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/2009	10.3

10.31*	Letter Agreement for Services Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc., dated as of October 30, 2009	10-Q/A	1/22/2010	10.31

10.31.1	First Amendment to the Letter Agreement for Services by and between Sharecare, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) dated December 30, 2009	8-K	1/7/2010	10.31.1

10.31.2	Second Amendment to the Letter Agreement for Services by and between Sharecare Inc (now known as Remark Media, Inc.) and HSW International, Inc. dated June 30, 2010	10-Q	8/12/2010	10.35

10.32	License Agreement dated as of October 30, 2009, by and among HSW International, Inc. (now known as Remark Media, Inc.), Sharecare Inc. ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC	10-Q/A	1/22/2010	10.31

10.33	Sublease Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc. dated as of March 30, 2010	8-K	4/5/2010	10.33

10.34***	Letter Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Eric Orme	10-Q	5/14/2010	10.34

10.39*	Option to Purchase Shares of Common Stock between HSW International Inc. (now known as Remark Media, Inc.) and Sharecare Inc. dated November 17, 2010	10-K	3/29/2011	10.39

10.4	Services Agreement effective as of April 19, 2010, between HSW International, Inc. (now known as Remark Media, Inc.) and Discovery Communications, LLC.	10-K	3/29/2011	10.4

10.41***	Letter Agreement between HSW International, Inc. (now known as Remark Media, Inc.) and Carrie Ferman	10-K	3/23/2012	10.41

10.42***	Separation and Release Agreement and Independent Contractor Agreement dated February 14, 2012 between Remark Media, Inc. and Gregory M. Swayne	10-K	3/23/2012	10.42

10.43***	Separation and Release Agreement and Independent Contractor Agreement dated February 14, 2012 between Remark Media, Inc. and Shawn G. Meredith	10-K	3/23/2012	10.43

10.44(1)	Purchase Agreement dated February 27, 2012, among Remark Media, Inc. and the investors named therein	8-K	2/28/2012	10.1

10.45	Amended and Restated Promissory Note in the principal amount of $125,000 Kimberly and Daniel O’Donnell dated June 28, 2012	8-K	6/29/2012	10.1

10.46*	First Amendment to Letter Agreement for Employment between remark Media, Inc. and Carrie B. Ferman dated effective October 1, 2012	10-Q/A	11/27/2012	10.2

10.47*	Senior Secured Convertible Promissory Note dated November 23, 2012	8-K	11/23/2012	10.1

10.48	Security Agreement between Remark Media, Inc. and Digipac, LLC dated November 23, 2012	8-K	11/23/2012	10. 2

10.49	Sublease Agreement between Holland & Knight and Remark Media, Inc. dated February 28, 2013	8-K	3/6/2013	10.1

10.5	Membership Interest Purchase Agreement between Remark Media, Inc., Pop Factory LLC, Howard Sonnenschein and Gail Sonnenschein dated March 29, 2013	8-K	4/4/2013	2.1

10.51	Senior Secured Convertible Promissory Note dated March 28, 2013	8-K	4/4/2013	10.1

10.52	Amendment Number One to Security Agreement between remark Media, Inc. and Digipac, LLC dated March 28, 2013	8-K	4/4/2013	10.2

10.53*	Services Agreement between Remark Media, Inc. and TheStreet, Inc. effective November 15, 2012	10-Q/A	3/25/2013	10.1

10.54	Senior Secured Convertible	8-K	11/17/2013	10.1

10.55	Amendment Number Two Security Agreement between Remark Media, Inc. and Digipac, LLC dated November 13, 2013	8-K	11/17/2013	10.2

10.56	Confidential Agreement and Release Agreement between Remark Media, Inc. and Bradley Zimmer dated January 17, 2014	8-K	1/24/2014	10.1

10.57	Senior Secured Convertible Promissory Note dated January 29, 2014	8-K	2/4/2014	4.1

10.58	Amendment Number Three to Security Agreement between Remark Media, Inc. and Digipac, LLC dated 1/24/2014	8-K	2/4/2014	10.1

10.59	Loan Agreement dated February 11, 2014 by Remark	8-K	2/18/2014	10.1
	Media, Inc. and Bombo, Sports & Entertainment, LLC

21.1	Subsidiaries	10-K	3/23/2012	21.1

23.1	Consent of Cherry Bekaert LLP				X

31.1	Certification by the Principal Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended				X

31.2	Certification by the Principal Financial Officer pursuant Section 302 of the Sarbanes Oxley Act of 2002				X

32.1**	Certification by the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X *

32.2**	Certification by the Principal Financial pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X

101.CAL**	XBRL Taxonomy Definition Linkbase	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

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