Form 10-K/A
period 2013-12-31
Remark Media, Inc.
filed 2014-04-07
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes   No x

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes x No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Remark Media, Inc. (the “Company”) for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”), which replaces in its entirety Item 8 and Item 15 of the Original Filing, is being filed solely to correct the inadvertent omission of a paragraph of the Report of Independent Registered Public Accounting Firm in Item 8 (page 29) of the Original Filing and to update Item 15.  This Amendment includes as exhibits new certifications by our principal executive officer and principal financial officer, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and a new Consent of Independent Registered Public Accounting Firm.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Exchange Act subsequent to the filing of the Original Filing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

For supplemental quarterly financial information, see Note 14, Quarterly Financial Data (unaudited), of the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Remark Media, Inc.:

We have audited the accompanying consolidated balance sheets of Remark Media, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company recognized net losses of approximately $7.0 million and $6.0 million during 2013 and 2012, respectively.  At December 31, 2013 the Company had incurred cumulative net losses of approximately $111.8 million.  Management’s plans in regard to this matter are described in Note 1.

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

REMARK MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Years Ended December 31, 2013 and 2012)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Share	Amount
Balance as of December 31, 2011	5,422,295	5,422	101,444,780	16,881	(98,773,900)	2,693,183

Net loss	-	-	-	-	(6,038,602)	(6,038,602)
Foreign currency translation adjustments	-	-	-	(11,511)	-	(11,511)

Restricted stock	12,000	12	(12)	-	-	-
February 12, 2012 stock sale	944,777	945	2,642,328	-	-	2,643,273
Banks.com stock issuance	702,267	702	2,387,006	-	-	2,387,708
Stock-based compensation	-	-	826,008	-	-	826,008
Warrants exercised	32,405	33	(33)	-	-	-
Balance as of December 31, 2012	7,113,744	$7,114	$107,300,077	$5,370	$(104,812,102)	$2,500,059

Net loss	-	-	-	-	(6,965,358)	(6,965,358)
Foreign currency translation adjustments	-	-	-	(8,713)	-	(8,713)

Conversion of notes	3,556,672	3,557	5,998,104	-	-	6,001,663
Restricted stock	308,956	308	(308)	-	-	-
Employee Stock-based compensation	-	-	704,615	-	-	704,615
Consulting Stock-based compensation	-	-	23,264	-	-	23,264
Balance as of December 31, 2013	10,979,372	$10,979	$114,025,752	$(3,343)	$(111,777,459)	$2,255,529

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

REMARK MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of the Business

Remark Media, Inc.  (“Remark Media”; or the “Company”;) is a global digital media company focusing on the 18-to-34 year old demographic in primarily Asia and the United States with properties focused on Young Adult Lifestyle: Bikini.com; Personal Finance: Banks.com, US Tax Center at www.irs.com,  TaxExtension.com, FileLater.com, and MyStockFund.com; and International: BoWenWang and ComoTudoFunciona. The Company was incorporated in Delaware in March 2006 and is headquartered in Las Vegas with operations in Beijing, China and Sao Paulo, Brazil. Remark Media is listed on The NASDAQ Capital Market under the symbol “MARK”.

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

Young Adult Lifestyle

Bikini.com  is a beach lifestyle brand including its flagship website at www.bikini.com, a  branded merchandise, and mobile content online boutique offering premium swimwear and other merchandise, original lifestyle editorial content and related social media and mobile channels.

Liquidity Considerations
As of December 31, 2013, the Company’s total cash and cash equivalents balance was approximately $1.3 million.

The Company has incurred net losses and generated negative cash flow from operations in the year ended December 31, 2013 and in each fiscal year since its inception and has an accumulated deficit of $111.7 million. The Company’s revenues were $2.0 million for the year ended December 31, 2013 generated principally from owning and operating its own digital media properties.  The Company has been focused on building and acquiring wholly-owned digital media properties.

On November 13, 2013, the Company entered into a $2.5 million Term Loan Agreement, at 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer. The Term Loan Agreement is secured pursuant to the Term Loan Agreement detailed below, as amended by Amendment No. 2 to that Term Loan Agreement, dated April 2, 2013. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $3.75 per share, which was the closing price of the Company’s common stock on the date of entrance  into the agreement. The balance is due November 2015.

On January 29, 2014, the Company’s total cash and cash equivalents balance was approximately $4.5 million. On January 29, 2014, the Company entered into a $3.5 million Term Loan Agreement (“January 2014 Note”), at 6.67% annual interest for the first year and 8.67% for the second year, with the lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer, and in part owned by Mr. Douglas Osrow, the Company’s Chief Financial Officer. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at a rate of $5.03 (the “Conversion Price”) - which was the stock price immediately prior to the effective date of the agreement - if all or a portion of is elected by Digipac. The Company may also convert all or a portion of the principal and accrued interest of the January 2014 Note into Common Stock at the conversion price if the weighted average price of Common Stock is equal to at least the 150% of the conversion price for at least 30 to 40 trading days immediately prior to the date of the Company’s election. The January 2014 Note provides that the Company and Digipac will negotiate and enter into a registration rights agreement providing Digipac with demand and piggyback rights with respect to the shares of Common Stock underlying the January 2014 Note.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Remark Media and its subsidiaries (1) HSW Brasil – Tecnologia e Informação Ltda., (2) HSW (HK) Inc. Limited, (3) Bonet (Beijing) Technology Limited Liability Company, (4) BoWenWang Technology (Beijing) Limited Liability Company, (5) Banks.com, Inc., (6) My Stock Fund Securities, Inc., (7) Dotted Ventures, Inc. and (8) Pop Factory, LLC (“Pop Factory”).   Banks.com, MyStockFund and DottedVentures are wholly-owned subsidiaries acquired through the Banks.com’s acquisition completed on June 28, 2012. Pop Factory is a wholly-owned subsidiary acquired through the Pop Factory acquisition completed on March 29, 2013.  The equity of certain of these entities is partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

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

The Company uses qualitative analysis to determine whether or not it is the primary beneficiary of a variable interest entity (“VIE”) in accordance with FASB ASC 810-10, “Consolidation Accounting for a Variable Interest Entity” (“FASB ASC 810”). The Company considers the rights and obligations conveyed by its implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether the variable interests will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both.  If the Company determines that its variable interests will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, it consolidates the VIE as the primary beneficiary, and if not, the Company does not consolidate.

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

The Company does not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit).  The Company applies the “with and without”; approach for utilization of tax attributes upon realization of net operating losses in the future.  This method allocates stock-based compensation benefits last among other tax benefits recognized.  In addition, the Company applies the “direct only”; method in calculating the amount of windfalls or shortfalls.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  A large portion of the cash balance is maintained at one financial institution.  Cash denominated in foreign currencies is translated to U.S dollars at the month-end rate of exchange.  The impact of foreign currency on cash and cash equivalents is presented in the Company’s statements of cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”;).

The Company maintains cash accounts at three banks, and, at times, balances exceed federally insured limits. The Company has not experienced any losses related to these balances - $250,000 per depositor at each financial institution. At December 31, 2013, the Company’s cash deposits exceeded federally insured limits by approximately $0.6 million. The Company believes that it’s not exposed to any significant credit risk on cash and cash equivalent balances.

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

Software Development Costs

The Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.6 million and $0.5 million at December 31, 2013 and 2012, respectively, and are included in “Property, equipment and software”; in the consolidated balance sheet. Internally developed software and website development costs will be amortized utilizing the straight-line method over a period of three years, the expected period of the benefit.  There was approximately $28 thousand and $10 thousand of amortization expense recorded for these costs as of December 31, 2013 and 2012, respectively.

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

Derivative Liability for Warrants to Purchase Common Stock

The Company’s derivative liability for warrants represents the fair value of warrants issued in connection with equity financing related to the Banks.com acquisition on February 27, 2012 (“Equity Financing”). These warrants are presented as liabilities based on certain exercise price reductions provisions. The liability, which is recorded at the fair value on the balance sheet, is calculated using the Monte Carlo simulation valuation method. The change in the fair value of these warrants is recognized as other income or expense in the consolidated statement of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASC 2013-11, “Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”;  (“ASU 2013-11”;) which is part of Accounting Standards Codification (“ASC”;) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. The Company is currently evaluating the impact of the July 1, 2014 adoption of this guidance on its consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or a single note, any significant amount reclassified out of accumulated other comprehensive income in the period in its entirety to net income, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance as of January 1, 2013. The adoption of ASU 2013-02 impacted disclosure only and did not have any impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”;. The ASU prescribes technical corrections and improvements to the Accounting Standards Codification for source literature amendments, guidance clarification and reference correction, and relocated guidance within the Accounting Standards Codification. The ASU is effective for fiscal periods beginning after December 15, 2012. Adoption of this ASU did not have a material impact to the consolidated financial statements.

In July 2012, the FASB issued ASC update No. 2012-02, “Intangibles-Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment”; (ASC 2012-02). Under the amendments in this update, a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the qualitative impairment test in accordance with Topic 350. The more likely than not threshold is defined as having a likely-hood of more than fifty percent. If after assessing the qualitative factors, a company determines it does not meet the more likely than not threshold, a company is required to perform the quantitative impairment test by calculating the fair value of an indefinite-lived intangible asset and comparing the fair value with the carrying amount of the asset. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). The adoption of this update had no impact on the reported consolidated financial statements or results of operations.

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

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the warrants exercise or expiration, at which time the liability will be reclassified to stockholders’ equity.

5.  ACQUISITIONS

On March 29, 2013, Remark Media acquired Pop Factory, LLC (“Pop Factory”) a digital beach lifestyle brand providing websites, branded merchandise, and mobile content, for total cash consideration of $2,375,000. In connection with the purchase, the two founders, who had remained executives of Pop Factory, entered into one year employment agreements with Pop Factory and noncompetition agreements with the Company.  In 2013, Remark Media introduced a refreshed Bikini.com brand and a new website at www.bikini.com, with a focus on providing sophisticated and informative content, social media and services for fun in the sun destinations, style, and health and fitness.  In November 2013, Remark Media launched its e-commerce segment; however, the gross throughput of transactions for the period ended December 31, 2013 was immaterial to the consolidated financial statements.

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

The acquisition transaction costs incurred for the period ended December 31, 2013 totaled $0.1 million and were all expensed as general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2013. Pop Factory’s revenue since the acquisition effective date through December 31, 2013 have been included in the consolidated statement of operations.

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

The following unaudited pro forma combined results of operations are provided for the years ended December 31, 2013 and December 31, 2012 as though the Banks.com acquisition and Pop Factory acquisitions had been completed as of January 1, 2012. The pro forma combined results of operations for the years ended December 31, 2013 and 2012 have been prepared by adjusting the historical results of the Company to include the historical results of Banks.com and Pop Factory (“recent acquisitions”). These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.  The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the recent acquisitions or any estimated costs that will be incurred to integrate the recent acquisitions.

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

Pop Factory’s revenues since the acquisition effective date through the year ended December 31, 2013 were approximately $0.1 million and have been included in the Company’s consolidated statement of operations for the year ended December 31, 2013.

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

Operating results and asset information regarding reportable segments and geographical presence for the years ended December 31, 2013 and 2012 are presented in the following tables:

	Brands	Content and Platform Services	Corporate	Total
Year Ended December 31, 2013
Revenue	$2,048,304	$-	$-	$2,048,304

Operating loss	(167,230)	-	(5,719,385)	(5,886,615)
Interest expense	-	-	(364,332)	(364,332)
Loss on change in fair value of derivative liability	-	-	(491,638)	(491,638)
Other income (expense)	(858)	(222,707)	792	(222,773)
Income tax expense	-	-	-	-
Net loss	$(168,088)	$(222,707)	$(6,574,563)	$(6,965,358)

	Brands	Content and Platform Services	Corporate	Total
Year Ended December 31, 2012
Revenue	$500,890	$-	$-	$500,890

Operating loss	(469,808)	(420,168)	(5,572,143)	(6,462,119)
Interest expense	(20,372)	-	(44,466)	(64,838)
Gain on change in fair value of derivative liability	-	-	930,132	930,132
Other income (expense)	3,519	-	(443,765)	(440,246)
Income tax expense	-	-	(1,531)	(1,531)
Net loss	$(486,661)	$(420,168)	$(5,131,773)	$(6,038,602)

	December 31, 2013	December 31, 2012

Total assets:
Brands	$5,587,314	$3,052,504
Content and platform services	-	-
Business segments	5,587,314	3,052,504
Corporate	2,134,441	3,306,671
Total assets	$7,721,755	$6,359,175

	December 31, 2013	December 31, 2012

Investment of unconsolidated entity:
Business segments	$-	$-
Corporate	229,929	452,636
Total investment in unconsolidated entity	$229,929	$452,636

	December 31, 2013	December 31, 2012

Loss in investment of unconsolidated entity:
Business segments	$-	$-
Corporate	(222,707)	(453,216)
Total loss in investment of unconsolidated entity	$(222,707)	$(453,216)

	December 31, 2013	December 31, 2012

Revenues
United States	$2,038,025	$423,670
Brazil	9,368	73,884
China	911	3,336
Total	$2,048,304	$500,890

	December 31, 2013	December 31, 2012

Property and Equipment
United States	$184,310	$350,717
Brazil	28,882	49,810
China	-	-
Total	$213,192	$400,526

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2013 and 2012, prepaid expenses and other current assets consisted of the following:

	December 31,
	2013	2012

Prepaid insurance	$165,397	$160,131
Deposits and other current assets	192,868	343,125
Total	$358,265	$503,256

8.  GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

	Weighted Avg.		Year Ended December 31,
	Remaining Life	Life	2013	2012
Domain names	9.47 years	8 years	$3,296,429	$1,196,429
Customer relationships	5 years	7 years	680,000	680,000
License to operate in China	Indefinite	Indefinite	100,000	100,000
Non-compete agreement	1.42 years	2 years	33,000	-
Intangibles Other	1.42 years	2 years	5,715	-
			4,115,144	1,976,429
Accumlated amortization			(512,733)	(122,321)
			$3,602,411	$1,854,108

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

2014	$646,417
2015	390,411
2016	390,411
2017	390,411
Thereafter	1,684,761
Total	$3,502,411

Amortization expense was $0.6 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

Changes in the carrying amount of goodwill for the year ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012

Beginning balance	$1,584,976	$-
Goodwill acquired - Banks.com	-	1,584,976
Goodwill acquired - Pop Factory	238,072	-
Total	$1,823,048	$1,584,976

9.  PROPERTY, EQUIPMENT AND SOFTWARE

As of December 31, 2013 and 2012, property, equipment and software consisted of the following:

	December 31,
	2013	2012

Computer equipment	$600,823	$617,234
Furniture and fixtures	102,435	192,099
Software	398,180	319,889
Capitalized software	151,556	153,987
Leasehold improvements	78,054	218,144
Total	1,331,048	1,501,353
Less accumulated depreciation and amortization	(1,117,856)	(1,100,827)
Property, equipment and software, net	$213,192	$400,526

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

The provision for income taxes for the years ended December 31, 2013 and 2012 differs from the amount computed by applying the U.S. income tax rate of 34% to loss before taxes as follows:

	Year Ended December 31,
	2013	2012

Computed “expected” tax benefit	$(2,370,485)	$(2,052,604)
Loss from equity-method investment	75,720	154,093
State taxes, net of federal benefit	-	(213,558)
Tax effect of change in valuation allowance	(245,534)	2,836,371
Tax effect of losses and rates in non-US jurisdictions	2,592,762	20,221
Tax effect of other permanent items	13,026	(744,523)
Other	(65,489)	1,531

Total	$-	$1,531

Loss before benefit from income taxes for the years ended December 31, 2013 and 2012, on a domestic versus foreign basis, consisted of the following:

	Year Ended December 31,
	2013	2012

Domestic	$(6,891,170)	$(5,893,648)
Foreign	(74,188)	(143,423)

Total	$(6,965,358)	$(6,037,071)

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

The net operating losses in the U.S. include losses in the amount of $3.9 million related to the purchase of DailyStrength. The ability of the Company to utilize net operating loss (“NOL”) carryforwards to reduce future federal taxable income and federal income tax is subject to various limitations under the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon occurrence of certain ownership changes, including the issuance or exercise rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock during any three-year period resulting in an aggregate change of more than 50% in beneficial ownership of the Company.

In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on an amount of a corporation’s taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the company multiplied by (ii) a percentage approximately equivalent to the yield on the long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains (as defined in the Code) inherent in the assets sold.

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

On November 12, 2013, Digipac, LLC notified the Company that it wished to convert the entire principal amounts of both the November 2012 Note and the April 2013 Note, and all accrued and unpaid interest thereon, into shares of the Company’s common stock, effective as of the same day. This conversion resulted in the issuance of 3,556,672 shares of the Company’s common stock to the lender, and the extinguishing of a total of $5.8 million in debt issued by the Company and approximately $281,236  in accrued and unpaid interest.

On November 13, 2013, the Company entered into a $2.5 million Term Loan Agreement, at 6.67% annual interest rate for the first year and 8.67% for the second year, with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer, and in part owned by Mr. Douglas Osrow, the Company’s Chief Financial Officer. The Term Loan Agreement is secured pursuant to the Term Loan Agreement detailed below, as amended by Amendment No. 2 to that Term Loan Agreement, dated April 2, 2013. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at the rate of $3.75 per share, which was the closing price of the Company’s common stock for the trading session immediately prior to entrance into the agreement. The balance is due November 2015.

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

On November 13, 2012, the Company entered into a Service Agreement (the “Agreement”) with The Street, Inc. (“The Street”) effective as of November 15, 2012 and expiring on December 31, 2014. The Service Agreement was terminable at will by either party upon 60 days’ notice commencing May 31, 2013. Under the Agreement, The Street was required to perform certain services for the Company’s personal finance websites. In exchange for those services, the Company would share a portion of the personal finance sites’ revenues and receive reimbursements of operating expenses up to a contractually specified amount.

On March 29, 2013, The Street sent a formal notice to exercise its right to terminate the Agreement effective May 31, 2013.

The Company originally accounted for the reimbursable expenses as contract receivables and for the revenue share as contractual liabilities pursuant to the terms of the Agreement. Over the term of the Agreement, the contract receivables and contractual liabilities gave rise to a net contract liability of $0.2 million. The Company believes that The Street wholly underperformed on the contract constituting a fundamental breach of contract. Thus, the breach pursuant to the respective state’s contract law negates any payment obligation relating to the Agreement. As of December 31, 2013, the Company fully reserved the contract receivable and derecognized the contractual liability, resulting in a net impact of $0.2 million in the consolidated statement of operations.

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

The following depicts the remaining accrual balances for these early termination cost:

	Accrual at Cease-use Date	Charges or Reversals	Costs paid or Settled	Accrual at December 31, 2013
Lease termination, facility closure and other costs of Concourse 5	$312,491	-	$(34,744)	$277,747
Lease termination, adjusted for escalating rents, leasehold improvements, and security deposits for Concourse 6	82,500	-	-	82,500
Total	$394,991	-	$(34,744)	$360,247

The early termination liability of $0.4 million is recorded in accrued expenses and other current liabilities on the consolidated balance sheet.

Contingencies

On July 23, 2012, a complaint was filed by FOLIO fn, Inc. (“FOLIO fn”) against the Company’s subsidiary MyStockFund Securities, Inc. (“MyStockFund”), alleging that MyStockFund had infringed six U.S. Patents held by FOLIO fn relating to investment methods.  The complaint seeks injunctive relief, damages, pre-judgment interest, and attorneys’ fees. The Company has reached a settlement.

In addition, the Company is engaged from time to time in certain legal disputes arising in the ordinary course of business.   The Company accrues liabilities for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company will review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made. Management believes that the outcome of any such matters will not have a material impact on the consolidated financial statements.

14.  STOCKHOLDERS’ EQUITY

Issuance of Common Shares

In February 2012, the Company issued 944,777 common shares and warrants to acquire 236,194 common shares through a private placement in exchange of cash in the amount of $4.25 million. The warrants have a term of five years and six months and are not exercisable during the first six months after issuance. The exercise price of the warrants is $6.81 per share. In addition, the exercise price will be subject to weighted average anti-dilution provision, such that the exercise price will be adjusted downward (commonly referred to as a “down-round” provision) on a weighted average basis to the extent the Company issues common stock or common stock equivalents in a financing transaction at a price below the prevailing warrant exercise price. The Company also paid an additional $0.1 million for stock issuance costs, which was charged against additional paid in capital. The Company also paid a placement agent fee of 7% of the proceeds of the offering, approximately $0.3 million, and issued a three-year warrant to the placement agent to purchase up to an aggregate of 35,429 shares of Common Stock at an exercise price of $7.46 per share.

Under guidance in ASC 815-40, “Contracts in Entity’s Own Stock”, the down round provision contained in the warrants issued in connection with the Equity Financing requires derivative liability accounting treatment for the warrants. At December 31, 2013 and 2012, the fair value of the warrants were $0.8 million and $0.3 million, respectively. The fair value was calculated using the Monte Carlo simulation valuation model.

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

As of December 31, 2013,  279,329 are available for future issuance under the Equity Incentive Plan.

A summary of the non-vested options and changes for the years ended December 31, 2013 and 2012 is as follows:

	Number of shares	Weighted average grant date fair value
Shares
Non-vested balance at January 1, 2012	326,520	3.16
Granted	241,927	4.60
Vested	(86,676)	2.96
Forfeited	(142,500)	3.17
Non-vested balance at December 31, 2012	$339,271	$4.30

Non-vested balance at January 1, 2013	339,271	4.30
Granted	324,601	2.58
Vested	(389,274)	3.41
Forfeited	(25,000)	2.51
Non-vested balance at December 31, 2013	$249,598	$4.31

The following table summarizes information about stock options outstanding by price range as of December 31, 2013:

	Options Outstanding Weighted Average			Options Exercisable
Ranges of Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Average Exercise Price	Number of Shares	Weighted Average Average Exercise Price

$32.00 - $71.00	110,177	3.62	56.44	110,177	56.44
$5.00 - $6.08	301,334	9.10	5.25	56,736	5.10
$1.25 - $3.85	252,361	7.72	3.37	247,361	3.35
	663,872	7.05	$13.03	414,274	$17.71

A summary of restricted stock activity and related information as of December 31, 2013, and changes during the year then ended is presented below:

	Number of shares	Weighted average grant date fair value
Shares
Non-vested balance at January 1, 2012	-	-
Granted	16,000	5.99
Vested	(12,000)	5.99
Forfeited	(4,000)	5.99
Non-vested balance at December 31, 2012	-	$-

Non-vested balance at January 1, 2013	-	-
Granted	303,956	3.15
Vested	(50,000)	3.10
Forfeited	-	-
Non-vested balance at December 31, 2013	253,956	$3.16

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

16. RELATED PARTY TRANSACTIONS

As discussed in Note 12, the Company entered into promissory note totaling $2.5 million with a lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer, and Digipac converted the entire principal and accrued interest of the November 2012 Note and April 2013 Note into shares of the Company’s common stock. This conversion fully extinguished the $5.8 million debt.

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

17. SUBSEQUENT EVENTS

New Convertible Promissory Note

On January 29, 2014, the Company entered into a $3.5 million Term Loan Agreement (“January 2014 Note”), at 6.67% annual interest for the first year and 8.67% for the second year, with the lender controlled by and in part owned by Mr. Kai-Shing Tao, the Company’s Chairman and Chief Executive Officer, and in part owned by Mr. Douglas Osrow, the Company’s Chief Financial Officer. The principal and accrued interest under the Term Loan Agreement is convertible into Common Stock of the Company at a rate of $5.03 (the “Conversion Price”) - which was the stock price immediately prior to the effective date of the agreement - if all or a portion of is elected by Digipac. The Company may also convert all or a portion of the principal and accrued interest of the January 2014 Note into Common Stock at the conversion price if the weighted average price of Common Stock is equal to at least the 150% of the conversion price for at least 30 to 40 trading days immediately prior to the date of the Company’s election. The January 2014 Note provides that the Company and Digipac will negotiate and enter into a registration rights agreement providing Digipac with demand and piggyback rights with respect to the shares of Common Stock underlying the January 2014 Note.

On January 15, 2014, the Company’s wholly owned subsidiary, Banks.com, completed an asset acquisition of domain names www.taxextension.com, www.taxextensions.com, and www.onlinetaxextension.com - which provide web-based tax extension services - for an aggregate purchase price of $450,000.

Loan Agreement to Bombo Sports & Entertainment, LLC

On February 11, 2014, the Company and Bombo Sports & Entertainment, LLC (“BSE”) entered into a Loan Agreement pursuant to which the Company loaned BSE $1 million. The outstanding principal balance of the loan bears  interest at 5% per annum, with principal and interest due and payable 10 days after the delivery of the written demand to BSE. If the loan is not paid in full at the end of the 10 day period, the outstanding principal will bear interest at 12% per annum until it is paid in full. BSE may prepay all or any portion of the loan at any time without premium or penalty.

BSE’s obligation under the Loan Agreement are secured by (i) a membership interest pledge agreement pursuant to which Robert S. Potter, the manager and owner of 86% membership interest in BSE, pledged to the Company all of his right, title,  and interest in and to such membership interest and (ii) a pledge by BSE to the Company of all BSE’s assets.

Issuance of Restricted Shares of Common Stock to Pacific Star Management, LP

On February 17, 2014, the Compensation Committee (the “Committee”) of the Board of Directors of the Company awarded 275,000 shares of the Company’s common stock to Pacific Star Capital Management, LP, an entity controlled by Kai-Shing Tao, the Company’s Chairman  of the Board and Chief Executive Officer, as compensation for providing Mr. Tao’s services as the Company’s Chief Executive Officer from September 2012 to December 2013. The Company will recognize an expense of $1.7 million in the first quarter ending March 31, 2014.

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
		S-4/A	7/10/2007	Annex R

10.19	First Amendment to Share Purchase Agreement dated as of August 23, 2007 among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou	S-1/A	1/14/2008	10.19

10.20	Termination Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and HowStuffWorks, Inc., dated as of December 17, 2007	S-1/A	1/14/2008	10.2

10.21	Stock Purchase Agreement between HSW International, Inc. (now known as Remark Media, Inc.) and the investors named therein, dated February 15, 2008	8-K	2/20/2008	10.21

10.22***	Separation Agreement with J. David Darnell dated May 13, 2008	10-Q	5/15/2008	10.22

10.23* ***	2008 Executive Compensation Plan	8-K/A	1/16/2009	10.23

10.24*	Content License Agreement dated September 17, 2008 between HSW International, Inc. (now known as Remark Media, Inc.) and World Book, Inc. and Amendment	10-Q	11/14/2008	10.24

10.25	Form of Director and Officer Indemnification Agreement	8-K	1/16/2009	10.1

10.26***	Letter Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Gregory Swayne dated September 28, 2009	10-Q	11/16/2009	10.26

10.27***	Confidential Separation and Release Agreement dated as of September 28, 2009, by and between HSW International, Inc. (now known as Remark Media, Inc.) and Henry Adorno	10-Q	11/16/2009	10.27

10.29	Subscription Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/2009	10.29

10.30	Secured Promissory Note issued by HSW International, Inc. (now known as Remark Media, Inc.) to Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/2009	10.3

10.31*	Letter Agreement for Services Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc., dated as of October 30, 2009	10-Q/A	1/22/2010	10.31

10.31.1	First Amendment to the Letter Agreement for Services by and between Sharecare, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) dated December 30, 2009	8-K	1/7/2010	10.31.1

10.31.2	Second Amendment to the Letter Agreement for Services by and between Sharecare Inc (now known as Remark Media, Inc.) and HSW International, Inc. dated June 30, 2010	10-Q	8/12/2010	10.35

10.32	License Agreement dated as of October 30, 2009, by and among HSW International, Inc. (now known as Remark Media, Inc.), Sharecare Inc. ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC	10-Q/A	1/22/2010	10.31

10.33	Sublease Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc. dated as of March 30, 2010	8-K	4/5/2010	10.33

10.34***	Letter Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Eric Orme	10-Q	5/14/2010	10.34

10.39*	Option to Purchase Shares of Common Stock between HSW International Inc. (now known as Remark Media, Inc.) and Sharecare Inc. dated November 17, 2010	10-K	3/29/2011	10.39

10.4	Services Agreement effective as of April 19, 2010, between HSW International, Inc. (now known as Remark Media, Inc.) and Discovery Communications, LLC.	10-K	3/29/2011	10.4

10.41***	Letter Agreement between HSW International, Inc. (now known as Remark Media, Inc.) and Carrie Ferman	10-K	3/23/2012	10.41

10.42***	Separation and Release Agreement and Independent Contractor Agreement dated February 14, 2012 between Remark Media, Inc. and Gregory M. Swayne	10-K	3/23/2012	10.42

10.43***	Separation and Release Agreement and Independent Contractor Agreement dated February 14, 2012 between Remark Media, Inc. and Shawn G. Meredith	10-K	3/23/2012	10.43

10.44(1)	Purchase Agreement dated February 27, 2012, among Remark Media, Inc. and the investors named therein	8-K	2/28/2012	10.1

10.45	Amended and Restated Promissory Note in the principal amount of $125,000 Kimberly and Daniel O’Donnell dated June 28, 2012	8-K	6/29/2012	10.1

10.46*	First Amendment to Letter Agreement for Employment between remark Media, Inc. and Carrie B. Ferman dated effective October 1, 2012	10-Q/A	11/27/2012	10.2

10.47*	Senior Secured Convertible Promissory Note dated November 23, 2012	8-K	11/23/2012	10.1

10.48	Security Agreement between Remark Media, Inc. and Digipac, LLC dated November 23, 2012	8-K	11/23/2012	10. 2

10.49	Sublease Agreement between Holland & Knight and Remark Media, Inc. dated February 28, 2013	8-K	3/6/2013	10.1

10.5	Membership Interest Purchase Agreement between Remark Media, Inc., Pop Factory LLC, Howard Sonnenschein and Gail Sonnenschein dated March 29, 2013	8-K	4/4/2013	2.1

10.51	Senior Secured Convertible Promissory Note dated March 28, 2013	8-K	4/4/2013	10.1

10.52	Amendment Number One to Security Agreement between remark Media, Inc. and Digipac, LLC dated March 28, 2013	8-K	4/4/2013	10.2

10.53*	Services Agreement between Remark Media, Inc. and TheStreet, Inc. effective November 15, 2012	10-Q/A	3/25/2013	10.1

10.54	Senior Secured Convertible	8-K	11/17/2013	10.1

10.55	Amendment Number Two Security Agreement between Remark Media, Inc. and Digipac, LLC dated November 13, 2013	8-K	11/17/2013	10.2

10.56	Confidential Agreement and Release Agreement between Remark Media, Inc. and Bradley Zimmer dated January 17, 2014	8-K	1/24/2014	10.1

10.57	Senior Secured Convertible Promissory Note dated January 29, 2014	8-K	2/4/2014	4.1

10.58	Amendment Number Three to Security Agreement between Remark Media, Inc. and Digipac, LLC dated 1/24/2014	8-K	2/4/2014	10.1

10.59	Loan Agreement dated February 11, 2014 by Remark Media, Inc. and Bombo, Sports & Entertainment, LLC	8-K	2/18/2014	10.1

21.1	Subsidiaries	10-K	3/23/2012	21.1

23.1	Consent of Cherry Bekaert LLP				X

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification by the Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification by the Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X

101.CAL**	XBRL Taxonomy Definition Linkbase	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

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
** No changes made to XBRL data.  Previously submitted with Registrant’s Report on Form 10-K filed March 31, 2014.
***Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 4/7/2014	Remark Media, Inc.

	By:	/s/ Douglas Osrow
		Name:	Douglas Osrow
		Title:	Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

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
		S-4/A	7/10/2007	Annex R

10.19	First Amendment to Share Purchase Agreement dated as of August 23, 2007 among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou	S-1/A	1/14/2008	10.19

10.20	Termination Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and HowStuffWorks, Inc., dated as of December 17, 2007	S-1/A	1/14/2008	10.2

10.21	Stock Purchase Agreement between HSW International, Inc. (now known as Remark Media, Inc.) and the investors named therein, dated February 15, 2008	8-K	2/20/2008	10.21

10.22***	Separation Agreement with J. David Darnell dated May 13, 2008	10-Q	5/15/2008	10.22

10.23* ***	2008 Executive Compensation Plan	8-K/A	1/16/2009	10.23

10.24*	Content License Agreement dated September 17, 2008 between HSW International, Inc. (now known as Remark Media, Inc.) and World Book, Inc. and Amendment	10-Q	11/14/2008	10.24

10.25	Form of Director and Officer Indemnification Agreement	8-K	1/16/2009	10.1

10.26***	Letter Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Gregory Swayne dated September 28, 2009	10-Q	11/16/2009	10.26

10.27***	Confidential Separation and Release Agreement dated as of September 28, 2009, by and between HSW International, Inc. (now known as Remark Media, Inc.) and Henry Adorno	10-Q	11/16/2009	10.27

10.29	Subscription Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/2009	10.29

10.30	Secured Promissory Note issued by HSW International, Inc. (now known as Remark Media, Inc.) to Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/2009	10.3

10.31*	Letter Agreement for Services Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc., dated as of October 30, 2009	10-Q/A	1/22/2010	10.31

10.31.1	First Amendment to the Letter Agreement for Services by and between Sharecare, Inc. and HSW International, Inc. (now known as Remark Media, Inc.) dated December 30, 2009	8-K	1/7/2010	10.31.1

10.31.2	Second Amendment to the Letter Agreement for Services by and between Sharecare Inc (now known as Remark Media, Inc.) and HSW International, Inc. dated June 30, 2010	10-Q	8/12/2010	10.35

10.32	License Agreement dated as of October 30, 2009, by and among HSW International, Inc. (now known as Remark Media, Inc.), Sharecare Inc. ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC	10-Q/A	1/22/2010	10.31

10.33	Sublease Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Sharecare, Inc. dated as of March 30, 2010	8-K	4/5/2010	10.33

10.34***	Letter Agreement by and between HSW International, Inc. (now known as Remark Media, Inc.) and Eric Orme	10-Q	5/14/2010	10.34

10.39*	Option to Purchase Shares of Common Stock between HSW International Inc. (now known as Remark Media, Inc.) and Sharecare Inc. dated November 17, 2010	10-K	3/29/2011	10.39

10.4	Services Agreement effective as of April 19, 2010, between HSW International, Inc. (now known as Remark Media, Inc.) and Discovery Communications, LLC.	10-K	3/29/2011	10.4

10.41***	Letter Agreement between HSW International, Inc. (now known as Remark Media, Inc.) and Carrie Ferman	10-K	3/23/2012	10.41

10.42***	Separation and Release Agreement and Independent Contractor Agreement dated February 14, 2012 between Remark Media, Inc. and Gregory M. Swayne	10-K	3/23/2012	10.42

10.43***	Separation and Release Agreement and Independent Contractor Agreement dated February 14, 2012 between Remark Media, Inc. and Shawn G. Meredith	10-K	3/23/2012	10.43

10.44(1)	Purchase Agreement dated February 27, 2012, among Remark Media, Inc. and the investors named therein	8-K	2/28/2012	10.1

10.45	Amended and Restated Promissory Note in the principal amount of $125,000 Kimberly and Daniel O’Donnell dated June 28, 2012	8-K	6/29/2012	10.1

10.46*	First Amendment to Letter Agreement for Employment between remark Media, Inc. and Carrie B. Ferman dated effective October 1, 2012	10-Q/A	11/27/2012	10.2

10.47*	Senior Secured Convertible Promissory Note dated November 23, 2012	8-K	11/23/2012	10.1

10.48	Security Agreement between Remark Media, Inc. and Digipac, LLC dated November 23, 2012	8-K	11/23/2012	10. 2

10.49	Sublease Agreement between Holland & Knight and Remark Media, Inc. dated February 28, 2013	8-K	3/6/2013	10.1

10.5	Membership Interest Purchase Agreement between Remark Media, Inc., Pop Factory LLC, Howard Sonnenschein and Gail Sonnenschein dated March 29, 2013	8-K	4/4/2013	2.1

10.51	Senior Secured Convertible Promissory Note dated March 28, 2013	8-K	4/4/2013	10.1

10.52	Amendment Number One to Security Agreement between remark Media, Inc. and Digipac, LLC dated March 28, 2013	8-K	4/4/2013	10.2

10.53*	Services Agreement between Remark Media, Inc. and TheStreet, Inc. effective November 15, 2012	10-Q/A	3/25/2013	10.1

10.54	Senior Secured Convertible	8-K	11/17/2013	10.1

10.55	Amendment Number Two Security Agreement between Remark Media, Inc. and Digipac, LLC dated November 13, 2013	8-K	11/17/2013	10.2

10.56	Confidential Agreement and Release Agreement between Remark Media, Inc. and Bradley Zimmer dated January 17, 2014	8-K	1/24/2014	10.1

10.57	Senior Secured Convertible Promissory Note dated January 29, 2014	8-K	2/4/2014	4.1

10.58	Amendment Number Three to Security Agreement between Remark Media, Inc. and Digipac, LLC dated 1/24/2014	8-K	2/4/2014	10.1

10.59	Loan Agreement dated February 11, 2014 by Remark Media, Inc. and Bombo, Sports & Entertainment, LLC	8-K	2/18/2014	10.1

21.1	Subsidiaries	10-K	3/23/2012	21.1

23.1	Consent of Cherry Bekaert LLP				X

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification by the Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification by the Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X

101.CAL**	XBRL Taxonomy Definition Linkbase	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

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
** No changes made to XBRL data.  Previously submitted with Registrant’s Report on Form 10-K filed March 31, 2014.
***Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.