Form 10-Q
period 2014-03-31
Remark Media, Inc.
filed 2014-05-15
CIK 1368365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33720

REMARK MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-1135689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3930 Howard Hughes Parkway, Suite 400 Las Vegas, Nevada 89169
(Address of Principal Executive Offices) (Zip Code)

(702) 701-9514
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of May 15, 2014, the registrant had 11,688,926 shares of common stock outstanding.

REMARK MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$1,413,722	$1,260,723
Trade accounts receivable, net	258,672	100,583
Notes receivable	1,000,000	-
Prepaid expenses and other current assets	381,954	358,264
Total current assets	3,054,348	1,719,570

Property and equipment, net	319,463	213,192
Investment in unconsolidated affiliate	229,929	229,929
Licenses to operate in China	100,000	100,000
Intangibles assets, net	3,833,116	3,502,411
Goodwill	1,823,048	1,823,048
Other long-term assets	131,820	133,605
Total assets	$9,491,724	$7,721,755

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$552,802	$1,025,738
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	767,253	731,578
Derivative liability	897,891	769,284
Current portion of capital lease obligations	141,417	177,452
Total current liabilities	2,445,108	2,789,797

Long-term liabilities
Deferred tax liabilities	25,000	25,000
Capital lease obligations, less current portion	120,791	151,029
Long-term debt with related party	5,968,108	2,500,000
Total liabilities	8,559,008	5,465,826

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 11,275,947 and 10,979,372 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	11,276	10,979
Additional paid-in-capital	116,465,692	114,025,752
Accumulated other comprehensive loss	(4,592)	(3,343)
Accumulated deficit	(115,539,660)	(111,777,459)
Total stockholders’ equity	932,716	2,255,929
Total liabilities and stockholders’ equity	$9,491,724	$7,721,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Operating revenue
Brands	$659,944	$208,167

Operating expenses
Sales and marketing	75,273	12,356
Content, technology and development	72,180	83,096
General and administrative	3,918,833	814,854
Depreciation and amortization expense	134,098	84,039
Total operating expenses	4,200,384	994,345

Operating loss	(3,540,440)	(786,178)

Other income (expense)
Interest expense	(93,268)	(44,355)
Gain (Loss) on change in fair value of derivative liability	(128,607)	17,242
Other income (expense)	114	(157)
Total other income (expense)	(221,761)	(27,270)

Loss before loss from equity-method investments	(3,762,201)	(813,448)

Proportional share in loss of equity-method investment	-	(222,707)

Loss before income taxes	(3,762,201)	(1,036,155)

Income tax expense	-	-

Net loss	$(3,762,201)	$(1,036,155)

Net loss per share
Net loss per share, basic and diluted	$(0.48)	$(0.15)

Basic and diluted weighted average shares outstanding	7,870,431	7,125,215

Comprehensive loss
Net loss	$(3,762,201)	$(1,036,155)
Cumulative foreign currency translation adjustments	(1,250)	(3,960)

Total comprehensive loss	$(3,763,451)	$(1,040,115)

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net cash used in operating activities	$(1,709,842)	$(737,844)
Cash used in operating activities	(1,709,842)	(737,844)

Cash flows from investing activities:
Purchases of property, equipment and software	(153,728)	(10,335)
Cash paid for acquisition, net of cash acquired	-	(2,351,755)
Cash paid for asset acquisition	(450,000)	-
Loan issued to Bombo	(1,000,000)	-
Cash used in investing activities	(1,603,728)	(2,362,090)

Cash flows from financing activities:
Proceeds from issuance of equity securities/debt	3,500,000	3,500,000
Payment of capital leases	(32,181)	(27,723)
Cash provided by financing activities	3,467,819	3,472,277

Net change in cash and cash equivalents	154,249	372,342
Impact of foreign currency translation on cash	(1,250)	-
Cash and cash equivalents at beginning of period	1,260,723	1,355,332
Cash and cash equivalents at end of period	$1,413,722	$1,727,674

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Remark Media, Inc., a Delaware corporation (“Remark Media” or the “Company”), is a global digital media company focusing on the 18-to-34 year old demographic, primarily in the United States and Asia. Its brands segment consists of digital media properties owned and operated by Remark Media, presently including: (i) the translated and localized editions of HowStuffWorks.com in China and Brazil; (ii) the personal finance vertical, encompassing Banks.com, US Tax Center at www.irs.com, FileLater.com, TaxExtension.com, TaxExtension.org, and MyStockFund.com; and (iii) the young adult lifestyle vertical, including Bikini.com. The Company plans to expand its brands segment in the coming year by continuing to acquire, develop, and launch U.S. based content, social and ecommerce websites in the 18-to-34 year old lifestyle and personal finance verticals.

Funding and Liquidity Considerations

As of March 31, 2014, the Company’s total cash and cash equivalents balance was approximately $1.4 million.

The Company has incurred net losses and generated negative cash flow from operations in the three months ended March 31, 2014 and in each fiscal year since its inception, and has an accumulated deficit of $115.5 million as of March 31, 2014. The Company’s revenues were $0.7 million for the three months ended March 31, 2014, generated principally from owning and operating its own digital media properties.  The Company’s primary focus has been on organically building and strategically acquiring wholly-owned digital media properties.

On January 29, 2014 (the “January 2014 Note”), November 14, 2013 (the “November 2013 Note”), April 2, 2013 (the “April 2013 Note”), and November 23, 2012 (the “November 2012 Note”), the Company issued Senior Secured Convertible Promissory Notes to Digipac, LLC (“Digipac”), of which Kai-Shing Tao, the Company’s Chairman of the Board and Chief Executive Officer, is the manager and a member, and Douglas Osrow, the Company’s Chief Financial Officer, is a member, in the original principal amounts of $3,500,000,  $2,500,000,  $4,000,000 and $1,800,000, respectively, in exchange for cash equal to the respective original principal amounts.  The January 2014 Note, November 2013 Note, April 2013 Note and November 2012 Note are collectively referred to herein as the “Digipac Notes”.

The January 2014 Note and November 2013 Note bear interest at a rate of 6.67% per annum for the first year and 8.67% per annum thereafter, with interest payable quarterly and all unpaid principal and any accrued but unpaid interest due and payable on the second anniversary of issuance.  At any time, Digipac may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into shares of common stock at a conversion price of $5.03 per share for the January 2014 Note and $3.75 per share for the November 2013 Note.  The Company also may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into common stock at the applicable conversion price if the volume weighted average price of the common stock is equal to at least 150% of the applicable conversion price for at least 30 of the 40 trading days immediately prior to the date of the Company’s election.  Such notes also provide that the Company and Digipac will negotiate and enter into a registration rights agreement providing Digipac with demand and piggyback registration rights with respect to the shares of common stock underlying such notes.  As of March 31, 2014, the Company had not entered into any such registration rights agreement.  The Company may prepay all or a portion of such notes at any time upon at least 15 days’ prior written notice to Digipac.

The April 2013 Note bore interest at a rate of 6.67% per annum for the first year and 8.67% per annum thereafter, and the November 2012 Note bore interest at a rate of 6.67% per annum.  The outstanding principal amount and accrued but unpaid interest under the April 2013 Note and the November 2012 Note were convertible into common stock at a conversion price of $2.00 per share for the April 2013 Note and $1.30 per share for the November 2012 Note.  On November 12, 2013, Digipac converted the $4,000,000 principal amount and $164,466 accrued but unpaid interest outstanding under the April 2013 Note into 2,082,233 shares of common stock, and converted the $1,800,000 principal amount and $116,771 accrued but unpaid interest outstanding under the November 2012 Note into 1,474,439 shares of common stock.

In connection with the issuance of the November 2012 Note, the Company and Digipac entered into a Security Agreement dated as of November 23, 2012 (the “Security Agreement”) to secure the Company’s obligations under such note.  The Security Agreement provides that the Company’s obligations are secured by all assets of the Company other than the shares of common stock of Sharecare, Inc. owned by the Company.  The Company and Digipac subsequently entered into amendments to the Security Agreement in connection with the issuances of the April 2013 Note, the November 2013 Note and the January 2014 Note to include the Company’s obligations under such notes as obligations secured by the Security Agreement.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

On January 15, 2014, the Company’s wholly owned subsidiary, Banks.com, completed an asset acquisition of the following domain names, which provide web-based tax extension services: www.taxextension.com, www.taxextensions.com, and www.onlinetaxextension.com, for an aggregate purchase price of $450,000.

On February 11, 2014, the Company and Bombo Sports & Entertainment, LLC (“BSE”) entered into a Loan Agreement pursuant to which the Company loaned BSE $1 million (the “BSE Loan Agreement”). On April 16, 2014, the Company and BSE entered into an amendment to the BSE Loan Agreement, pursuant to which the Company increased the amount of the loan to up to $1.35 million, of which $1.2 million already had been loaned to BSE (see Note 11). The outstanding principal balance of the loan bears interest at 5% per annum, with principal and interest due and payable 10 days after the delivery of the written demand to BSE. If the loan is not paid in full at the end of the 10 day period, the outstanding principal will bear interest at 12% per annum until paid in full. BSE may prepay all or any portion of the loan at any time without premium or penalty.

The Company intends to fund its future operations, particularly its young adult lifestyle and personal finance properties, through dynamic growth. Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and assessing the sale of certain non-core assets to provide capital.  The Company has implemented measures to reduce operating costs and will continue to evaluate other opportunities to streamline costs.

Absent any acquisitions of new businesses or material increases in revenues from its existing customers, current revenue growth will not be sufficient to sustain the Company’s operations in the long term. As such, the Company will, in all likelihood, need to obtain additional equity or debt financing and/or divest of certain assets or businesses, none of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that might be obtained may substantially dilute existing stockholders.  There is no certainty that the Company will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of the Company will be subject to the performance of the markets and the volatility of investor sentiment regarding macro and micro economic conditions. Any failure by the Company to successfully implement these plans would have a material adverse effect on the Company’s business, including the possible inability to continue operations.

Based on the most recent cash flow projections, the Company believes it has sufficient existing cash and cash equivalents and cash resources as of May 15, 2014 to provide sufficient funds through December 31, 2014. Projecting operating results, however, is inherently uncertain as anticipated expenses may exceed current forecasts.

Basis of Preparation

The accompanying interim condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Remark Media and its subsidiaries. Operating results for the three months ended March 31, 2014 and 2013 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2014.

All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect amounts reported and disclosed in the unaudited condensed consolidated financial

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

statements and accompanying notes.  Actual results could differ materially from those estimates.  On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, intangible assets, useful lives of property and equipment, stock-based compensation, equity-method investments, and income taxes, among other things.

Revenue Recognition

The Company generally recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, fees are fixed or determinable and collectability is reasonably assured.

The Company generally recognizes revenue from its network of domestic and international websites. Revenue is recognized as visitors are exposed to or react to advertisements on its websites, or purchase goods or services. Revenue from advertising is generated in the form of sponsored links and display ads. This includes both pay-per-performance ads and paid-for-impression ads. In the pay-per-performance model, revenue is generally earned based on the number of clicks or other actions taken associated with such ads; in the paid-for-impression model, revenue is derived from the display of ads.

Operating Expenses

General and administrative expenses include all legal, finance, accounting and administrative expenses such as professional fees and facilities costs.  Depreciation and amortization include the depreciation of our acquired fixed assets and amortization of software and definite-lived intangible assets.

Purchase Price Allocations

Occasionally, the Company enters into business combinations.  The purchase price is allocated to the various assets acquired and liabilities assumed based on their estimated fair value.  Fair values of assets acquired and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal of tangible and intangible assets.  Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, equipment, software, and definite-or indefinite-lived intangible assets.

Software Development Costs

The Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.2 million and $0.1 million, at March 31, 2014 and December 31, 2013, respectively, and are included in “Property, equipment and software” in the condensed consolidated balance sheets. Internally developed software and website development costs are being amortized utilizing the straight-line method over a period of three years, the expected period of the benefit. For the three months ended March 31, 2014 and 2013, the Company recorded approximately $80 thousand and $28 thousand of amortization expense, respectively.

Stock-Based Compensation

The Company measures stock-based compensation at the grant date based on the calculated fair value of the award.  The Company recognizes the expense over the recipient’s requisite service period, generally the vesting period of the award.  The Company estimates the fair value of stock options at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under its stock plans. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate, among others, impact the fair value estimate.  These assumptions generally require significant analysis and use of judgment and estimates to develop. Options vest based on meeting a minimum service period or performance condition. Restricted stock grants are recorded using the fair value of the granted shares based on the market value at the grant date.  In addition, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

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

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

Derivative Liability for Warrants to Purchase Common Stock

The Company’s derivative liability for warrants represents the fair value of warrants issued in connection with an equity financing related to the Banks.com acquisition consummated on February 26, 2012. These warrants are presented as liabilities based on certain exercise price reductions provisions. The liability, which is recorded at the fair value on the balance sheet, is calculated using the Monte Carlo simulation valuation method. The change in the fair value of these warrants is recognized as a component of other income or expense in the unaudited condensed consolidated statements of operations.

Notes Receivable

Notes receivable from debt facilities originated by the Company are recorded at cost and evaluated for impairment. Relevant factors considered in the determination of recoverability include the interest rate offered in the market, as well as management’s estimate of projected cash flows and profitability.

Interest Income

Interest income earned by the Company on the note receivable is recognized on an accrual basis of accounting.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carry forward Exists” (“ASU 2013-11”) which is part of Accounting Standards Codification (“ASC”) 740, Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and a net operating loss carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. The Company is currently evaluating the impact of the January 1, 2014 adoption of this guidance on its consolidated financial statements.

2.  INVESTMENT IN SHARECARE

In 2009, the Company co-founded Sharecare, Inc., a U.S.-based venture between: Dr. Mehmet Oz, a leading cardiac surgeon, health expert and host of “The Dr. Oz Show”; HARPO Productions, producer of “The Oprah Winfrey Show”; Discovery Communications, the world’s largest non-fiction media company; Jeff Arnold, WebMD founder and Discovery Communications’ former Chief of Global Digital Strategy; Sony Pictures Television; and Remark Media (“Sharecare”).  Sharecare was created to build a web-based platform that simplifies the search for health and wellness information by organizing a vast array of health-related questions and providing multiple answers from experts, organizations, publishers, and caregivers representing various points of view. As a part of the transactions, the Company received an equity stake in Sharecare, sold substantially all of the assets of its DailyStrength subsidiary to Sharecare, agreed to provide management and website development services to Sharecare, and received a license to use Sharecare’s web platform for its own businesses.

Until November 30, 2012, the Company accounted for its equity interest in Sharecare under the equity method of accounting.  Under this method, the Company recorded its proportionate share of Sharecare’s net income or loss based on Sharecare’s financial results.  As of December 1, 2012, the Company moved to the cost method of accounting due to a lower percentage of ownership (10.8% as of December 31, 2012), nonparticipation in policy-making processes, and limited existence of technology dependency by Sharecare on the Company. As of March 31, 2014, the Company owned approximately 8.16% of Sharecare’s common stock and had representation on its Board of Directors.

The following table shows selected unaudited financial data of Sharecare including Remark Media’s proportional share of net loss in Sharecare as reported under the equity method for the three months ended March 31, 2013.  During that quarter, the Company recorded a $0.2 million change in its estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012, based on information that was finalized and provided to the Company subsequent to the issuance of its December 31, 2012 financial statements:

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ending March 31,
	2014	2013
Revenues	$-	$-
Gross profit	-	-
Loss from operations	-	-
Net loss	-	-
Proportional share in loss of equity-method investment	$-	$(222,707)

3.  NOTE RECEIVABLE FROM BOMBO SPORTS & ENTERTAINMENT, LLC

On February 11, 2014, the Company and Bombo Sports & Entertainment, LLC, or BSE,  entered into the BSE Loan Agreement pursuant to which the Company loaned BSE $1 million. On April 16, 2014, the Company and BSE entered into an amendment to the BSE Loan Agreement, pursuant to which the Company increased the amount of the loan to up to $1.35 million, of which $1.2 million already had been loaned to BSE (see Note 11). The outstanding principal balance of the loan bears interest at 5% per annum, with principal and interest due and payable 10 days after the delivery of the written demand to BSE. If the loan is not paid in full at the end of the 10 day period, the outstanding principal will bear interest at 12% per annum until it is paid in full. BSE may prepay all or any portion of the loan at any time without premium or penalty.

BSE’s obligations under the BSE Loan Agreement are secured by (i) a membership interest pledge agreement pursuant to which Robert S. Potter, the manager and owner of 86% membership interest in BSE, pledged to the Company all of his right, title, and interest in and to such membership interest and (ii) a pledge by BSE to the Company of all BSE’s assets.

The interest income on the loan was approximately $0.1 million and is recorded in the condensed consolidated statement of operations.

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

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

Assumptions used in calculating the fair value of these warrants were noted as follows (including assumptions used in calculating the transaction date fair value for the warrants issued in our February 2012 equity financing):

	March 31, 2014	December 31, 2013

Annual rate of quarterly dividend	0.00%	0.00%
Expected volatility	95.0%	100.0%
Risk free interest rate	1.10%	1.10%
Expected remaining term (in years)	0.91 - 3.41	1.16 - 3.66

In addition to the assumptions above, the Company takes into consideration whether or not it would participate in another round of equity financing and, if so, what the stock price would be for such a financing at that time.

At March 31, 2014 and 2013, the fair value of liability classified warrants were as follows:

	March 31, 2014	December 31, 2013

Derivative liabilities	$897,891	$769,284

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

Balance at January 1, 2013	$277,646
Increase in fair value resulting in loss	491,638
Fair value at December 31, 2013	$769,284

Balance at January 1, 2014	$769,284
Increase in fair value resulting in loss	128,607
Fair value at March 31, 2014	$897,891

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise or expiration of the warrants, at which time the liability will be reclassified to stockholders’ equity.

5. ACQUISITIONS

Pop Factory, LLC

On March 29, 2013, Remark Media acquired Pop Factory, LLC (“Pop Factory”) for total cash consideration of $2,375,000.

The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to the assets and liabilities based on their estimated fair values on the date of the acquisition.

Of the total intangibles acquired, $2.1 million related to domain names and have an amortization period of 12 years.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

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

The table below reflects a summary of the unaudited pro forma results of operations for the three months ended March 31, 2014 and 2013, as if Remark Media and Pop Factory were combined as of January 1,  2013.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations Results of Operations Three Months Ended March 31,
	2014	2013
Revenues	$659,944	$244,854
Operating Loss	(3,540,439)	(804,393)
Net Loss	$(3,762,201)	$(1,053,513)

Tax Extension

On January 15, 2014, the Company’s wholly owned subsidiary, Banks.com, completed an asset acquisition of the following domain names which provide web-based tax extension services: www.taxextension.com, www.taxextensions.com, and www.onlinetaxextension.com, for an aggregate purchase price of $450,000. The domains were recorded at cost and amortized over their useful life. The Company recorded $9 thousand in amortization for the three months ended March 31, 2014.

6. CAPITAL LEASES

On December 7, 2010, Banks.com entered into a sale-leaseback arrangement with Domain Capital, LLC (“Domain Capital”) consisting of an agreement to assign the domain name, banks.com, to Domain Capital in exchange for $0.6 million in cash and a Lease Agreement to lease back the domain name from Domain Capital for a five year term. The lease provides for a bargain purchase option at the end of its term, effectively transferring ownership back to Banks.com. Effective June 28, 2012, Banks.com became a wholly-owned subsidiary of Remark Media and according to the Agreement and Plan of Merger, Remark Media assumed all outstanding liabilities on the effective date of close. As of March 31, 2014, total obligations under this agreement were $0.3 million, $0.1 million of which is included under the current portion of capital lease obligations and the remainder is included under capital

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

lease obligations, net of current portion on the Company’s condensed consolidated balance sheet at March 31, 2014. The following table represents the approximate future minimum capital lease payments due under this agreement as of March 31, 2014:

Capital Lease
Commitments

April through December 31, 2014	$128,465
2015	171,287
Total commitments	299,752
Interest on capital leases	(37,544)
Present value of minimum capital lease payments	$262,208

7. COMMITMENTS AND CONTINGENCIES

The Company has entered into operating leases for office space.  The lease agreement associated with its headquarters required a security deposit and included an allowance, which was used against leasehold improvements. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $56 thousand and $70 thousand for the three months ended March 31, 2014 and 2013, respectively.

The following table represents the approximate future minimum lease payments at March 31, 2014 due under non-cancellable operating lease agreements with terms in excess of a year:

Operating Lease
Commitments

2014	$180,000
2015	240,000
2016	40,000
Total commitments	$460,000

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

On the cease use date, the Company recorded an early termination expense of $16 thousand, which was adjusted for the remaining deferred rent, use of security deposits, and future sublease income. These fees were included in the general and administrative expenses in the consolidated statement of operations and comprehensive loss. The early termination liability was reduced by $17 thousand as of March 31, 2014.

On December 31, 2013, the Company entered into a Lease Termination Agreement with the landlord of its Concourse Five office space, waiving all rights to apply unpaid leasehold improvements. The termination penalty for abandoning the Concourse Five office space was $0.1 million, which was recorded as an expense and included in the general and administrative expenses in the consolidated statement of operations and comprehensive loss. The early termination liability was extinguished as of March 31, 2014.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

The following depicts the remaining accrual balances for these early termination costs:

	Accrual at			Accrual at
	December 31,	Charges or	Costs paid or	March 31,
	2013	Reversals	Settled	2014

Lease termination, facility closure and other costs of Concourse 6	$277,747	$-	$(17,372)	$260,375
Lease termination, adjusted for escalating rents, leasehold improvements, and security deposits for Concourse 5	82,500	-	(82,500)	-
Total	$360,247	$-	$(99,872)	$260,375

The early termination liability of $0.3 million is recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

Contingencies

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

8.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

 Net Loss per Share

The following is a reconciliation of the numerators and denominators of the Company’s basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2014	2013

Loss per share:
Net loss	$(3,762,201)	$(1,036,155)

Weighted average shares outstanding	$7,870,431	$7,125,215

Net loss per share, basic and diluted	$(0.48)	$(0.15)

Common shares and dilutive securities:
Weighted average shares outstanding	7,870,431	7,125,215
Dilutive securities	$-	$-

Total common shares and dilutive securities	$7,870,431	$7,125,215

Stock options and warrants are not included in the diluted earnings per share calculation above as they are anti-dilutive.  The number of anti-dilutive shares outstanding excluded from the calculation above was 1,784,245 and 638,569 for the three months ended March 31, 2014 and 2013, respectively.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

Stock-Based Compensation

Remark Media has authorized 800,000 shares under the 2006 Equity Incentive Plan adopted April 13, 2006 (the “2006 Plan”), 525,000 shares under the 2010 Equity Incentive Plan adopted June 15, 2010, and modified on December 30, 2011 (the “2010 Plan”) and 1,500,000 shares under the 2014 Incentive Plan adopted February 17, 2014 (the “2014 Plan”), for grant as part of long-term incentive plans to attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the 2006 Plan, 2010 Plan and 2014 Plan have been granted to the Company’s officers and employees with an exercise price equal to or greater than the fair market value of the underlying shares on the date of grant.

The 2014 Plan is being submitted to the Company’s stockholders for adoption and approval in order to meet requirements of NASDAQ rules, satisfy requirements of tax law to help preserve our ability to claim tax deductions for compensation to executive officers, and provide for favorable tax treatment to certain optionholders.  If the 2014 Plan is not approved by stockholders, all options granted thereunder will be terminated in accordance with their terms.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award, and recognizes it as an expense over the requisite service period.  Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was approximately $2.3 and $0.1 million, respectively.  An expense of $0.7 million was included in the stock compensation expense for the three months ended March 31, 2014 related to modifying the vesting terms of 210,000 stock option grants and 170,000 restricted shares from 3-to-5 years to a 1 year vesting period in the first quarter of 2014. As of March 31, 2014, unrecognized compensation expense relating to non-vested stock options approximated $0.4 million, and is expected to be recognized through 2017.

On February 17, 2014, Remark Media granted 275,000 restricted shares at a per share price of $6.10 to Pacific Star Capital Management, LP, an entity controlled by Kai-Shing Tao, the Company’s Chairman  of the Board and Chief Executive Officer, as compensation for providing Mr. Tao’s services as the Company’s Chief Executive Officer from September 2012 to December 2013.  The grant date fair value of these restricted shares was approximately $1.7 million and was recognized as compensation expense during the quarter ended March 31, 2014.  During the three months ended March 31, 2013, Remark Media granted 25,000 options at an exercise price of $5.00 per share. The grant date fair value of granted options vesting during the three months ended March 31, 2014 and 2013 was approximately $0.6 million and $0.1 million, respectively. Additionally, the Company granted 100,398 shares of restricted stock that vested throughout 2014. During the three months ended March 31, 2014, in accordance with a release agreement a former employee exercised 21,575 stock options with a 2011 grant date.

At March 31, 2014, the Company had additional outstanding warrants to acquire 30,000 shares of common stock with exercise prices ranging from $35.00 to $98.90 and expire through 2017.

9.  RELATED PARTY TRANSACTIONS

As discussed in detail in Note 1, the Company has outstanding the November 2013 and the January 2014 Note issued to Digipac in the aggregate principal amount of $6.0 million.  Kai-Shing Tao, the Company’s Chairman of the Board and Chief Executive Officer, is the manager and a member, and Douglas Osrow, the Company’s Chief Financial Officer, is a member, of Digipac.

The future maturity schedule of these notes as of March 31, 2014 is as follows:

Year ending December 31,
2014	$-
2015	2,500,000
2016	3,500,000

The November 2013 and the January 2014 Note mature on November 14, 2015 and January 29, 2016, respectively.

The Company determined that the January 2014 Note contained an embedded beneficial conversion feature as the January 2014 Note is convertible at a price per share of common stock equal to 99% of the closing stock price as of the effective date of the January 2014 Note. The embedded conversion feature was calculated using the intrinsic method and the value at March 31, 2014 was $0.1 million.

REMARK MEDIA INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

The Company recorded a debt discount of $0.1 million, which will be amortized over the life of the note using the effective interest method. For the three months ended March 31, 2014, the Company amortized a nominal amount of the debt discount as interest expense. The unamortized discount at March 31, 2014 was $0.1 million. The Company recorded interest expense of $0.1 million based on the contractual interest rate.

The related party interest expense for the promissory notes was $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, Remark Media owned approximately 8.16% of the outstanding common stock of Sharecare.  Jeff Arnold, a former member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., formerly the Company’s largest stockholder, is a significant stockholder of Sharecare.

10. SUBSEQUENT EVENTS

On April 16, 2014, the Company entered into an amendment to the BSE Loan Agreement, pursuant to which the Company loaned BSE $1 million. Pursuant to the amendment, the Company increased the amount of the loan to up to $1.35 million, of which $1.2 million already has been loaned to BSE.

On May 2, 2014, the Company entered into an Agreement and Plan of Merger, dated as of May 2, 2014 (the “Merger Agreement”), with Roomlia, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Hotelmobi, Inc. (“Hotelmobi”), a company engaged in the business of developing, owning and operating mobile hotel booking applications. Pursuant to the Merger Agreement, Hotelmobi merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). As consideration for the Merger, the outstanding shares of Hotelmobi common stock were converted into the right to receive an aggregate of (i) 400,000 shares of the Company’s common stock, (ii) 100,000 shares of common stock to be issued on the one year anniversary of the closing of the Merger, provided that the recipient is employed by the Company on such date or was terminated by the Company for any reason, (iii) warrants to purchase 500,000 shares of common stock at an exercise price of $8.00 per share, and (iv) warrants to purchase 500,000 shares of common stock at an exercise price of $12.00 per share. The warrants to purchase shares of common stock issued to former Hotelmobi stockholders in the Merger (the “Roomlia Warrants”) vest 12.5% on the last day of each fiscal quarter beginning June 30, 2014, provided the recipient is employed by the Company on such date or has been terminated other than for “Cause” (as defined in the Merger Agreement). Additionally, pursuant to the terms of the Merger Agreement, concurrently with the closing of the Merger, the Company paid Hotelmobi’s principal stockholders a total of approximately $0.2 million in cash in repayment funds they loaned to Hotelmobi. The Merger Agreement contains representations, warranties and covenants customary for transactions of this type. The Roomlia Warrants expire on the fifth anniversary of their issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included or incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014, as amended on April 7, 2014, and in Part II, Item 1A of this report.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate.  Further, we do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

Business Overview and Recent Events

Remark Media, Inc. (“we”, “us”, “our”, “Remark Media” or the “Company”) is a global digital media company focused on the 18-to-34 year old demographic, primarily in the United States and Asia.  The brands segment consists of digital media properties owned and operated by Remark Media.  It presently includes: (i) the translated and localized additions of HowStuffWorks.com in China and Brazil; (ii) the personal finance vertical, encompassing Banks.com, US Tax Center at www.irs.com, FileLater.com, TaxExtension.com, TaxExtension.org and MyStockFund.com; and (iii) the young adult lifestyle vertical, including Bikini.com.  The Company plans to expand its brands segment in the coming year by continuing to acquire, develop and launch U.S. based content, social and ecommerce websites in the 18-to-34 year old lifestyle and personal finance verticals.

For the duration of 2014, the Company intends to focus on the 18-to-34 year old demographic, investing in technology and product development to provide unique and dynamic digital media experiences across multiple verticals.

How Stuff Works

BoWenWang (http://www.bowenwang.com.cn) is a Chinese language portal that provides a broad array of engaging, informative content, covering everything from sports, entertainment, the arts, technology, and health.  Published from Beijing since June 2008, BoWenWang is the exclusive digital publisher in China of translated and localized articles from Discovery Communications HowStuffWorks family of content.

ComoTudoFunciona (http://hsw.com.br) is a Brazilian portal designed to inform and engage on a vast array of subjects, ranging from cultural events, athletics, entertainment, science, technology, and travel.  Published in Sao Paulo, the Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized articles from Discovery Communications HowStuffWorks family of content.

The Company believes that the value of our international assets will be recognized over a longer-term horizon, with both the development of advertising markets in Brazil and China and the improvement of the websites’ traffic fundamentals. In the near term, our content platforms provide us broad access to develop significant opportunities in the gaming, travel, and other verticals.  Neither international subsidiary has yielded any significant revenues in 2013, or to date in 2014.

Personal Finance

The Company entered the personal finance vertical in June 2012 with the acquisition of Banks.com.  Assets obtained through the acquisition serve to build a network of personal finance digital media businesses. These include Banks.com, the US Tax Center at www.irs.com, FileLater.com, and MyStockFund.com.

In order to expand our tax extension business and create synergies between existing assets, the Company’s wholly owned subsidiary, Banks.com, completed an asset acquisition on January 15, 2014, of the following domain names which provide web-based tax extension services:  www.taxextension.com, www.taxextensions.com, and www.onlinetaxextension.com, for an aggregate purchase price of $450,000.

Banks.com is an action-oriented resource for users searching for relevant news and information on financial institutions and products.  Users are able to compare rates and take action on financial products, such as mortgages and savings accounts.

US Tax Center at www.irs.com offers information about U.S. Tax matters while providing access to tax related information and services.

FileLater.com and TaxExtension.com are ecommerce businesses that assist taxpayers with filing official business and personal tax extensions with the IRS through an online platform.

MyStockFund.com offers fractional share investing and a dollar cost averaging brokerage product to investors seeking to build a diversified portfolio in stocks, index funds and bond funds without incurring the high fees and trading costs of traditional brokerage firms.

In 2014 the Company plans to further develop the tax extension sites and re-launch the personal finance vertical with additional rich content that will focus on attracting the 18-to-34 year old demographic.

Young Adult Life

The Company entered the young adult lifestyle vertical in March 2013 with the acquisition of Pop Factory, the owner and operator of Bikini.com.  We developed and re-launched the brand and website as an aspirational beach lifestyle destination for 18-to-34 year old women featuring original editorial content covering the latest in fashion, beauty, travel, and health and fitness trends.  In November 2013, the Company added retail ecommerce to the site, with the introduction of a swimwear and accessories boutique selling a carefully curated collection with the latest in must have seasonal trends.  In April 2014, the Company launched Bikini.com’s mobile application.  The App offers the same content found on the website, with a unique and dynamic mobile design, compatible across multiple devices.

In 2014, the Company will continue to identify acquisition opportunities capable of bringing synergies to the young adult lifestyle vertical.  Additionally, the Company will broaden its consumer base by diversifying its retail merchandising strategies to include men’s softlines.

Sports

The Company entered the digital sports vertical in September 2013, signing an agreement with PPTV whereby Remark Media is the exclusive content partner for China’s first streaming video Boxing Channel.  PPTV owns and operates a leading streaming video platform in the Chinese market, with over 300 million downloads and in excess of 36 million daily active users.

In October 2013, the Company signed an agreement with Venetian Cotai Limited whereby Remark Media was appointed the official digital distributor in China, Taiwan, Hong Kong, Macao, and South Korea of the live internet broadcast of the “Clash in Cotai” boxing event featuring Pacquiao vs. Rios. Co-promoted by Venetian Cotai and Top Rank, the event occurred in Macau, China on November 23, 2013.  Remark Media provided digital and social media, marketing, streaming operations, and established brand partners and sponsors for the event.  Indicative of the success of the event, total viewership of the event’s live stream was in excess of five times the U.S. pay-per-view audience.  Since “Clash in Cotai”, the Boxing Channel’s inaugural event, through April 2014, monthly video views have grown from zero to 4.5 million.  The Company plans to take advantage of the critical mass of viewership demand by delivering additional premium boxing content in the digital sports vertical.

The Company has continued to leverage its success in driving traffic to the Boxing Channel by developing and acquiring additional rich media opportunities.  The Company’s strategy is to provide original sports and entertainment content to the evolving Chinese media market through its longstanding business partnerships in Asia and, more specifically, in China.  In April 2014, the Company executed a license agreement to digitally distribute the film “China Heavyweight”, a Sundance Film Festival invitee and Golden Horse award-winner, in China and Macau.

The Company intends to globally expand its sports vertical.  It is presently negotiating a proposed acquisition of Bombo Sports & Entertainment, LLC (“BSE”).  BSE is a sports documentary and film company with a library of over 95 original films.    As part of these negotiations, the Company and BSE entered into a Loan Agreement on February 11, 2014, whereby the Company loaned BSE $1 million (the “BSE Loan Agreement”).  On April 16, 2014, the Company and BSE entered into an amendment to the BSE Loan Agreement, pursuant to which the Company increased the amount of the loan to up to $1.35 million, of which $1.2 million already had been loaned to BSE.  The terms of the loan are further discussed in Note 3 to the unaudited condensed consolidated financial statements, Note Receivable from Bombo Sports & Entertainment, LLC.  The Company and BSE have not entered into any binding agreements with respect to such transaction and the Company cannot provide any assurances that it will complete such transaction.

Travel

On May 2, 2014, the Company entered into an Agreement and Plan of Merger, dated as of May 2, 2014 (the “Merger Agreement”), with Roomlia, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Hotelmobi, Inc. (“Hotelmobi”), a company engaged in the business of developing, owning and operating mobile hotel booking applications.  Pursuant to the Merger Agreement, Hotelmobi merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of the Company.  The terms of the Merger Agreement are discussed in Note 11 to the unaudited condensed consolidated financial statements, Subsequent Events.

Hotelmobi plans to launch its widely anticipated “Roomlia” hotel booking application domestically in the third quarter of 2014.  An Asia-based launch is currently planned for the first half of 2015.

Results of Operations

The following table sets forth our operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Operating revenue
Brands	$659,944	$208,167

Operating expenses
Sales and marketing	75,273	12,356
Content, technology and development	72,180	83,096
General and administrative	3,918,833	814,854
Depreciation and amortization expense	134,098	84,039
Total operating expenses	4,200,384	994,345

Operating loss	(3,540,440)	(786,178)

Other income (expense)
Interest expense	(93,268)	(44,355)
Gain (Loss) on change in fair value of derivative liability	(128,607)	17,242
Other income (expense)	114	(157)
Total other income (expense)	(221,761)	(27,270)

Loss before loss from equity-method investments	(3,762,201)	(813,448)

Proportional share in loss of equity-method investment	-	(222,707)

Loss before income taxes	(3,762,201)	(1,036,155)

Income tax expense	-	-

Net loss	$(3,762,201)	$(1,036,155)

Net loss per share
Net loss per share, basic and diluted	$(0.48)	$(0.15)

Basic and diluted weighted average shares outstanding	7,870,431	7,125,215

Comprehensive loss
Net loss	$(3,762,201)	$(1,036,155)
Cumulative foreign currency translation adjustments	(1,250)	(3,960)

Total comprehensive loss	$(3,763,451)	$(1,040,115)

Revenue

Total revenue for the three months ended March 31, 2014 was approximately $0.6 million, an increase of approximately $0.4 million from the same period in 2013. The increase from the prior year’s period relates primarily to revenues generated from the purchase of tax extension services through the Company’s personal finance websites.

Sales and Marketing

Sales and marketing expenses were approximately $75 thousand and $12 thousand in the three months ended March 31, 2014 and 2013, respectively. The increase relates primarily to marketing efforts to drive traffic to the Company’s websites.

Content, technology and development

Content, technology and development expenses include the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs of designing and developing our products, including labor, content and third party platform support services.  For the three months ended March 31, 2014 and 2013, the expense was approximately $72 thousand and $83 thousand, respectively.

General and Administrative Expenses

Total general and administrative expense was approximately $3.9 million and $0.8 million in the three months ended March 31, 2014 and 2013, respectively. The increase primarily relates to stock-based compensation issued to our Chief Executive Officer and the modification of equity awards issued to both employees and directors in 2014.

Depreciation and Amortization

Depreciation and amortization expense was approximately $134 thousand and $84 thousand for the three months ended March 31, 2014 and 2013, respectively.  The increase relates to the amortization of assets acquired in the Pop Factory acquisition.

Interest Expense

Interest expense for the three months ended March 31, 2014 and 2013 was approximately $93 thousand and $44 thousand, respectively.  The increase in interest expense is due to the additional debt funding on both November 13, 2013 and January 29, 2014.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability for the three months ended March 31, 2014 and 2013 was a loss of $0.1 million and a gain of $0.1 million, respectively. The decrease relates to the increased probability of an anti-dilutive event occurring subsequent to quarter end.

Loss from Equity-Method Investments and Change of Interest Gain

We accounted for our investment in Sharecare under the equity method of accounting through November 2012.  In December 2012, the Company changed to the cost method of accounting.  Under the equity method, for the three months ended March 31, 2013, we did not record any gain or loss resulting from the change in interest ownership in Sharecare.  In the first quarter of 2013, the Company recorded a $0.2 million change in the estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012.

Critical Accounting Policies

A description of our significant accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2013 Form 10-K. There were no material changes to those policies during the three months ended March 31, 2014.

Recent Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

Liquidity and Capital Resources

As of March 31, 2014, the Company’s total cash and cash equivalents balance was approximately $1.4 million.

The Company has incurred net losses and generated negative cash flow from operations in the three months ended March 31, 2014 and in each fiscal year since its inception and has an accumulated deficit of $115.5 million as of March 31, 2014. The Company’s revenues were $0.7 million for the three months ended March 31, 2014 generated principally from owning and operating its own digital media properties.  The Company’s primary focus has been organically building and strategically acquiring wholly-owned digital media properties.

On January 29, 2014 (the “January 2014 Note”), November 14, 2013 (the “November 2013 Note”), April 2, 2013 (the “April 2013 Note”), and November 23, 2012 (the “November 2012 Note”), the Company issued Senior Secured Convertible Promissory Notes to Digipac, LLC (“Digipac”), of which Kai-Shing Tao, the Company’s Chairman of the Board and Chief Executive Officer, is the manager and a member, and Douglas Osrow, the Company’s Chief Financial Officer, is a member, in the original principal amounts of $3,500,000, $2,500,000, $4,000,000 and $1,800,000, respectively, in exchange for cash equal to the respective original principal amounts.  The January 2014 Note, November 2013 Note, April 2013 Note and November 2012 Note are collectively referred to herein as the “Digipac Notes”.

The January 2014 Note and November 2013 Note bear interest at a rate of 6.67% per annum for the first year and 8.67% per annum thereafter, with interest payable quarterly and all unpaid principal and any accrued but unpaid interest due and payable on the second anniversary of issuance.  At any time, Digipac may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into shares of common stock at a conversion price of $5.03 per share for the January 2014 Note and $3.75 per share for the November 2013 Note.  The Company also may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into common stock at the applicable conversion price if the volume weighted average price of the common stock is equal to at least 150% of the applicable conversion price for at least 30 of the 40 trading days immediately prior to the date of the Company’s election.  Such notes also provide that the Company and Digipac will negotiate and enter into a registration rights agreement providing Digipac with demand and piggyback registration rights with respect to the shares of common stock underlying such notes.  As of March 31, 2014, the Company had not entered into any such registration rights agreement.  The Company may prepay all or a portion of such notes at any time upon at least 15 days’ prior written notice to Digipac.

The April 2013 Note bore interest at a rate of 6.67% per annum for the first year and 8.67% per annum thereafter, and the November 2012 Note bore interest at a rate of 6.67% per annum.  The outstanding principal amount and accrued but unpaid interest under the April 2013 Note and the November 2012 Note were convertible into common stock at a conversion price of $2.00 per share for the April 2013 Note and $1.30 per share for the November 2012 Note.  On November 12, 2013, Digipac converted the $4,000,000 principal amount and $164,466 accrued but unpaid interest outstanding under the April 2013 Note into 2,082,233 shares of common stock, and converted the $1,800,000 principal amount and $116,771 accrued but unpaid interest outstanding under the November 2012 Note into 1,474,439 shares of common stock.

In connection with the issuance of the November 2012 Note, the Company and Digipac entered into a Security Agreement dated as of November 23, 2012 (the “Security Agreement”) to secure the Company’s obligations under such note.  The Security Agreement provides that the Company’s obligations are secured by all assets of the Company other than the shares of common stock of Sharecare, Inc. owned by the Company.  The Company and Digipac subsequently entered into amendments to the Security Agreement in connection with the issuances of the April 2013 Note, the November 2013 Note and the January 2014 Note to include the Company’s obligations under such notes as obligations secured by the Security Agreement.

On January 15, 2014, the Company’s wholly owned subsidiary, Banks.com, completed an asset acquisition of the following domain names which provide web-based tax extension services: www.taxextension.com, www.taxextensions.com, and www.onlinetaxextension.com, for an aggregate purchase price of $450,000.

On February 11, 2014, the Company and BSE entered into the BSE Loan Agreement pursuant to which the Company loaned BSE $1 million. On April 16, 2014, the Company and BSE entered into an amendment to the BSE Loan Agreement, pursuant to which the Company increased the amount of the loan to up to $1.35 million, of which $1.2 million already had been loaned to BSE. The outstanding principal balance of the loan bears interest at 5% per annum, with principal and interest due and payable 10 days after the delivery of the written demand to BSE. If the loan is not paid in full at the end of the 10 day period, the outstanding principal will bear interest at 12% per annum until paid in full. BSE may prepay all or any portion of the loan at any time without premium or penalty.

BSE’s obligations under the BSE Loan Agreement are secured by (i) a membership interest pledge agreement pursuant to which Robert S. Potter, the manager and owner of 86% membership interest in BSE, pledged to the Company all of his right, title, and interest in and to such membership interest and (ii) a pledge by BSE to the Company of all BSE’s assets.

The interest income on the loan was approximately $0.1 million and is recorded in the condensed consolidated statement of operations.

Based on the most recent cash flow projections, the Company believes it has sufficient existing cash and cash equivalents and cash resources as of May 15, 2014 to provide sufficient funds through December 31, 2014. Projecting operating results, however, is inherently uncertain as anticipated expenses may exceed what has been forecast.

The table below summarizes the change in our statement of cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Cash flows
Used in operating activities	$(1,709,842)	$(737,844)
Used in investing activities	(1,603,728)	(2,362,090)
Provided by financing activities	3,467,819	3,472,277
Net change in cash and cash equivalents	154,249	372,342
Impact of currency translation on cash	(1,250)	-
Cash and cash equivalents at beginning of year	1,260,723	1,355,332
Cash and cash equivalents at end of period	$1,413,722	$1,727,674

Noncash financing and investing activities	-	-

Cash flows from operations

Our net cash used in operating activities during the three months ended March 31, 2014 was $1.7 million, an increase of $1.0 million compared to the same period in the prior year due to a substantial increase in general and administrative expenses related to the acquisitions of Tax Extension and Pop Factory, LLC (“Pop Factory”).  These acquisitions are further discussed in Note 5 to the unaudited condensed consolidated financial statements, Acquisitions.

Cash flows from investing activities

During the three months ended March 31, 2014, our net cash used in investing activities was approximately $1.6 million compared to $2.4 million for the same period in 2013.  The cash used in the three months ended March 31, 2013 consisted primarily of the acquisition of Pop Factory.

Cash flows from financing activities

For the three months ended March 31, 2014, the net cash provided by financing activities consists of the cash proceeds of $3.5 million provided by the sale of a Senior Secured Convertible Promissory Note in the original principal amount of $3,500,000 to Digipac, LLC on January 29, 2014.  This note is further discussed in Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables.  At March 31, 2014, less than 1% of our cash was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars, with nearly 100% of our cash denominated in U.S. Dollars.  The majority of our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

We do not use financial instruments to hedge our foreign exchange exposure because the effects of the foreign exchange rate fluctuations are not currently significant. We do not use financial instruments for trading purposes. We do not use any derivative financial instruments to mitigate any of our currency risks.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during our fiscal quarter ended March 31, 2014, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit
Number	Description of Document
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase

_________________________

*Filed herewith.

**These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMARK MEDIA, INC.

Date: May 15, 2014	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase

_________________________

*Filed herewith.

**These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.