Form 10-Q
period 2014-06-30
Remark Media, Inc.
filed 2014-08-14
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Yes ☐  No ☒
As of August 13, 2014, the registrant had 12,215,300 shares of common stock outstanding.

REMARK MEDIA, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REMARK MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$2,339,765	$1,260,723
Trade accounts receivable, net	30,188	100,583
Notes receivable	1,350,000	—
Prepaid expenses and other current assets	383,921	358,264
Held for sale - assets, net of impairment charge of $268,215	18,146	—
Total current assets	4,122,020	1,719,570

Property and equipment, net	260,345	213,192
Investment in unconsolidated affiliate	229,929	229,929
Licenses to operate in China	100,000	100,000
Intangibles assets, net	6,749,765	3,502,411
Goodwill	5,293,387	1,823,048
Other long-term assets	133,605	133,605
Total assets	$16,889,051	$7,721,755

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$354,846	$1,025,738
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	738,856	731,578
Derivative liability	1,548,686	769,284
Current portion of capital lease obligations	146,787	177,452
Held for sale - liabilities	8,274	—
Total current liabilities	2,883,194	2,789,797

Long-term liabilities
Deferred tax liabilities	25,000	25,000
Capital lease obligations, less current portion	82,018	151,029
Long-term debt with related party	5,972,457	2,500,000
Total liabilities	8,962,669	5,465,826

Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 12,199,089 and 10,979,372 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	12,199	10,979
Additional paid-in-capital	128,704,758	114,025,752
Accumulated other comprehensive income (loss)	47,262	(3,343)
Accumulated deficit	(120,837,837)	(111,777,459)
Total stockholders’ equity	7,926,382	2,255,929
Total liabilities and stockholders’ equity	$16,889,051	$7,721,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMARK MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenue
Brands	$766,121	$663,163	$1,426,065	$871,328

Operating expenses
Sales and marketing	33,173	186,727	108,446	187,420
Content, technology and development	236,329	208,439	308,509	337,911
Stock-based compensation	2,678,003	242,494	5,021,396	368,448
General and administrative	1,941,551	1,739,260	3,516,991	2,393,666
Impairment of assets held for sale	268,215	—	268,215	—
Depreciation and amortization expense	164,527	122,952	298,625	206,989
Total operating expenses	5,321,798	2,499,872	9,522,182	3,494,434

Operating loss	(4,555,677)	(1,836,709)	(8,096,117)	(2,623,106)

Other income (expense)
Interest expense	(113,127)	(113,191)	(206,395)	(157,545)
Loss on change in fair value of derivative liability	(650,796)	(218,361)	(779,403)	(201,119)
Other income (expense)	21,424	152	21,538	(5)
Total other income (expense)	(742,499)	(331,400)	(964,260)	(358,669)

Loss before loss from equity-method investments	(5,298,176)	(2,168,109)	(9,060,377)	(2,981,775)

Proportional share in loss of equity-method investment	—	—	—	(222,707)

Loss before income taxes	(5,298,176)	(2,168,109)	(9,060,377)	(3,204,482)

Income tax expense	—	—	—	—

Net loss	$(5,298,176)	$(2,168,109)	$(9,060,377)	$(3,204,482)

Net loss per share
Net loss per share, basic and diluted	$(0.65)	$(0.30)	$(1.11)	$(0.45)

Basic and diluted weighted average shares outstanding	8,128,734	7,193,632	8,128,734	7,193,632

Comprehensive loss
Net loss	$(5,298,176)	$(2,168,109)	$(9,060,377)	$(3,204,482)
Foreign currency translation adjustments	51,854	(2,434)	50,605	(6,394)

Total comprehensive loss	$(5,246,322)	$(2,170,543)	$(9,009,772)	$(3,210,876)

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net cash used in operating activities	$(3,325,331)	$(1,054,324)
Cash used in operating activities	(3,325,331)	(1,054,324)

Cash flows from investing activities:
Purchases of property, equipment and software	(95,107)	(10,335)
Cash paid for acquisition, net of cash acquired	(178,511)	(2,375,000)
Cash paid for asset acquisition	(450,000)	—
Loan issued to Bombo	(1,350,000)	—
Other long-term, net	—	(282,791)
Cash used in investing activities	(2,073,618)	(2,668,126)

Cash flows from financing activities:
Proceeds from issuance of debt	3,500,000	4,000,000
Proceeds from issuance of common stock	2,992,970	—
Payment of capital leases	(65,584)	(56,500)
Cash provided by financing activities	6,427,386	3,943,500

Net change in cash and cash equivalents	1,028,437	221,049
Impact of foreign currency translation on cash	50,605	—
Cash and cash equivalents at beginning of period	1,260,723	1,355,332
Cash and cash equivalents at end of period	$2,339,765	$1,576,381

Supplemental disclosure of cash flow information:
Other non-cash financing and investing activities:
Equity consideration for Hotelmobi, Inc. acquisition	$6,638,023	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Remark Media, Inc., a Delaware corporation (“Remark Media” or the “Company”), is a global digital media company focusing on the 18-to-34 year old demographic in primarily the United States and Asia. The Company is headquartered in Las Vegas, Nevada, with additional operations in Beijing, China and Sao Paulo, Brazil. Remark Media owns and operates digital media properties in a number of different content verticals. The Company's content verticals presently include: (i) its education vertical, encompassing the translated and localized additions of HowStuffWorks.com in China and Brazil; (ii) its personal finance vertical, encompassing Banks.com, US Tax Center at www.irs.com, FileLater.com, TaxExtension.com and TaxExtension.org; (iii) its young adult lifestyle vertical, including Bikini.com; (iv) its sports vertical, providing original sports and entertainment content; and (v) its travel vertical, including Roomlia, a mobile hotel booking application. Additionally, we aim to acquire, develop and launch other content, social and ecommerce websites focused on the 18-to-34 year old demographic, primarily in the United States and Asia.

Funding and Liquidity Considerations
As of June 30, 2014, the Company’s total cash and cash equivalents balance was approximately $2.3 million.

The Company has incurred net losses and generated negative cash flow from operations in the six months ended June 30, 2014 and in each fiscal year since its inception, and has an accumulated deficit of $120.8 million as of June 30, 2014. The Company’s revenues were $1.4 million for the six months ended June 30, 2014, generated principally from owning and operating its digital media properties.  The Company’s primary focus has been on organically building and strategically acquiring digital media properties.

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

The January 2014 Note and November 2013 Note bear interest at a rate of 6.67% per annum for the first year and 8.67% per annum thereafter, with interest payable quarterly and all unpaid principal and any accrued but unpaid interest due and payable on the second anniversary of issuance.  At any time, Digipac may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into shares of common stock at a conversion price of $5.03 per share for the January 2014 Note and $3.75 per share for the November 2013 Note.  The Company also may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into common stock at the applicable conversion price if the volume weighted average price of the common stock is equal to at least 150% of the applicable conversion price for at least 30 of the 40 trading days immediately prior to the date of the Company’s election.  Such notes also provide that the Company and Digipac will negotiate and enter into a registration rights agreement providing Digipac with demand and piggyback registration rights with respect to the shares of common stock underlying such notes.  As of June 30, 2014, the Company had not entered into any such registration rights agreement.  The Company may prepay all or a portion of such notes at any time upon at least 15 days’ prior written notice to Digipac.

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

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 11, 2014, the Company and Bombo Sports & Entertainment, LLC (“BSE”) entered into a Loan Agreement pursuant to which the Company loaned BSE $1 million (the “BSE Loan Agreement”). On April 16, 2014, the Company and BSE entered into an amendment to the BSE Loan Agreement, pursuant to which the Company increased the amount of the loan to up to $1.35 million. On April 16, 2014, April 21, 2014 and June 12, 2014, the Company loaned BSE an additional $0.05 million, $0.15 million and $0.15 million, respectively, bringing the outstanding principal balance to $1.35 million. The outstanding principal balance of the loan bears interest at 5% per annum, with principal and interest due and payable 10 days after the delivery of the written demand to BSE. If the loan is not paid in full at the end of the 10 day period, the outstanding principal will bear interest at 12% per annum until paid in full. BSE may prepay all or any portion of the loan at any time without premium or penalty. See Note 3 for additional information regarding the loan.

On May 2, 2014, the Company entered into an Agreement and Plan of Merger, dated as of May 2, 2014 (the “Merger Agreement”), between Roomlia, Inc., a wholly-owned subsidiary of the Company (“Merger Sub” or “Roomlia”), and Hotelmobi Inc. (“Hotelmobi”), a company engaged in the business of developing, owning and operating mobile hotel booking applications.  Pursuant to the Merger Agreement, Hotelmobi merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of the Company, referred to herein as the Merger.  As consideration for the Merger, the outstanding shares of Hotelmobi’s common stock were converted into the right to receive an aggregate of (i) 400,000 shares of the Company’s common stock, (ii) 100,000 shares of the Company’s common stock to be issued on the one year anniversary of the closing of the Merger, provided that the recipient is employed by the Company on such date or was terminated by the Company for any reason, (iii) warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $8.00 per share and (iv) warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $12.00 per share.  The warrants to purchase shares of the Company’s common stock issued to former Hotelmobi stockholders in the Merger (the “Roomlia Warrants”) vest 12.5% on the last day of each fiscal quarter beginning June 30, 2014, provided the recipient is employed by the Company on such date or has been terminated other than for Cause (as defined in the Merger Agreement).  The Roomlia Warrants expire on the fifth anniversary of their issuance.  Additionally, pursuant to the terms of the Merger Agreement, concurrently with the closing of the Merger, the Company paid Hotelmobi’s principal stockholders a total of $171,894 in cash in repayment of funds they loaned to Hotelmobi.

On June 16, 2014, the Company sold an aggregate of 470,000 shares of common stock to six accredited investors in a private placement in exchange for $2,820,000 in cash.  The selling price of $6.00 per share of common stock represented a five percent discount from the 30-day volume weighted average price.

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

Absent any acquisitions of new businesses or material increases in revenues from its existing customers, current revenue growth will not be sufficient to sustain the Company’s operations in the long term. As such, the Company will, in all likelihood, need to obtain additional equity or debt financing and/or divest of certain assets or businesses, none of which can be assured on commercially reasonable terms, if at all. In addition, any equity financing that might be obtained may dilute existing stockholders.  There is no certainty that the Company will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of the Company will be subject to the performance of the markets and the volatility of investor sentiment regarding macro and micro economic conditions. Any failure by the Company to successfully implement these plans would have a material adverse effect on the Company’s business, including the possible inability to continue operations.

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the Company's most recent cash flow projections, the Company believes it has sufficient existing cash and cash equivalents and cash resources as of the date of this report to meet its ongoing requirements through December 31, 2014. Projecting operating results, however, is inherently uncertain as anticipated expenses may exceed current forecasts.

Basis of Preparation

The accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Remark Media and its subsidiaries. Operating results for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2014.

All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.  On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, intangible assets, useful lives of property and equipment, stock-based compensation, equity-method investments, and income taxes, among other things.

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

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

assets.  Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, equipment, software, and definite-or indefinite-lived intangible assets.
Software Development Costs
The Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.2 million and $0.1 million, at June 30, 2014 and December 31, 2013, respectively, and are included in “Property, equipment and software” in the condensed consolidated balance sheets. Internally developed software and website development costs are being amortized utilizing the straight-line method over a period of three years, the expected period of the benefit. For the three months ended June 30, 2014 and 2013, the Company recorded approximately $11 thousand and $2 thousand of amortization expense, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded approximately $11 thousand and $4 thousand of amortization expense, respectively.

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

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such trigger events or changes in circumstances may include the following: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used; a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset; a significant adverse deterioration in the amount of revenue or cash flows the Company expects to generate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset; current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the three and six months ended June 30, 2014, the Company recorded a $0.3 million impairment loss related to the net carrying value of the intangible assets for its subsidiary MyStockFundSecurities, Inc. There was no impairment loss recorded in the three and six months ended June 30, 2013.

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of trade and domain names, customer relationships, acquired technology, a license, a non-compete agreement and other intangible assets with useful lives ranging from two years to 11 years and amortized using the straight-line method, except for the license, which has an indefinite life. For the three months ended June 30, 2014 and 2013, the Company recorded approximately $140 thousand and $110 thousand of amortization expense, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded approximately $270 thousand and $180 thousand of amortization expense, respectively.

Assets Held for Sale

The Company has early adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)" (together, "ASU 2014-08"), which change the requirements for reporting discontinued operations in accordance with Accounting Standards Codification ("ASC") Topic 205-20.  As a result of this update, beginning in this fiscal quarter, the Company will no longer classify individual properties that are either disposed of or are classified as held for sale as discontinued operations in the consolidated statements of operations if the removal, or anticipated removal, of the asset(s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.  ASU 2014-08 requires previously reported assets that qualified for discontinued operations reporting to continue to be reported in that manner.

In June 2014, the Company reached a decision to actively market for sale one of its wholly owned subsidiaries, MyStockFundSecurities, Inc., to better focus its resources on the Company's core strategy.  In accordance with ASC 360-10-45, the asset met all of the criteria to be classified as held for sale. As of June 30, 2014, held for sale assets were $18,146 and held for sale liabilities were $8,274. These assets are net of an impairment charge of $268,215. The assets and liabilities are comprised of cash, accounts receivable, prepaid assets and intangible assets, as well as accrued expenses and other current liabilities.  The Company expects to complete the sale in the third quarter of 2014.

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

Interest Income

Interest income earned by the Company on the note receivable is recognized under the accrual basis of accounting.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360),” which changes the requirements for reporting discontinued operations in ASC Subtopic 205-20. This pronouncement has been early adopted by the Company in the second quarter of 2014.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue From Contracts With Customers" ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company is currently reviewing the provisions of ASU 2014-09 but does not expect it to have a material effect on the Company's financial condition, results of operations or cash flows.

The Company has evaluated all other new ASUs issued by the FASB in 2014 and has concluded these updates do not have a material effect on the Company's condensed consolidated financial statements as of June 30, 2014.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carry forward Exists” (“ASU 2013-11”) which is part of ASC 740, Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and a net operating loss carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. Adoption of this ASU had no impact on the reported consolidated financial statements or results of operations.

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

Until November 30, 2012, the Company accounted for its equity interest in Sharecare under the equity method of accounting.  Under this method, the Company recorded its proportionate share of Sharecare’s net income or loss based on Sharecare’s financial results.  As of December 1, 2012, the Company moved to the cost method of accounting due to a lower percentage of ownership (10.8% as of December 31, 2012), nonparticipation in policy-making processes, and limited existence of technology dependency by Sharecare on the Company. As of June 30, 2014, the Company owned approximately 5.98% of Sharecare’s common stock and had representation on its Board of Directors.

The following table shows selected unaudited financial data of Sharecare including Remark Media’s proportional share of net loss in Sharecare as reported under the equity method for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2013, the Company recorded a $0.2 million change in its estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012, based on information that was finalized and provided to the Company subsequent to the issuance of its December 31, 2012 financial statements:

	Six Months Ended June 30,
	2014	2013
Revenues	$—	$—
Gross profit	—	—
Loss from operations	—	—
Net loss	—	—
Proportional share in loss of equity-method investment	$—	$(222,707)

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  NOTE RECEIVABLE FROM BOMBO SPORTS & ENTERTAINMENT, LLC

On February 11, 2014, the Company and Bombo Sports & Entertainment, LLC, or BSE,  entered into the BSE Loan Agreement pursuant to which the Company loaned BSE $1 million. On April 16, 2014, the Company and BSE entered into an amendment to the BSE Loan Agreement, pursuant to which the Company increased the amount of the loan to up to $1.35 million. On April 16, 2014, April 21, 2014 and June 12, 2014, the Company loaned BSE an additional $0.05 million, $0.15 million and $0.15 million, respectively, bringing the outstanding principal balance to $1.35 million. The outstanding principal balance of the loan bears interest at 5% per annum, with principal and interest due and payable 10 days after the delivery of the written demand to BSE. If the loan is not paid in full at the end of the 10 day period, the outstanding principal will bear interest at 12% per annum until it is paid in full. BSE may prepay all or any portion of the loan at any time without premium or penalty.

BSE’s obligations under the BSE Loan Agreement are secured by (i) a membership interest pledge agreement pursuant to which Robert S. Potter, the manager and owner of 86% membership interest in BSE, pledged to the Company all of his right, title, and interest in and to such membership interest and (ii) a pledge by BSE to the Company of all BSE’s assets.

The interest income on the loan was approximately $14,000 and $21,000 for the three and six months ended June 30, 2014 and is recorded in the condensed consolidated statements of operations.

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

Assumptions used in calculating the fair value of these warrants were noted as follows:

	June 30, 2014	December 31, 2013

Annual rate of quarterly dividend	0.00%	0.00%
Expected volatility	50% - 90%	100%
Risk free interest rate	0.08% - 0.94%	1.10%
Expected remaining term (in years)	0.66 - 3.16	1.16 - 3.66

In addition to the assumptions above, the Company takes into consideration whether or not it would participate in another round of equity financing and, if so, what the stock price would be for such a financing at that time.

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2014 and 2013, the fair value of liability classified warrants were as follows:

	June 30, 2014	December 31, 2013

Derivative liabilities	$1,548,686	$769,284

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

Balance at January 1, 2014	$769,284
Increase in fair value resulting in loss	779,402
Fair value at June 30, 2014	$1,548,686

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise or expiration of the warrants, at which time the liability will be reclassified to stockholders’ equity.

5. ACQUISITIONS

Hotelmobi

On May 2, 2014, the Company acquired Hotelmobi for total cash and equity consideration of $6.8 million pursuant to the terms of the Merger Agreement, as described in detail in Note 1.

The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to the assets and liabilities based on their estimated fair values on the date of the acquisition.

Of the intangible assets acquired, $0.5 million relate to trade names and domain names and have an amortization period of 11 years, $0.4 million relate to acquired technology and have an amortization period of 5 years, and $2.4 million relate to client relationships and have an amortization period of 10 years.

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the final allocation of the purchase price over the identifiable assets and assumed liabilities on May 2, 2014.

Consideration
Cash	$171,894
Equity consideration (see Note 1)	6,638,023
Total consideration	$6,809,917

Acquisition-related costs	$95,275

Tangible assets
Current assets	$1,500
Total tangible assets	1,500

Intangible assets
Trade names and domain names	470,100
Acquired technology	435,500
Client relationships	2,433,400
Total intangible assets	3,339,000

Accounts payable	(922)
Total identifiable net assets	3,339,578
Goodwill	3,470,339
Total purchase price	$6,809,917

Tax Extension

On January 15, 2014, the Company’s wholly owned subsidiary, Banks.com, completed an asset acquisition of the following domain names which provide web-based tax extension services: www.taxextension.com, www.taxextensions.com, and www.onlinetaxextension.com, for an aggregate purchase price of $450,000. The domains were recorded at cost and amortized over their useful life. The Company recorded approximately $19 thousand and $10 thousand in amortization for the six and three months ended June 30, 2014.

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

The table below reflects a summary of the unaudited pro forma results of operations for the three and six months ended June 30, 2014 and 2013, as if Remark Media, Hotelmobi and Pop Factory were combined as of January 1, 2013.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited Pro Forma Results of Operations		Unaudited Pro Forma Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$766,121	$699,850	$1,426,065	$908,015
Operating Loss	(4,603,010)	(1,935,584)	(8,232,972)	(2,794,078)
Net Loss	$(5,335,509)	$(2,266,127)	$(9,197,232)	$(3,374,597)

6. CAPITAL LEASES

On December 7, 2010, Banks.com entered into a sale-leaseback arrangement with Domain Capital, LLC (“Domain Capital”) consisting of an agreement to assign the domain name, banks.com, to Domain Capital in exchange for $0.6 million in cash and a lease agreement to lease back the domain name from Domain Capital for a five year term. The lease provides for a bargain purchase option at the end of its term, effectively transferring ownership back to Banks.com. Effective June 28, 2012, Banks.com became a wholly-owned subsidiary of Remark Media and pursuant to that certain Agreement and Plan of Merger among the Company, Remark Florida, Inc. and Banks.com dated February 26, 2012, Remark Media assumed all its outstanding liabilities. As of June 30, 2014, total obligations under this agreement were $0.2 million, $0.1 million of which is included under the current portion of capital lease obligations and the remainder is included under capital lease obligations, net of current portion on the Company’s condensed consolidated balance sheet at June 30, 2014. The following table represents the approximate future minimum capital lease payments due under this agreement as of June 30, 2014:

Capital Lease
Commitments

June through December 31, 2014	$85,644
2015	171,287
Total commitments	256,931
Interest on capital leases	(28,126)
Present value of minimum capital lease payments	$228,805

7. COMMITMENTS AND CONTINGENCIES

The Company has entered into operating leases for office space.  The lease agreement associated with its headquarters required a security deposit and included an allowance, which was used against leasehold improvements. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was approximately $113 thousand and $266 thousand for the six months ended June 30, 2014 and 2013, respectively, and approximately $57 thousand and $177 thousand for three months ended June 30, 2014 and 2013, respectively.

The following table represents the approximate future minimum lease payments at June 30, 2014 due under non-cancellable operating lease agreements with terms in excess of a year:

Operating Lease
Commitments

2014	$120,000
2015	240,000
2016	40,000
Total commitments	$400,000

On May 1, 2013, Remark Media entered into a sublease for its Concourse Six office space through the remainder of the lease term giving cause to an abandonment of lease analysis. Following the exit of the lease, Remark Media recognized an early

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On the cease use date, the Company recorded an early termination expense of approximately $16 thousand, which was adjusted for the remaining deferred rent, use of security deposits, and future sublease income. These fees were included in the general and administrative expenses in the consolidated statement of operations and comprehensive loss. In June 2014, The Company recorded a reduction to the early termination liability of approximately $93 thousand to reflect the remaining rent due net of sublease rental income. This adjustment was included in general and administrative expenses in the consolidated statement of operations and comprehensive loss. The early termination liability has been reduced by approximately $131 thousand during the six months ended June 30, 2014.

On December 31, 2013, the Company entered into a Lease Termination Agreement with the landlord of its Concourse Five office space, waiving all rights to apply unpaid leasehold improvements. The termination penalty for abandoning the Concourse Five office space was $0.1 million, which was recorded as an expense and included in general and administrative expenses in the consolidated statement of operations and comprehensive loss. The early termination liability was extinguished as of March 31, 2014.

The following depicts the remaining accrual balances for these early termination costs:

	Accrual at			Accrual at
	December 31, 2013	Charges or Reversals	Costs paid or Settled	June 30, 2014
Lease termination, facility closure and other costs of Concourse 6	$277,747	$(92,843)	$(37,736)	$147,168
Lease termination, adjusted for escalating rents, leasehold improvements, and security deposits for Concourse 5	82,500	—	(82,500)	—
Total	$360,247	$(92,843)	$(120,236)	$147,168

The early termination liability of $0.1 million is recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

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

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

Net Loss per Share

The following is a reconciliation of the numerators and denominators of the Company’s basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loss per share:
Net loss	$(5,298,176)	$(2,168,109)	$(9,060,377)	$(3,204,482)

Weighted average shares outstanding	8,128,734	7,193,632	8,128,734	7,193,632

Net loss per share, basic and diluted	$(0.65)	$(0.30)	$(1.11)	$(0.45)

Common shares and dilutive securities:
Weighted average shares outstanding	8,128,734	7,193,632	8,128,734	7,193,632
Dilutive securities	—	—	—	—

Total common shares and dilutive securities	8,128,734	7,193,632	8,128,734	7,193,632

The number of anti-dilutive shares excluded from the calculation above was 3,406,401 and 2,801,919 for the six months ended June 30, 2014 and 2013, respectively.

Stock-Based Compensation

Remark Media has authorization to issue 800,000 shares under its 2006 Equity Incentive Plan adopted April 13, 2006 (the “2006 Plan”), 525,000 shares under its 2010 Equity Incentive Plan adopted June 15, 2010, and modified on December 30, 2011 (the “2010 Plan”) and 1,500,000 shares under its 2014 Incentive Plan adopted February 17, 2014 (the “2014 Plan”), to help attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the 2006 Plan, 2010 Plan and 2014 Plan have been granted to the Company’s officers and employees with an exercise price equal to or greater than the fair market value of the underlying shares on the date of grant.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award, and recognizes it as an expense over the requisite service period.  Stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively, was $5.0 million and $0.4 million and for the three months ended June 30, 2014 and 2013 was $2.7 million and $0.2 million, respectively.  An expense of $0.7 million was included in stock compensation expense for the six months ended June 30, 2014 related to modifying the vesting terms of 210,000 stock option grants and 170,000 restricted shares from 3-to-5 years to a 1 year vesting period in the first quarter of 2014. As of June 30, 2014, unrecognized compensation expense relating to non-vested stock options approximated $3.5 million, and is expected to be recognized through 2017.

In February 2014, Remark Media granted 275,000 restricted shares at a per share price of $6.10 to Pacific Star Capital Management, LP, an entity controlled by Kai-Shing Tao, the Company’s Chairman  of the Board and Chief Executive Officer, as compensation for providing Mr. Tao’s services as the Company’s Chief Executive Officer from September 2012 to December 2013.  The grant date fair value of these restricted shares was approximately $1.7 million and was recognized as compensation expense during the quarter ended March 31, 2014.  During the six months ended June 30, 2014, Remark Media granted 1,257,250 options at an exercise price of $6.30 per share to employees and directors. The grant date fair value of options vesting during the six months ended June 30, 2014 and 2013 was $2.8 million and $0.5 million, respectively. During the six months ended June 30, 2014, former employees exercised 73,574 stock options with various grant dates for total cash consideration of $0.2 million.

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2014, the Company had additional outstanding warrants to acquire 30,000 shares of common stock with exercise prices ranging from $35.00 to $98.90, expiring through 2017.

9.  RELATED PARTY TRANSACTIONS

As discussed in detail in Note 1, the Company has outstanding the November 2013 Note and the January 2014 Note issued to Digipac in the aggregate principal amount of $6.0 million.  Kai-Shing Tao, the Company’s Chairman of the Board and Chief Executive Officer, is the manager and a member, and Douglas Osrow, the Company’s Chief Financial Officer, is a member, of Digipac.

The future maturity schedule of these notes as of June 30, 2014 is as follows:

Year ending December 31,
2014	$—
2015	2,500,000
2016	3,500,000

The November 2013 Note and the January 2014 Note mature on November 14, 2015 and January 29, 2016, respectively.

The Company determined that the January 2014 Note contained an embedded beneficial conversion feature as the January 2014 Note is convertible at a price per share of common stock equal to 99% of the closing stock price as of the effective date of the January 2014 Note. The value of the embedded conversion feature was calculated using the intrinsic method and the value at June 30, 2014 was approximately $35 thousand.

The Company recorded a debt discount of approximately $35 thousand, which will be amortized over the life of the January 2014 Note using the effective interest method. For the six months ended June 30, 2014, the Company amortized approximately $7 thousand of the debt discount as interest expense. The unamortized discount at June 30, 2014 was approximately $28 thousand.

The related party interest expense for the Digipac Notes was approximately $180 thousand and $130 thousand for the six months ended June 30, 2014 and 2013, respectively, and was approximately $100 thousand and $30 thousand for the three months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, Remark Media owned approximately 5.98% of the outstanding common stock of Sharecare.  Jeff Arnold, a former member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer and a significant stockholder of Sharecare.  Additionally, Discovery Communications, Inc., formerly the Company’s largest stockholder, is a significant stockholder of Sharecare.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included or incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014, as amended on April 7, 2014.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate.  Further, we do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

Business Overview and Recent Events

Remark Media, Inc. (“we”, “us”, “our”, “Remark Media” or the “Company”), is a global digital media company focusing on the 18-to-34 year old demographic in primarily the United States and Asia. We are headquartered in Las Vegas, Nevada, with additional operations in Beijing, China and Sao Paulo, Brazil. We own and operate digital media properties in a number of different content verticals. Our content verticals presently include: (i) our education vertical, encompassing the translated and localized additions of HowStuffWorks.com in China and Brazil; (ii) our personal finance vertical, encompassing Banks.com, US Tax Center at www.irs.com, FileLater.com, TaxExtension.com and, TaxExtension.org; (iii) our young adult lifestyle vertical, including Bikini.com; (iv) our sports vertical, providing original sports and entertainment content; and (v) our travel vertical, including Roomlia, a mobile hotel booking application.

For the duration of 2014, the Company intends to focus on the 18-to-34 year old demographic, investing in technology and product development to provide unique and dynamic digital media experiences across multiple verticals.

HowStuffWorks International

BoWenWang (www.bowenwang.cn) is a Chinese language portal that provides a broad array of engaging, informative content, covering everything from sports, entertainment, the arts, technology, and health. Published from Beijing since June 2008, BoWenWang is the exclusive digital publisher in China of translated and localized articles from Discovery Communications HowStuffWorks family of content.
ComoTudoFunciona (hsw.com.br) is a Brazilian portal designed to inform and engage on a vast array of subjects, ranging from cultural events, athletics, entertainment, science, technology, and travel. Published in Sao Paulo, the Portuguese-language site is the exclusive digital publisher in Brazil of translated and localized articles from Discovery Communications HowStuffWorks family of content.
Personal Finance

Banks.com is an action-oriented resource for users searching for relevant news and information on financial institutions and products. Users are able to compare rates and take action on financial products, such as mortgages and savings accounts.
US Tax Center at www.irs.com offers information about U.S. tax matters while providing access to tax related information and services.
FileLater.com and TaxExtenion.com are ecommerce businesses that assist taxpayers with filing official business and personal tax extensions with the Internal Revenue Service through an online platform.
Young Adult Life

Bikini.com is an aspirational beach lifestyle destination for 18-to-34 year old women featuring original editorial content covering the latest in fashion, beauty, travel, and health and fitness trends. In November 2013, the Company added retail ecommerce to the site, with the introduction of a swimwear and accessories boutique selling a carefully curated collection with the latest in must have seasonal trends. In April 2014, the Company launched Bikini.com’s mobile application, which offers the same content found on the website, with a unique and dynamic mobile design, compatible across multiple devices.
Sports

We seek to develop and acquire the rights to original sports and entertainment content for the evolving Chinese media market and the global market. In September 2013, we signed an agreement with PPTV, a leading streaming video platform in the Chinese market, to become the exclusive content partner for China’s first streaming video Boxing Channel. We currently are exploring additional acquisition opportunities in this area.
Travel

Our Hotelmobi subsidiary, which we acquired in May 2014, is engaged in the business of developing, owning and operating mobile hotel booking applications. Hotelmobi has recently launched during the second quarter of 2014 its “Roomlia” hotel booking application domestically. An Asia-based launch is currently planned for the first half of 2015.
Results of Operations
Revenue

Total revenue for the three months ended June 30, 2014 was $0.8 million, an increase of approximately $0.1 million from the same period in 2013. For the six months ended June 30, 2014 total revenue was $1.4 million, an increase of $0.5 million from the same period in 2013. The increase from the prior year’s period relates primarily to an increase in revenues generated from the purchase of tax extension services through the Company’s personal finance websites.

Sales and Marketing

Sales and marketing expenses were approximately $33 thousand and $187 thousand in the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, sales and marketing expenses were approximately $108 thousand and $187 thousand, respectively. The decrease in sales and marketing expenses relates primarily to a reduction in marketing costs.

Content, Technology and Development

Content, technology and development expenses include the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs of designing and developing our products, including labor, content and third party platform support services.  For the three months ended June 30, 2014 and 2013, the expense was approximately $236 thousand and $208 thousand, respectively.  For the six months ended June 30, 2014 and 2013, the expense was approximately $309 thousand and $338 thousand, respectively.

Stock-Based Compensation

Stock-based compensation expense was $2.7 million and $0.2 million in the three months ended June 30, 2014 and 2013, respectively, and $5.0 million and $0.4 million in the six months ended June 30, 2014 and 2013, respectively. The increase in the three month period reflects an expense of $0.7 million related to the modification of vesting terms for certain stock option grants and restricted shares, and $1.7 million for performance of past services. In February 2014, we granted 275,000 restricted shares at a per share price of $6.10 to Pacific Star Capital Management, LP, an entity controlled by Kai-Shing Tao, the Company’s Chairman of the Board and Chief Executive Officer, as compensation for providing Mr. Tao’s services as the Company’s Chief Executive Officer from September 2012 to December 2013. The additional increase in the six month period is driven by 1,257,250 options granted under the 2014 Incentive Plan to employees and directors during the first quarter of 2014. Stock- based compensation is further discussed in Note 8 to the unaudited condensed consolidated financial statements, Stockholders’ Equity and Net Loss Per Share.

General and Administrative Expenses

Total general and administrative expense was $1.9 million and $1.7 million in the three months ended June 30, 2014 and 2013, respectively, and was $3.5 million and $2.4 million in the six months ended June 30, 2014 and 2013, respectively. The increase primarily relates to higher salary and related payroll costs due to the hiring of new employees.

Depreciation and Amortization

Depreciation and amortization expense was approximately $165 thousand and $123 thousand for the three months ended June 30, 2014 and 2013, respectively, and was approximately $299 thousand and $207 thousand for the six months ended June 30, 2014 and 2013, respectively.  The increase primarily relates to the amortization of assets acquired in the Pop Factory and Roomlia acquisitions.

Interest Expense

Interest expense for both the three months ended June 30, 2014 and 2013 was approximately $113 thousand. Interest expense for the six months ended June 30, 2014 and 2013 was approximately $206 thousand and $158 thousand, respectively. The increase in interest expense is due to the conversion of the November 2012 Note and the April 2013 Note into common stock on November 12, 2013 and the issuance of the November 2013 Note on November 13, 2013 and the January 2014 Note on January 29, 2014.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability for the three months ended June 30, 2014 and 2013 was a loss of $0.7 million and $0.2 million, respectively, and a loss of $0.8 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. The increase in the loss relates to the increased fair value of the Company's outstanding warrants, driven by the increase in the Company's common stock price as of June 30, 2014.

Loss from Equity-Method Investments and Change of Interest Gain

We accounted for our investment in Sharecare under the equity method of accounting through November 2012.  In December 2012, the Company changed to the cost method of accounting.  Under the equity method, for the three and six months ended June 30, 2013, we did not record any gain or loss resulting from the change in interest ownership in Sharecare.  In the first quarter of 2013, the Company recorded a $0.2 million change in the estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012.

Critical Accounting Policies

A description of our significant accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2013 Form 10-K. There were no material changes to those policies during the six months ended June 30, 2014.

Recent Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

Liquidity and Capital Resources

As of June 30, 2014, the Company’s total cash and cash equivalents balance was approximately $2.3 million.

The Company has incurred net losses and generated negative cash flow from operations in the six months ended June 30, 2014 and in each fiscal year since its inception and has an accumulated deficit of $120.8 million as of June 30, 2014. The Company’s revenues were $1.4 million for the six months ended June 30, 2014, generated principally from owning and operating its digital media properties.  The Company’s primary focus has been organically building and strategically acquiring digital media properties.

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

The January 2014 Note and November 2013 Note bear interest at a rate of 6.67% per annum for the first year and 8.67% per annum thereafter, with interest payable quarterly and all unpaid principal and any accrued but unpaid interest due and payable on the second anniversary of issuance.  At any time, Digipac may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into shares of common stock at a conversion price of $5.03 per share for the January 2014 Note and $3.75 per share for the November 2013 Note.  The Company also may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into common stock at the applicable conversion price if the volume weighted average price of the common stock is equal to at least 150% of the applicable conversion price for at least 30 of the 40 trading days immediately prior to the date of the Company’s election.  Such notes also provide that the Company and Digipac will negotiate and enter into a registration rights agreement providing Digipac with demand and piggyback registration rights with respect to the shares of common stock underlying such notes.  As of June 30, 2014, the Company had not entered into any such registration rights agreement.  The Company may prepay all or a portion of such notes at any time upon at least 15 days’ prior written notice to Digipac.

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

On February 11, 2014, the Company and BSE entered into the BSE Loan Agreement pursuant to which the Company loaned BSE $1 million. On April 16, 2014, the Company and BSE entered into an amendment to the BSE Loan Agreement, pursuant to which the Company increased the amount of the loan to up to $1.35 million. On April 16, 2014, April 21, 2014 and June 12, 2014, the Company loaned BSE an additional $0.05 million, $0.15 million and $0.15 million, respectively, bringing the outstanding principal balance to $1.35 million. The outstanding principal balance of the loan bears interest at 5% per annum, with principal and interest due and payable 10 days after the delivery of the written demand to BSE. If the loan is not paid in full at the end of the 10 day period, the outstanding principal will bear interest at 12% per annum until paid in full. BSE may prepay all or any portion of the loan at any time without premium or penalty.

BSE’s obligations under the BSE Loan Agreement are secured by (i) a membership interest pledge agreement pursuant to which Robert S. Potter, the manager and owner of 86% membership interest in BSE, pledged to the Company all of his right, title, and interest in and to such membership interest and (ii) a pledge by BSE to the Company of all BSE’s assets.

The interest income on the loan was approximately $21 thousand and is recorded in the condensed consolidated statement of operations.

On June 16, 2014, the Company sold an aggregate of 470,000 shares of our common stock to six accredited investors in a private placement in exchange for $2,820,000 in cash.  The selling price of $6 per share of common stock represented a five percent discount from the 30-day volume weighted average price.

Based on the Company's most recent cash flow projections, the Company believes it has sufficient existing cash and cash equivalents and cash resources as of the date of this report to meet its ongoing requirements through December 31, 2014. Projecting operating results, however, is inherently uncertain as anticipated expenses may exceed what has been forecast.

Cash flows from operating activities

Net cash used in operating activities during the six months ended June 30, 2014 was $3.3 million. Our net loss during the period was $9.1 million, which included non-cash charges of $6.4 million such as depreciation, amortization, stock-based compensation, intangible asset impairment, and change in fair value of derivative liability. Stock based compensation accounted for $5.0 million of the $6.4 million non-cash charges. The remainder of cash used in operating activities was from changes in our working capital, driven by a $0.7 million decrease in accounts payable primarily due to timing of payments.
Net cash used in operating activities during the six months ended June 30, 2013 was $1.1 million. Our net loss during the period was $3.2 million, which included non-cash charges of $0.9 million such as depreciation, amortization, stock-based compensation, and certain gains and losses. The remainder of cash used in operating activities was from changes in our working capital of $1.0 million.
Cash flows from investing activities

Net cash used in investing activities during the six months ended June 30, 2014 was $2.1 million. Cash outflows from business acquisitions included $0.6 million related to the TaxExtension.com acquisition in the first quarter of 2014 and Hotelmobi acquisition in the second quarter of 2014. Cash outflows also included $0.1 million investment in our property, equipment and software, and $1.4 million loaned to BSE pursuant to the Loan Agreement. The Loan Agreement is further discussed in Note 3 to the unaudited condensed consolidated financial statements, Note Receivable from Bombo Sports & Entertainment, LLC.
Net cash used in investing activities during the six months ended June 30, 2013 was $2.7 million, primarily driven by the $2.4 million Pop Factory business acquisition in the first quarter of 2013.
Cash flows from financing activities

Net cash provided by financing activities was $6.4 million during the six months ended June 30, 2014. This includes $2.9 million cash proceeds from the issuance of common stock, including $2.8 million for shares issued in a private placement on June 16, 2014. An additional $3.5 million cash proceeds were provided by the sale of the January 2014 Note to Digipac on January 29, 2014. The January 2014 Note is further discussed in Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.
Net cash provided by financing activities during the six months ended June 30, 2013 was $3.9 million. This includes cash proceeds of $4.0 million from the sale of the April 2013 Note to Digipac on April 2, 2013. This was offset by $0.1 million of capital lease payments. The April 2013 Note is further discussed in Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.
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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables.  At June 30, 2014, less than 1% of our cash was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars, with nearly 100% of our cash denominated in U.S. Dollars.  The majority of our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during our fiscal quarter ended June 30, 2014, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 16, 2014, we sold an aggregate of 470,000 shares of our common stock to six accredited investors in a private placement in exchange for $2,820,000 in cash.  The selling price of $6.00 per share of common stock represented a five percent discount from the 30-day volume weighted average price.  The offer and sale of the shares in the private placement were made in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investors in purchase agreements we entered into with each investor.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger, dated as of May 2, 2014, by and among Remark Media, Inc., Roomlia, Inc. and Hotelmobi Inc.

4.1(1)	Form of Roomlia Warrants.

10.1(2)	Amendment to Loan Agreement, dated April 16, 2014, by and between Remark Media, Inc. and Bombo Sports & Entertainment, LLC.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
_________________________

(1) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014
(2) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2014
*Filed herewith.
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

REMARK MEDIA, INC.

August 14, 2014	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger, dated as of May 2, 2014, by and among Remark Media, Inc., Roomlia, Inc. and Hotelmobi Inc.

4.1(1)	Form of Roomlia Warrants.

10.1(2)	Amendment to Loan Agreement, dated April 16, 2014, by and between Remark Media, Inc. and Bombo Sports & Entertainment, LLC.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
_________________________

(1) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014
(2) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2014
*Filed herewith.
**These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.