Form 10-Q
period 2014-09-30
Remark Media, Inc.
filed 2014-11-14
CIK 1368365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Yes ☐  No ☒
As of November 13, 2014, the registrant had 12,539,755 shares of common stock outstanding.

REMARK MEDIA, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REMARK MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$218,980	$1,260,723
Trade accounts receivable, net	30,417	100,583
Notes receivable	1,350,000	—
Prepaid expenses and other current assets	175,075	358,264
Total current assets	1,774,472	1,719,570

Property and equipment, net	723,186	213,192
Investment in unconsolidated affiliate	1,029,763	229,929
Licenses to operate in China	100,000	100,000
Intangibles assets, net	6,618,078	3,502,411
Goodwill	5,293,387	1,823,048
Other long-term assets	93,605	133,605
Total assets	$15,632,491	$7,721,755

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$774,883	$1,025,738
Advances from shareholder	85,745	85,745
Accrued expenses and other current liabilities	912,243	731,578
Derivative liability	828,820	769,284
Current portion of capital lease obligations	152,360	177,452
Loan payable to related party	350,000	—
Total current liabilities	3,104,051	2,789,797

Long-term liabilities
Deferred tax liabilities	25,000	25,000
Capital lease obligations, less current portion	41,773	151,029
Long-term debt with related party	5,976,806	2,500,000
Total liabilities	9,147,630	5,465,826

Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 12,299,968 and 10,979,372 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	12,300	10,979
Additional paid-in-capital	131,020,286	114,025,752
Accumulated other comprehensive income (loss)	27,751	(3,343)
Accumulated deficit	(124,575,476)	(111,777,459)
Total stockholders’ equity	6,484,861	2,255,929
Total liabilities and stockholders’ equity	$15,632,491	$7,721,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

REMARK MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenue
Brands	$229,719	$133,703	$1,655,784	$1,066,312

Operating expenses
Sales and marketing	142,048	38,281	250,494	225,700
Content, technology and development	105,921	92,065	414,430	437,715
Stock-based compensation	1,586,589	37,195	6,607,985	405,643
General and administrative	2,299,210	866,433	5,816,201	3,257,943
Impairment of assets	—	—	268,215	—
Depreciation and amortization expense	229,899	121,282	528,524	350,531
Total operating expenses	4,363,667	1,155,256	13,885,849	4,677,532

Operating loss	(4,133,948)	(1,021,553)	(12,230,065)	(3,611,220)

Other income (expense)
Interest expense	(113,945)	(110,363)	(320,340)	(267,908)
Gain (loss) on change in fair value of derivative liability	490,826	(161,911)	(288,577)	(363,030)
Other income (expense)	19,427	(141)	40,965	(146)
Total other income (expense)	396,308	(272,415)	(567,952)	(631,084)

Loss before loss from equity-method investments	(3,737,640)	(1,293,968)	(12,798,017)	(4,242,304)

Proportional share in loss of equity-method investment	—	—	—	(222,707)

Loss before income taxes	(3,737,640)	(1,293,968)	(12,798,017)	(4,465,011)

Income tax expense	—	—	—	—

Net loss	$(3,737,640)	$(1,293,968)	$(12,798,017)	$(4,465,011)

Net loss per share
Net loss per share, basic and diluted	$(0.42)	$(0.18)	$(1.52)	$(0.62)

Basic and diluted weighted average shares outstanding	8,980,759	7,224,810	8,415,864	7,224,810

Comprehensive loss
Net loss	$(3,737,640)	$(1,293,968)	$(12,798,017)	$(4,465,011)
Foreign currency translation adjustments	(19,511)	(1,891)	31,093	(8,286)

Total comprehensive loss	$(3,757,151)	$(1,295,859)	$(12,766,924)	$(4,473,297)

The accompanying notes are an integral part of these condensed consolidated financial statements

REMARK MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net cash used in operating activities	$(4,857,922)	$(2,649,463)
Cash used in operating activities	(4,857,922)	(2,649,463)

Cash flows from investing activities:
Purchases of property, equipment and software	(611,237)	(120,135)
Cash paid for acquisition, net of cash acquired	(178,511)	(2,375,000)
Cash paid for asset acquisition	(450,000)	—
Cash paid for investment in unconsolidated affiliate	(799,834)	—
Loan issued to Bombo	(1,350,000)	—
Cash paid for distribution license	(68,043)	—
Other long-term, net	—	295,267
Cash used in investing activities	(3,457,625)	(2,199,868)

Cash flows from financing activities:
Proceeds from issuance of debt	3,850,000	4,000,000
Proceeds from issuance of common stock	3,492,967	—
Payment of capital leases	(100,256)	(89,930)
Cash provided by financing activities	7,242,711	3,910,070

Net change in cash and cash equivalents	(1,072,836)	(939,260)
Impact of foreign currency translation on cash	31,093	(783)
Cash and cash equivalents at beginning of period	1,260,723	1,355,332
Cash and cash equivalents at end of period	$218,980	$415,289

Supplemental disclosure of cash flow information:
Other non-cash financing and investing activities:
Equity consideration for Hotelmobi, Inc. acquisition	$6,638,023	$—
Exercise of warrants	$229,041	$—

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

Funding and Liquidity Considerations
As of September 30, 2014, the Company’s total cash and cash equivalents balance was approximately $219 thousand.

The Company has incurred net losses and generated negative cash flow from operations in the nine months ended September 30, 2014 and in each fiscal year since its inception, and has an accumulated deficit of $124.6 million as of September 30, 2014. The Company’s revenues were $1.7 million for the nine months ended September 30, 2014, generated principally from owning and operating its digital media properties.  The Company’s primary focus has been on organically building and strategically acquiring digital media properties.
On January 29, 2014 (the “January 2014 Note”), November 14, 2013 (the “November 2013 Note”), April 2, 2013 (the “April 2013 Note”), and November 23, 2012 (the “November 2012 Note”), the Company issued Senior Secured Convertible Promissory Notes to Digipac, LLC (“Digipac”), of which Kai-Shing Tao, the Company’s Chairman of the Board and Chief Executive Officer, is the manager and a member, and Douglas Osrow, the Company’s Chief Financial Officer, is a member, in the original principal amounts of $3.5 million, $2.5 million, $4.0 million and $1.8 million, respectively, in exchange for cash equal to the respective original principal amounts.  The January 2014 Note, November 2013 Note, April 2013 Note and November 2012 Note are collectively referred to herein as the “Digipac Convertible Notes”.

The January 2014 Note and November 2013 Note bear interest at a rate of 6.67% per annum for the first year and 8.67% per annum thereafter, with interest payable quarterly and all unpaid principal and any accrued but unpaid interest due and payable on the second anniversary of issuance.  At any time, Digipac may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into shares of common stock at a conversion price of $5.03 per share for the January 2014 Note and $3.75 per share for the November 2013 Note.  The Company also may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into common stock at the applicable conversion price if the volume weighted average price of the common stock is equal to at least 150% of the applicable conversion price for at least 30 of the 40 trading days immediately prior to the date of the Company’s election.  Such notes also provide that the Company and Digipac will negotiate and enter into a registration rights agreement providing Digipac with demand and piggyback registration rights with respect to the shares of common stock underlying such notes.  The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission ("SEC"), registering the resale of 1,420,497 shares of the Company's common stock issuable upon conversion of the January 2014 Note and the November 2013 Note, which was declared effective on August 26, 2014. The Company may prepay all or a portion of such notes at any time upon at least 15 days’ prior written notice to Digipac.

The April 2013 Note bore interest at a rate of 6.67% per annum for the first year and 8.67% per annum thereafter, and the November 2012 Note bore interest at a rate of 6.67% per annum.  The outstanding principal amount and accrued but unpaid interest under the April 2013 Note and the November 2012 Note were convertible into common stock at a conversion price of $2.00 per share for the April 2013 Note and $1.30 per share for the November 2012 Note.  On November 12, 2013, Digipac converted the $4.0 million principal amount and approximately $164 thousand accrued but unpaid interest outstanding under the April 2013 Note into 2,082,233 shares of common stock, and converted the $1.8 million principal amount and approximately $117 thousand accrued but unpaid interest outstanding under the November 2012 Note into 1,474,439 shares of common stock.

In connection with the issuance of the November 2012 Note, the Company and Digipac entered into a Security Agreement dated as of November 23, 2012 (the “Security Agreement”) to secure the Company’s obligations under such note.  The Security Agreement provides that the Company’s obligations are secured by all assets of the Company other than the shares of common

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

stock of Sharecare, Inc. owned by the Company.  The Company and Digipac subsequently entered into amendments to the Security Agreement in connection with the issuances of the April 2013 Note, the November 2013 Note and the January 2014 Note to include the Company’s obligations under such notes as obligations secured by the Security Agreement.

On September 11, 2014, Digipac loaned the Company $350 thousand, which loan is evidenced by a Demand Note dated as of the same date (the “Demand Note”). The Demand Note bears interest at a rate of 5.25% per annum, with all principal and interest due and payable within 10 days after the Company’s receipt of a written demand from Digipac. If the Demand Note is not paid in full at the end of the 10 day period, the outstanding principal will bear interest at a rate of 8.25% per annum until paid in full. The Company may prepay all or any portion of the Demand Note at any time without premium or penalty.
On January 15, 2014, the Company’s wholly owned subsidiary, Banks.com, completed an asset acquisition of the following domain names, which provide web-based tax extension services: www.taxextension.com, www.taxextensions.com, and www.onlinetaxextension.com, for an aggregate purchase price of $450 thousand.

On February 11, 2014, the Company and Bombo Sports & Entertainment, LLC (“BSE”) entered into a Loan Agreement pursuant to which the Company loaned BSE $1 million (the “BSE Loan Agreement”). On April 16, 2014, the Company and BSE entered into an amendment to the BSE Loan Agreement, pursuant to which the Company increased the amount of the loan to up to $1.35 million. On April 16, 2014, April 21, 2014 and June 12, 2014, the Company loaned BSE an additional $50 thousand, $150 thousand and $150 thousand, respectively, bringing the outstanding principal balance to $1.35 million. The outstanding principal balance of the loan bears interest at a rate of 5% per annum, with principal and interest due and payable within 10 days after the delivery of a written demand to BSE. If the loan is not paid in full at the end of the 10 day period, the outstanding principal will bear interest at a rate of 12% per annum until paid in full. BSE may prepay all or any portion of the loan at any time without premium or penalty. On September 12, 2014, the Company delivered a written demand for payment to BSE. As of the date of this report payment has not been received and the Company has commenced legal proceedings against BSE and its controlling owner to recover the amount owed. See Notes 3 and 10 for additional information regarding the loan and related legal proceedings.

On May 2, 2014, the Company entered into an Agreement and Plan of Merger, dated as of May 2, 2014 (the “Merger Agreement”), between Roomlia, Inc., a wholly-owned subsidiary of the Company (“Merger Sub” or “Roomlia”), and Hotelmobi Inc. (“Hotelmobi”), a company engaged in the business of developing, owning and operating mobile hotel booking applications.  Pursuant to the Merger Agreement, Hotelmobi merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of the Company, referred to herein as the Merger.  As consideration for the Merger, the outstanding shares of Hotelmobi’s common stock were converted into the right to receive an aggregate of (i) 400,000 shares of the Company’s common stock, (ii) 100,000 shares of the Company’s common stock to be issued on the one year anniversary of the closing of the Merger, provided that the recipient is employed by the Company on such date or was terminated by the Company for any reason, (iii) warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $8.00 per share and (iv) warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $12.00 per share.  The warrants to purchase shares of the Company’s common stock issued to former Hotelmobi stockholders in the Merger (the “Roomlia Warrants”) vest 12.5% on the last day of each fiscal quarter beginning June 30, 2014, provided the recipient is employed by the Company on such date or has been terminated other than for Cause (as defined in the Merger Agreement).  The Roomlia Warrants expire on the fifth anniversary of their issuance.  Additionally, pursuant to the terms of the Merger Agreement, concurrently with the closing of the Merger, the Company paid Hotelmobi’s principal stockholders a total of approximately $172 thousand in cash in repayment of funds they loaned to Hotelmobi.

On June 16, 2014, the Company sold an aggregate of 470,000 shares of common stock to six accredited investors in a private placement in exchange for $2.8 million in cash. On September 15, 2014 the Company sold 83,333 shares of common stock to an accredited investor in a private placement in exchange for $0.5 million in cash.

The Company intends to fund its future operations, particularly its young adult lifestyle and personal finance properties, through dynamic growth. Additionally, the Company is actively engaged in evaluating future acquisitions to provide revenue growth and assessing the sale of certain non-core assets to provide capital. Alternatively, the Company may consider selling minority interests in certain of its operating businesses.  The Company has implemented measures to reduce operating costs and will continue to evaluate other opportunities to streamline costs.

Absent any acquisitions of new businesses or material increases in revenues from its existing customers, current revenue growth will not be sufficient to sustain the Company’s operations in the long term. As such, the Company will, in all likelihood,

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Preparation

The accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Remark Media and its subsidiaries. Operating results for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2014.

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
Software Development Costs
The Company capitalizes qualifying costs of computer software and website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were approximately $175 thousand and $80 thousand, at September 30, 2014 and December 31, 2013, respectively, and are included in “Property, equipment and software” in the condensed consolidated balance sheets. Internally developed software and website development costs are being amortized utilizing the straight-line method over a period of three years, the expected period of the benefit. For the three months ended September 30, 2014 and 2013, the Company recorded approximately $16 thousand and $12 thousand of amortization expense, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded approximately $27 thousand and $16 thousand of amortization expense, respectively.

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

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such trigger events or changes in circumstances may include the following: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used; a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset; a significant adverse deterioration in the amount of revenue or cash flows the Company expects to generate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset; current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

performs impairment testing at the asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the nine months ended September 30, 2014, the Company recorded an impairment loss related to the net carrying value of the intangible assets for its subsidiary MyStockFundSecurities, Inc. of approximately $268 thousand. There was no impairment loss recorded in the three months ended September 30, 2014 or the three and nine months ended September 30, 2013.

Intangible Assets

Intangible assets consist of trade and domain names, customer relationships, acquired technology, a license, a non-compete agreement and other intangible assets with useful lives ranging from two years to 11 years and amortized using the straight-line method, except for the license, which has an indefinite life. For the three months ended September 30, 2014 and 2013, the Company recorded approximately $205 thousand and $100 thousand of amortization expense, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded approximately $475 thousand and $280 thousand of amortization expense, respectively.

Assets Formerly Held For Sale

The Company has early adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)" (together, "ASU 2014-08"), which change the requirements for reporting discontinued operations in accordance with Accounting Standards Codification ("ASC") Topic 205-20.  As a result of this update, beginning in the second quarter of 2014, the Company will no longer classify individual properties that are either disposed of or are classified as held for sale as discontinued operations in the consolidated statements of operations if the removal, or anticipated removal, of the asset(s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.  ASU 2014-08 requires previously reported assets that qualified for discontinued operations reporting to continue to be reported in that manner.

In June 2014, the Company reached a decision to actively market for sale one of its wholly owned subsidiaries, MyStockFundSecurities, Inc. (“MyStockFund”), excluding any current obligations owed to FOLIO fn, Inc (“FOLIO”), to better focus its resources on the Company's core strategy. In accordance with the terms and conditions of a Settlement Agreement dated April 11, 2013 between MyStockFund and FOLIO, MyStockFund is required to transfer all customer accounts to FOLIO. The transfer of customer accounts is expected to be completed by the end of the first quarter of 2015, at which time MyStockFund will be sold or dissolved after all remaining assets of the entity are sold and/or transferred to another subsidiary of the Company.  In accordance with ASC 360-10-45, the asset met all of the criteria to be classified as held for sale as of June 30, 2014. As of June 30, 2014, held for sale assets were approximately $18 thousand and held for sale liabilities were approximately $8 thousand. These assets are net of an impairment charge of approximately $268 thousand. The assets and liabilities are comprised of cash, accounts receivable, prepaid assets and intangible assets, as well as accrued expenses and other current liabilities.

Upon the initial designation as an asset held for sale, the Company recorded the carrying value of each asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceased recording depreciation. During the quarter ended September 30, 2014, the criteria for classifying the assets as held for sale were no longer met and the assets previously classified as held for sale were reclassified as held and used and measured individually at the lower of the following:

a.
the carrying amount before the asset was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used;

b.	the fair value at the date of the subsequent decision not to sell.

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)," which changes the requirements for reporting discontinued operations in ASC Subtopic 205-20. This pronouncement has been early adopted by the Company in the second quarter of 2014.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue From Contracts With Customers" ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company is currently reviewing the provisions of ASU 2014-09, but does not expect it to have a material effect on the Company's financial condition, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern" ("ASU 2014-15"), which outlines the Company’s responsibility for disclosure of uncertainties about an entity’s ability to continue as a going concern. The provisions state that the Company should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The Company is currently reviewing the provisions of ASU 2014-15, but does not expect it to have a material effect on the Company's financial condition, results of operations or cash flows.

The Company has evaluated all other new ASUs issued by the FASB in 2014 and has concluded these updates do not have a material effect on the Company's condensed consolidated financial statements as of September 30, 2014.

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

On July 3, 2014, the Company entered into a Stock Subscription Agreement with Sharecare to purchase 3,201 shares of Series B Preferred Stock and 7,420 Warrant Shares convertible to Common Stock at an exercise price of $.01 per share, for $0.8 million in cash. As of September 30, 2014, the Company owned approximately 8.18% of Sharecare’s stock and had representation on its Board of Directors.

The following table shows selected unaudited financial data of Sharecare including Remark Media’s proportional share of net loss in Sharecare as reported under the equity method for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2013, the Company recorded a $0.2 million change in its estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012, based on information that was finalized and provided to the Company subsequent to the issuance of its December 31, 2012 financial statements:

	Nine Months Ended September 30,
	2014	2013
Revenues	$—	$—
Gross profit	—	—
Loss from operations	—	—
Net loss	—	—
Proportional share in loss of equity-method investment	$—	$(222,707)

3.  NOTE RECEIVABLE FROM BOMBO SPORTS & ENTERTAINMENT, LLC

On February 11, 2014, the Company and Bombo Sports & Entertainment, LLC, or BSE, entered into the BSE Loan Agreement pursuant to which the Company loaned BSE $1 million. On April 16, 2014, the Company and BSE entered into an amendment to the BSE Loan Agreement, pursuant to which the Company increased the amount of the loan to up to $1.35 million. On April 16, 2014, April 21, 2014 and June 12, 2014, the Company loaned BSE an additional $50 thousand, $150 thousand and $150 thousand, respectively, bringing the outstanding principal balance to $1.35 million. The outstanding principal balance of the loan bears interest at 5% per annum, with principal and interest due and payable within 10 days after the delivery of a written demand to BSE. If the loan is not paid in full at the end of the 10 day period, the outstanding principal will bear interest at 12% per annum until it is paid in full. BSE may prepay all or any portion of the loan at any time without premium or penalty. On September 12, 2014, the Company delivered a written demand for payment to BSE. As of the date of this report payment has not been received and the Company has commenced legal proceedings against BSE and its controlling owner to recover the amount owed. See Note 10 for additional information regarding these legal proceedings.

BSE’s obligations under the BSE Loan Agreement are secured by (i) a membership interest pledge agreement pursuant to which Robert S. Potter, the manager and owner of 86% membership interest in BSE, pledged to the Company all of his right, title, and interest in and to such membership interest and (ii) a pledge by BSE to the Company of all BSE’s assets.

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interest income on the loan was approximately $19 thousand and $40 thousand for the three and nine months ended September 30, 2014 and is recorded in the condensed consolidated statements of operations.

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

Assumptions used in calculating the fair value of these warrants were noted as follows:

	September 30, 2014	December 31, 2013

Annual rate of quarterly dividend	0.00%	0.00%
Expected volatility	90.0%	100%
Risk free interest rate	1.03%	1.10%
Expected remaining term (in years)	2.91	1.16 - 3.66

In addition to the assumptions above, the Company takes into consideration whether or not it would participate in another round of equity financing and, if so, what the stock price would be for such a financing at that time.

At September 30, 2014 and December 31, 2013, the fair value of liability classified warrants were as follows:

	September 30, 2014	December 31, 2013

Derivative liabilities	$828,820	$769,284

The change in the fair value of the warrants accounted for as derivative liabilities is reflected below:

Balance at January 1, 2014	$769,284
Increase in fair value resulting in loss	59,536
Fair value at September 30, 2014	$828,820

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise or expiration of the warrants, at which time the liability will be reclassified to stockholders’ equity.

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ACQUISITIONS

Hotelmobi

On May 2, 2014, the Company acquired Hotelmobi for total cash and equity consideration of $6.8 million pursuant to the terms of the Merger Agreement, as described in detail in Note 1. The common stock component of the purchase price was valued using the Company’s closing share price as of May 2, 2014, the Valuation date, multiplied by the number of shares issued. The shares to be issued on the one-year anniversary of the closing were valued similarly except a small discount for lack of marketability was applied as these shares are not readily marketable for a one year period due to their delayed issuance. The warrants were valued utilizing the Black-Scholes option pricing model.

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

Trade names and domain names were valued using a variation of the income approach, the relief from royalty method. This method is based on the assumption that a market participant would pay an assumed royalty rate (as a percent of revenue) to license the Company’s trademarks and trade names in an arms-length transaction. Acquired technology was valued using the cost approach. Client relationships were valued using a variation of the income approach, the multi-period excess earnings method. Under this method, the fair value of the asset reflects the present value of the projected stream of net cash flows that will be generated by the asset over the projection period.

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

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tax Extension

On January 15, 2014, the Company’s wholly owned subsidiary, Banks.com, completed an asset acquisition of the following domain names which provide web-based tax extension services: www.taxextension.com, www.taxextensions.com, and www.onlinetaxextension.com, for an aggregate purchase price of $450 thousand. The domains were recorded at cost and amortized over their useful life. The Company recorded approximately $28 thousand and $9 thousand in amortization for the nine and three months ended September 30, 2014.

Pop Factory, LLC

On March 29, 2013, Remark Media acquired Pop Factory, LLC (“Pop Factory”) for total cash consideration of $2.4 million.

The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to the assets and liabilities based on their estimated fair values on the date of the acquisition.

Of the total intangibles acquired, $2.1 million related to domain names and have an amortization period of 12 years.

The table below reflects a summary of the unaudited pro forma results of operations for the three and nine months ended September 30, 2014 and 2013, as if Remark Media, Hotelmobi and Pop Factory were combined as of January 1, 2013.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations		Unaudited Pro Forma Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$229,719	$133,703	$1,655,784	$1,102,999
Operating Loss	(4,133,948)	(1,139,797)	(12,366,920)	(3,877,879)
Net Loss	$(3,737,640)	$(1,412,212)	$(12,934,872)	$(4,730,813)

6. CAPITAL LEASES

On December 7, 2010, Banks.com entered into a sale-leaseback arrangement with Domain Capital, LLC (“Domain Capital”) consisting of an agreement to assign the domain name, banks.com, to Domain Capital in exchange for $0.6 million in cash and a lease agreement to lease back the domain name from Domain Capital for a five year term. The lease provides for a bargain purchase option at the end of its term, effectively transferring ownership back to Banks.com. Effective June 28, 2012, Banks.com became a wholly-owned subsidiary of Remark Media and pursuant to that certain Agreement and Plan of Merger among the Company, Remark Florida, Inc. and Banks.com dated February 26, 2012, Remark Media assumed all its outstanding liabilities. As of September 30, 2014, total obligations under this agreement were $0.2 million, $0.15 million of which is included under the current portion of capital lease obligations and the remainder is included under capital lease obligations, net of current portion on the Company’s condensed consolidated balance sheet at September 30, 2014. The following table represents the approximate future minimum capital lease payments due under this agreement as of September 30, 2014:

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease
Commitments

October through December 31, 2014	$42,822
2015	171,287
Total commitments	214,109
Interest on capital leases	(19,976)
Present value of minimum capital lease payments	$194,133

7. COMMITMENTS AND CONTINGENCIES

The Company has entered into operating leases for office space.  The lease agreement associated with its headquarters required a security deposit and included an allowance, which was used against leasehold improvements. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was approximately $240 thousand and $401 thousand for the nine months ended September 30, 2014 and 2013, respectively, and approximately $127 thousand and $135 thousand for three months ended September 30, 2014 and 2013, respectively.

The following table represents the approximate future minimum lease payments at September 30, 2014 due under non-cancellable operating lease agreements with terms in excess of a year:

Operating Lease
Commitments

2014	$84,000
2015	336,000
2016	56,000
Total commitments	$476,000

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

On the cease use date, the Company recorded an early termination expense of approximately $16 thousand, which was adjusted for the remaining deferred rent, use of security deposits, and future sublease income. These fees were included in the general and administrative expenses in the consolidated statement of operations and comprehensive loss. In June 2014, the Company recorded a reduction to the early termination liability of approximately $93 thousand to reflect the remaining rent due net of sublease rental income. This adjustment was included in general and administrative expenses in the consolidated statement of operations and comprehensive loss. The early termination liability has been reduced by approximately $147 thousand during the nine months ended September 30, 2014.

On December 31, 2013, the Company entered into a Lease Termination Agreement with the landlord of its Concourse Five office space, waiving all rights to apply unpaid leasehold improvements. The termination penalty for abandoning the Concourse Five office space was approximately $83 thousand, which was recorded as an expense and included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. The early termination liability was extinguished as of March 31, 2014.

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following depicts the remaining accrual balances for these early termination costs:

	Accrual at			Accrual at
	December 31, 2013	Charges or Reversals	Costs paid or Settled	September 30, 2014
Lease termination, facility closure and other costs of Concourse 6	$277,747	$(92,843)	$(53,832)	$131,072
Lease termination, adjusted for escalating rents, leasehold improvements, and security deposits for Concourse 5	82,500	—	(82,500)	—
Total	$360,247	$(92,843)	$(136,332)	$131,072

The early termination liability of approximately $131 thousand for the Concourse Six office space is recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

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

8.  STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

Net Loss per Share

The following is a reconciliation of the numerators and denominators of the Company’s basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loss per share:
Net loss	$(3,737,640)	$(1,293,968)	$(12,798,017)	$(4,465,011)

Weighted average shares outstanding	8,980,759	7,224,810	8,415,864	7,224,810

Net loss per share, basic and diluted	$(0.42)	$(0.18)	$(1.52)	$(0.62)

Common shares and dilutive securities:
Weighted average shares outstanding	8,980,759	7,224,810	8,415,864	7,224,810
Dilutive securities	—	—	—	—

Total common shares and dilutive securities	8,980,759	7,224,810	8,415,864	7,224,810

The number of anti-dilutive shares excluded from the calculation above was 3,755,952 and 2,801,919 for the nine months ended September 30, 2014 and 2013, respectively.

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company has authorization to issue 800,000 shares under its 2006 Equity Incentive Plan adopted April 13, 2006 (the “2006 Plan”), 525,000 shares under its 2010 Equity Incentive Plan adopted June 15, 2010, and modified on December 30, 2011 (the “2010 Plan”) and 1,500,000 shares under its 2014 Incentive Plan adopted February 17, 2014 (the “2014 Plan”), to help attract, retain and motivate its eligible executives, employees, officers, directors and consultants.  Options to purchase common stock under the 2006 Plan, 2010 Plan and 2014 Plan have been granted to the Company’s officers and employees with an exercise price equal to or greater than the fair market value of the underlying shares on the date of grant.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award, and recognizes it as an expense over the requisite service period.  Stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively, was $6.6 million and $0.4 million and for the three months ended September 30, 2014 and 2013 was $1.6 million and approximately $37 thousand, respectively.  An expense of $0.7 million was included in stock compensation expense for the nine months ended September 30, 2014 related to modifying the vesting terms of 210,000 stock option grants and 170,000 restricted shares from 3-to-5 years to a 1 year vesting period in the first quarter of 2014. As of September 30, 2014, unrecognized compensation expense relating to non-vested stock options approximated $1.9 million, and is expected to be recognized through 2017.

In February 2014, the Company granted 275,000 restricted shares at a per share price of $6.10 to Pacific Star Capital Management, LP, an entity controlled by Kai-Shing Tao, the Company’s Chairman  of the Board and Chief Executive Officer, as compensation for providing Mr. Tao’s services as the Company’s Chief Executive Officer from September 2012 to December 2013.  The grant date fair value of these restricted shares was approximately $1.7 million and was recognized as compensation expense during the quarter ended March 31, 2014.  During the nine months ended September 30, 2014, the Company granted 1,185,000 options, net of forfeitures, at an exercise price ranging from $6.30 to $10.02 per share to employees and directors. The grant date fair value of options vesting during the nine months ended September 30, 2014 and 2013 was $3.7 million and $0.5 million, respectively. During the nine months ended September 30, 2014, former employees exercised 73,574 stock options with various grant dates for total cash consideration of $0.2 million.

At September 30, 2014, the Company had additional outstanding warrants to acquire 30,000 shares of common stock with exercise prices ranging from $35.00 to $98.90, expiring through 2017.

9.  RELATED PARTY TRANSACTIONS

As discussed in detail in Note 1, the Company has outstanding the November 2013 Note, the January 2014 Note and the Demand Note issued to Digipac in the aggregate principal amount of $6.4 million.  Kai-Shing Tao, the Company’s Chairman of the Board and Chief Executive Officer, is the manager and a member, and Douglas Osrow, the Company’s Chief Financial Officer, is a member, of Digipac.

The future maturity schedule of these notes as of September 30, 2014 is as follows:

Year ending December 31,
2014	$350,000
2015	2,500,000
2016	3,500,000

The November 2013 Note and the January 2014 Note mature on November 14, 2015 and January 29, 2016, respectively. The Demand Note is payable within 10 days after the Company’s receipt of a written demand from Digipac.

The Company determined that the January 2014 Note contained an embedded beneficial conversion feature as the January 2014 Note is convertible at a price per share of common stock equal to 99% of the closing stock price as of the effective date of the January 2014 Note. The value of the embedded conversion feature was calculated using the intrinsic method and the Company recorded a debt discount of approximately $35 thousand, which will be amortized over the life of the January 2014 Note using the effective interest method. For the nine months ended September 30, 2014, the Company amortized approximately $12

REMARK MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

thousand of the debt discount as interest expense. The unamortized discount at September 30, 2014 was approximately $23 thousand.

The related party interest expense for the Digipac Convertible Notes and the Demand Note was approximately $280 thousand and $225 thousand for the nine months ended September 30, 2014 and 2013, respectively, and was approximately $100 thousand and $95 thousand for the three months ended September 30, 2014 and 2013, respectively.

10.  SUBSEQUENT EVENTS

BSE Loan Agreement

On November 4, 2014, the Company filed suit against BSE and its controlling owner in the United States District Court for the District of Nevada in a matter captioned Remark Media, Inc. v. Bombo Sports & Ent., et al.  In the lawsuit, the Company claimed that BSE breached the terms of the BSE Loan Agreement by failing to pay the principal and interest on its loan when due, as well as for fraud and declaratory relief.  The Company intends to vigorously pursue collection of the full amount owed to it under the BSE Loan Agreement. However, there can be no assurance as to what amount, if any, the Company will be able to collect.

Private Placements

On November 11, 2014, the Company sold an aggregate of 239,787 shares of common stock to four accredited investors in a private placement in exchange for a total of $1.35 million in cash, or $5.63 per share.

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
Travel

Roomlia, which we acquired in May 2014, is engaged in the business of developing, owning and operating mobile hotel booking applications. Roomlia initially launched with 10 cities and now offers hotel bookings for 30 cities. On July 11, 2014, Roomlia officially launched its partnership with HBSi to offer two-way seamless connectivity to hotels. Roomlia also added two-way connectivity with TravelClick on August 14, 2014. On September 16, 2014, Roomlia released its hotel booking app on Android allowing consumers access to Roomlia on iOS and the Android platforms. On October 24, 2014, Roomlia filed a patent with the United States Patent and Trademark Office for its proprietary hotel merchandising system.
New Business Development
We are in the process of developing a social media app to link all major social media networks (e.g., Tencent QQ, Sina Weibo, Instagram, DaZhong DianPing, Douban) from a front end and back end perspective.  We believe that this app (code name “Project Dragon”, official name to be determined) will be the first of its kind and we expect to launch the app in China in the next 90 days, with a plan to expand globally.  We have spent approximately $200 thousand on third party development of this app through the end of the third quarter of 2014 and expect capital requirements to increase during 2015.
Results of Operations
Revenue

Total revenue for the three months ended September 30, 2014 was approximately $230 thousand, an increase of approximately $96 thousand from the same period in 2013. For the nine months ended September 30, 2014 total revenue was $1.7 million, an increase of $0.6 million from the same period in 2013. The increase from the prior year’s period relates primarily to an increase in revenues generated from the purchase of tax extension services through the Company’s personal finance websites.

Sales and Marketing

Sales and marketing expenses were approximately $142 thousand and $38 thousand in the three months ended September 30, 2014 and 2013, respectively, and approximately $250 thousand and $226 thousand for the nine months ended September 30, 2014 and 2013, respectively.  The increase is attributable to marketing expenses for social media campaigns, event sponsorships, and promotional merchandise.

Content, Technology and Development

Content, technology and development expenses include the ongoing third-party costs to acquire original content, translate and localize content from English to Portuguese and Chinese, as well as costs of designing and developing our products, including labor, content and third party platform support services.  For the three months ended September 30, 2014 and 2013, the expense was approximately $106 thousand and $92 thousand, respectively.  For the nine months ended September 30, 2014 and 2013, the expense was approximately $414 thousand and $438 thousand, respectively.

Stock-Based Compensation

Stock-based compensation expense was $1.6 million and approximately $37 thousand in the three months ended September 30, 2014 and 2013, respectively, and $6.6 million and $0.4 million in the nine months ended September 30, 2014 and 2013, respectively. The increase in the three and nine month periods is primarily due to 1,185,000 options, net of forfeitures, granted under the 2014 Incentive Plan to employees and directors during 2014. These grants represent $1.5 million and $4.0 million of stock-based compensation expense for the three and nine months ended September 30, 2014, respectively. The additional increase in the nine month period reflects an expense of $0.7 million related to the modification of vesting terms for certain stock option grants and restricted shares, and a $1.7 million restricted stock grant for performance of past services. In February 2014, we granted 275,000 restricted shares at a per share price of $6.10 to Pacific Star Capital Management, LP, an entity controlled by Kai-Shing Tao, the Company’s Chairman of the Board and Chief Executive Officer, as compensation for providing Mr. Tao’s services as the Company’s Chief Executive Officer from September 2012 to December 2013. Stock- based compensation is further discussed in Note 8, Notes to Condensed Consolidated Financial Statements.

General and Administrative Expenses

Total general and administrative expense was $2.3 million and $0.9 million in the three months ended September 30, 2014 and 2013, respectively, and $5.8 million and $3.3 million in the nine months ended September 30, 2014 and 2013, respectively. The increase for the three month period primarily relates to higher employee compensation and related benefits costs of $0.9 million, consistent with increased headcount from acquisitions and business development. Additionally, legal and accounting fees increased $0.3 million driven by acquisitions/dispositions and related due diligence, as well as ongoing corporate matters, an increase of $0.1 million in facilities related expenses, and an increase of $0.1 million in other general and administrative expenses. For the nine month periods, the increase primarily relates to higher employee compensation and related benefits costs of $1.6 million, consistent with increased headcount from acquisitions and business development.  Additionally, legal and accounting fees increased $0.4 million driven by acquisitions/ dispositions and related due diligence, as well as ongoing corporate matters, an increase of $0.1 million in facilities related expenses, an increase of $0.2 million in fees paid to third party service providers and project consultants, an increase of $0.1 million for platform services to support our mobile and web sites, and an increase of $0.1 million in other general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expense was approximately $230 thousand and $121 thousand for the three months ended September 30, 2014 and 2013, respectively, and $529 thousand and $351 thousand for the nine months ended September 30, 2014 and 2013, respectively.  The increase primarily relates to the amortization of assets acquired in the Pop Factory and Roomlia acquisitions.

Interest Expense

Interest expense was approximately $114 thousand and $110 thousand for the three months ended September 30, 2014 and 2013, respectively. Interest expense for the nine months ended September 30, 2014 and 2013 was approximately $320 thousand and $268 thousand, respectively. The increase in interest expense is due to the conversion of the November 2012 Note and the April 2013 Note into common stock on November 12, 2013 and the issuance of the November 2013 Note on November 13, 2013 and the January 2014 Note on January 29, 2014 as well as the Demand Note on September 11, 2014.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability, comprised of the Company’s outstanding warrants, for the three months ended September 30, 2014 and 2013 was a gain of $0.5 million and a loss of $0.2 million, respectively, and a loss of $0.3 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. The three month gain at September 30, 2014 was driven by the decrease in the Company's common stock price as of September 30, 2014 compared to June 30, 2014 along with the exercise of warrants in the 2014 period. The three month loss at September 30, 2013 was driven by the increase in the Company's common stock price as of September 30, 2013 compared to June 30, 2013. For the nine months ended September 30, 2014, the loss was driven by the increase in the Company's common stock price as of September 30, 2014 compared to December 31, 2013, offset by the exercise of warrants in the 2014 period. For the nine months ended September 30, 2013, the loss was driven by the increase in the Company's common stock price as of September 30, 2013 compared to December 31, 2012.

Loss from Equity-Method Investments and Change of Interest Gain

We accounted for our investment in Sharecare under the equity method of accounting through November 2012.  In December 2012, the Company changed to the cost method of accounting.  Under the equity method, for the three and nine months ended September 30, 2013, we did not record any gain or loss resulting from the change in interest ownership in Sharecare.  In the first quarter of 2013, the Company recorded a $0.2 million change in the estimate of its proportional share in loss of equity-method investment related to the period from January 1, 2012 through November 30, 2012.

Critical Accounting Policies

A description of our significant accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2013 Form 10-K. There were no material changes to those policies during the nine months ended September 30, 2014.

Recent Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1, Notes to Condensed Consolidated Financial Statements, Description of Business and Summary of Significant Accounting Policies.
Liquidity and Capital Resources

As of September 30, 2014, the Company’s total cash and cash equivalents balance was approximately $219 thousand.

The Company has incurred net losses and generated negative cash flow from operations in the nine months ended September 30, 2014 and in each fiscal year since its inception and has an accumulated deficit of $124.6 million as of September 30, 2014. The Company’s revenues were $1.7 million for the nine months ended September 30, 2014, generated principally from owning and operating its digital media properties.  The Company’s primary focus has been organically building and strategically acquiring digital media properties.

On January 29, 2014 (the “January 2014 Note”), November 14, 2013 (the “November 2013 Note”), April 2, 2013 (the “April 2013 Note”), and November 23, 2012 (the “November 2012 Note”), the Company issued Senior Secured Convertible Promissory Notes to Digipac, LLC (“Digipac”), of which Kai-Shing Tao, the Company’s Chairman of the Board and Chief Executive Officer, is the manager and a member, and Douglas Osrow, the Company’s Chief Financial Officer, is a member, in the original principal amounts of $3.5 million, $2.5 million, $4.0 million and $1.8 million, respectively, in exchange for cash equal to the respective original principal amounts.  The January 2014 Note, November 2013 Note, April 2013 Note and November 2012 Note are collectively referred to herein as the “Digipac Convertible Notes”.

The January 2014 Note and November 2013 Note bear interest at a rate of 6.67% per annum for the first year and 8.67% per annum thereafter, with interest payable quarterly and all unpaid principal and any accrued but unpaid interest due and payable on the second anniversary of issuance.  At any time, Digipac may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into shares of common stock at a conversion price of $5.03 per share for the January 2014 Note and $3.75 per share for the November 2013 Note.  The Company also may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into common stock at the applicable conversion price if the volume weighted average price of the common stock is equal to at least 150% of the applicable conversion price for at least 30 of the 40 trading days immediately prior to the date of the Company’s election.  Such notes also provide that the Company and Digipac will negotiate and enter into a registration rights agreement providing Digipac with demand and piggyback registration rights with respect to the shares of common stock underlying such notes. The Company filed a Registration Statement on Form S-1 with the SEC, registering the resale of 1,420,497 shares of the Company's common stock issuable upon conversion of the January 2014 Note and the November 2013 Note, which was declared effective on August 26, 2014. The Company may prepay all or a portion of such notes at any time upon at least 15 days’ prior written notice to Digipac.

The April 2013 Note bore interest at a rate of 6.67% per annum for the first year and 8.67% per annum thereafter, and the November 2012 Note bore interest at a rate of 6.67% per annum.  The outstanding principal amount and accrued but unpaid interest under the April 2013 Note and the November 2012 Note were convertible into common stock at a conversion price of $2.00 per share for the April 2013 Note and $1.30 per share for the November 2012 Note.  On November 12, 2013, Digipac converted the $4.0 million principal amount and approximately $164 thousand accrued but unpaid interest outstanding under the April 2013 Note into 2,082,233 shares of common stock, and converted the $1.8 million principal amount and approximately $117 thousand accrued but unpaid interest outstanding under the November 2012 Note into 1,474,439 shares of common stock.

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

On September 11, 2014, Digipac loaned the Company $350 thousand, which loan is evidenced by a Demand Note dated as of the same date (the “Demand Note”). The Demand Note bears interest at a rate of 5.25% per annum, with all principal and interest due and payable within 10 days after the Company’s receipt of a written demand from Digipac. If the Demand Note is not paid in full at the end of the 10 day period, the outstanding principal will bear interest at a rate of 8.25% per annum until paid in full. The Company may prepay all or any portion of the Demand Note at any time without premium or penalty.

On January 15, 2014, the Company’s wholly owned subsidiary, Banks.com, completed an asset acquisition of the following domain names which provide web-based tax extension services: www.taxextension.com, www.taxextensions.com, and www.onlinetaxextension.com, for an aggregate purchase price of $450 thousand.

On February 11, 2014, the Company and BSE entered into the BSE Loan Agreement pursuant to which the Company loaned BSE $1 million. On April 16, 2014, the Company and BSE entered into an amendment to the BSE Loan Agreement, pursuant to which the Company increased the amount of the loan to up to $1.35 million. On April 16, 2014, April 21, 2014 and June 12, 2014, the Company loaned BSE an additional $50 thousand, $150 thousand and $150 thousand, respectively, bringing the outstanding principal balance to $1.35 million. The outstanding principal balance of the loan bears interest at a rate of 5% per annum, with principal and interest due and payable within 10 days after the delivery of a written demand to BSE. If the loan is not paid in full at the end of the 10 day period, the outstanding principal will bear interest at a rate of 12% per annum until paid in full. BSE may prepay all or any portion of the loan at any time without premium or penalty. On September 12, 2014, the Company delivered a written demand for payment to BSE. As of the date of this report payment has not been received and the Company has commenced legal proceedings against BSE and its controlling owner to recover the amount owed. See Notes 3 and 10, Notes to Condensed Consolidated Financial Statements, for additional information regarding the loan and related legal proceedings.

BSE’s obligations under the BSE Loan Agreement are secured by (i) a membership interest pledge agreement pursuant to which Robert S. Potter, the manager and owner of 86% membership interest in BSE, pledged to the Company all of his right, title, and interest in and to such membership interest and (ii) a pledge by BSE to the Company of all BSE’s assets.

The interest income on the loan was approximately $40 thousand and is recorded in the condensed consolidated statement of operations.

On June 16, 2014, the Company sold an aggregate of 470,000 shares of our common stock to six accredited investors in a private placement in exchange for $2.8 million in cash. On September 15, 2014, the Company sold 83,333 shares of common stock to an accredited investor in a private placement in exchange for $0.5 million in cash. On November 11, 2014, the Company sold an aggregate of 239,787 shares of common stock to four accredited investors in a private placement in exchange for a total of $1.35 million in cash.

Based on the Company's most recent cash flow projections, the Company believes it has sufficient existing cash and cash equivalents and cash resources as of the date of this report to meet its ongoing requirements through December 31, 2014. Projecting operating results, however, is inherently uncertain as anticipated expenses may exceed what has been forecast.

Cash flows from operating activities

Net cash used in operating activities during the nine months ended September 30, 2014 was $4.9 million. Our net loss during the period was $12.8 million, which included non-cash charges of $7.7 million such as depreciation, amortization, stock-based compensation, intangible asset impairment, and change in fair value of derivative liability. Stock based compensation accounted for $6.6 million of the $7.7 million non-cash charges. The remainder of cash used in operating activities was from changes in our working capital of $0.2 million.
Net cash used in operating activities during the nine months ended September 30, 2013 was $2.6 million. Our net loss during the period was $4.5 million, which included non-cash charges of $1.6 million such as depreciation, amortization, stock-based compensation, and certain gains and losses. The remainder of cash used in operating activities was from changes in our working capital of $0.2 million.
Cash flows from investing activities

Net cash used in investing activities during the nine months ended September 30, 2014 was $3.5 million. Cash outflows from business acquisitions included $0.6 million related to the TaxExtension.com acquisition in the first quarter of 2014 and Hotelmobi acquisition in the second quarter of 2014. Cash outflows also included $0.7 million investment in our property, equipment, software and intangibles, a $0.8 million additional investment in Sharecare and $1.35 million loaned to BSE pursuant to the BSE Loan Agreement. The BSE Loan Agreement is further discussed in Note 3, Notes to Condensed Consolidated Financial Statements, Note Receivable from Bombo Sports & Entertainment, LLC.
Net cash used in investing activities during the nine months ended September 30, 2013 was $2.2 million, primarily driven by the $2.4 million Pop Factory business acquisition in the first quarter of 2013.
Cash flows from financing activities
Net cash provided by financing activities was $7.2 million during the nine months ended September 30, 2014. This includes $3.5 million cash proceeds from the issuance of common stock, including $2.8 million for shares issued in a private placement on June 16, 2014, $0.5 million for shares issued in a private placement on September 15, 2014 and $0.2 million from other issuances of common stock. An additional $3.5 million cash proceeds were provided by the sale of the January 2014 Note to Digipac on January 29, 2014 and $0.35 million cash proceeds were provided by the Demand Note to Digipac on September 11, 2014. The January 2014 Note and Demand Note are further discussed in Note 1, Notes to Condensed Consolidated Financial Statements, Description of Business and Summary of Significant Accounting Policies. These inflows were partially offset by $0.1 million of capital lease payments.
Net cash provided by financing activities during the nine months ended September 30, 2013 was $3.9 million. This includes cash proceeds of $4.0 million from the sale of the April 2013 Note to Digipac on April 2, 2013. This inflow was partially offset by $0.1 million of capital lease payments. The April 2013 Note is further discussed in Note 1, Notes to Condensed Consolidated Financial Statements, Description of Business and Summary of Significant Accounting Policies.
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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivables.  At September 30, 2014, approximately 3% of our cash was denominated in Brazilian Reais, Chinese Renminbi or Hong Kong Dollars, with nearly 97% of our cash denominated in U.S. Dollars.  The majority of our cash is placed with financial institutions we believe are of high credit quality.  Our cash is maintained in bank deposit accounts, which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts and do not believe our cash is exposed to any significant credit risk.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during our fiscal quarter ended September 30, 2014, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On November 4, 2014, the Company filed suit against BSE and its controlling owner in the United States District Court for the District of Nevada in a matter captioned Remark Media, Inc. v. Bombo Sports & Ent., et al. In the lawsuit, the Company claimed that BSE breached the terms of the BSE Loan Agreement by failing to pay the principal and interest on its loan when due, as well as for fraud and declaratory relief. The Company intends to vigorously pursue collection of the full amount owed to it under the BSE Loan Agreement. However, there can be no assurance as to what amount, if any, the Company will be able to collect.
Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 15, 2014, the Company sold 83,333 shares of common stock to an accredited investor in a private placement in exchange for $0.5 million in cash. The offer and sale of the shares in the private placement were made in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investors in purchase agreements we entered into with each investor.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Document
4.1*	Demand Note dated September 11, 2014.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
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

REMARK MEDIA, INC.

November 13, 2014	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
4.1*	Demand Note dated September 11, 2014.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
_________________________

*Filed herewith.
**These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.