Form 10-K
period 2014-12-31
Remark Media, Inc.
filed 2015-03-31
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
Commission File Number 001-33720
Remark Media, Inc.

Delaware	33-1135689
State of Incorporation	IRS Employer Identification Number

3930 Howard Hughes Parkway, Suite 400 Las Vegas, NV 89169	702-701-9514
Address, including zip code, of principal executive offices	Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value per share, registered on the NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2014, the aggregate market value of our voting and non-voting common equity held by non-affiliates was $72.8 million.
As of March 27, 2015, 13,001,602 shares of our common stock were outstanding.

Documents Incorporated By Reference
Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2015 annual meeting of stockholders which we will file with the Securities and Exchange Commission.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this Annual Report on Form 10-K (“2014 Form 10-K”) contains forward-looking statements, including information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. You will find forward-looking statements principally in the sections entitled Business, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among others:

•	our financial condition, including our losses and our need to raise additional capital;

•	our ability to successfully execute our growth and acquisitions strategy, including integration of any new companies into our business;

•	our ability to procure content and monetize audiences;

•	our ability to successfully attract advertisers for our owned and operated websites;

•
changes in advertising market conditions or advertising expenditures due to, among other things, economic conditions, changes in consumer behavior, pressure from public interest groups, changes in laws and regulations and other societal or political developments;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to compete effectively with larger, more established companies;

•	competitive pressures, including as a result of user fragmentation and changes in technology;

•	recent and future changes in technology, services and standards;

•	a disruption or failure of our or our vendors' network and information systems or other technology relied on by us;

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how content is consumed;

•	changes in the popularity of our products and services;

•	changes in our plans, initiatives and strategies, and consumer acceptance thereof;

•	piracy and our ability to exploit and protect our intellectual property rights in and to our content and other products;

•
risks of doing business in foreign countries, notably China and Brazil, including obtaining regulatory approvals and adjusting to changing political and economic policies; governmental laws and regulations, including unclear and changing laws and regulations related to the internet sector in foreign countries;

•	general economic conditions including advertising rate, interest rate and currency exchange rate fluctuations;

•	the liquidity and trading volume of our common stock; and

•	other factors discussed in Part I, Item 1A. Risk Factors herein.

Any forward-looking statements in this 2014 Form 10-K reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given such uncertainties, you should not place undue reliance on any

Table of Contents	ii

forward-looking statements, which represent our estimates and assumptions only as of the date hereof. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements after the date hereof, whether as a result of new information, future events or otherwise.

Table of Contents	iii

PART I

ITEM 1.	BUSINESS.

OUR COMPANY

At a Glance

Remark Media, Inc. (“Remark”, “we”, “us”, or “our”) is a global digital media company focusing on the 18-year-old to 34-year-old (the “millennial”). Our primary operations consist of owning and operating digital media properties, such as websites and applications for mobile devices, that provide unique, dynamic digital media experiences in multiple content verticals (described below under Digital Media Offerings) including personal finance, young adult lifestyle, travel, education and entertainment. Our websites and mobile applications provide what we believe are compelling content, trusted brands, and valuable resources for consumers.

We also own a minority interest in Sharecare, Inc. (“Sharecare”), a leading online health and wellness engagement platform, and we are developing a mobile social media application now known as KanKan (referred to in previous filings as “Project Dragon” and “Project KanKan”). Additionally, we will attempt to diversify our content offerings, as well as increase revenue earned from outside the U.S, through strategic acquisitions.

We are headquartered in Las Vegas, Nevada, with additional operations in Beijing, China and Sao Paolo, Brazil. Our common stock, par value $0.001 per share, is listed on the NASDAQ Capital Market under the ticker symbol MARK.

History

Our company was incorporated in Delaware in March 2006 as a wholly-owned subsidiary of HowStuffWorks, Inc. to develop businesses using exclusive digital publishing rights to HowStuffWorks’ content in China and Brazil. In 2007 and 2008, we launched Brazilian and Chinese editions, respectively, of HowStuffWorks.com, utilizing strategies tailored to the needs of each localized market. Remark still owns and operates these businesses.

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As a part of the transactions, we received an equity stake in Sharecare, which has since been diluted to approximately 6.9% of Sharecare’s issued stock at December 31, 2014. We also maintain representation on Sharecare’s Board of Directors.

In June 2012, we began building our personal finance vertical with the acquisition of Banks.com, Inc. (“Banks.com”). In February 2014, we expanded our suite of personal finance portals with the acquisition of TaxExtension.com. After extensively redesigning the website, we relaunched Banks.com in November 2014 with a focus on the millennial.

In March 2013 we entered the young adult lifestyle vertical with the acquisition of Pop Factory, LLC (“Pop Factory”), a beach lifestyle digital media brand providing websites and mobile content. Later the same year, we introduced a refreshed brand and a new, mobile-optimized website at www.bikini.com, which includes e-commerce.

During 2014, we acquired Hotelmobi, Inc. (“Hotelmobi”), owner and operator of the mobile hotel-booking application Roomlia, giving us a foothold in the travel vertical that we believe is very important to our target customers.

In the foreseeable future, we intend to strategically acquire existing digital media properties in the content verticals that we believe are important to millennials, such as social media, personal finance, lifestyle, travel, and entertainment. We focus our online content on millenials because we believe that demographic group holds significant growth opportunity in the near term.  Millenials are the first age group to have grown up with the Internet and social media, and they are an increasingly meaningful user base that is redefining how media is consumed—they represent a disproportionately large percentage of the consumers viewing online videos, engaging in social networking, owning tablets, and using smart phones, according to Nielsen research.

Table of Contents	1	Financial Statement Index

OUR BUSINESS

Business Model

We recognize revenue primarily from the following sources:

•	service fees from customers’ filing of business and personal tax extensions with the IRS

•	commissions for hotel reservations booked through our Roomlia mobile application

•	sales of merchandise via our Bikini.com website

•	various advertising mechanisms associated with our websites

We currently earn a majority of our revenue from the service fees and advertising associated with our websites providing U.S. tax filing extension services.

We primarily earn advertising revenue from performance-based advertising, such as cost-per-click advertising in which an advertiser pays only when a user clicks on their advertisement, and from display advertising, in which an advertiser pays each time an advertisement is displayed.

Excluding general and administrative expense, the primary costs we incur to earn the revenue described above include:

•	software and website development costs, including licensing costs for third-party software

•	costs associated with marketing our brands

•	costs associated with developing and producing the content on our websites

Digital Media Offerings

We focus on providing high-quality online digital experiences to users primarily in the United States, Brazil and China. Our content is designed to engage users with informative and entertaining text articles, original and curated videos and photography, and infographics. Through search engine optimization and other means, we design our websites so that users can easily discover them through search engine referrals and social media referrals. Anyone searching for the type of content and/or services we provide can also directly navigate to our websites and to our applications designed for mobile operating systems. By providing such high-quality digital experiences that generate word-of-mouth momentum, we expect to attract and retain a large user base that is both attractive to potential advertisers and loyal to our various brands. Our offerings in various content verticals are described below.

Personal Finance

Our Banks.com website provides content for young adults that shares stories of financial success and failure, the humanity of making and losing money, and what users can learn from it all. The content mixes long-form, first person accounts with daily news shorts and other information intended to be informative and engaging regarding a topic that people can otherwise find to be difficult to understand.

US Tax Center at www.irs.com provides users with access to U.S. tax-related information and services. Our Filelater.com website and Taxextension.com website assist taxpayers with filing both business and personal tax extensions with the IRS. Because our online platform is directly connected to the IRS system, we can provide our users with status updates on their extension filings directly from the IRS.

Table of Contents	2

Young Adult Lifestyle

Bikini.com is our online beach lifestyle destination for young women. We designed the flagship website to target social media integration and to optimize the experience for mobile users. In addition to offering merchandise online, we provide original editorial content covering the latest in fashion, beauty, travel, and health and fitness trends.  We complement the editorial content with a carefully-curated collection of swimwear and accessories containing the latest in must-have seasonal trends, offered through the website’s online boutique. Our merchandise is targeted at several price tiers, allowing us to develop long-term relationships with our customers that begin when they are young students and continue throughout their personal and professional lives.

Travel

Our Roomlia mobile hotel-booking application allows users to reserve lodging at participating hotels up to seven days prior to commencement of stay. We contract with hotels to obtain their best available room rates. In October 2014, we filed a provisional patent with the United States Patent and Trademark Office regarding Roomlia’s unique, proprietary hotel merchandising system, which gives hotels the ability to offer room rates to Roomlia users that may not be available through other third-party reservation channels.

To maximize our unique merchandising system and expand the number of markets that we serve and hotels that we offer, we have entered into agreements with six major connectivity and channel-management companies that allow North American hotels to work seamlessly with Roomlia via two-way interface. Once established, the interface limits costs for Roomlia, and allows the hotels to provide the best available, up-to-the-minute information regarding room rates and room availability to our users. Roomlia is certified with five of the six companies, and we are currently in development with the sixth company.

The Roomlia application runs on the iOS and Android mobile operating systems, making it currently available to more than 95% of smartphone users; we will launch a tablet-optimized version in 2015. As of December 31, 2014, Roomlia offered lodging availability in 30 U.S. cities, a number which has grown to approximately 50 cities as of the filing date of this 2014 Form 10-K, and which we expect to continue growing throughout 2015.

Entertainment

SlapTV provides an edgy mix of horror and comedy in the form of short films, web sketches and man-on-the-street pieces. The website, which has an associated Youtube channel, produces original content as well as hosting content created by a growing group of independent actors and artists. Launched in December 2014, SlapTV simultaneously promotes its own brand while also serving as a platform where up-and-coming talent can grow with us.

Additionally, SlapTV is expanding its production to include mainstream advertising that promotes our brands as well as third-party brands. We intend to further develop this aspect of SlapTV to reduce our own advertising cost and increase revenue.

We are also continuing our efforts to leverage our work in relation to the “Clash in Cotai” Pacquiao vs. Rios boxing event that occurred in Macau, China in November 2013 to develop opportunities to deliver original sports and entertainment content to the evolving Chinese media market through our existing strategic relationships.

Education

BoWenWang (www.bowenwang.com.cn), a Chinese-language portal published from Beijing, provides a broad array of engaging, informative content covering everything from sports, entertainment, and the arts to technology and health.

ComoTudoFunciona (hsw.com.br), a Brazilian portal published from Sao Paolo, informs and engages on a vast array of subjects ranging from cultural events, athletics, and entertainment to science, technology, and travel.

BoWenWang and ComoTudoFunciona are exclusive digital publishers in their respective markets of translated and localized articles from Discovery Communications’ HowStuffWorks family of content.

Table of Contents	3

Social Media

We previously announced our development of a new mobile social media application to be launched in China. KanKan, which links all major social media networks in China from a front-end and back-end perspective, will allow users to view and respond to their friends’ posts to social media outlets (e.g., Tencent QQ, Sina Weibo, Instagram, DaZhong DianPing, Douban) from within our mobile application, it will allow for localized advertising based upon the user’s current location, and we believe it will eventually allow for integration with certain popular online games. A small number of Chinese users began beta testing KanKan in March 2015, and we are planning a full launch in China during the second quarter of 2015. We believe that KanKan will be the first of its kind, and that it represents an excellent opportunity to expand our digital media imprint in Asia. As soon after the launch in China as is practicable, we expect to launch the application (under different branding) in other parts of the world, including the United States. We incurred $0.5 million of expense during 2014 related to the development of KanKan, and we expect such expense to increase significantly during 2015.

Seasonality

Because we currently earn the majority of our revenue from our websites that provide tax extension services, we earn the majority of our revenue in the period from January through April. We are also subject to general seasonal fluctuations in Internet usage, which tends to slow during the summer months.

Competition

We compete for business in a number of content verticals, many of which are rapidly-evolving and intensely competitive. The primary factors upon which we compete are price, audience access and content quality. We believe the following are our primary competitors in the various content verticals in which we operate:

Personal Finance

•	tax software such as Intuit’s Turbotax

•	tax-related websites such as turbotax.com, expressextension.com and irsextension.com

•	traditional tax preparers such as H&R Block

•	financial information websites such as thesimpledollar.com and wisebread.com

Young Adult Lifestyle

•	swimwear websites such as Ishine 365

•	other clothing websites such as Revolve, Shopbop and Nastygal

Travel

•
online travel reservation services such as The Priceline Group (priceline.com, booking.com), Expedia (expedia.com, hotels.com, hotwire.com, travelocity.com) and Orbitz Worldwide (orbitz.com; Orbitz Worldwide has agreed to merge with Expedia)

•	online travel search services and price comparison services such as TripAdvisor, trivago (majority-owned by Expedia), and HotelsCombined

Table of Contents	4

Entertainment

•	humor websites such as collegehumor.com, funnyordie.com and mydamnchannel.com

Education

•	traditional search engines and internet providers such as Google, Yahoo! and AOL (U.S.)

•	information portals such as Demand Media, WebMD and About.com in the U.S., and Baidu, Sina, Sohu.com and Tom.com in China

•	national websites such as Terra and Globo in Brazil

Some of the companies we compete against, or may compete against in the future, may have greater brand recognition and may have significantly greater financial, marketing and other resources than we have. As a result of the potentially greater brand recognition and resources, some of our competitors may bring new products and services to market more quickly than we could bring our new products and services to market, and they may be able to adopt more aggressive pricing policies than we could adopt.

We also face intense competition in attracting and retaining qualified employees.  Our ability to compete effectively will depend upon our ability to attract new employees, as well as our ability to retain and motivate our existing employees, while efficiently managing compensation-related costs.

Intellectual Property

We rely upon trademark, copyright and trade secret laws in various jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brands.  Although we filed a provisional patent with the United States Patent and Trademark Office in relation to Roomlia, we do not currently own any patent or copyright registrations.  We hold various trademarks for our brands, and we have additional applications pending. We also hold a license to certain content and marks owned by HowStuffWorks.

Governmental Regulation

The application of new and existing laws and regulations to the Internet or other online services could also have a material adverse effect on our business, prospects, financial condition and results of operations. Several federal laws that could have an impact on our business have already been adopted. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party web properties that include materials that infringe copyrights or rights of others. The Children’s Online Privacy Protection Act is intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online services providers to report evidence of violations of federal child pornography laws under certain circumstances. If we were to violate the terms of the foregoing legislation, regardless of whether we intended to commit a violation, such legislation may impose significant additional costs on our business or subject us to additional liabilities. We intend to fully comply with the laws and regulations that govern our industry, and we employ internal resources and incur outside professional fees to establish, review and maintain policies and procedures to reduce the risk of noncompliance.

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

Table of Contents	5

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

There are a growing number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally, and some of these proposals apply specifically to paid search businesses and ownership rights of Internet domain properties. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expense or lost revenue opportunities, and in other unforeseen ways.

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

Technology

Our technologies include software applications built to run on third-party cloud hosting providers including Amazon Web Services and Alibaba located in North America, South America, and Asia. We make substantial use of off-the-shelf available open-source technologies such as Linux, PHP, MySQL, Drupal, mongoDB, Memcache, and Wordpress, in addition to commercial platforms such as Microsoft, including Windows Operating Systems, SQL Server, and .NET. Such systems are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. We also utilize third-party services to geographically deliver data using major content distribution network providers. We rely heavily on virtualization throughout our technology architecture, which affords scaling dozens of digital media properties in an efficient and cost effective manner.

Table of Contents	6

We use third-party cloud hosting providers to host most of our public-facing websites and applications, as well as many of our back-end business intelligence and financial systems. Each of our significant websites is designed to be fault-tolerant, with collections of application servers, typically configured in a load-balanced state, to provide additional resiliency. The infrastructure is equipped with enterprise-class security solutions to combat events such as large scale distributed denial of service attacks. Our environment is staffed and equipped with a full scale monitoring solution.

Employees

We employed approximately 65 people as of March 27, 2015.

AVAILABLE INFORMATION

As soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC, we provide free access through our website (www.remarkmedia.com) to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We do not incorporate any information found on our website into the materials we file with, or furnish to, the SEC; therefore, you should not consider any such information a part of any filing we make with the SEC.

You may also obtain the reports noted above at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. You may also access this information at the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this 2014 Form 10-K, including our consolidated financial statements and notes thereto, before deciding whether to invest in our common stock. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

If we are unable to attract and retain visitors to our owned-and-operated websites and mobile applications in a cost-effective manner, our business, financial condition and results of operations will be adversely affected.

Our primary strategy for attracting and retaining users to our websites and mobile applications is to provide content and community-focused digital experiences. The success of these efforts depends, in part, upon our ability to create and distribute high-quality content as well as to innovate and evolve our content and social media technology platforms at scale in a cost-effective manner. Failure to do so could adversely affect user experiences and reduce traffic to our owned-and-operated websites and mobile applications, which would adversely affect our business, financial condition, results of operations and cash flows. Additionally, our strategy could be flawed and might not result in the ability to attract and retain users in a cost-effective manner. A second strategy we utilize to attract traffic is search engine optimization related to our websites and the content published on them, a strategy that involves building websites with the objective of having them rank well in unpaid search engine results. Our ability to successfully manage search engine optimization efforts across our owned-and-operated websites is dependent on our timely and effective modification of search engine optimization practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends and our ability to offer websites and content responsive to ever-changing consumer interests and trends. Our failure to successfully manage our search engine optimization strategy could result in a substantial decrease in traffic to our owned-and-operated websites, or an inability to attract traffic to new websites that we launch which would adversely affect our business, financial condition, results of operations and cash flows.

Table of Contents	7

Even if we succeed in attracting traffic to our owned-and-operated websites, we may not be successful in monetizing the traffic. Additionally, the costs of attracting and retaining users to our websites may exceed our ability to generate revenues from such activities, which would have an adverse effect on our business, financial condition, results of operations and cash flows.

As a creator and a distributor of digital content, we face potential liability for legal claims based on the nature and content of the materials that we create or distribute, or that are accessible via our owned-and-operated websites.

As a creator and distributor of original content and content provided by third parties, we face potential liability for legal claims, including defamation, negligence, unlawful practice of a licensed profession, copyright or trademark infringement or other legal theories relating to the information we publish on our websites, and under various laws, including the Lanham Act, the Digital Millennium Copyright Act and the Copyright Act. We may also be exposed to similar liability in connection with content that is posted to our owned-and-operated websites by users and other third parties through comments, profile pages, discussion forums and other social media features. In addition, it is also possible that visitors to our owned-and-operated websites could make claims against us for losses incurred in reliance upon information provided on our owned-and-operated websites. Any of these claims could result in significant costs to investigate and defend, regardless of the merit of the claims. If we are not successful in our defense, we may be forced to pay substantial damages. While we run our content through a rigorous quality control process, there is no guarantee that we will avoid future liability and potential expenses for legal claims, which could affect our business, financial condition, results of operations and cash flows.

Laws relating to the liability of providers of online services for activities of their advertisers and for the content of their advertisers’ listings are currently unsettled. Such claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We may not successfully avoid liability for unlawful activities carried out by advertisers displayed on our websites. If we are subjected to such lawsuits, it may adversely affect our business.

We are vulnerable to failures of third-party network and technology providers who may fail to provide adequate services in the future. This could cause technical problems or failure of our websites or traffic, which could inhibit our revenues or damage our reputation and relationships with users, advertisers, and content providers.

We rely on many third-party businesses for technological, network, and expert services. Our ability to operate successfully depends on the successful operation of these third party businesses, which carry their own risks. If one of our third party vendors fails to deliver expected services, our websites and, therefore, our business could suffer operating problems or temporary failures. If there is a problem or failure with our websites, it could hurt our ability to advertise and damage our reputation with consumers and advertisers. Additionally, a termination of our hosting agreements or failure to renew on favorable terms could affect our business. Shifting hosting services could require management focus and time and potentially disrupt operations of our websites.

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

We process, store and use personal information, payment card information and other consumer data, which subjects us to risks stemming from possible failure to comply with governmental regulation and other legal obligations.

We may acquire personal or confidential information from users of our websites and mobile applications, and we have posted our privacy policies and practices concerning the collection, use and disclosure of user data on such websites and mobile applications.

Numerous laws exist regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, payment card information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection; however, these obligations may possibly be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, and they may conflict with other rules or with our practices. Any failure or perceived failure by us, or our service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, or any

Table of Contents	8

compromise of security that results in the unauthorized release or transfer of personally identifiable information, payment card information or other consumer data, may result in governmental enforcement actions, litigation or public statements against the company by consumer advocacy groups or others and could cause our customers and members to lose trust in us, as well as subject us to bank fines, penalties or increased transaction costs, all of which could have an adverse effect on our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the FTC and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Some U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. Countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable and give rise to liabilities.

Our marketplaces and information technology platform generate and process a large quantity of personal, transactional, demographic and behavioral data. The security of data when engaging in e-commerce is essential to maintaining consumer and confidence in our services. Any security breach whether instigated internally or externally on our system or other Internet based systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent access to our data or accounts. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees or customers to disclose user names, passwords or other sensitive information (“phishing”), which may in turn be used to access our information technology systems or to defraud our customers.

Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information and cause disruptions in our service. We may be required to expend significant resources to protect against security breaches or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. As recently experienced by Sony, security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services, as well as loss of customer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on the value of our brand, our market share and our results of operations. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and negatively affect consumers' willingness to provide private information or effect commercial transactions on the Internet generally, including through our services. Additionally, consumers using our services could be affected by security breaches at third parties such as travel service providers, payroll providers, health plan providers, payment processors or GDSs upon which we rely. A security breach at any such third party marketing affiliate, travel service provider, GDS or other third party on which we rely could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no customer

Table of Contents	9

information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

Additionally, in December 2013, we converted from hardware storage in data room to a cloud-based infrastructure. Like many companies using the cloud, we continually strive to meet industry information security standards relevant to our business. We continuously perform vulnerability assessments, review log/access, perform system maintenance, and manage network perimeter protection. A breach of external perimeter may lead to the loss of confidential information.

Our products and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in measurement or billing errors, or compromise our ability to protect the data of our users and/or our intellectual property. Any errors, bugs, or defects discovered in the software on which we rely could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

The successful operation of our KanKan mobile application will depend upon the performance and reliability of the Internet infrastructure in China.

The successful operation of KanKan will depend on the performance and reliability of the Internet infrastructure in China. Almost all access to the Internet is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology of China. In addition, the national networks in China are connected to the Internet through state-owned international gateways, which are the only channels through which a domestic user can connect to the Internet outside of China. We may not have access to alternative networks in the event of disruptions, failures or other problems with China’s Internet infrastructure. In addition, the Internet infrastructure in China may not support the demands associated with continued growth in Internet usage.

The failure of telecommunications network operators to provide us with the requisite bandwidth could also interfere with the speed and availability of KanKan. We have no control over the costs of the services provided by the national telecommunications operators. If the prices that we pay for telecommunications and Internet services rise significantly, our gross margins could be adversely affected. In addition, if Internet access fees or other charges to Internet users increase, our user traffic may decrease, which in turn may cause a decrease in our revenues.

We may be subject to liability in China with respect to KanKan for content that is alleged to be socially destabilizing, obscene, defamatory, libelous or otherwise unlawful.

Under the laws of the People’s Republic of China, we will be required to monitor our websites and the websites hosted on our servers and mobile interfaces for items or content deemed to be socially destabilizing, obscene, superstitious or defamatory, as well as items, content or services that are illegal to sell online or otherwise in other jurisdictions in which we operate, and promptly take appropriate action with respect to such items, content or services. We may also be subject to potential liability in China for any unlawful actions of our customers or users of our websites or mobile interfaces or for content we distribute that is deemed inappropriate. It may be difficult to determine the type of content that may result in liability to us, and if we are found to be liable, we may be subject to fines, have our relevant business operation licenses revoked, or be prevented from operating our websites or mobile interfaces in China.

Table of Contents	10

Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite our precautions, it is possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet related industries are uncertain and still evolving. In particular, the laws of the People’s Republic of China and Brazil are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.

We cannot be certain that our brands and services will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We cannot provide assurance that we will avoid the need to defend against allegations of infringement of third-party intellectual property rights, regardless of their merit. Intellectual property litigation is very expensive, and becoming involved in such litigation could consume a substantial portion of our managerial and financial resources, regardless of whether we win. Substantially greater resources may allow some of our competitors to sustain the cost of complex intellectual property litigation more effectively than us; we may not be able to afford the cost of such litigation.

Should we suffer an adverse outcome from intellectual property litigation, we may incur significant liabilities, we may be required to license disputed rights from third parties, or we may have to cease using the subject technology. If we are found to infringe upon third-party intellectual property rights, we cannot provide assurance that we would be able to obtain licenses to such intellectual property on commercially reasonable terms, if at all, or that we could develop or obtain alternative technology. If we fail to obtain such licenses at a reasonable cost, such failure may materially disrupt the conduct of our business, and could consume substantial resources and create significant uncertainties. Any legal action against us or our collaborators could lead to:

•	payment of actual damages, royalties, lost profits, potentially treble damages and attorneys’ fees if we are found to have willfully infringed a third party’s patent rights;

•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell our products;

•	us or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all; or

•	significant cost and expense, as well as distraction of our management from our business.

The negative outcomes discussed above could adversely affect our ability to conduct business, financial condition, results of operations and cash flows.

New regulations governing the Internet and e-commerce may negatively affect our business.

Any new legislation or regulation, or the application of existing laws and regulations to the Internet or other online services, could have a material adverse effect on our business, prospects, and financial conditions and results of operations.

In 2013, the Federal Trade Commission (the “FTC”) issued a letter reiterating the guidance it issued in 2002, which recommended that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid search is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid search listings on search results. The adoption of laws or regulations relating to placement of paid search advertisements or user privacy, defamation or taxation may inhibit the growth in use of the

Table of Contents	11

Internet, which in turn, could decrease the demand for our services and increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

The application of new and existing laws and regulations to the Internet or other online services has had a material adverse effect on our business, prospects, financial condition and results of operations in the past. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The Taxpayer Protection Act of 2007 (“H.R. 1677”). Section 8 of H.R. 1677 would have amended Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on certain use of the U.S. Department of the Treasury names and symbols. Although the legislation was never passed by the Senate or signed into law and the bill ceased with the ending of the 110th Congress in January 2009, there is no guarantee that similar legislation won’t be introduced and passed into law by the current or future Congress. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, such legislation may adversely impact our overall operations. We own the Internet domain address US Tax Center at www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. While the bill was never passed into law, if enacted, the passage of such legislation could have severely adversely affected our use of our Internet domain address US Tax Center at www.irs.com as well as our overall operations. In the event a bill such as H.R. 1677 were to become law, we intend to be continue to be diligent in our communications with the Internal Revenue Service and Congress in an effort to mitigate any potential negative effects of such legislation.

Our travel vertical depends on our relationships with travel suppliers and travel distribution partners.

An important component of the success of our travel vertical depends on our ability to maintain and expand relationships with travel suppliers and global distribution system (“GDS”) partners. We derive a substantial portion of our revenue from compensation negotiated with hotel suppliers and GDS partners for bookings made through our mobile application (Roomlia). We cannot provide assurance that hotel suppliers or GDS partners will not further reduce or eliminate compensation, attempt to implement costly direct connections, charge travel agencies for or otherwise restrict access to content, credit card fees or other services, further reduce their average daily rates or decide not to make their travel inventory available to us, or provide accurate booking information, any of which could reduce our revenue and margins thereby adversely affecting our business and financial performance.

Declines or disruptions in the travel industry could adversely affect our business and financial performance.

The success and financial performance of our travel vertical are affected by the health of the worldwide travel industry. Travel expenditures are sensitive to personal and business-related discretionary spending levels and tend to decline or grow more slowly during economic downturns. Decreased travel expenditures could reduce the demand for our services, thereby causing a reduction in revenue.

Our business is also sensitive to fluctuations in hotel supply, occupancy and average daily rates, decreases in airline capacity, periodically rising airline ticket prices, or the imposition of taxes or surcharges by regulatory authorities, all of which we have experienced historically.

Other factors that could negatively affect our business include:

•	Travel-related strikes or labor unrest, bankruptcies or liquidations;

•	Incidents of actual or threatened terrorism;

•	Periods of political instability or geopolitical conflict in which travelers become concerned about safety issues;

•	Natural disasters or events such as severe weather conditions, volcanic eruptions, hurricanes or earthquakes; and

•	Health-related risks, such as the Ebola, H1N1, SARs and avian flu outbreaks.

Such concerns could result in a protracted decrease in demand for our travel services which, depending on its scope and duration and together with any future issues affecting travel safety, could adversely affect our business over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as severe weather conditions, actual or threatened terrorist activity or war, could result in the incurrence of

Table of Contents	12

significant additional costs and decrease our revenues leading to constrained liquidity if we provide relief to affected travelers by refunding the price or fees associated with hotel reservations and other travel products and services.

We face intense competition from larger, more established companies, and we may not be able to compete effectively, which could reduce demand for our services.

The market for the services we offer is increasingly and intensely competitive. Nearly all our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue arrangements with advertisers, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do. In addition, the Internet media and advertising industries continue to experience consolidation, including the acquisitions of companies offering finance-related content and services and paid search services. Industry consolidation has resulted in larger, more established and well-financed competitors with a greater focus. If these industry trends continue, or if we are unable to compete in the Internet media and paid search markets, our financial results may suffer.

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

Substantial future growth will be required in order for us to realize our business objectives. To the extent we are capable of achieving this growth, it will place significant demands on our managerial, operational and financial resources. Additionally, this growth will require us to make significant capital expenditures, hire, train and manage a larger work force, and allocate valuable management resources. We must manage any such growth through appropriate systems and controls in each of these areas. If we do not manage the growth of our business effectively, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

In addition, as our business grows, our technological and network infrastructure must keep in-line with our traffic and advertiser needs. Future demand is difficult to forecast and we may not be able to adequately handle large increases unless we spend substantial amounts to augment our ability to handle increased traffic. Additionally, the implementation of increased network capacity contains some execution risks and may lead to ineffectiveness or inefficiency. This could lead to a diminished experience for our consumers and advertisers and damage our reputation and relationship with them, leading to lower marketability and negative effects on our operating results. Moreover, the pace of innovative change in network technology is fast and if we do not keep up, we may lag behind competitors. The costs of upgrading and improving technology could be substantial and negatively affect our business, financial condition, results of operations and cash flows.

RISKS RELATING TO OUR COMPANY

We have a history of operating losses and we may not generate sufficient revenue to support our operations.

During the year ended December 31, 2014, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $130.0 million and a cash and cash equivalents balance of $1.5 million, both amounts as of December 31, 2014. Our revenue during the year ended December 31, 2014, generated principally from owning and operating our digital media properties, was $1.8 million.

We intend to fund our future operations, particularly related to our young adult lifestyle and personal finance properties, through dynamic growth. Additionally, we are actively evaluating potential acquisitions that would provide additional revenue, assessing the sale of certain non-core assets, and considering sales of minority interests in certain of our operating businesses.  Management has implemented measures to reduce operating costs, and they continuously evaluate other opportunities to reduce costs.

Table of Contents	13

Absent acquisitions of new businesses or material increases in revenue from our existing customers, neither of which we can assure, current revenue growth will not be sufficient to sustain our operations in the long term; therefore, we will likely need to obtain additional capital through equity or debt financing and/or by divesting of certain assets or businesses, neither of which we can assure will happen on commercially reasonable terms, if at all.  In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

We can neither be certain that we will be successful at raising capital at all, nor be certain regarding what amount of capital we may raise. Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Should we fail to successfully implement our plans described herein, such failure would have a material adverse effect on our business, including the possible cessation of operations.

Our substantial indebtedness could adversely affect our financial health.

As of March 25, 2015, we had outstanding indebtedness, including accrued interest, of $10.4 million under promissory notes, including $10.0 million of principal and accrued interest outstanding under convertible notes with interest payable quarterly and principal due upon maturity. Of the total outstanding under convertible promissory notes, we owe $6.9 million of principal and accrued interest to a related party, and $2.9 million of principal on the related-party notes will mature on or prior to December 31, 2015. Two of the promissory notes payable to a related party, representing an aggregate of $6.5 million of principal and accrued interest outstanding, are secured by a lien on substantially all of our assets.

Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund potential acquisitions and for working capital and general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	make us more vulnerable to a general economic downturn than a company that is less leveraged.

We continue to evolve our business strategy and develop new brands and services, and our future prospects are difficult to evaluate.

We are in varying stages of development with regard to our business, so our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Some of such risks and difficulties include our ability to, among other things:

•	increase the number of users of our websites and mobile apps;

•	manage and implement new business strategies;

•	successfully commercialize and monetize our assets;

•	successfully attract advertisers for our owned and operated websites;

•	continue to raise additional working capital;

•	manage operating expense;

•	establish and take advantage of strategic relationships;

Table of Contents	14

•	manage and adapt to rapidly changing and expanding operations;

•	respond effectively to competitive developments; and

•	attract, retain and motivate qualified personnel.

Because of the early stage of development of certain of our business operations, we cannot be certain that our business strategy will be successful or that it will successfully address the risks described or alluded to above.  Any failure by us to successfully implement our new business plans could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, growth into new areas may require changes to our cost structure, modifications to our infrastructure and exposure to new regulatory, legal and competitive risks.

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

Sharecare has a limited history of operations and you must consider its prospects in light of the many risks, uncertainties, expenses, delays and difficulties encountered by companies in their early stages of development. Moreover, Sharecare operates in the highly competitive Internet industry and might not achieve profitability or consumer acceptance in the near term, if ever. Our investment in Sharecare’s equity securities is illiquid and might fail to appreciate and might decline in value or become worthless. It is unlikely our Sharecare equity securities will pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of Sharecare.

Even if Sharecare is successful, our ability to realize the value of our investment might be limited. Because it is a private company, there is no public market for Sharecare’s securities, and the Sharecare securities are subject to restrictions on resale that might prevent us from selling these securities during periods in which it would be advantageous to do so. As a result, we might have to wait for a liquidity event, such as a public offering or the sale of Sharecare, to realize the value of our investment, if any. We do not expect a liquidity event in the near term.

Sharecare will likely need to raise additional capital, or make additional acquisitions, and our equity position in Sharecare may be diluted if Sharecare issues additional equity, options, or warrants. If Sharecare makes a capital call of its existing equity holders, our position may be diluted if we choose not to contribute additional capital.

Historically, a few of our advertising networks and direct advertisers have provided a substantial portion of our revenue. The loss of one of these partners may have a material adverse effect on our operating results.

As is common in the industry, our marketers do not have long-term advertising commitments with us. We cannot assure you that, should agreements with our advertising networks, strategic sales and marketing partners, and/or direct advertisers fail to be renewed or should the contracts be terminated or modified in advance of their expiration, we will be able to timely replace the sponsored listings they provide us. We have had similar agreements in the past that have failed to be renewed or been modified prior to their termination, resulting in adverse effects on our financial results.

We could incur asset impairment charges for intangible assets or other long-lived assets.

We have intangible assets and other long-lived assets, therefore future lower-than-anticipated financial performance or changes in estimates and assumptions, which in many cases require significant judgment, could result in impairment charges. We test intangible assets that are determined to have an indefinite life for impairment during the fourth quarter of each fiscal year, and assess whether factors or indicators, such as unfavorable variances from established business plans, significant changes in forecasted results or volatility inherent to external markets and industries, become apparent that would require an

Table of Contents	15

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

We expect our operating results to fluctuate on a quarterly basis, which may make it difficult to predict our future performance.

Our quarterly results have fluctuated in the past and will likely fluctuate in the future due to a variety of factors, many of which may be outside of our control. Specifically, we expect the revenues associated with our tax-related service businesses to be largely seasonal in nature, with peak revenues occurring during January through April, corresponding to the U.S. tax season.

Acquisitions, business combinations and other transactions present integration risk and may have negative consequences for our business and our stockholders.

We plan to continuously monitor certain strategic acquisition opportunities. The process of integrating acquired businesses into our existing operations may result in unforeseen difficulties, liabilities and costs. For example, the acquisitions of Banks.com and Pop Factory involved the integration of companies that had previously operated independently with principal offices in different distinct locations. Significant management attention and resources were required to integrate the companies, as will be the case with any future acquisitions. Difficulties that we encounter in integrating the operations of acquired businesses could have a material adverse effect on our business, financial condition, results of operations, cash flows, and stock price following the merger. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the anticipated benefits of synergies, innovation and operational efficiencies or that these benefits will be achieved within a reasonable period of time and cost effectively.

RISKS RELATING TO OUR COMMON STOCK

Our stock price has fluctuated considerably and is likely to remain volatile, and various factors could negatively affect the market price or market for our common stock.

The trading price of our common stock has been and may continue to be volatile. From January 1, 2013, through March 27, 2015, the high and low sales prices for our common stock were $9.11 and $1.12, respectively. The trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	general market and economic conditions;

•	the low trading volume and limited public market for our common stock;

•	minimal third-party research regarding our company; and

•	the current and anticipated future operating performance and equity valuation of Sharecare, in which we have a significant equity investment.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of March 25, 2015, our Chairman and Chief Executive Officer, Kai-Shing Tao, may be deemed to beneficially own 5,924,316 shares, or 39.7% of our common stock (includes shares issuable upon exercise of stock options and conversion of notes payable), and InfoSpace LLC, a wholly-owned subsidiary of Blucora, Inc., beneficially owns 738,950 shares, or 5.7% of our outstanding common stock. The interests of these stockholders may not always coincide with the interests of other

Table of Contents	16

stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate actions. Such concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

A significant number of additional shares of our common stock may be issued upon the exercise or conversion of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

As of March 25, 2015, we had notes payable which are convertible into 2,112,106 shares of common stock, options to purchase 1,943,528 shares of common stock and warrants to purchase 1,215,278 shares of common stock outstanding. The issuance of these shares of common stock would substantially dilute the proportionate ownership and voting power of existing stockholders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

Future sales or issuances of our securities may dilute the ownership of existing stockholders and cause the market price of our common stock to decline.

Absent acquisitions of new businesses or material increases in revenue from our existing customers, current revenue growth will not be sufficient to sustain our operations in the long term; therefore, we will likely need to obtain additional capital through equity or debt financing and/or by divesting of certain assets or businesses, neither of which we can assure will happen on commercially reasonable terms, if at all.  In addition, if we obtain capital by issuing equity, such transaction(s) may dilute the proportionate ownership and voting power of existing stockholders.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company more difficult, which acquisition may be beneficial to stockholders.

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of the General Corporation Law of the State of Delaware ("DGCL"), which may discourage, delay or prevent a merger with, acquisition of or other change in control of Remark, even if such a change in control would be beneficial to our stockholders, include the following:

•	only our Board of Directors may call special meetings of our stockholders;

•	our stockholders may take action only at a meeting of our stockholders and not by written consent;

•	we have authorized, undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

Additionally, Section 203 of the DGCL prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. We have not opted out of the restriction under Section 203, as permitted under DGCL.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We conduct substantially all operations from leased office space located at 3930 Howard Hughes Parkway, Suite 400, Las Vegas, Nevada, 89169. Our remaining obligations under our current lease, which ends in 2016, are approximately $0.4 million.

Table of Contents	17

We previously operated in leased office space (which we have subleased for the remainder of the term ending on June 30, 2016) located at Concourse Six, Suite 1500, Atlanta, Georgia, 30328.

ITEM 3.	LEGAL PROCEEDINGS

In February 2014, we entered into a loan agreement with Bombo Sports & Entertainment (“BSE”), which both parties amended in April 2014, pursuant to which we loaned BSE a total of $1.35 million. On November 4, 2014, we filed suit against BSE and its controlling owner in the United States District Court for the District of Nevada in a matter captioned Remark Media, Inc. v. Bombo Sports & Ent., et al. In the lawsuit, we claimed that BSE breached the terms of the amended BSE Loan Agreement by failing to pay the principal and interest on its loan when due, as well as for fraud and declaratory relief. Although we intend to vigorously pursue collection of the full amount owed to us under the amended BSE Loan Agreement, we cannot provide assurance as to what amount, if any, we may be able to collect.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the NASDAQ Capital Market under the symbol MARK.  The following table presents the high and low sales prices of our common stock, as reported on the NASDAQ Capital Market.

	High	Low
Year Ended December 31, 2014
First Quarter	$6.61	$4.61
Second Quarter	9.11	4.93
Third Quarter	9.07	6.25
Fourth Quarter	6.50	4.02
Year Ended December 31, 2013
First Quarter	$2.05	$1.12
Second Quarter	3.78	1.55
Third Quarter	4.57	2.24
Fourth Quarter	6.10	3.45

HOLDERS OF COMMON STOCK

We had 133 holders of record of our common stock as of March 27, 2015.

Table of Contents	18

DIVIDENDS

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

UNREGISTERED SALES OF EQUITY SECURITIES

On November 11, 2014, we sold an aggregate of 238,692 shares to accredited investors in a private placement for $1.35 million in cash.

In December 2014, we sold unsecured convertible promissory notes for an aggregate principal amount of $3.1 million to accredited investors in private placements for $3.1 million in cash. The notes are unsecured and bear interest at a rate of 8.00% per annum, with interest payable quarterly and all unpaid principal and any accrued but unpaid interest due and payable on the second anniversary of their issuance. We may prepay all or any portion of the notes at any time upon providing at least 15-days prior written notice to the note holder. At any time, either the note holder or we may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under the note into shares of our common stock at a conversion price of $5.50 per share, except that we may only do so if the closing price of our common stock on the immediately-preceding trading day is greater than or equal to the conversion price.

We made the offers and sales of securities in these private placements in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investors in purchase agreements we entered into with each investor.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents certain information as of December 31, 2014 regarding our equity compensation plans (the 2006 Equity Incentive Plan, the 2010 Equity Incentive Plan and the 2014 Equity Incentive Plan, all of which were approved by our security holders):

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders	1,735,962	$9.63	4,681,117
Not approved by security holders	—	$—	—

See more detailed information regarding our equity compensation plans in Note 14 in the Notes to Consolidated Financial Statements in this 2014 Form 10-K.

Table of Contents	19

ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents our repurchases of our common stock during the fourth quarter of 2014:

	Total Number of Shares Purchased	Average Price Paid per Share
October 1st through October 31st	—	—
November 1st through November 30th	51,557	$4.97
December 1st through December 31st	14,643	4.49
	66,200	$4.86

The share amounts in the table above represent common stock shares delivered to us by employees in payment of tax withholding upon the vesting of restricted stock awards made under our equity compensation plans. We have not had, nor do we plan to have in the foreseeable future, any programs, regardless of whether publicly announced, to repurchase shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2014 in conjunction with our audited consolidated financial statements and notes thereto set forth in Part II, Item 8 of this 2014 Form 10-K.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this 2014 Form 10-K.

OVERVIEW

As more fully described in Item 1. Business in Part I of this 2014 Form 10-K, we focus on owning and operating digital media properties that provide unique, high-quality online experiences in several content verticals; including personal finance, young adult lifestyle, travel, entertainment, education and social media; that we believe are important to young adults aged 18 to 34 years old. By providing such experiences, we expect to attract and retain a large user base that is both attractive to potential advertisers and loyal to our various brands. During 2014, we earned most of our revenue through our sites that provide U.S. tax filing extension services and information on U.S. tax matters, with various advertising mechanisms and merchandise sales also contributing to our revenue.

Currently, our digital media properties in the U.S. provide substantially all of our revenue. In addition to diversifying our content offerings, we also seek to increase revenue earned from outside the U.S, and we believe that KanKan may help to achieve that goal. As described earlier, KanKan will provide users with what we believe will be unprecedented access to their friends’ social media activity on various other outlets from within our mobile application, while also allowing for localized advertising and, we believe, eventually allowing for integration with certain popular online games. We are planning a full launch in China during the second quarter of 2015 and, following as soon after the launch in China as is practicable, we expect to launch the application (under different branding) in other parts of the world, including the United States. We incurred $0.5 million of expense during 2014 related to the development of KanKan, and we expect such expense to increase significantly during 2015. Additionally, we are continuing our efforts to leverage our work in relation to the “Clash in Cotai” Pacquiao vs. Rios boxing event that occurred in Macau, China in November 2013 to develop opportunities to deliver original sports and entertainment content to the evolving Chinese media market through our existing strategic relationships.

Table of Contents	20

Our 2014 acquisition of Hotelmobi and its mobile hotel-booking application Roomlia gave us a foothold in the travel vertical, which we believe is very important to our target customers. Roomlia has not yet contributed significant revenue, primarily because we have not aggressively marketed the application. We expect revenue to increase during 2015 as we ramp up marketing efforts and add new markets and hotels in North America and the Caribbean.

During 2014, our Banks.com subsidiary acquired additional domain names (taxextension.com, taxextensions.com, and onlinetaxextension.com) which added to our offerings related to U.S. tax filing extension services.

In the foreseeable future, we intend to strategically acquire existing digital media properties in the content verticals that we believe are important to millennials, such as social media, personal finance, lifestyle, travel, and entertainment.

Impact of Foreign Exchange

Although we do business in foreign countries, the effects of foreign exchange have not materially impacted our financial results, nor do we expect that they will materially impact our financial results in the foreseeable future.

Matters Affecting Comparability of Results

We have included Hotelmobi’s assets and liabilities in our consolidated financial statements as of the date we acquired Hotelmobi, while we have included its results of operations in our consolidated financial statements since the acquisition date.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our results of operations and liquidity and capital resources is based upon our financial statements. We prepare our financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain of our accounting policies require that we apply significant judgment in determining the estimates and assumptions for calculating estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We use, in part, our historical experience, terms of existing contracts, observance of trends in the industry and information obtained from independent valuation experts or other outside sources to make our judgments. We cannot assure you that our actual results will conform to our estimates. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows.

Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the fair value of the derivative liability related to certain stock warrants we issued, the fair value of stock options issued under our equity incentive plans (as well as the related rate of forfeitures), the estimated cash flows we use in assessing the recoverability of long-lived assets, and the estimated fair values we use when indicators suggest the need to quantitatively test goodwill for impairment. Actual results could differ from those estimates.

Business Combinations

We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the purchase price of our acquisitions to the identifiable tangible and intangible assets acquired and liabilities assumed based on

Table of Contents	21	Financial Statement Index

the estimated fair values of such assets and liabilities, with the excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include, but are not limited to, the future expected cash flows resulting from customer relationships and from the use of domain names; as well as discount rates. We base estimates of fair value upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable; therefore, actual results may differ from our estimates.

Accounting for Share-Based Compensation

We measure compensation expense related to stock options awarded using information available as of the grant date to estimate the fair value of awards, then we recognize the compensation expense over the requisite service period (generally the vesting period) of the award.

We estimate the fair value of stock options using the Black-Scholes-Merton option pricing model, which requires estimates for the expected volatility of our stock price, expected annual dividend rates, the risk-free interest rate and the expected term of the share-based award. To measure compensation expense related to restricted stock shares awarded to employees, we use an estimate of the fair value of our common stock on the grant date. We include an estimate of the number of awards which we expect will be forfeited, and we update that number based on actual forfeitures.

We do not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit).  For utilization of tax attributes upon the realization of net operating losses in the future, we apply the “with and without” approach, which allocates share-based compensation benefits last among other tax benefits recognized.  We also apply the “direct only” method in calculating the amount of windfalls or shortfalls.

Derivative Liability

Our derivative liability represents the fair value of certain common stock warrants we issued in connection with a private placement of our common stock to accredited investors in 2012. We present the warrants as liabilities because they contain certain provisions allowing for reduction of their exercise price. We estimate the warrants’ fair value using the Monte Carlo Simulation method, and recognize the change in the fair value of the warrants as other income or expense in our consolidated statement of operations. The Monte Carlo Simulation method uses many of the same types of estimated inputs that the Black-Scholes-Merton option pricing model uses.

Impairments

Long-Lived Assets Other Than Indefinite-Lived Intangible Assets. When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, we evaluate long-lived assets for potential impairment, basing our testing method upon whether the assets are held for sale or held for use. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets held and used, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, we recognize an impairment loss for the difference between the carrying value of the asset and its fair value.

Goodwill and Indefinite-Lived Intangible Assets. When testing for impairment, we first evaluate qualitative factors to determine whether events and circumstances indicate that, more likely than not, an indefinite-lived intangible asset is impaired. If, after evaluating the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, we determine that, more likely than not, an indefinite-lived intangible asset is impaired, we then quantitatively test for impairment.

Table of Contents	22	Financial Statement Index

Investment. We routinely perform an assessment of our investment in Sharecare to determine if it is other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to how long the security has been impaired, the amount of the impairment, the financial condition and near-term prospects of the issuer, whether the issuer is current on contractually-obligated interest and principal payments, key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

If we determine that the investment has incurred an other-than-temporary impairment, we permanently reduce the cost of the security to fair value and recognize an impairment charge in our consolidated statements of operations.

RESULTS OF OPERATIONS

Revenue

	Year Ended December 31,		Year-to-Year Change
	2014	2013	Dollars	Percentage
Revenue	$1,838	$2,048	$(210)	(10)%

The following factors affected revenue during 2014:

•	Advertising revenue from our personal finance sites decreased approximately $0.4 million, primarily due to the termination of a particular contract.

•	Our purchase of the Taxextension.com domain names increased our revenue from tax extension services by $0.1 million.

Operating Expense

	Year Ended December 31,		Year-to-Year Change
	2014	2013	Dollars	Percentage
Sales and marketing	$345	$388	$(43)	(11)%
Content, technology and development	508	567	(59)	(10)%
General and administrative	17,810	6,313	11,497	182%
Depreciation and amortization	767	666	101	15%
Impairment of long-lived assets	268	—	268
Total operating expense	$19,698	$7,934	$11,764	148%

At December 31, 2013, we employed 24 people. As of December 31, 2014, the number of employees had grown to approximately 60, primarily as a result of our acquisition of Hotelmobi, as we continued to execute our plan to strategically acquire businesses in the content verticals we want to address. To attract the best talent available, retain those people we already employ, and keep cash compensation cost low in the near term, we created a new equity incentive plan during 2014. The combination of more employees and a stronger focus on equity compensation in the near term resulted in a $9.0 million increase in share-based compensation expense. We expect share-based compensation to remain at a similar level in 2015.

Table of Contents	23	Financial Statement Index

In addition to the increase in share-based compensation, the following other factors significantly increased general and administrative expense:

•	The addition of personnel noted above resulted in an increase of $2.2 million in payroll and payroll related expense.

•	The due diligence associated with acquisitions and dispositions, as well as ongoing corporate matters, resulted in an increase of $0.6 million in professional fees.

The addition of $3.3 million of intangible assets as a result of the Hotelmobi acquisition caused the increase in our depreciation and amortization expense.

During 2014, we made the decision to dispose of MyStockFund.com, which prompted us to evaluate MyStockFund.com’s long-lived assets for impairment. After we determined that we could not generate enough cash inflows related to the assets to support their full carrying value, we recorded a loss on impairment of long-lived assets in the amount noted in the table above.

Other Income (Expense)

	Year Ended December 31,		Year-to-Year Change
	2014	2013	Dollars	Percentage
Interest expense	(460)	(364)	(96)	26%
Other income	82	—	82	—
Gain (loss) on change in fair value of derivative liability	28	(492)	520	(106)%
Total other expense	(350)	(856)	506	(59)%

Our issuances of notes payable during 2014, as well as the note payable we issued in November 2013, resulted in an increase in interest expense. The other income represents interest we earned on the $1.35 million we loaned to BSE. The notes payable and the note receivable are described in more detail in Note 4, Note 12 and Note 15.

As presented in Note 5, the calculation of the derivative liability and, therefore, the gain or loss on the liability, was affected by the decreases in the inputs. Additionally, 56,345 warrants were converted during 2014, reducing the liability.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the year ended December 31, 2014, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $130.0 million and a cash and cash equivalents balance of $1.5 million, both amounts as of December 31, 2014. Our revenue during the year ended December 31, 2014 was $1.8 million.

We entered into the following transactions during the year:

•	On January 15, 2014, our wholly-owned subsidiary, Banks.com, completed an asset acquisition of domain names which provide web-based tax extension services.

•
On January 29, 2014, we issued a senior secured convertible promissory note in the original principal amount of $3.5 million to Digipac, LLC, a related party that also holds a $2.5 million senior secured convertible promissory note we issued in November 2013.

•	On February 11, 2014, April 16, 2014, April 21, 2014 and June 12, 2014, we loaned cash to BSE in an aggregate amount of $1.35 million.

Table of Contents	24

•	On May 2, 2014, our wholly-owned subsidiary, Roomlia, Inc., acquired Hotelmobi, owner and operator of a mobile hotel booking application, for $0.2 million in cash and $6.6 million of our common stock.

•	We raised cash through the following private placements of our common stock:

◦	On June 16, 2014, we sold an aggregate of 470,000 shares for $2.8 million in cash.

◦	On September 15, 2014, we sold 83,333 shares for $0.5 million in cash.

◦	On November 11, 2014, we sold an aggregate of 238,692 shares for $1.35 million in cash.

•	On September 11, 2014, Digipac loaned us $0.35 million, which loan is evidenced by a demand note.

•	In December 2014, we issued unsecured convertible promissory notes in an aggregate principal amount of $3.1 million.

You can find more detail regarding the transactions noted above in Note 6, Note 14, and Note 15.

We intend to fund our future operations, particularly related to our young adult lifestyle and personal finance properties, through dynamic growth. Additionally, we are actively evaluating potential acquisitions that would provide additional revenue, assessing the sale of certain non-core assets, and considering sales of minority interests in certain of our operating businesses.  Management has implemented measures to reduce operating costs, and they continuously evaluate other opportunities to reduce costs.

Absent acquisitions of new businesses or material increases in revenue from our existing customers, neither of which we can assure, current revenue growth will not be sufficient to sustain our operations in the long term; therefore, we will likely need to obtain additional capital through equity or debt financing and/or by divesting of certain assets or businesses, neither of which we can assure will happen on commercially reasonable terms, if at all.  In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

We can neither be certain that we will be successful at raising capital at all, nor be certain regarding what amount of capital we may raise. Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Should we fail to successfully implement our plans described herein, such failure would have a material adverse effect on our business, including the possible cessation of operations.

See Note 16 in the Notes to Consolidated Financial Statements for more detail regarding an equity issuance we are consummating during the first quarter of 2015.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through December 31, 2015. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

We used $3.2 million more cash in operating activities during 2014 than we did during 2013. The increase in payroll and payroll-related costs (described in the preceding Results of Operations section) had the largest impact on our use of cash in operating activities, while the timing of payments related to elements of working capital also increased the amount of cash we used.

Table of Contents	25

Cash Flows from Investing Activities

During the year ended December 31, 2014, we used $1.4 million more for investing activities than we did during the year ended December 31, 2013. The increase in cash used in our investing activities primarily resulted from our loan of $1.35 million to BSE (for further details on the loan to BSE, see Note 4 in the Notes to Consolidated Financial Statements). In addition, we used more cash on asset additions (primarily associated with software projects in process) and investment in Sharecare, but we used less cash for business acquisitions.

Cash Flows from Financing Activities

During the year ended December 31, 2014, our financing activities provided $4.9 million more than during the year ended December 31, 2013. During 2014, we obtained $4.8 million from common stock issuances and another $7.1 million by issuing notes payable (for further details on the notes payable, see Note 11 in the Notes to Consolidate Financial Statements).

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Consolidated Financial Statements included in this 2014 Form 10-K for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the required financial statements and schedules in this 2014 Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that the information we must disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered

Table of Contents	26

by this 2014 Form 10-K. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Based upon our evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process which involves human diligence and compliance, and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting may also be circumvented by collusion or improper management override. The inherent limitations pose a risk that internal control over financial reporting may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the risk that the degree of compliance with the policies or procedures may deteriorate. Because inherent limitations are known features of the financial reporting process, it is possible to design the process with safeguards which reduce, though not eliminate, the risk posed by inherent limitations.

ITEM 9B.	OTHER INFORMATION

None

Table of Contents	27	Financial Statement Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our proxy statement for our 2015 annual stockholders’ meeting (“2015 Proxy Statement”), which we will file with the SEC pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our 2015 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information under the caption Security Ownership of Certain Beneficial Owners and Management in our 2015 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our 2015 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information under the caption Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2015 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2014 Form 10-K:

Consolidated Financial Statements

In Part II, Item 8, we have included our consolidated financial statements, the notes thereto and the report of our Independent Registered Public Accounting Firm.

Financial Statement Schedules

We have omitted schedules required by applicable SEC accounting regulations because they are either not required under the related instructions, are inapplicable, or we present the required information in the financial statements or notes thereto.

Table of Contents	28

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this 2014 Form 10-K in the attached Exhibit Index.

EXHIBIT INDEX

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
2.1
Agreement and Plan of Merger, dated as of April 20, 2006, among HowStuffWorks, Inc., HSW International, Inc. (n/k/a Remark Media, Inc.), HSW International Merger Corporation and INTAC International, Inc.
		S-4/A	07/10/2007	Annex A
2.2
First Amendment to Agreement and Plan of Merger, dated January 29, 2007, among HowStuffWorks, Inc. (n/k/a Remark Media, Inc.), HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.
		S-4/A	07/10/2007	Annex B
2.3	Second Amendment to Agreement and Plan of Merger, dated August 23, 2007, among HowStuffWorks, Inc. (n/k/a Remark Media, Inc.), HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-1/A	01/14/2008	2.3
2.4	Share Purchase Agreement among INTAC International, Inc., China Trend Holdings Ltd. and Wei Zhou, dated February 15, 2008	8-K	02/20/2008	2.4
2.5 [1]	Agreement and Plan of Merger dated as of November 26, 2008, by and among HSW International, Inc. (n/k/a as Remark Media, Inc.), DS Newco, Inc., DailyStrength, Inc. and Douglas J. Hirsch	8-K	12/03/2008	10.25
2.6 [2]	Asset Purchase Agreement by and among HSW International, Inc. (n/k/a Remark Media, Inc.), DailyStrength, Inc., DS Acquisition, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/2009	10.28
2.7 [2]	Agreement and Plan of Merger among Remark Media, Inc. Remark Florida, Inc. and Banks.com, Inc. dated February 26, 2012	8-K	02/28/2012	2.1
2.8	Amendment No. 1 to Agreement and Plan of Merger among Remark Media, Inc., Remark Florida, Inc. and Banks.com, Inc. dated June 5, 2012	8-K	06/06/2012	2.1
2.9 [2]	Agreement and Plan of Merger, dated as of May 2, 2014, by and among Remark Media, Inc., Roomlia, Inc. and Hotelmobi Inc.	8-K	05/07/2014	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	12/30/2014	3.1
3.2	Amended and Restated Bylaws	8-K	02/13/2015	3.1
4.1	Specimen certificate of common stock of Remark Media, Inc.	10-K	03/23/2012	4.1
4.2	Form of Warrant to Purchase Common Stock dated February 27, 2012 issued to investors	8-K	02/28/2012	4.1
4.3	Form of Roomlia Warrants	8-K	05/07/2014	4.1
4.4	Senior Secured Convertible Promissory Note dated November 14, 2013	8-K	11/17/2013	10.1

Table of Contents	29

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
4.5	Senior Secured Convertible Promissory Note dated January 29, 2014	8-K	02/04/2014	4.1
4.6	Demand Note dated September 11, 2014	10-Q	11/14/2014	4.1
4.7	Convertible Promissory Note dated December 17, 2014	8-K	12/23/2014	4.1
4.8	Registration Rights Agreement, dated as of February 27, 2012, by and among Remark Media, Inc. and the investors named therein	8-K	02/28/2012	10.2
4.9	Registration Rights Agreement, dated as of November 17, 2014, by and between Remark Media, Inc. and Discover Growth Fund	8-K	11/17/2014	10.2
10.1	Contribution Agreement (Brazil) between HowStuffWorks, Inc. and HSW International, Inc. (n/k/a Remark Media, Inc.) dated as of October 2, 2007	8-K	10/09/2007	10.1
10.2	Contribution Agreement (PRC Territories) between HowStuffWorks, Inc. and HSW International, Inc. (n/k/a Remark Media, Inc.), dated as of October 2, 2007	8-K	10/09/2007	10.2
10.3	Update Agreement between HowStuffWorks, Inc. and HSW International, Inc. (n/k/a Remark Media, Inc.) dated as of October 2, 2007	8-K	10/09/2007	10.4
10.4	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. (n/k/a Remark Media, Inc.) related to certain rights in India and Russia dated as of December 17, 2007	S-1/A	01/14/2008	10.15
10.5	Amended and Restated Letter Agreement between HowStuffWorks, Inc. and HSW International, Inc. (n/k/a Remark Media, Inc.) related to certain trademark rights dated as of December 17, 2007	S-1/A	01/14/2008	10.16
10.6	Stock Purchase Agreement between HSW International, Inc. (n/k/a Remark Media, Inc.) and the investors named therein, dated February 15, 2008	8-K	02/20/2008	10.21
10.7 [1]	Content License Agreement dated September 17, 2008 between HSW International, Inc. (n/k/a Remark Media, Inc.) and World Book, Inc. and Amendment	10-Q	11/14/2008	10.24
10.8 [1]	Letter Agreement for Services Agreement by and between HSW International, Inc. (n/k/a Remark Media, Inc.) and Sharecare, Inc., dated as of October 30, 2009	10-Q/A	01/22/2010	10.31
10.9	First Amendment to the Letter Agreement for Services by and between Sharecare, Inc. and HSW International, Inc. (n/k/a Remark Media, Inc.) dated December 30, 2009	8-K	01/07/2010	10.31.1
10.10	Second Amendment to the Letter Agreement for Services by and between Sharecare Inc (n/k/a Remark Media, Inc.) and HSW International, Inc. dated June 30, 2010	10-Q	08/12/2010	10.35
10.11	License Agreement dated as of October 30, 2009, by and among HSW International, Inc. (n/k/a Remark Media, Inc.), Sharecare Inc. ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC	10-Q/A	01/22/2010	10.31

Table of Contents	30	Financial Statement Index

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.12	Sublease Agreement by and between HSW International, Inc. (n/k/a Remark Media, Inc.) and Sharecare, Inc. dated as of March 30, 2010	8-K	04/05/2010	10.33
10.13	Services Agreement effective as of April 19, 2010, between HSW International, Inc. (n/k/a Remark Media, Inc.) and Discovery Communications, LLC	10-K	03/29/2011	10.40
10.14 [2]	Purchase Agreement dated February 27, 2012, among Remark Media, Inc. and the investors named therein	8-K	02/28/2012	10.1
10.15 [1,2]	First Amendment to Letter Agreement for Employment between remark Media, Inc. and Carrie B. Ferman dated effective October 1, 2012	10-Q/A	11/27/2012	10.2
10.16	Security Agreement between Remark Media, Inc. and Digipac, LLC dated November 23, 2012	8-K	11/28/2012	10.2
10.17	Amendment No. 1 to Security Agreement between Remark Media, Inc. and Digipac, LLC dated March 28, 2013	8-K	04/04/2013	10.2
10.18	Amendment No. 2 to Security Agreement between Remark Media, Inc. and Digipac, LLC dated November 13, 2013	8-K	11/17/2013	10.2
10.19	Amendment No. 3 to Security Agreement between Remark Media, Inc. and Digipac, LLC dated January 24, 2014	8-K	02/04/2014	10.1
10.20	Sublease Agreement between Holland & Knight and Remark Media, Inc. dated February 28, 2013	8-K	03/06/2013	10.1
10.21	Membership Interest Purchase Agreement between Remark Media, Inc., Pop Factory LLC, Howard Sonnenschein and Gail Sonnenschein dated March 29, 2013	8-K	04/04/2013	2.1
10.22 [1]	Services Agreement between Remark Media, Inc. and TheStreet, Inc. effective November 15, 2012	10-Q/A	03/25/2013	10.1
10.23	Confidential Agreement and Release Agreement between Remark Media, Inc. and Bradley Zimmer dated January 17, 2014	8-K	01/24/2014	10.1
10.24	Loan Agreement dated February 11, 2014 by Remark Media, Inc. and Bombo, Sports & Entertainment, LLC	8-K	02/18/2014	10.1
10.25	Amendment to Loan Agreement, dated April 16, 2014, by and between Remark Media, Inc. and Bombo Sports & Entertainment, LLC	8-K	04/23/2014	10.1
10.26	Stock Purchase Agreement, dated as of November 17, 2014, by and between Remark Media, Inc. and Discover Growth Fund	8-K	11/17/2014	10.1
10.27	2006 Equity Incentive Plan	S-8	11/05/2007	4.2
10.28	2010 Equity Incentive Plan	8-K	06/21/2010	10.34
10.29	2014 Incentive Plan, as amended December 23, 2014	8-K	12/30/2014	10.1
21.1 [5]	List of subsidiaries
23.1 [5]	Consent of Cherry Bekaert LLP

Table of Contents	31	Financial Statement Index

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
31.1 [5]	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 [5]	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32 [5]	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS [4]	XBRL Instance Document
101.SCH [4]	XBRL Taxonomy Extension Schema Document
101.CAL [4]	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF [4]	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB [4]	XBRL Taxonomy Extension Label Linkbase Document
101.PRE [4]	XBRL Taxonomy Extension Presentation Linkbase Document

1.	With respect to certain portions of this exhibit, we requested confidential treatment and omitted such portions, which we filed separately with the SEC.

2.
We have omitted certain schedules and exhibits to these agreements in accordance with item 601(b)(2) of Regulation S-K. We will furnish a copy of any omitted schedule and/or exhibit to the SEC upon request.

3.	Management Contract or Compensation Plan or Arrangement.

4.
We furnish these exhibits to the SEC as accompanying documents and they shall neither be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934 (and are otherwise not subject to the liabilities of such Sections), nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

5.	Filed herewith.

Table of Contents	32	Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK MEDIA, INC.

Date:	March 31, 2015	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kai-Shing Tao
Kai-Shing Tao	Chief Executive Officer and Chairman (principal executive officer)	March 31, 2015

/s/ Douglas Osrow
Douglas Osrow	Chief Financial Officer (principal financial and accounting officer)	March 31, 2015

/s/ Theodore Botts
Theodore Botts	Director and Audit Committee Chairman	March 31, 2015

/s/ Robert Goldstein
Robert Goldstein	Director and Compensation Committee Chairman	March 31, 2015

/s/ William Grounds
William Grounds	Director and Nominating and Governance Committee Chairman	March 31, 2015

/s/ Jason E. Strauss
Jason E. Strauss	Director	March 31, 2015

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Remark Media, Inc.

We have audited the accompanying consolidated balance sheets of Remark Media, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company recognized net losses of approximately $18.2 million and $7.0 million during 2014 and 2013, respectively.  At December 31, 2014, the Company had incurred cumulative net losses of approximately $130.0 million.  Management’s plans in regard to this matter are described in Note 1.

/s/ Cherry Bekaert LLP
Atlanta, Georgia
March 31, 2015

Table of Contents	F - 2	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,525	$1,261
Trade accounts receivable	41	101
Prepaid expense and other current assets	707	358
Total current assets	2,273	1,720
Notes receivable	1,350	—
Property and equipment, net	1,398	213
Investment in unconsolidated affiliate	1,030	230
Intangibles, net	6,518	3,602
Goodwill	5,293	1,823
Other long-term assets	94	134
Total assets	$17,956	$7,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,356	$1,026
Advances from stockholder	86	86
Accrued expense and other current liabilities	1,210	731
Note payable to related party	350	—
Derivative liability	512	769
Current maturities of long-term debt payable to related parties	2,500	—
Current maturities of capital lease obligations	158	177
Total current liabilities	6,172	2,789
Long-term debt	3,100	—
Long-term debt payable to related parties, less current portion and discount	3,481	2,500
Capital lease obligations, less current portion	—	151
Other liabilities	25	25
Total liabilities	12,778	5,465

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 50,000,000 and 20,000,000 shares authorized for 2014 and 2013, respectively; 12,784,960 and 10,979,372 shares issued and outstanding for 2014 and 2013, respectively	13	11
Additional paid-in-capital	135,116	114,026
Accumulated other comprehensive income (loss)	36	(3)
Accumulated deficit	(129,987)	(111,777)
Total stockholders’ equity	5,178	2,257
Total liabilities and stockholders’ equity	$17,956	$7,722
See notes to consolidated financial statements

Table of Contents	F - 3	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2014	2013
Revenue	$1,838	$2,048
Operating expense
Sales and marketing	345	388
Content, technology and development	508	567
General and administrative	17,810	6,313
Depreciation and amortization	767	666
Impairment of long-lived assets	268	—
Total operating expense	19,698	7,934
Operating loss	(17,860)	(5,886)
Other income (expense)
Interest expense	(460)	(364)
Other income	82	—
Gain (loss) on change in fair value of derivative liability	28	(492)
Total other income (expense)	(350)	(856)
Loss before gain (loss) from equity-method investments	(18,210)	(6,742)
Proportionate share of loss from equity-method investment	—	(223)
Change of interest gain of equity-method investee	—	—
Loss before income taxes	(18,210)	(6,965)
Benefit from (provision for) income taxes	—	—
Net loss	$(18,210)	$(6,965)
Other comprehensive income (loss)
Foreign currency translation adjustments	39	(9)
Comprehensive loss	(18,171)	(6,974)

Weighted-average shares outstanding, basic and diluted	11,884	7,733

Net loss per share, basic and diluted	(1.53)	(0.90)
See notes to consolidated financial statements

Table of Contents	F - 4	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except number of shares)

	Common Stock and Additional Paid-In Capital
	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2012	7,113,744	$107,307	$6	$(104,812)	$2,501
Net loss	—	—	—	(6,965)	(6,965)
Foreign currency translation adjustment	—	—	(9)	—	(9)
Share-based compensation	—	728	—	—	728
Common stock issuances	308,956	—	—	—	—
Conversion of notes payable	3,556,672	6,002	—	—	6,002
Balance at December 31, 2013	10,979,372	$114,037	$(3)	$(111,777)	$2,257
Net loss	—	—	—	(18,210)	(18,210)
Foreign currency translation adjustment	—	—	39	—	39
Share-based compensation	—	7,999	—	—	7,999
Common stock issuances	1,192,025	11,302	—	—	11,302
Restricted stock award vesting	587,500	1,677	—	—	1,677
Forfeiture of certain shares to satisfy exercise costs and the recipients’ income tax obligations related to restricted stock vested	(66,200)	(322)	—	—	(322)
Option exercises	73,574	214	—	—	214
Warrant exercises	18,689	222	—	—	222
Balance at December 31, 2014	12,784,960	$135,129	$36	$(129,987)	$5,178
See notes to consolidated financial statements

Table of Contents	F - 5	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(18,210)	$(6,965)
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	(28)	492
Depreciation and amortization	767	666
Share-based compensation	9,676	728
Impairment of long-lived assets	268	—
Loss on asset disposals	17	114
Write off of property, equipment and software	23	—
Loss on exit activity	—	99
Loss on equity-method investments	—	223
Interest accretion related to beneficial conversion feature of convertible debt	16	—
Changes in operating assets and liabilities:
Accounts receivable	60	1
Prepaid expense and other assets	(308)	117
Accounts payable, accrued expense and other liabilities	808	781
Other	(37)	—
Net cash used in operating activities	(6,948)	(3,744)
Cash flows from investing activities (net of effects of acquisitions):
Purchases of property, equipment and software	(1,316)	(120)
Investment in unconsolidated affiliate	(800)	—
Business acquisitions, net of cash received	(178)	(2,375)
Other asset additions	(518)	—
Loan to third party	(1,350)	—
Other, net	—	(282)
Net cash used in investing activities	(4,162)	(2,777)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,843	—
Proceeds from debt issuance	7,100	6,500
Repayments of debt	(150)	—
Forfeiture of certain shares to satisfy exercise costs and the recipients’ income tax obligations related to restricted stock vested	(322)	—
Payments of capital lease obligations	(136)	(72)
Net cash provided by financing activities	11,335	6,428
Net increase (decrease) in cash and cash equivalents	225	(93)
Cash and cash equivalents:
Beginning of year	1,261	1,355
Impact of foreign currency translation on cash	39	(1)
End of year	$1,525	$1,261

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in acquisition transactions	6,638	—
Exercise of warrants	229	5,998
See notes to consolidated financial statements.

Table of Contents	F - 6	Financial Statement Index

REMARK MEDIA, INC.
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Media, Inc. (“Remark”, “we”, “us”, or “our”) is a global digital media company headquartered in Las Vegas, Nevada, with additional operations in Beijing, China and Sao Paolo, Brazil. Our primary operations consist of owning and operating digital media properties, such as websites and applications for mobile devices, primarily in the United States and Asia. Through our websites and mobile applications, we provide customers with the ability to file business and personal tax extensions with the IRS, to make hotel reservations through our Roomlia mobile application, to purchase merchandise via our Bikini.com website, and we provide third-party companies to advertise on our websites. Our common stock is listed on the NASDAQ Capital Market under the ticker symbol MARK.

Liquidity Considerations

During the year ended December 31, 2014, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $130.0 million and a cash and cash equivalents balance of $1.5 million, both amounts as of December 31, 2014. Our revenue during the year ended December 31, 2014 was $1.8 million.

We entered into the following transactions during the year ended December 31, 2014:

•	On January 15, 2014, our wholly-owned subsidiary, Banks.com, completed an asset acquisition of domain names which provide web-based tax extension services.

•
On January 29, 2014, we issued a senior secured convertible promissory note in the original principal amount of $3.5 million to Digipac, LLC, a related party also holding a $2.5 million senior secured convertible promissory note we issued in November 2013.

•	On February 11, 2014, April 16, 2014, April 21, 2014 and June 12, 2014, we loaned cash to Bombo Sports & Entertainment, LLC (“BSE”) in an aggregate amount of $1.35 million.

•
On May 2, 2014, our wholly-owned subsidiary, Roomlia, Inc., acquired Hotelmobi, Inc. (“Hotelmobi”), owner and operator of the mobile hotel booking application Roomlia, for $0.2 million in cash and $6.6 million of our common stock.

•	We raised cash through the following private placements of our common stock:

◦	On June 16, 2014, we sold 470,000 shares for $2.8 million in cash.

◦	On September 15, 2014, we sold 83,333 shares for $0.5 million in cash.

◦	On November 11, 2014, we sold 238,692 shares for $1.35 million in cash.

•	On September 11, 2014, Digipac, LLC loaned us $0.35 million, which loan is evidenced by a demand note.

•	In December 2014, we issued unsecured convertible promissory notes in an aggregate principal amount of $3.1 million.

You can find more detail regarding the transactions noted above in Note 6, Note 14, and Note 15.

We intend to fund our future operations, particularly related to our young adult lifestyle and personal finance properties, through dynamic growth. Additionally, we are actively evaluating potential acquisitions that would provide additional revenue, assessing the sale of certain non-core assets, and considering sales of minority interests in certain of our operating businesses.

Table of Contents	F - 7	Financial Statement Index

Management has implemented measures to reduce operating costs, and they continuously evaluate other opportunities to reduce costs.

Absent acquisitions of new businesses or material increases in revenue from our existing customers, neither of which we can assure, current revenue growth will not be sufficient to sustain our operations in the long term; therefore, we will likely need to obtain additional capital through equity or debt financing and/or by divesting of certain assets or businesses, neither of which we can assure will happen on commercially reasonable terms, if at all.  In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

We can neither be certain that we will be successful at raising capital at all, nor be certain regarding what amount of capital we may raise. Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Should we fail to successfully implement our plans described herein, such failure would have a material adverse effect on our business, including the possible cessation of operations.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through December 31, 2015. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Comparability

We reclassified certain amounts in the 2013 footnotes to conform to the 2014 presentation. The reclassification, which consisted of readjusting the subcategories of prepaid expense and other current assets disclosed in the Notes to Consolidated Financial Statements, had no impact on our results of operations, cash flows or owners’ equity as previously reported.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation. The equity of certain of our subsidiaries is either partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

We use the cost method to account for equity investments in which we cannot exercise significant influence over the investee.

Use of Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets, the useful lives of property and equipment, stock-based compensation, equity-method investments and income taxes, among other items.

Revenue Recognition

We recognize revenue as visitors are exposed to or react to advertisements on our websites, or when they purchase goods or services from our websites. Revenue from advertising is generated from the use of sponsored links and display advertising, including both pay-per-performance advertising and paid-for-impression advertising. In the pay-per-performance model, we

Table of Contents	F - 8	Financial Statement Index

earn revenue based on the number of clicks or other actions taken associated with such ads, while in the paid-for-impression model, we earn revenue from the display of ads.

Share-Based Compensation

We measure compensation expense related to stock options awarded using information available as of the grant date to estimate the fair value of awards, then we recognize the compensation expense over the requisite service period (generally the vesting period) of the award.

We estimate the fair value of stock options using the Black-Scholes-Merton option pricing model, which requires estimates for the expected volatility of our stock price, expected annual dividend rates, the risk-free interest rate and the expected term of the share-based award. To measure compensation expense related to restricted stock shares awarded to employees, we use an estimate of the fair value of our common stock on the grant date. We include an estimate of the number of awards which we expect will be forfeited, and we update that number based on actual forfeitures.

We do not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit).  For utilization of tax attributes upon the realization of net operating losses in the future, we apply the “with and without” approach, which allocates share-based compensation benefits last among other tax benefits recognized.  We also apply the “direct only” method in calculating the amount of windfalls or shortfalls.

Concentrations of Credit Risk

We maintain most of our cash, approximately 93% of which is denominated in U.S. dollars, at one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000; however, at times, cash balances may exceed the FDIC-insured limit. As of December 31, 2014, we do not believe we have any significant concentrations of credit risk, although approximately $1.0 million of our cash balance exceeded the FDIC-insured limit. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the U.S. dollar, although such risk is somewhat mitigated because we transfer U.S. funds to Brazil and China to fund local operations.  If, however, the U.S. dollar is devalued significantly against the Brazilian or the Chinese currencies, our cost to further develop our business in Brazil and China could exceed original estimates.

Accounts Receivable

We regularly evaluate the collectability of trade receivable balances based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If we determine that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt will be recorded to reduce the related receivable to the amount expected to be recovered. We did not record an allowance for bad debt during 2014 or 2013 because management believes that all receivables are collectible in full.

Notes Receivable

We record any notes receivable from debt facilities we originate at cost, and we evaluate them for impairment. Relevant factors we consider in determining recoverability include the interest rate offered in the market and management’s estimate of projected cash flows or available collateral.

Cash and Cash Equivalents

Our cash and cash equivalents include demand deposits with financial institutions and short-term, highly-liquid instruments with original maturities of three months or less when purchased. The carrying value of the deposits and instruments approximates their fair value due to their short-term maturities.

Table of Contents	F - 9	Financial Statement Index

Income Taxes

We recognize deferred tax assets and liabilities, which result from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. Any effect on deferred tax assets or liabilities resulting from a change in enacted tax rates is included in income during the period that includes the enactment date.

We reduce the carrying amounts of deferred tax assets by a valuation allowance if we determine that, more likely than not, we will be unable to realize such assets. Such assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, our forecasts of future profitability, tax planning strategies, the duration of statutory carryforward periods, and our experience with the utilization of operating loss and tax credit carryforwards before expiration.

With regard to uncertain income tax positions, we only recognize the financial statement effects of a tax position for which, based on the technical merits, we believe that it is more likely than not that the relevant tax authority will fully sustain such position upon examination.

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity.  Net gains and losses resulting from foreign exchange transactions are recorded in selling, general and administrative expenses.  Currency translation gains and losses during 2014 and 2013 were not material to our consolidated financial statements.

Business Combinations

We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the purchase price of our acquisitions to the identifiable tangible and intangible assets acquired and liabilities assumed based on the estimated fair values of such assets and liabilities, with the excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities recorded as goodwill.

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or market.

Property, Equipment and Software

We state property and equipment at cost and depreciate such assets using the straight-line method over the estimated useful lives of each assets category. For leasehold improvements, we determine amortization using the straight-line method over the shorter of the lease term or estimated useful life of the asset. We expense repairs and maintenance costs as incurred, while capitalizing betterments and capital improvements and depreciating such costs over the remaining useful life of the related asset.  Gains or losses from disposal of property and equipment are included in selling, general and administrative expenses.

We capitalize qualifying costs of computer software and website development that we incur during the application development stage, as well as the cost of upgrades and enhancements that result in additional functionality, and we amortize such costs using the straight-line method over a period of three years, the expected period of the benefit.

Table of Contents	F - 10	Financial Statement Index

Commitments and Contingencies

We record a liability for a loss contingency when we determine that it is probable that we have incurred such liability and we can reasonably estimate the amount.

Impairments

Long-Lived Assets Other Than Indefinite-Lived Intangible Assets

When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, we evaluate long-lived assets for potential impairment, basing our testing method upon whether the assets are held for sale or held for use. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets held and used, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, we recognize an impairment loss for the difference between the carrying value of the asset and its fair value.

During 2014, we recorded impairments totaling $0.3 million, all related to MyStockFund.com. During 2013, we did not record any impairment of long-lived assets.

Goodwill and Indefinite-Lived Intangible Assets

When testing for impairment, we first evaluate qualitative factors first to determine whether events and circumstances indicate that, more likely than not, an indefinite-lived intangible asset is impaired. If, after evaluating the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, we determine that, more likely than not, an indefinite-lived intangible asset is impaired, we then quantitatively test for impairment.

During 2014 and 2013, we did not record any impairment of goodwill or indefinite-lived intangible assets.

Investment

We routinely perform an assessment of our investment in Sharecare, Inc. (“Sharecare”) to determine if it is other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to how long the security has been impaired, the amount of the impairment, the financial condition and near-term prospects of the issuer, whether the issuer is current on contractually-obligated interest and principal payments, key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

If we determine that the investment has incurred an other-than-temporary impairment, we permanently reduce the cost of the security to fair value and recognize an impairment charge in our consolidated statements of operations.

During 2014 and 2013, we did not record any impairment of our investment in Sharecare.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). When reporting the fair values of our financial instruments, we prioritize those fair value measurements into one of three levels based on the nature of the inputs, as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities;

Table of Contents	F - 11	Financial Statement Index

•
Level 2 –    Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and observable market data for similar, but not identical instruments; and

•	Level 3 – Valuations based on unobservable inputs, which are based upon the best available information when external market data is limited or unavailable.

The fair value hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For some products or in certain market conditions, observable inputs may not be available.

Assets Formerly Held for Sale

Beginning in the second quarter of 2014, we adopted an update to accounting standards which changed how we account for and disclose the disposition of components of our business. As a result, we will no longer classify as discontinued operations any individual properties that we dispose of, unless the disposition (or anticipated disposition) of the assets represents a strategic shift that has or will have a major effect on our operations and financial results.  The accounting standards update does require that previously-reported assets that qualified as discontinued operations under the previous standards continue to be reported in that manner.

In June 2014, we decided to dispose of our subsidiary MyStockFund Securities, Inc. to better focus our resources on our core strategy. In accordance with the terms and conditions of a Settlement Agreement dated April 11, 2013 between MyStockFund and FOLIO fn, Inc., MyStockFund must transfer all customer accounts to FOLIO. We expect to complete the transfer of customer accounts by the end of the first quarter of 2015, at which time MyStockFund will be sold or dissolved after all remaining assets of the entity are sold or transferred to another of our subsidiaries.  As of December 31, 2014, MyStockFund’s assets and liabilities were not material after we recognized an impairment charge of approximately $0.3 million on certain MyStockFund assets.

Derivative Liability

Our derivative liability represents the fair value of certain common stock warrants we issued in connection with a private placement of our common stock to accredited investors in 2012. We present the warrants as liabilities because they contain certain provisions allowing for reduction of their exercise price. We estimate the warrants’ fair value using the Monte Carlo simulation method, and recognize the change in the fair value of the warrants as other income or expense in our consolidated statement of operations.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board modified the Accounting Standards Codification by issuing Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to us when accounting for revenue arising from contracts with customers. For us, the amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2016, including interim periods therein. We do not believe ASU 2014-09 will have a material effect on our recording and disclosure of revenue.

We have reviewed all recently issued accounting pronouncements. The pronouncements that we have already adopted did not have a material effect on our financial condition, results of operations, cash flows or reporting thereof, and we do not believe that any of the pronouncements that we have not yet adopted will have a material effect on our financial condition, results of operations, cash flows or reporting thereof.

NOTE 3. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery

Table of Contents	F - 12	Financial Statement Index

Communications, Jeff Arnold and Sony Pictures Television. As of December 31, 2014, we owned approximately 6.9% of Sharecare’s issued stock and maintained representation on its Board of Directors.

Until November 30, 2012, we accounted for our equity interest in Sharecare under the equity method of accounting.  As of December 1, 2012, we began using the cost method of accounting because:

•	our ownership percentage had decreased below 20%,

•	we were not (nor are we now) participating in policy-making processes, and

•	Sharecare was not (nor is it now) technologically dependent upon us.

During 2013, we recorded a $0.2 million increase in our proportionate share of loss related to our equity-method investment in Sharecare during the period from January 1, 2012 through November 30, 2012, based upon information that was finalized and provided to us subsequent to the issuance of our December 31, 2012 financial statements.

On July 3, 2014, we entered into a Stock Subscription Agreement with Sharecare to purchase 3,201 shares of Series B Preferred Stock and 7,420 Warrant Shares convertible to common stock at an exercise price of $0.01 per share, for $0.8 million in cash.

NOTE 4. NOTE RECEIVABLE FROM BOMBO SPORTS & ENTERTAINMENT, LLC

In February 2014, we entered into a loan agreement with BSE (the “BSE Loan Agreement”) pursuant to which we loaned BSE $1.0 million. In April 2014, both parties entered into an amendment to the BSE Loan Agreement, pursuant to which, from April to June 2014, we loaned and additional $0.35 million to BSE. The loan bears interest at 5% per annum, with principal and interest due and payable within 10 days after we deliver a written demand to BSE. If the loan is not repaid in full at the end of the 10-day period, the interest rate increases to 12% per annum until it is repaid in full. BSE may prepay all or any portion of the loan at any time without premium or penalty.

In September 2014, we delivered a written demand for payment to BSE. As of the date of this report, BSE has not repaid any portion of the loan, and we have commenced legal proceedings against BSE and its controlling owner to recover the amount owed. See Note 13 for additional information regarding our legal proceedings against BSE.

Under the BSE Loan Agreement, BSE’s obligations are secured by (i) a membership interest pledge agreement pursuant to which Robert S. Potter, the manager and owner of 86% membership interest in BSE, pledged to us all of his right, title, and interest in and to such membership interest and (ii) a pledge by BSE to us of all BSE’s assets.

We recorded interest income on the loan totaling approximately $0.1 million during the year ended December 31, 2014.

Table of Contents	F - 13	Financial Statement Index

NOTE 5. DERIVATIVE LIABILITY

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of certain common stock warrants we issued that we recorded as liabilities. The following table presents the quantitative assumptions used in estimating the fair value of the warrants, which we classify in Level 3 of the fair value hierarchy:

	December 31,
	2014	2013
Annual dividend rate	—%	—%
Expected volatility	90.00%	100.00%
Risk-free interest rate	0.95%	1.10%
Expected remaining term (years)	2.66	1.16 to 3.66

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, at what price per share would such equity be issued.

The following table presents the reconciliation of the beginning and ending balances of the derivative liability associated with certain common stock warrants that we issued (in thousands):

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$769	$277
Increase in fair value	—	492
Decrease in fair value	(28)	—
Reduction due to exercise of warrants	(229)	—
Balance at end of period	$512	$769

NOTE 6. ACQUISITIONS

On May 2, 2014, we entered into an Agreement and Plan of Merger, dated as of May 2, 2014 (the “Merger Agreement”), with Roomlia, Inc., our wholly-owned subsidiary, and Hotelmobi, a company engaged in the business of developing, owning and operating mobile hotel booking applications.  Pursuant to the Merger Agreement, Hotelmobi merged with and into Roomlia, with Roomlia becoming the surviving entity.  As consideration for the merger, the outstanding shares of Hotelmobi’s common stock were converted into the right to receive an aggregate of (i) 400,000 shares of our common stock, (ii) 100,000 shares of our common stock to be issued on the one year anniversary of the closing of the merger, provided that the recipient remains employed by us on such date or was terminated by us for any reason, (iii) warrants to purchase 500,000 shares of our common stock at an exercise price of $8.00 per share and (iv) warrants to purchase 500,000 shares of our common stock at an exercise price of $12.00 per share.  The warrants issued to former Hotelmobi stockholders in the merger (the “Roomlia Warrants”) vest 12.5% on the last day of each fiscal quarter beginning June 30, 2014, provided the recipient is employed by us on such date or has been terminated by us other than for Cause (as defined in the Merger Agreement).  The Roomlia Warrants expire on the fifth anniversary of their issuance.  Additionally, pursuant to the terms of the Merger Agreement and concurrently with the closing of the merger, we paid Hotelmobi’s principal stockholders cash in repayment of funds they had loaned to Hotelmobi.

The total of cash and equity consideration we paid for the acquisition is presented in the table below. We calculated the fair value of the common stock component of the purchase price using the closing share price of our common stock on May 2, 2014, multiplied by the number of shares issued. For the shares to be issued on the one-year anniversary of the closing, we used the same share price as for the shares immediately issued, but applied a small discount for lack of marketability. We used the Black-Scholes-Merton option pricing model to estimate the fair value of the warrants.

Table of Contents	F - 14	Financial Statement Index

The following table presents the final allocation of the purchase price to the identifiable assets and liabilities assumed in the Hotelmobi acqusition we completed in 2014, and the Pop Factory acquisition we completed in 2013 (in thousands):

	Hotelmobi	Pop Factory
Purchase Price
Cash	$172	$2,375
Equity consideration	6,638	—
Total purchase price	$6,810	$2,375

Acquisition-related costs	$95	$100

Allocation of Purchase Price
Tangible assets	2	5
Intangible assets
Trade names and domain names	470	2,100
Acquired technology	436	—
Client relationships	2,433	33
Other intangible assets	—	6
Total intangible assets	3,339	2,139
Accounts payable	(1)	(7)
Total identifiable net assets	3,340	2,137
Goodwill	3,470	238
Total purchase price allocated	$6,810	$2,375

We estimated the fair value of trade names and domain names using a variation of the income approach known as the relief-from-royalty method. Such method is based on the assumption that a market participant would pay an assumed royalty rate (as a percent of revenue) to license our trademarks and trade names in an arms-length transaction. Acquired technology was valued using the cost approach. To estimate the fair value of client relationships, we used a variation of the income approach known as the multi-period-excess-earnings method. Under such method, the fair value of the asset reflects the present value of the projected stream of net cash flows that the asset will generate over the projection period.

Pro Forma Impact of Business Acquisitions

The following table presents a summary of the unaudited pro forma results of operations during the years ended December 31, 2014 and 2013, as if we had acquired Hotelmobi and Pop Factory as of January 1, 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Revenues	$1,838	$2,151
Operating Loss	(18,062)	(6,804)
Net Loss	$(18,411)	$(7,391)

Table of Contents	F - 15	Financial Statement Index

Asset Purchase

On January 15, 2014, our Banks.com subsidiary paid approximately $0.5 million in cash to acquire certain domain names (taxextension.com, taxextensions.com, and onlinetaxextension.com) that provide web-based tax extension services. The assets were recorded at cost.

Amortization of Acquired Intangible Assets

Regarding acquired intangible assets, we are amortizing the trade names and domain names over a 12-year useful life, the client relationships over an 11-year useful life, the acquired technology over a five-year useful life and all other intangible assets over two-year useful lives. Overall, the weighted-average useful life of the intangible assets we acquired in 2014 is approximately 10.5 years, while the weighted-average useful life of the intangible assets we acquired in 2013 was 12 years.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	December 31,
	2014	2013
Prepaid expense	$279	$256
Deposits	—	8
Inventory	273	—
Other current assets	155	94
Total	$707	$358

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

		December 31,
	Estimated Life (Years)	2014	2013
Computer equipment	3	561	601
Software	3	401	398
Software development in progress		1,186	152
Furniture and fixtures		2	102
Leasehold improvements		86	78
Total property, equipment and software		2,236	1,331
Less accumulated depreciation		(838)	(1,118)
Total property, equipment and software, net		$1,398	$213

We recorded depreciation (and amortization of software) expense on the above assets totaling $0.1 million during each of the years ended December 31, 2014, and 2013.

Table of Contents	F - 16	Financial Statement Index

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	December 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$4,219	$(1,026)	$3,193	$3,296	$(409)	$2,887
Customer relationships	3,113	(323)	2,790	680	(89)	591
Acquired technology	436	(58)	378	—	—	—
Other intangible assets	107	(50)	57	39	(15)	24
	$7,875	$(1,457)	$6,418	$4,015	$(513)	$3,502
Indefinite-lived intangible assets
License to operate in China	$100		$100	$100		$100
Total intangible assets	$7,975		$6,518	$4,115		$3,602

We recorded total amortization expense of $0.7 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively.

The following table presents the aggregate amortization expense related to definite-lived intangible assets for the next five years (in thousands):

For the year ending December 31:	Amount
2015	$789
2016	779
2017	764
2018	757
2019	672

The following table summarizes the changes in goodwill during the year ended December 31, 2014:

	2014	2013
Balance at beginning of period	$1,823	$1,585
Goodwill acquired	3,470	238
Impairment of goodwill	—	—
Balance at end of period	$5,293	$1,823

Table of Contents	F - 17	Financial Statement Index

NOTE 10. INCOME TAXES

Income Tax Expense or Benefit

During each of the years ended December 31, 2014, and 2013, we neither incurred income tax expense nor generated a benefit from income tax in the U.S. federal or state jurisdictions, or in foreign jurisdictions.

The following table presents a reconciliation between the income tax benefit computed by applying the federal statutory rate and our actual income tax benefit:

	Years Ended December 31,
	2014	2013
Income tax benefit at federal statutory rate	(6,191)	(2,370)
Loss from equity-method investment	—	76
State taxes, net of federal benefit	1,342	(246)
Change in deferred tax asset valuation allowance	3,798	2,593
Tax effects of:
Closure of an entity resulting in loss of availability of net operating losses	1,002	—
Losses and rates in foreign jurisdictions	12	13
Other permanent items	37	(66)
Income tax benefit as reported	—	—

The following table presents loss before income tax attributable to domestic and to foreign operations (in thousands):

	Year Ended December 31,
	2014	2013
Domestic	$(18,119)	$(6,891)
Foreign	(91)	(74)
Loss before income taxes	$(18,210)	$(6,965)

Deferred Tax Assets and Liabilities

We record deferred tax assets and liabilities to account for the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. The temporary differences result in taxable or deductible amounts in future years.

Table of Contents	F - 18	Financial Statement Index

The following table presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2014	2013
Deferred Tax Assets
Net operating loss carryforwards	21,204	18,736
Deferred income and reserves	244	205
Depreciation of fixed assets	30	53
Amortization of intangibles	2,424	2,854
Share-based compensation expense	12,030	9,681
Differences related to stock basis in equity investment	379	421
Other	175	292
Gross deferred tax assets	36,486	32,242
Valuation allowance	(35,959)	(32,236)
Deferred tax assets, net of valuation allowance	527	6
Deferred Tax Liabilities
Acquired intangible assets	(25)	(25)
Depreciation of fixed assets	(521)	—
Foreign exchange gain/loss	(6)	(6)
Gross deferred tax liabilities	(552)	(31)
Net deferred tax liability	$(25)	$(25)

The following table presents summarizes the changes in the deferred tax asset valuation allowance during the year ended December 31, 2014:

	2014	2013
Balance at beginning of period	$32,236	$29,607
Increase related to net operating loss and cost and expense:
Incurred during the current year	4,790	2,589
Change related to prior-year true-ups	(922)	66
Effect of foreign exchange rate differences	(145)	(26)
Balance at end of period	$35,959	$32,236

Net operating losses available at December 31, 2014 to offset future taxable income in the U.S. federal, U.S. state, Hong Kong, China and Brazil jurisdictions are $53.2 million, $34.0 million, $0.6 million, $3.1 million and $6.0 million, respectively.  The income tax rates in Hong Kong, China and Brazil are 16.5%, 25% and 15%, respectively.

The U.S. net operating losses begin to expire in 2019.  The net operating losses generated in Hong Kong have no expiration date and carry forward indefinitely, while the net operating losses generated in China have a five-year carryover period.  The net operating losses generated in Brazil have no expiration date, but only as much as 30% of the net operating loss may be utilized each year.

Table of Contents	F - 19	Financial Statement Index

Under the Internal Revenue Code of 1986 (as amended), if an ownership change (as defined for income tax purposes) occurs, §382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by net operating loss carryforwards.  During our 2014 tax year, we analyzed recent acquisitions and ownership changes and determined that certain of such transactions qualified as an ownership changes under §382. As a result, we will likely not be able to use $18.6 million of our net operating loss carryforwards.

Because we permanently reinvest our earnings from foreign subsidiaries in such foreign subsidiaries to fund ongoing operations and growth, we have not provided for U.S. income tax or foreign withholding tax on the undistributed earnings of our foreign subsidiaries.

We evaluated our deferred tax assets to determine if any portion of those assets would not be realized in a future period. Based on our analysis of all available evidence, which included consideration of our history of generating consolidated pre-tax losses, we concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, we recorded a valuation allowance completely offsetting the net deferred tax assets.

For the years ended December 31, 2014 and 2013, we had no unrecognized tax benefits, and we have not taken any tax positions which we expect might significantly change unrecognized tax benefits during the 12 months following December 31, 2014.

 We file income tax returns in various domestic and foreign tax jurisdictions with varying statutes of limitations.  Our 2010 through 2013 tax years generally remain subject to examination by federal and most state tax authorities.  In significant foreign jurisdictions, our 2009 through 2012 tax years generally remain subject to examination by the relevant tax authorities.

NOTE 11. CAPITAL LEASES

In December 2010, Banks.com entered into a sale-leaseback arrangement with Domain Capital, LLC consisting of an agreement to assign the domain name (www.banks.com) to Domain Capital in exchange for $0.6 million in cash and a lease agreement to lease back the domain name from Domain Capital for a five-year term. The lease provides for a bargain purchase option at the end of its term, effectively transferring ownership back to Banks.com. Effective June 2012, Banks.com became our wholly-owned subsidiary pursuant to a merger agreement under which we assumed all its outstanding liabilities. As of December 31, 2014, the remaining obligation under this capital lease was approximately $0.2 million, all of which is payable during 2015. The interest portion of the future minimum lease payments was not material as of December 31, 2014.

NOTE 12. LONG-TERM DEBT

During December 2014, we issued unsecured convertible promissory notes in exchange for cash: one note with an original principal amount of $3.0 million to Ashford Capital Partners, L.P., and another note with an original principal amount of $0.1 million to an accredited investor (not a related party). The notes are unsecured and bear interest at a rate of 8.00% per annum, with interest payable quarterly and all unpaid principal and any accrued but unpaid interest due and payable on the second anniversary of their issuance. We may prepay all or any portion of the notes at any time upon providing at least 15-days prior written notice to the note holder. At any time, either the note holder or we may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under the note into shares of our common stock at a conversion price of $5.50 per share, except that we may only do so if the closing price of our common stock on the immediately-preceding trading day is greater than or equal to the conversion price.

The following table presents the maturities of our long-term debt, including notes payable to related parties and the current portion thereof, occurring within the next five years (in thousands):

For the year ending December 31:	Amount
2015	$2,500
2016	6,600
Total	$9,100

Table of Contents	F - 20	Financial Statement Index

REMARK MEDIA, INC.
Notes to Consolidated Financial Statements

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments

We are party to operating leases for office space, under which we incur rent expense that we recognize on a straight-line basis over the lease term. For the years ended December 31, 2014 and 2013, we incurred approximately $0.3 million and $0.6 million of rent expense, respectively.

The following table presents future minimum lease payments under non-cancelable operating leases (in thousands):

Future Minimum Lease Payments
2015	$336
2016	56
Total	$392

During 2013, we established a liability (recorded in Accrued expense and other current liabilities on our consolidated balance sheet) related to the early termination of certain of our operating leases, one of which we have sublet to a third party. The following table summarizes the activity related to the liability for early termination costs:

	2014	2013
Balance at beginning of period	$360	$—
Charges or reversals	(93)	395
Costs paid or settled	(154)	(35)
Balance at end of period	$113	$360

Contingencies

We are neither subject to any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities.

NOTE 14. STOCKHOLDERS' EQUITY AND NET LOSS PER SHARE

Equity Issuances

We raised cash through the following private placements of our common stock:

•	On June 16, 2014, we sold 470,000 shares for $2.8 million in cash.

•	On September 15, 2014, we sold 83,333 shares for $0.5 million in cash.

•	On November 11, 2014, we sold 238,692 shares for $1.35 million in cash.

Table of Contents	F - 21	Financial Statement Index

Share-Based Compensation

We are authorized to issue equity-based awards under our 2006 Equity Incentive Plan, our 2010 Equity Incentive plan and our 2014 Incentive Plan, which allow us to issue as many as 800,000, 525,000 and 6,000,000 common stock shares, respectively. We grant such awards to attract, retain and motivate eligible officers, directors, employees and consultants. Under each of the plans, we have granted shares of restricted stock and options to purchase common stock to our officers and employees with exercise prices equal to or greater than the fair value of the underlying shares on the grant date.

Stock options awarded generally expire ten years from the grant date. All forms of equity awards vest upon the passage of time, the attainment of performance criteria, or both.

We estimate the fair value of stock option awards using a Black-Scholes-Merton option-pricing model. During the periods noted, we applied the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013
Expected term in years	6.0	7.0
Expected volatility	103.3%	114.39%
Expected dividends	—%	—%
Risk-free interest rates	1.87%	1.07%

We determined the expected option term based on historical patterns of option exercises. The risk-free interest rate is based on the U.S. Treasury yield curve appropriate for the expected term on the date of grant, and we estimate the expected volatility using the historical volatility of our common stock over a period equivalent to the expected term. Actual compensation, if any, ultimately realized may differ significantly from the amount estimated using an option-pricing model.

The following table summarizes the stock option activity under our equity incentive plans as of December 31, 2014, and changes during the year then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	664,017	$14.48
Granted	1,320,062	6.36
Exercised	(73,574)	3.53
Forfeited, cancelled or expired	(174,543)	5.58
Outstanding at December 31, 2014	1,735,962	$9.63	7.5	$338
Options exercisable at December 31, 2014	1,536,086	$10.02	7.4	$337

Table of Contents	F - 22	Financial Statement Index

The following table summarizes the status of non-vested stock options as of December 31, 2014, and changes during the year then ended:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2014	164,083	$553
Granted	1,320,062	6,231
Vested	(1,167,311)	5,882
Forfeited	(116,958)	547
Non-vested at December 31, 2014	199,876	$953

The weighted-average grant-date fair value of options granted during the year ended December 31, 2013 was $0.9 million. The total intrinsic value of options exercised during the year ended December 31, 2014 was $0.1 million. No options were exercised during 2013.

When grantees exercise stock options, we issue new shares. During year ended December 31, 2014, grantees exercised 73,574 stock options with various grant dates for total cash consideration of $0.2 million.

During the first quarter of 2014, we modified stock option awards representing 210,000 shares and awards of 170,000 restricted shares from awards with three-year or five-year vesting periods to awards having a one-year vesting period. Share-based compensation expense for the year ended December 31, 2014 includes the incremental compensation expense of $0.7 million related to the modification.

The following table summarizes the restricted stock activity under our equity incentive plans as of December 31, 2014, and changes during the year then ended:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2014	253,956	$99
Granted	587,500	807
Vested	(587,500)	807
Forfeited	(236,456)	263
Non-vested at December 31, 2014	17,500	$88

The total fair value of restricted stock vested during the years ended December 31, 2014 and 2013 was approximately $3.3 million and $0.8 million, respectively.

In February 2014, we granted 275,000 restricted shares at a per share price of $6.10 to Pacific Star Capital Management, LP, an entity controlled by Kai-Shing Tao, our Chairman of the Board and Chief Executive Officer, as compensation for providing Mr. Tao’s services to us from September 2012 to December 2013.  We recognized compensation expense of $1.7 million related to the shares granted to Pacific Star.

As of December 31, 2014, awards representing 2,643,883 shares or potential shares of our common stock remained outstanding; therefore, awards representing 4,681,117 shares or potential shares of our common stock remained available for issuance under our equity incentive plans.

Table of Contents	F - 23	Financial Statement Index

The following tables present certain information related to share-based compensation cost:

	Year Ended December 31,
	2014	2013
Share-based compensation cost included in operating expense (in thousands)
Stock options	$6,106	$195
Restricted stock	3,570	510
Total	$9,676	$705

December 31, 2014
Unrecognized share-based compensation cost for non-vested awards (in thousands)
Stock options	$586
Restricted stock	138
Total	$724

Weighted-average years over which unrecognized share-based compensation expense will be recognized
Stock options	0.4
Restricted stock	1.9

Net Loss per Share

For the years ended December 31, 2014 and 2013, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

•	the notes payable described in Note 12 and Note 15, which were convertible into 2,075,582 shares as of December 31, 2014;

•	the warrants described in Note 6, which were convertible into 1,000,000 shares as of December 31, 2014; and

•	the warrants issued in conjunction with a private placement in 2012, which were convertible into 215,278 shares as of December 31, 2014 at an exercise price of $5.21 per share.

NOTE 15. RELATED PARTY TRANSACTIONS

Secured Convertible Notes

Our Chairman of the Board and Chief Executive Officer, Kai-Shing Tao, is the manager of and a member of Digipac, LLC, a company of which our Chief Financial Officer, Douglas Osrow, is also a member. On January 29, 2014, November 14, 2013, April 2, 2013 and November 23, 2012, we issued senior secured convertible promissory notes to Digipac in exchange for cash equal to the principal amounts. The following table provides the primary details of the notes on the date we issued them to Digipac (principal in thousands):

Table of Contents	F - 24	Financial Statement Index

	Original Principal Amount	Interest Rate in Year One	Interest Rate Thereafter	Conversion Price per Share
Note issued in:
January 2014	$3,500	6.67%	8.67%	$5.03
November 2013	2,500	6.67%	8.67%	3.75
April 2013	4,000	6.67%	8.67%	2.00
November 2012	1,800	6.67%	6.67%	1.30

Interest on the notes issued in January 2014 and November 2013 is payable quarterly, and all unpaid principal plus any accrued but unpaid interest must be paid on the second anniversary of issuance.  At any time, Digipac may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into shares of our common stock at the conversion prices noted in the table above.  We may also elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under such notes into shares of our common stock at the applicable conversion price if the volume-weighted average price of the common stock is equal to at least 150% of the applicable conversion price for at least 30 of the 40 trading days immediately prior to the date of our election.  Such notes also provide that we and Digipac will negotiate and enter into a registration rights agreement providing Digipac with demand and piggyback registration rights with respect to the shares of common stock underlying such notes.  We filed a Registration Statement on Form S-1 with the SEC, registering the resale of 1,420,497 shares of our common stock issuable upon conversion of the notes issued in January 2014 and November 2013, which was declared effective on August 26, 2014. We may prepay all or a portion of such notes at any time upon at least 15 days’ prior written notice to Digipac.

On November 12, 2013, Digipac converted the note we issued in April 2013 into 2,082,233 shares of our common stock, a number of shares representing the original principal amount plus approximately $0.2 million of accrued but unpaid interest. On the same day, Digipac converted the note we issued in November 2012 into 1,474,439 shares of our common stock, a number of shares representing the original principal amount plus approximately $0.1 million of accrued but unpaid interest.

In connection with the issuance of the November 2012 Note, Remark and Digipac entered into a Security Agreement dated as of November 23, 2012 (the “Security Agreement”) to secure our obligations under such note.  The Security Agreement provides that our obligations are secured by all of our assets, except for our equity interest in Sharecare, Inc.  Remark and Digipac subsequently entered into amendments to the Security Agreement in connection with our issuances of the April 2013 Note, the November 2013 Note and the January 2014 Note to include our obligations under such notes as obligations secured by the Security Agreement.

We determined that the convertible note we issued in January 2014 contained an embedded beneficial conversion feature because the note is convertible at a price per share of common stock equal to 99% of the closing stock price as of the note’s effective date. Using the intrinsic method, we estimated the fair value of the embedded conversion feature and recorded a debt discount of approximately $35 thousand, which we will amortize over the life of the note using the effective interest method. For the year ended December 31, 2014, we amortized approximately $15 thousand of the debt discount as interest expense.

Demand Note
On September 11, 2014, Digipac loaned us $0.35 million, which loan is evidenced by a demand note dated as of the same date. The demand note bears interest at an annual rate of 5.25%, with all principal and interest due and payable within 10 days after Digipac provides us with a written demand. If we do not pay the demand note in full by the end of the 10 day period, the outstanding principal will bear interest at an annual rate of 8.25% until paid in full. Remark may prepay all or any portion of the demand note at any time without premium or penalty.

We incurred interest expense on the related-party notes of $0.4 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively.

Table of Contents	F - 25	Financial Statement Index

REMARK MEDIA, INC.
Notes to Consolidated Financial Statements

NOTE 16. SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred during the period from December 31, 2014 through the filing date. Except as noted below, we did not identify any subsequent events the effects of which would require disclosure in our financial statement footnotes or adjustment to our financial position or results of operations.

On March 13, 2015, we issued a convertible promissory note to Ashford Capital Partners, L.P. with an original principal amount of $0.3 million in exchange for an equal amount of cash. The note is unsecured and bears interest at a rate of 8.00% per annum, with interest payable quarterly and all unpaid principal and any accrued but unpaid interest due and payable on the second anniversary of its issuance. We may prepay all or any portion of the notes at any time upon providing at least 15-days prior written notice to the note holder. At any time, either the note holder or we may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under the note into shares of our common stock at a conversion price of $5.50 per share, except that we may only do so if the closing price of our common stock on the immediately-preceding trading day is greater than or equal to the conversion price.

On March 20, 2015, we issued 125,000 shares of our common stock to an accredited investor in a private placement in exchange for $0.5 million in cash.

On March 31, 2015, we issued 850,000 shares of our common stock in a registered direct offering in exchange for $3.4 million in cash. We realized net proceeds, after payment of fees and expense, of approximately $3.1 million.

Table of Contents	F - 26	Financial Statement Index