Form 10-K/A
period 2014-12-31
Remark Media, Inc.
filed 2015-04-30
CIK 1368365

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
As of April 28, 2015, 13,851,602 shares of our common stock were outstanding.

EXPLANATORY NOTE

Remark Media, Inc. (“Remark”, “we”, “us” or “our”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015 (the “Original Filing”), to provide by amendment the information required by Items 10 through 14 (Part III) of Form 10-K, and to update Item 15, rather than by incorporation by reference to a definitive proxy statement for our 2015 annual meeting of stockholders that we will file with the SEC. We are including new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, this Amendment does not modify or update the disclosures presented in, or as exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing. Among other things, we have not revised forward-looking statements made in the Original Filing to reflect events that occurred or facts that became known to us after the filing of the Original Filing. Therefore, you should read this Amendment in conjunction with any other documents we filed with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the Original Filing.

Table of Contents	i

Table of Contents	ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs present information regarding our directors and executive officers, including the business experience during the past five years (and, in some instances, for prior years) of each such director and executive officer.

Name	Age	Position
Kai-Shing Tao	38	Chief Executive Officer and Chairman of the Board
Douglas M. Osrow	41	Chief Financial Officer
Theodore P. Botts	69	Director and Chairman of the Audit Committee
Robert G. Goldstein	59	Director and Chairman of the Compensation Committee
William W. Grounds	59	Director and Chairman of the Nominating and Governance Committee
Jason E. Strauss	41	Director

Executive Officers

Kai-Shing Tao has served as our Chief Executive Officer since December 2012, previously serving as Co-Chief Executive Officer since October 2012, and as a member of our Board of Directors (the “Board”) since 2007 and Chairman of the Board since October 2012.  Mr. Tao also has served as Chairman and Chief Investment Officer of Pacific Star Capital Management, L.P. (“Pacific Star Capital”), a private investment group, since January 2004.  Prior to founding Pacific Star Capital, Mr. Tao was a Partner at FALA Capital Group, a single-family investment office, where he headed the global liquid investments outside the operating companies.  Mr. Tao has been a director of Paradise Entertainment Limited (SEHK: 1180), a Hong-Kong-Stock-Exchange-traded company engaged in casino services and the development, supply and sales of electronic gaming systems, since April 2014, and he has been a director of Genesis Today, a privately-held health food and supplements company, since 2005.  Mr. Tao previously was a director of Playboy Enterprises, Inc. from May 2010 to March 2011.  Mr. Tao also is a member of the Real Estate Roundtable and U.S.-China and U.S.-Taiwan Business Council.  Mr. Tao is a graduate of the New York University Stern School of Business.

Douglas M. Osrow has served as our Chief Financial Officer since October 2013.  Prior to joining Remark, Mr. Osrow served as the Chief Financial Officer of Paragon Gaming Corporation, a North American gaming company and resort developer, from July 2011 to October 2013.  Previously, Mr. Osrow served as Vice President in the investment banking division of Citadel Securities LLC, covering real estate, lodging, and gaming, from November 2010 to June 2011, and as a senior analyst at Hawkeye Capital Management, LLC, overseeing buy-side investments and operations, from June 2008 to October 2010.  Mr. Osrow began his career at Ziff Brothers Investments, LLC, a global family office, as assistant to the president.  Mr. Osrow earned an undergraduate degree from Northwestern University and an MBA from the Kellogg School of Management at Northwestern University.

Non-Employee Directors

Theodore P. Botts has served as a member of our Board since 2007.  Mr. Botts has been the President of Kensington Gate Capital, LLC, a private corporate finance advisory firm, since April 2001.  Previously, Mr. Botts served as Chief Financial Officer of StereoVision Entertainment, Inc., a film entertainment company, from July 2007 until September 2008.  Prior to 2000, Mr. Botts served in executive capacities at UBS Group and Goldman Sachs in London and New York.  Mr. Botts also served on the board of directors and as chairman of the audit committee of INTAC International, Inc. from 2002 until its merger with a predecessor of Remark in 2006.  Mr. Botts also served as a member of the Board of Trustees and head of development for REACH Prep, a non-profit organization serving the educational needs of underprivileged African-American and Latino children in Fairfield and Westchester counties, from 2003 to 2012.  Mr. Botts graduated with highest honors from Williams College and received an MBA from the New York University Stern School of Business.

Table of Contents	1

Robert G. Goldstein has served as a member of our Board since May 2013.  Mr. Goldstein has been the President of Global Gaming Operations at Las Vegas Sands Corp. (NYSE: LVS) (“Las Vegas Sands”), an international casino and resort operating company, since January 1, 2011.  Mr. Goldstein oversees all entertainment, restaurant, and retail offerings for Las Vegas Sands, both in Las Vegas and Asia.  Mr. Goldstein has also been an Executive Vice President of Las Vegas Sands since July 2009.  He has been the President of The Venetian Resort-Hotel-Casino, a Division of Venetian Casino Resort LLC (a subsidiary of Las Vegas Sands), since July 2009.  He was a Vice President of The Venetian Resort-Hotel-Casino from January 1999 to July 1999 and has been the President and Chief Operating Officer of The Palazzo Casino Resort since December 2008.  Mr. Goldstein served as Senior Vice President of Las Vegas Sands from August 2004 to July 2009.  Prior to joining Las Vegas Sands in 1995, Mr. Goldstein spent 15 years developing casino-hotels in both the United States and the Caribbean.  He served as a Director of Western Liberty BanCorp. from October 2010 to March 2012.  Mr. Goldstein received a Bachelor of Arts in History and Political Science from the University of Pittsburgh in 1977 and a J.D. from Temple University School of Law in 1980.

William W. Grounds has served as a member of our Board since October 2013.  Mr. Grounds has been the President and a director of Infinity World Development Corp. (“Infinity World”), an affiliate of Dubai World, an investment company that manages and supervises a portfolio of businesses and projects for the Dubai government, since April 2008.  Previously, Mr. Grounds held various senior executive positions, including with Investa Property Group Ltd. from April 2002 to May 2007 and MFS Ltd. from June 2007 to March 2008, and other senior positions in the real estate investment and development industry.  Mr. Grounds currently serves as a director of MGM Resorts International (NYSE: MGM), a global hospitality company, CityCenter Holdings, LLC, a 50/50 joint venture of Infinity World and MGM Resorts International, and Grand Avenue LA, a mixed use development joint venture with The Related Companies.

Jason E. Strauss has served as a member of our Board since March 2014.  Mr. Strauss is a founding partner of the Tao Group, a global hospitality and lifestyle company, where he has served as its Managing Partner since 2003.  Mr. Strauss also co-founded Strategic Marketing Group, a lifestyle marketing, special events, consumer promotions, and public relations company, where he has served as its Partner since 1997.  Mr. Strauss is also a partner in a chain of Artichoke Basille’s Pizzerias.  Additionally, Mr. Strauss serves as Co-Chair of the Board of the Marty Hennessey Jr. Tennis Foundation, which raises money for USTA-Nevada programs and scholarships.  Mr. Strauss received a B.S. in Hospitality Management and Public Relations from Boston University.

Director Qualifications

The Board comprises a diverse group of leaders in their respective fields.  Some of the current directors have senior leadership experience at major domestic and international corporations. In these positions, they have gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development.  Some of our directors also have experience serving on boards of directors and board committees of other public companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies.  Other directors have experience as principals in private investment and advisory firms, which brings financial expertise and unique perspectives to the Board.  Our directors also have other experience that makes them valuable members, such as experience managing technology companies or developing and pursuing investment or business opportunities in international markets, which provides insight into strategic and operational issues faced by Remark.

The Nominating and Governance Committee believes that the above-mentioned attributes, along with the leadership skills and other experiences of the directors listed below, provide us with a diverse range of perspectives and judgment necessary to guide our strategies and monitor their execution.

Kai-Shing Tao

•
Global financial industry and investment experience and extensive knowledge of Asian markets as Chief Investment Officer of Pacific Star Capital and a member of the U.S.-China and U.S.-Taiwan Business Council.

•	Outside public company board experience as a former director of Playboy Enterprises, Inc.

Table of Contents	2

Theodore P. Botts

•	Global financial advisory experience and extensive knowledge of the technology sector as President of Kensington Gate Capital, LLC

•	Outside board experience as a director and chairman of the audit committee of INTAC International

•	Global financial industry experience as an executive at UBS Group and Goldman Sachs

Robert G. Goldstein

•
Senior executive officer experience as President of Global Gaming Operations at Las Vegas Sands, President of The Venetian Resort-Hotel-Casino and President and Chief Operating Officer of The Palazzo Casino Resort

•	Global business experience and financial literacy in overseeing significant business operations in the United States, Macao, and Singapore for Las Vegas Sands

William Grounds

•	Senior executive and board-level experience as President of Infinity World and a director of MGM Resorts International

•	Global business experience in operational and governance roles for businesses and investments in many foreign markets

Jason E. Strauss

•	Experience as a founder and senior executive of the Tao Group

•	Business experience in the international hospitality and lifestyle sectors

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under §16(a) of the Exchange Act, our directors, executive officers and holders of more than 10% of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC, and under SEC regulations, they must furnish us with copies of all §16(a) forms filed. To our knowledge, based solely upon our review of the copies of the forms furnished to us, we believe that our directors, executive officers and holders of more than 10% of our common stock complied with all §16(a) filing requirements during 2014, except as noted below.

On February 18, 2015:

•
Mr. Tao filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on December 31, 2014, and filed an amendment to a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on November 21, 2014

Table of Contents	3

•	Mr. Osrow filed an amendment to a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on November 21, 2014

On December 30, 2014:

•	Mr. Osrow filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on December 24, 2014

On April 30, 2014:

•
Mr. Strauss filed an Initial Statement of Beneficial Ownership of Securities on Form 3 in connection with his election as a director on March 13, 2014, and he filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on March 13, 2014

•	Mr. Tao filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering two transactions that occurred on February 17, 2014 and one transaction that occurred on January 29, 2014

•	Mr. Osrow filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on February 17, 2014

•	Mr. Grounds filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on February 17, 2014

•	Mr. Goldstein filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on February 17, 2014

•	Mr. Botts filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on February 17, 2014

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, officers and directors. A copy of the Code of Ethics is publicly available on our website at www.remarkmedia.com/corporate-governance-overview. Amendments to the Code of Ethics or any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will also be disclosed on our website.

Audit Committee

The Audit Committee of our Board is comprised of Messrs. Botts, Goldstein and Grounds, each of whom is independent under applicable NASDAQ listing standards.  Mr. Botts serves as Chairman of the Audit Committee.

The Board determined that Mr. Botts qualifies as an “audit committee financial expert”, as defined under the Exchange Act.  The Board made a qualitative assessment of Mr. Botts’ level of knowledge and experience based on a number of factors, including his experience as a financial professional.

Table of Contents	4

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the dollar amounts of various forms of compensation earned by our named executive officers during the years noted:

	Year	Salary	Stock Awards	Option Awards	Total
Kai-Shing Tao [1]	2014	$196,875	$2,485,500	$2,435,000	$5,117,375
Chairman and CEO	2013	—	35,000	—	35,000
Douglas M. Osrow [2]	2014	150,000	313,750	365,250	829,000
CFO	2013	30,192	175,000	$140,200	345,392

Note:
The Stock Awards and Option Awards columns in the table above reflect the aggregate grant date fair value of the respective awards granted in the year noted.  For a discussion of the assumptions and methodologies used to calculate these amounts, please see Note 14 to the consolidated financial statements included in Item 8 of the Original Filing.

1.
For 2014, the stock awards represent 150,000 shares of common stock awarded to Mr. Tao on November 21, 2014, and 275,000 shares of common stock awarded to Pacific Star Capital, of which Mr. Tao is the Chief Investment Officer and sole owner, on February 17, 2014, as compensation for providing Mr. Tao’s services as our Chief Executive Officer from September 2012 to December 2013. For 2014, the option awards represent options to purchase 500,000 shares of common stock at an exercise price of $6.30 per share awarded to Mr. Tao on February 17, 2014, one-fourth of which vested on each of March 31, 2014; June 30, 2014; September 30, 2014 and December 31, 2014. For 2013, the stock awards represent 28,000 shares of common stock awarded to Mr. Tao on March 6, 2013 as partial compensation for his service on the Board.

2.
Mr. Osrow began serving as our Chief Financial Officer in October 2013. For 2014, the stock awards represent 62,500 shares of common stock awarded to Mr. Osrow on November 21, 2014, three-fourths of which vested on the grant date and one-fourth of which vested on December 31, 2014, and the option awards represent options to purchase 75,000 shares of common stock at an exercise price of $6.30 per share awarded to Mr. Osrow on February 17, 2014, one-fourth of which vested on each of March 31, 2014; June 30, 2014; September 30, 2014 and December 31, 2014. For 2013, the stock awards represent 50,000 shares of common stock awarded to Mr. Osrow on October 30, 2013, one-fourth of which vested on each of January 30, 2014; April 30, 2014; July 30, 2014 and October 30, 2014, and the option awards represent options to purchase 50,000 shares of common stock at an exercise price of $5.00 per share awarded to Mr. Osrow on November 30, 2013, one-fourth of which vested on each of January 30, 2014; April 30, 2014; July 30, 2014 and October 30, 2014.

Employment Agreements

Each of Messrs. Tao and Osrow are employees “at will” and we do not have employment agreements with them.

Table of Contents	5

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding our named executive officers’ unexercised options to purchase our common stock as of December 31, 2014 (all stock awards to our named executive officers had vested as of December 31, 2014):

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Kai-Shing Tao [1]	442,750	$6.30	02/17/2024
Douglas M. Osrow	75,000	6.30	02/17/2024
	50,000	5.00	10/30/2023

1.	On September 30, 2014, Mr. Tao returned to us options to purchase 57,250 shares of common stock at an exercise price of $6.30 per share.

Equity Incentive Plans

We have granted stock options and restricted stock under our 2006 Equity Incentive Plan adopted April 13, 2006, our 2010 Equity Incentive Plan adopted June 15, 2010, and our 2014 Incentive Plan adopted on February 17, 2014 and amended on December 23, 2014. The amount of stock options or shares of stock we grant to recipients generally depends upon their particular position with Remark and their achievement of certain performance metrics established by the Board.  The Compensation Committee must approve all grants.

Director Compensation

The following table presents a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2014:

Name	Option Awards	Total
Theodore P. Botts [1]	$121,750	$121,750
Robert G. Goldstein [1]	121,750	121,750
William W. Grounds [1]	121,750	121,750
Jason E. Strauss [2]	85,313	85,313

1.
On February 17, 2014, we awarded each of Messrs. Botts, Goldstein and Grounds options to purchase 25,000 shares of our common stock at an exercise price of $6.30 per share as compensation for his service on the Board during 2014. One-fourth of the awards vested on each of March 31, 2014; June 30, 2014; September 30, 2014 and December 31, 2014.

2.
On March 13, 2014, we awarded Mr. Strauss options to purchase 18,750 shares of our common stock at an exercise price of $6.30 per share as compensation for his service on the Board during 2014.  One-third of the award vested on each of June 30, 2014; September 30, 2014 and December 31, 2014.

Table of Contents	6

On April 29, 2015, we granted to each non-employee director serving on our Board options to purchase 75,000 shares of our common stock at an exercise price of $4.30 in compensation for their service on our Board during 2015. Half of the awards will vest on June 30, 2015, and one-fourth will vest on each of September 30, 2015 and December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents information with respect to the beneficial ownership of common stock as of April 28, 2015, by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of outstanding common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

The amounts and percentages of beneficially-owned common stock are reported based upon SEC rules governing the determination of beneficial ownership of securities. The SEC rules:

•
deem a person a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or if that person has or shares investment power, which includes the power to dispose of or to direct the disposition of a security;

•
deem a person a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days, and securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s ownership percentage; and

•	may deem more than one person a beneficial owner of the same securities, and may deem a person a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. The information relating to our 5% beneficial owners is based on information we received from such holders. The percentage of beneficial ownership is based on 13,851,602 shares of common stock outstanding as of April 28, 2015.

Except as otherwise noted below, the address of persons listed below is:

c/o Remark Media, Inc.
3930 Howard Hughes Parkway, Suite 400
Las Vegas, Nevada 89169

Table of Contents	7

	Number of Common Stock Shares	Percentage of Outstanding Common Stock Shares
Persons known to beneficially own more than 5%
Digipac LLC [1]	5,049,705	32.9%
Ashford Capital Management, Inc. [2]	1,278,157	8.8%
Infospace LLC [3]	738,950	5.3%
Directors and named executive officers
Kai-Shing Tao [4]	5,934,025	37.6%
Douglas M. Osrow [5]	174,803	1.3%
Theodore P. Botts [6]	69,184	*
Robert G. Goldstein [7]	42,956	*
William W. Grounds [7]	37,000	*
Jason E. Strauss [8]	18,750	*
All executive officers and directors as a group (6 persons) [9]	6,276,718	39.2%

* Represents holdings of less than 1% of shares outstanding.

1.
Consists of 3,556,672 shares of common stock and 1,493,033 shares of common stock issuable upon conversion of the secured convertible notes held by Digipac, LLC (“Digipac”).  Mr. Tao, as the manager and a member of Digipac, may be deemed to beneficially own the shares of common stock beneficially owned by Digipac.  Mr. Tao disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.  The address of Digipac is One Hughes Center Drive, Unit 1601, Las Vegas, Nevada 89169.

2.
Consists of 661,826 shares of common stock and 616,331 shares of common stock issuable upon conversion of convertible promissory notes held by Ashford Capital Partners, L.P. (“ACP”), of which Ashford Capital Management, Inc. (“ACM”) is the investment manager. The address of ACM is One Walker’s Mill Road, Wilmington, DE 19807. This disclosure is based in part on information contained in a Schedule 13G filed by ACM with the SEC on February 12, 2015.

3.
Infospace LLC (“Infospace”), a wholly-owned subsidiary of Blucora, Inc. (“Blucora”), holds these shares of common stock.  Blucora’s address is 10900 NE 8th Street, Suite 800, Bellevue, WA 98004.  This disclosure is based solely on information contained in a Schedule 13D filed by Blucora and Infospace with the SEC, as amended most recently on June 3, 2014.

4.
Consists of (i) 144,749 shares of common stock held by Mr. Tao, (ii) 442,750 shares of common stock issuable upon exercise of options held by Mr. Tao, (iii) 3,556,672 shares of common stock and 1,493,033 shares of common stock issuable upon conversion of convertible notes held by Digipac, (iv) 275,000 shares of common stock held by Pacific Star Capital and (v) 21,821 shares of common stock held by Pacific Star HSW LLC (“Pacific Star HSW”).  Mr. Tao, as the manager and a member of Digipac, the Chief Investment Officer and sole owner of Pacific Star Capital, and the control person of Pacific Star HSW, may be deemed to beneficially own the shares of common stock beneficially owned by Digipac, Pacific Star Capital and Pacific Star HSW.  Mr. Tao disclaims beneficial ownership of the shares of common stock beneficially owned by Digipac and Pacific Star HSW, except to the extent of his pecuniary interest therein.

5.	Includes 125,000 shares of common stock issuable upon exercise of options.

6.	Includes 27,857 shares of common stock issuable upon exercise of options.

7.	Includes 25,000 shares of common stock issuable upon exercise of options.

8.	Consists of 18,750 shares of common stock issuable upon exercise of options.

9.	Consists of 4,119,328 shares of common stock, 664,357 shares of common stock issuable upon exercise of options and 1,493,033 shares of common stock issuable upon conversion of convertible notes.

Table of Contents	8

Securities Authorized for Issuance Under Equity Compensation Plans

We incorporate the required information regarding securities authorized for issuance under equity compensation plans by reference to the subsection entitled Securities Authorized for Issuance Under Equity Compensation Plans in Item 5 of the Original Filing.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Digipac, LLC

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

Table of Contents	9

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

Pacific Star Capital Management L.P.

On February 17, 2014, the Compensation Committee awarded 275,000 shares of common stock to Pacific Star Capital, of which Mr. Tao is the Chief Investment Officer and sole owner, as compensation for providing Mr. Tao’s services as our Chief Executive Officer from September 2012 to December 2013.

HowStuffWorks, LLC

On April 28, 2014, we and HowStuffWorks, LLC (“HowStuffWorks”), a wholly-owned subsidiary of Discovery Communications Holding, LLC, entered into an Amended and Restated Trademark License Agreement to provide for our use without fee or royalty of certain licensed marks in the territories of China, Hong Kong, Taiwan, Macau, and Brazil. On the same date, we and HowStuffWorks also entered into an Amended and Restated Update Agreement, pursuant to which HowStuffWorks agreed to provide updates to us for licensed intellectual property purchased pursuant to existing contribution agreements and grant us license rights with respect to such updates.

On May 30, 2014, HowStuffWorks sold 738,950 shares of our common stock to Infospace, and as of April 28, 2015 beneficially owned less than 1% of our common stock.

Sharecare, Inc.

In 2009, we co-founded a U.S.-based venture, Sharecare, Inc. (“Sharecare”) to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of December 31, 2014, we owned approximately 6.9% of Sharecare’s issued stock. Mr. Tao continues to serve as a director of Sharecare.

We are party to a License Agreement with Sharecare and each of ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC, pursuant to which Sharecare granted each of the other parties to the agreement a perpetual, fully paid, royalty-free, worldwide, non-transferable, non-exclusive quitclaim license to software, programs, business processes and methodologies developed and owned by Sharecare and deployed into production as the technical platform for the Sharecare website, but expressly excluding the “look and feel” elements of the Sharecare website.  The license includes the right to modify and adapt the technology to create derivative works and to use and combine the technology with other products and material.  No more than twice every six months for five years, each licensee may request from Sharecare, and Sharecare will provide and grant a license to the licensee, all then-existing derivative works of the technology Sharecare has developed. The licensees may not use the licensed technology in or for the benefit of a business involved in the creation, aggregation, archiving, hosting or distribution of health and wellness information and content.  Sharecare granted the license in return for contributions from each of the licensees of assets valuable to Sharecare in the development and launch of its business.

Ashford Capital Management, Inc.

On December 17, 2014 and March 13, 2015, we issued to ACP convertible promissory notes in original principal amounts of $3,000,000 and $300,000, respectively, in exchange for the same amounts in cash. The notes are unsecured and bear interest at a rate of 8.00% per annum, with interest payable quarterly and all unpaid principal and any accrued but unpaid interest due and payable on the second anniversary of their issuance. We may prepay all or any portion of the notes at any time upon providing at least 15-days prior written notice to ACP. At any time, either ACP or we may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under the note into shares of our common stock at a conversion price of $5.50 per share, except that we may only do so if the closing price of our common stock on the

Table of Contents	10

immediately-preceding trading day is greater than or equal to the conversion price. ACM is the investment manager of ACP and may be deemed to beneficially own the shares of common stock beneficially owned by ACP.

Director Independence

The Board has determined that all of our non-employee directors are independent within the meaning of SEC and NASDAQ rules.  The Board has also determined that all directors serving on the Audit Committee, Nominating and Governance Committee and Compensation Committee are independent within the meaning of SEC and NASDAQ rules with respect to membership on each committee on which he serves.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Policies and Procedures

The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which should nonetheless be approved by the Board prior to the completion of the audit.  Each year, the Audit Committee approves the independent auditor’s retention to audit our financial statements, including the associated fee, before the filing of the previous year’s Annual Report on Form 10-K.  At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services, such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Cherry Bekaert LLP (“Cherry Bekaert”) served as our independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2013. Each new engagement of Cherry Bekaert has been approved in advance by the Board, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

Fees Billed During the 2014 and 2013 Fiscal Years

The following table presents the aggregate fees billed, by type of fee, in relation to services provided to us by Cherry Bekaert (in thousands):

	Year Ended December 31,
	2014	2013
Audit	$220	$245
Audit-related	31	30
All other	42	—
Total	$293	$275

The audit-related fees billed for the 2014 fiscal year represent compensation for assurance services performed in relation to our acquisition of Hotelmobi, Inc, while the fees billed in the all-other category represents compensation for services performed primarily in relation to the filing of registration statements.

Table of Contents	11

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following documents are filed as part of this Amendment, and they supplement the exhibits filed and furnished with the Original Filing:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Table of Contents	12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK MEDIA, INC.

Date:	April 30, 2015	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kai-Shing Tao
Kai-Shing Tao	Chief Executive Officer and Chairman (principal executive officer)	April 30, 2015

/s/ Douglas Osrow
Douglas Osrow	Chief Financial Officer (principal financial and accounting officer)	April 30, 2015

/s/ Theodore Botts
Theodore Botts	Director and Audit Committee Chairman	April 30, 2015

/s/ Robert Goldstein
Robert Goldstein	Director and Compensation Committee Chairman	April 30, 2015

/s/ William Grounds
William Grounds	Director and Nominating and Governance Committee Chairman	April 30, 2015

/s/ Jason E. Strauss
Jason E. Strauss	Director	April 30, 2015