Form 10-Q
period 2015-03-31
Remark Media, Inc.
filed 2015-05-15
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

As of May 15, 2015, 13,951,602 shares of our common stock were outstanding.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this Quarterly Report on Form 10-Q contains forward-looking statements, including information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. You will find forward-looking statements principally in the sections entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among others:

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

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to compete effectively with larger, more established companies;

•	competitive pressures, including as a result of user fragmentation and changes in technology;

•	recent and future changes in technology, services and standards;

•	a disruption or failure of our network or our vendors' network and information systems or other technology relied on by us;

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how content is consumed;

•	changes in the popularity of our products and services;

•	changes in our plans, initiatives and strategies, and consumer acceptance thereof;

•	piracy and our ability to exploit and protect our intellectual property rights in and to our content and other products;

•
risks of doing business in foreign countries, notably China and Brazil, including obtaining regulatory approvals and adjusting to changing political and economic policies; governmental laws and regulations, including unclear and changing laws and regulations related to the internet sector in foreign countries;

•	general economic conditions including advertising rate, interest rate and currency exchange rate fluctuations;

•	the liquidity and trading volume of our common stock; and

•	other factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), as filed with the SEC on March 31, 2015.

Any forward-looking statements in this report reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given such uncertainties, you should not place undue reliance on any forward-looking statements, which represent our estimates and assumptions only as of the date hereof. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements after the date hereof, whether as a result of new information, future events or otherwise.

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$2,564	$1,525
Trade accounts receivable	137	41
Prepaid expense and other current assets	1,631	707
Total current assets	4,332	2,273
Notes receivable	1,350	1,350
Property and equipment, net	1,840	1,398
Investment in unconsolidated affiliate	1,030	1,030
Intangibles, net	6,319	6,518
Goodwill	5,293	5,293
Other long-term assets	94	94
Total assets	$20,258	$17,956
Liabilities and Stockholders’ Equity
Accounts payable	$2,127	$1,356
Advances from stockholder	86	86
Accrued expense and other current liabilities	986	1,210
Demand note payable to related party	350	350
Derivative liability	446	512
Current maturities of long-term debt payable to related parties	5,986	2,500
Capital lease obligations	120	158
Total current liabilities	10,101	6,172
Long-term debt	3,400	3,100
Long-term debt payable to related parties, less current portion and discount	—	3,481
Other liabilities	25	25
Total liabilities	13,526	12,778

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,851,602 and 12,784,960 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	14	13
Additional paid-in-capital	139,748	135,116
Accumulated other comprehensive income	36	36
Accumulated deficit	(133,066)	(129,987)
Total stockholders’ equity	6,732	5,178
Total liabilities and stockholders’ equity	$20,258	$17,956
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue	$803	$660
Operating expense
Sales and marketing	198	75
Content, technology and development	167	72
General and administrative	3,163	3,919
Depreciation and amortization	227	134
Total operating expense	3,755	4,200
Operating loss	(2,952)	(3,540)
Other income (expense)
Interest expense	(194)	(93)
Other income	1	—
Gain (loss) on change in fair value of derivative liability	66	(129)
Total other expense, net	(127)	(222)
Loss before income taxes	(3,079)	(3,762)
Benefit from (provision for) income taxes	—	—
Net loss	$(3,079)	$(3,762)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(1)
Comprehensive loss	$(3,079)	$(3,763)

Weighted-average shares outstanding, basic and diluted	12,867	7,870

Net loss per share, basic and diluted	$(0.24)	$(0.48)
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(1,751)	$(1,710)
Cash flows from investing activities:
Purchases of property, equipment and software	(470)	(154)
Other asset additions	—	(450)
Loan to third party	—	(1,000)
Net cash used in investing activities	(470)	(1,604)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,997	—
Proceeds from debt issuance	300	3,500
Payments of capital lease obligations	(37)	(32)
Net cash provided by financing activities	3,260	3,468
Net increase in cash and cash equivalents	1,039	154
Cash and cash equivalents:
Beginning of period	1,525	1,261
Impact of foreign currency translation on cash	—	(1)
End of period	$2,564	$1,414

Supplemental schedule of non-cash investing and financing activities:
Common stock issuance	$962	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK MEDIA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Media, Inc. (“Remark”, “we”, “us”, or “our”) is a global digital media company headquartered in Las Vegas, Nevada, with additional operations in Beijing, China and Sao Paolo, Brazil. Our primary operations consist of owning and operating digital media properties, such as websites and applications for mobile devices, primarily in the United States and Asia. Through our websites and mobile applications, we provide customers with the ability to file business and personal tax extensions with the IRS, to make hotel reservations through our Roomlia mobile application, to purchase merchandise via our Bikini.com website, and we provide the ability for third-party companies to advertise on our websites. Our common stock is listed on the NASDAQ Capital Market under the ticker symbol MARK.

Liquidity Considerations

During the three months ended March 31, 2015, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $133.1 million and a cash and cash equivalents balance of $2.6 million, both amounts as of March 31, 2015. Our revenue during the three months ended March 31, 2015 was $0.8 million.

We entered into the following transactions during the three months ended March 31, 2015:

•	On February 5, 2015, stock option awards representing 91,642 shares of our common stock were exercised in exchange for $0.3 million in cash.

•	On March 13, 2015, we issued an unsecured convertible promissory note in the original principal amount of $0.3 million in cash.

•	On March 20, 2015, we issued 125,000 shares of our common stock to an accredited investor in a private placement in exchange for $0.5 million in cash.

•	On March 31, 2015, we issued 850,000 shares of our common stock in a registered direct offering in exchange for net proceeds of approximately $3.1 million.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through March 31, 2016, including repayment of our existing debt as it matures. However, projecting operating results is inherently

Table of Contents	4	Financial Statement Index

uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2015, with the audited Consolidated Balance Sheet amounts as of December 31, 2014 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of March 31, 2015, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2014 Form 10-K.

Consolidation

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation. The equity of certain of our subsidiaries is either partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP. While preparing our financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets, the useful lives of property and equipment, stock-based compensation, and income taxes, among other items.

Changes to Significant Accounting Policies

We have made no material changes to our significant accounting policies as reported in our 2014 Form 10-K.

Recently Issued Accounting Pronouncements

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

Table of Contents	5	Financial Statement Index

Communications, Jeff Arnold and Sony Pictures Television. As of March 31, 2015, we owned approximately 6.0% of Sharecare’s issued stock and maintained representation on its Board of Directors. Our ownership declined due to Sharecare’s issuance of additional equity during the three months ended March 31, 2015.

NOTE 4. NOTE RECEIVABLE FROM BOMBO SPORTS & ENTERTAINMENT, LLC

In February 2014, we entered into a loan agreement with Bombo Sports & Entertainment, LLC (“BSE”) pursuant to which we loaned BSE $1.0 million. In April 2014, both parties entered into an amendment to the loan agreement (as amended, the “BSE Loan Agreement”), pursuant to which, from April to June 2014, we loaned an additional $0.35 million to BSE. The loan bears interest at 5% per annum, with principal and interest due and payable within 10 days after we deliver a written demand to BSE. If the loan is not repaid in full at the end of the 10-day period, the interest rate increases to 12% per annum until it is repaid in full. BSE may prepay all or any portion of the loan at any time without premium or penalty.

Under the BSE Loan Agreement, BSE’s obligations are secured by (i) a membership interest pledge agreement pursuant to which Robert S. Potter, the manager and owner of 86% of the membership interest in BSE, pledged to us all of his right, title, and interest in and to such membership interest and (ii) a pledge by BSE to us of all of BSE’s assets.

In September 2014, we delivered a written demand for payment to BSE. As of the date of this report, BSE has not repaid any portion of the loan, and we have commenced legal proceedings against BSE and its controlling owner to recover the amount owed. We are vigorously pursuing collection of the full amount owed to us under the BSE Loan Agreement and believe that we will be successful in either collecting such full amount or securing rights of equivalent fair value.  As a result, we have not recorded a loss allowance related to the loan as of the date of this report. However, because we cannot provide assurance as to what amount or rights, if any, we may be able to collect or secure, we may need to record a loss allowance related to the loan in the future. See Part II, Item 1 for additional information regarding our legal proceedings against BSE.

NOTE 5. DERIVATIVE LIABILITY

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of certain common stock warrants we issued that we recorded as liabilities. The following table presents the quantitative assumptions, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	March 31,	December 31,
	2015	2014
Annual dividend rate	—%	—%
Expected volatility	90.00%	90.00%
Risk-free interest rate	0.69%	0.95%
Expected remaining term (years)	2.41	2.66

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, at what price per share would such equity be issued. At March 31, 2015, we estimated a 10% probability that a future financing event would be dilutive.

Table of Contents	6	Financial Statement Index

The following table presents the reconciliation of the beginning and ending balances of the derivative liability associated with certain common stock warrants that remain outstanding (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2015	2014
Balance at beginning of period	$512	$769
Decrease in fair value	(66)	(28)
Reduction due to exercise of warrants	—	(229)
Balance at end of period	$446	$512

NOTE 6. PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Prepaid expense	$105	$279
Common stock proceeds receivable	962	—
Inventory	481	273
Other current assets	83	155
Total	$1,631	$707

The receivable for common stock proceeds as of March 31, 2015 represents a portion of the aggregate proceeds from our March 2015 registered direct offering that we did not receive until April 2, 2015.

NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	March 31, 2015	December 31, 2014
Computer equipment	3	458	561
Software	3	381	401
Software development in progress		1,651	1,186
Furniture and fixtures		—	2
Leasehold improvements		—	86
Total property, equipment and software		2,490	2,236
Less accumulated depreciation		(650)	(838)
Total property, equipment and software, net		$1,840	$1,398

We recorded depreciation (and amortization of software) expense on the above assets totaling $0.1 million during the three months ended March 31, 2014. The equivalent expense amount for the first quarter of 2015 was not material.

Table of Contents	7	Financial Statement Index

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	March 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$4,219	$(1,125)	$3,094	$4,219	$(1,026)	$3,193
Customer relationships	3,113	(392)	2,721	3,113	(323)	2,790
Acquired technology	436	(80)	356	436	(58)	378
Other intangible assets	107	(59)	48	107	(50)	57
	$7,875	$(1,656)	$6,219	$7,875	$(1,457)	$6,418
Indefinite-lived intangible assets
License to operate in China	$100		$100	$100		$100
Total intangible assets	$7,975		$6,319	$7,975		$6,518

We recorded total amortization expense of $0.2 million and $0.05 million for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the changes in goodwill during the three months ended March 31, 2015 and the year ended December 31, 2014 (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2015	2014
Balance at beginning of period	$5,293	$1,823
Goodwill acquired	—	3,470
Balance at end of period	$5,293	$5,293

NOTE 9. CAPITAL LEASES

In December 2010, Banks.com entered into a sale-leaseback arrangement with Domain Capital, LLC consisting of an agreement to assign the domain name (www.banks.com) to Domain Capital in exchange for $0.6 million in cash and a lease agreement to lease back the domain name from Domain Capital for a five-year term. The lease provides for a bargain purchase option at the end of its term, effectively transferring ownership back to Banks.com. Effective June 2012, Banks.com became our wholly-owned subsidiary pursuant to a merger agreement under which we assumed all its outstanding liabilities. As of March 31, 2015, the remaining obligation under this capital lease was approximately $0.1 million, all of which is payable during 2015. The interest portion of the future minimum lease payments was not material as of March 31, 2015.

Table of Contents	8	Financial Statement Index

NOTE 10. LONG-TERM DEBT

During December 2014, we issued the following unsecured convertible promissory notes in exchange for cash: one note with an original principal amount of $3.0 million to Ashford Capital Partners, L.P., and one note with an original principal amount of $0.1 million to another accredited investor (not a related party). During March 2015, we issued another unsecured convertible promissory note with an original principal amount of $0.3 million in exchange for cash to Ashford Capital Partners, L.P. All of the notes are unsecured and bear interest at a rate of 8.00% per annum, with interest payable quarterly and all unpaid principal and any accrued but unpaid interest due and payable on the second anniversary of their issuance. We may prepay all or any portion of the notes at any time upon providing at least 15 days prior written notice to the note holder. At any time, either the note holder or we may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under the note into shares of our common stock at a conversion price of $5.50 per share, except that we may only do so if the closing price of our common stock on the immediately-preceding trading day is greater than or equal to the conversion price.

NOTE 11. COMMITMENTS AND CONTINGENCIES

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities.

NOTE 12. STOCKHOLDERS' EQUITY AND NET LOSS PER SHARE

Equity Issuances

On February 5, 2015, stock option awards representing 91,642 shares of our common stock were exercised in exchange for $0.3 million.

On March 20, 2015, we issued 125,000 shares of our common stock to an accredited investor in a private placement in exchange for $0.5 million in cash.

On March 31, 2015, we issued 850,000 shares of our common stock in a registered direct offering in exchange for $3.4 million in cash. We realized net proceeds, after payment of fees and expense, of approximately $3.1 million. Because we did not receive a portion of the aggregate proceeds until April 2, 2015, we recorded such amount as common stock proceeds receivable as of March 31, 2015. Except for an amount equal to the par value of the shares issued, we recorded the net proceeds amount in additional paid-in capital.

Stock-Based Compensation

We are authorized to issue equity-based awards under our 2006 Equity Incentive Plan, our 2010 Equity Incentive plan and our 2014 Incentive Plan, each of which our stockholders have approved. We grant such awards to attract, retain and motivate eligible officers, directors, employees and consultants. Under each of the plans, we have granted shares of restricted stock and options to purchase common stock to our officers and employees with exercise prices equal to or greater than the fair value of the underlying shares on the grant date.

Stock options awarded generally expire ten years from the grant date. All forms of equity awards vest upon the passage of time, the attainment of performance criteria, or both.

Table of Contents	9	Financial Statement Index

The following table summarizes the stock option activity under our equity incentive plans as of March 31, 2015, and changes during the three months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	1,735,962	$9.63
Granted	346,250	4.32
Exercised	(91,642)	3.14
Forfeited, cancelled or expired	(28,292)	8.67
Outstanding at March 31, 2015	1,962,278	$9.01	8.1	$202
Options exercisable at March 31, 2015	1,532,339	$10.22	7.6	$191

We did not award restricted stock under our equity incentive plans during the three months ended March 31, 2015.

Net Loss per Share

For the quarters ended March 31, 2015 and 2014, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

•	the convertible notes described in Note 10 and Note 13, which are convertible into 2,116,534 shares as of March 31, 2015;

•
the warrants issued in conjunction with our acquisition of Hotelmobi, Inc., which may be exercised to purchase 1,000,000 shares of our common stock, half at an exercise price of $8.00 per share and half at an exercise price of $12.00 per share; and

•	the warrants issued in conjunction with a private placement in 2012, which may be exercised to purchase 215,278 shares of our common stock at an exercise price of $5.13 per share.

Table of Contents	10	Financial Statement Index

NOTE 13. RELATED PARTY TRANSACTIONS

Secured Convertible Notes

Our Chairman of the Board and Chief Executive Officer, Kai-Shing Tao, is the manager of and a member of Digipac, LLC (“Digipac”), a company of which our Chief Financial Officer, Douglas Osrow, is also a member. On January 29, 2014 and November 14, 2013, we issued senior secured convertible promissory notes to Digipac in exchange for cash. The following table provides the primary details of the notes on the date we issued them to Digipac (principal in thousands):

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

The November 2013 Note and the January 2014 Note are subject to a security agreement we entered into with Digipac, which, as amended, provides that our obligations under such notes are secured by all of our assets, except for our equity interest in Sharecare, Inc.

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

We incurred interest expense on the related-party notes of $0.1 million during each of the quarters ended March 31, 2015 and 2014.

Table of Contents	11	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2015 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

OVERVIEW

Remark Media, Inc. (“Remark”, “we”, “us”, or “our”) is a global digital media company headquartered in Las Vegas, Nevada, with additional operations in Beijing, China and Sao Paolo, Brazil. We focus on owning and operating digital media properties that provide unique, high-quality online experiences in several content verticals; including personal finance, young adult lifestyle, travel, entertainment, education and social media; that we believe are important to young adults aged 18 to 34 years old. By providing such experiences, we expect to attract and retain a large user base that is both attractive to potential advertisers and loyal to our various brands. During the three months ended March 31, 2015, we earned most of our revenue through our sites that provide U.S. tax filing extension services and information on U.S. tax matters, with various advertising mechanisms and merchandise sales also contributing to our revenue.

We continue to evaluate ways to diversify our content offerings and increase revenue earned from outside the U.S. As described in our previous filings with the SEC, KanKan, our mobile social media application, will provide users with what we believe will be unprecedented access to their friends’ social media activity on various other outlets from within our mobile application, while also allowing for localized advertising and, we believe, eventually allowing for integration with certain popular online games. We remain on target for a full launch in China during June 2015 and, following as soon after the launch in China as is practicable, we expect to launch the application (under different branding) in other parts of the world, including the United States. Additionally, we are continuing our efforts to leverage our work in relation to the “Clash in Cotai” Pacquiao vs. Rios boxing event that occurred in Macau, China in November 2013 to develop opportunities to deliver original sports and entertainment content to the evolving Chinese media market through our existing strategic relationships.

Our 2014 acquisition of Hotelmobi, Inc. (“Hotelmobi”) and its mobile hotel-booking application Roomlia gave us a foothold in the travel vertical, which we believe is very important to our target customers. Although Roomlia has not yet contributed significant revenue, we have begun to increase marketing efforts and have continued adding new markets and hotels in North America and the Caribbean.

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

Matters Affecting Comparability of Results

We acquired Hotelmobi during May 2014 and merged it into our Roomlia subsidiary. Our financial condition at March 31, 2015 and our results of operations for the first quarter of 2015 include Roomlia, while the same period of the prior year does not include Roomlia.

Table of Contents	12

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2015, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2014 Form 10-K.

RESULTS OF OPERATIONS

In the tables in the following discussion, we present amounts (excluding percentages) in thousands.

Revenue

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percentage
Revenue	$803	$660	$143	22%

Over the last several months, we have improved the content of our U.S. Tax Center at www.irs.com, as well as the search engine optimization in relation to the website. Our efforts drove an increase of more than $0.1 million in revenue from the website, accounting for nearly all of the overall increase in revenue.

Operating Expense

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percentage
Sales and marketing	$198	$75	$123	164%
Content, technology and development	167	72	95	132%
General and administrative	3,163	3,919	(756)	(19)%
Depreciation and amortization	227	134	93	69%
Total operating expense	$3,755	$4,200	$(445)	(11)%

The increase in sales and marketing expense primarily resulted from additional marketing campaigns intended to increase our brand awareness among consumers, while our content, technology and development expense increased primarily because we made necessary back-end programming changes to our tax extension websites.

General and administrative expense was primarily affected by:

•	an increase in headcount as a result of the Hotelmobi acquisition that drove an increase of $0.8 million in payroll and payroll related expense, and

•
a $1.7 million decrease in stock-based compensation expense primarily resulting from our awarding of restricted stock in the first quarter of 2014 to Pacific Star Capital Management, L.P. as compensation for services provided by Kai-Shing Tao as our CEO from late 2012 through December 31, 2013, while we made no similar award in 2015 for prior year periods.

The addition of $3.3 million of intangible assets as a result of the Hotelmobi acquisition caused the increase in our depreciation and amortization expense.

Table of Contents	13	Financial Statement Index

Other Income (Expense)

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percentage
Interest expense	(194)	(93)	(101)	109%
Other income	1	—	1	—
Gain (loss) on change in fair value of derivative liability	66	(129)	195	(151)%
Total other expense	(127)	(222)	95	(43)%

Our issuances of notes payable during December 2014 and March 2015, described in more detail in Note 10, caused the increase in interest expense.

As presented in Note 5, the calculation of the derivative liability and, therefore, the gain or loss on the liability, was primarily affected by the change in our stock price.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the three months ended March 31, 2015, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $133.1 million and a cash and cash equivalents balance of $2.6 million, both amounts as of March 31, 2015. Cash and cash equivalents as of March 31, 2015 does not reflect the approximately $1.0 million of proceeds from our registered direct offering (discussed below) that were payable to us as of March 31, 2015, but not received until April 2, 2015. Our revenue during the three months ended March 31, 2015 was $0.8 million.

We entered into the following transactions during the three months ended March 31, 2015:

•	On February 5, 2015, stock option awards representing 91,642 shares of our common stock were exercised in exchange for $0.3 million in cash.

•	On March 13, 2015, we issued an unsecured convertible promissory note in the original principal amount of $0.3 million in cash.

•	On March 20, 2015, we issued 125,000 shares of our common stock to an accredited investor in a private placement in exchange for $0.5 million in cash.

•	On March 31, 2015, we issued 850,000 shares of our common stock in a registered direct offering in exchange for net proceeds of approximately $3.1 million.

As of March 31, 2015, $9.8 million of aggregate principal remained outstanding under debt agreements, $6.0 million of which we owe to a related party under senior secured convertible promissory notes. Of the amount owed to the related party, $2.5 million of principal plus any accrued but unpaid interest is due and payable in November 2015, and $3.5 million of principal plus any accrued but unpaid interest is due and payable in January 2016. An additional $0.35 million of the aggregate principal outstanding was represented by an unsecured demand note payable to a related party, with all principal and accrued but unpaid interest due and payable within 10 days after our receipt of written demand for payment.

We intend to fund our future operations, particularly related to our young adult lifestyle and personal finance properties, through dynamic growth. Additionally, we are actively evaluating potential acquisitions that would provide additional revenue, assessing the sale of certain non-core assets, and considering sales of minority interests in certain of our operating businesses.

Table of Contents	14

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through March 31, 2016, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Used in Operating Activities

We used approximately the same amount of cash for operating activities during the three months ended March 31, 2015 as we did during the three months ended March 31, 2014.

Cash Used in Investing Activities

During the three months ended March 31, 2015, we used $1.1 million less for investing activities than we did during the three months ended March 31, 2014. The decrease in cash used in our investing activities primarily resulted from our loan of $1.0 million to BSE (for further details on the loan to BSE, see Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements) during the first quarter of 2014, while we did not engage in similar transactions during the same period of 2015.

Cash Provided by Financing Activities

During the three months ended March 31, 2015, our financing activities provided $0.2 million more than during the three months ended March 31, 2014. During 2015, we obtained $3.0 million from common stock issuances and another $0.3 million by issuing a note payable. For further details on the note payable, see Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements. During 2014, we obtained $3.5 million by issuing notes payable.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Table of Contents	15

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that the information we must disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In February 2014, we entered into a loan agreement with Bombo Sports & Entertainment, LLC (“BSE”), which both parties amended in April 2014, pursuant to which we loaned BSE a total of $1.35 million. On November 4, 2014, we filed suit against BSE and its controlling owner in the United States District Court for the District of Nevada in a matter captioned Remark Media, Inc. v. Bombo Sports & Ent., et al. In the lawsuit, we claimed that BSE breached the terms of the amended loan agreement by failing to pay the principal and interest on its loan when due, as well as for fraud and declaratory relief. Although we intend to vigorously pursue collection of the full amount owed to us under the amended loan agreement, we cannot provide assurance as to what amount, if any, we may be able to collect.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2015, we issued an unsecured convertible promissory note in the original principal amount of $0.3 million to an accredited investor in a private placement in exchange for $0.3 million in cash. The note is unsecured and bears interest at a rate of 8.00% per annum, with interest payable quarterly and all unpaid principal and any accrued but unpaid interest due and payable on the second anniversary of its issuance. We may prepay all or any portion of the note at any time upon providing at least 15 days prior written notice to the note holder. At any time, either the note holder or we may elect to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under the note into shares of our common stock at a conversion price of $5.50 per share, except that we may only do so if the closing price of our common stock on the immediately-preceding trading day is greater than or equal to the conversion price.

Table of Contents	16

On March 20, 2015, we issued 125,000 shares of our common stock to an accredited investor in a private placement in exchange for $0.5 million in cash.

We made the offer and sale of securities in the above-described private placements in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investors in purchase agreements we entered into with the investors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Table of Contents	17

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1 [1]	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 [1]	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32 [1]	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS [2]	XBRL Instance Document
101.SCH [2]	XBRL Taxonomy Extension Schema Document
101.CAL [2]	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF [2]	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB [2]	XBRL Taxonomy Extension Label Linkbase Document
101.PRE [2]	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Filed herewith

2.
We furnish the 101 exhibits (related to XBRL) to the SEC as accompanying documents and they shall neither be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934 (and are otherwise not subject to the liabilities of such Sections), nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Table of Contents	18	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK MEDIA, INC.

Date:	May 15, 2015	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)