Form 10-Q
period 2015-06-30
Remark Media, Inc.
filed 2015-08-14
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

As of August 14, 2015, 14,398,102 shares of our common stock were outstanding.

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

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$844	$1,525
Trade accounts receivable	86	41
Prepaid expense and other current assets	848	707
Total current assets	1,778	2,273
Notes receivable	1,350	1,350
Property and equipment, net	2,193	1,398
Investment in unconsolidated affiliate	1,030	1,030
Intangibles, net	6,124	6,518
Goodwill	5,293	5,293
Other long-term assets	80	94
Total assets	$17,848	$17,956
Liabilities and Stockholders’ Equity
Accounts payable	$1,487	$1,356
Advances from stockholder	86	86
Accrued expense and other current liabilities	1,328	1,210
Demand note payable to related party	350	350
Derivative liability	291	512
Current maturities of long-term debt payable to related parties	5,990	2,500
Capital lease obligations	82	158
Total current liabilities	9,614	6,172
Long-term debt	3,400	3,100
Long-term debt payable to related parties, less current portion and discount	—	3,481
Other liabilities	25	25
Total liabilities	13,039	12,778

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 14,059,102 and 12,784,960 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	14	13
Additional paid-in-capital	140,999	135,116
Accumulated other comprehensive income	11	36
Accumulated deficit	(136,215)	(129,987)
Total stockholders’ equity	4,809	5,178
Total liabilities and stockholders’ equity	$17,848	$17,956
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$821	$766	$1,624	$1,426
Operating expense
Sales and marketing	178	33	376	108
Content, technology and development	172	237	339	309
General and administrative	3,342	4,619	6,505	8,538
Depreciation and amortization	223	165	450	299
Impairment of long-lived assets	—	268	—	268
Total operating expense	3,915	5,322	7,670	9,522
Operating loss	(3,094)	(4,556)	(6,046)	(8,096)
Other income (expense)
Interest expense	(211)	(113)	(405)	(206)
Other income	—	21	1	21
Gain (loss) on change in fair value of derivative liability	155	(650)	221	(779)
Total other expense, net	(56)	(742)	(183)	(964)
Loss before income taxes	(3,150)	(5,298)	(6,229)	(9,060)
Benefit from (provision for) income taxes	—	—	—	—
Net loss	$(3,150)	$(5,298)	$(6,229)	$(9,060)
Other comprehensive income (loss)
Foreign currency translation adjustments	(25)	52	(25)	51
Comprehensive loss	$(3,175)	$(5,246)	$(6,254)	$(9,009)

Weighted-average shares outstanding, basic and diluted	13,903	8,129	13,395	8,129

Net loss per share, basic and diluted	$(0.23)	$(0.65)	$(0.47)	$(1.11)
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(4,489)	$(3,325)
Cash flows from investing activities:
Purchases of property, equipment and software	(850)	(95)
Business acquisitions, net of cash received	—	(179)
Other asset additions	—	(450)
Loan to third party	—	(1,350)
Net cash used in investing activities	(850)	(2,074)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,459	2,993
Proceeds from debt issuance	300	3,500
Payments of capital lease obligations	(76)	(66)
Net cash provided by financing activities	4,683	6,427
Net increase (decrease) in cash and cash equivalents	(656)	1,028
Cash and cash equivalents:
Beginning of period	1,525	1,261
Impact of foreign currency translation on cash	(25)	51
End of period	$844	$2,340

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in acquisition transactions	—	6,638
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Media, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”) is a global digital media company headquartered in Las Vegas, Nevada, with additional operations in China and Brazil. Our primary operations consist of owning and operating digital media properties, such as websites and applications for mobile devices, primarily in the United States and Asia. Through our websites and mobile applications, we provide customers with the ability to file business and personal tax extensions with the IRS, to make hotel reservations through our Roomlia mobile application, to purchase merchandise via our Bikini.com website, and we provide the ability for third-party companies to advertise on our websites. Our common stock is listed on the NASDAQ Capital Market under the ticker symbol MARK.

Liquidity Considerations

During the six months ended June 30, 2015, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $136.2 million and a cash and cash equivalents balance of $0.8 million, both amounts as of June 30, 2015. Our revenue during the six months ended June 30, 2015 was $1.6 million.

During the six months ended June 30, 2015, we issued a total of 1,100,000 shares of our common stock to investors in certain private placements and registered direct offerings in exchange for approximately $4.1 million in cash. Also, during the first quarter of 2015, we issued an unsecured convertible promissory note in the original principal amount of $0.3 million in exchange for cash of the same amount.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through June 30, 2016, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2015, with the audited Consolidated Balance Sheet amounts as of December 31, 2014 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles

Table of Contents	4	Financial Statement Index

("GAAP"), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of June 30, 2015, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2014 Form 10-K.

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

NOTE 3. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of June 30, 2015, we owned approximately 5.2% of Sharecare’s issued stock and maintained representation on its Board of Directors. Our percentage of ownership declined since March 31, 2015 due to Sharecare’s issuance of additional equity during the three months ended June 30, 2015.

Table of Contents	5	Financial Statement Index

NOTE 4. NOTE RECEIVABLE FROM BOMBO SPORTS & ENTERTAINMENT, LLC

In February 2014, we entered into a loan agreement with Bombo Sports & Entertainment, LLC (“BSE”) pursuant to which we loaned BSE $1.0 million. In April 2014, both parties entered into an amendment to the loan agreement (as amended, the “BSE Loan Agreement”), pursuant to which, from April to June 2014, we loaned an additional $0.35 million to BSE. The loan bore interest at 5% per annum, with principal and interest due and payable within 10 days after delivery of a written demand to BSE. Under the BSE Loan Agreement, if the loan was not repaid in full at the end of the 10-day period, the interest rate increased to 12% per annum until the loan was repaid in full. At any time, BSE could have prepaid all or any portion of the loan without premium or penalty.

In September 2014, we delivered a written demand for payment to BSE and, because BSE had not repaid any portion of the loan after we provided our written demand, we commenced legal proceedings against BSE and its controlling owner to recover the amount owed.

In July 2015, we settled our legal proceedings and released our claims against BSE, including for payment of all amounts due under the BSE Loan Agreement, and we terminated all agreements between us and the controlling owner of BSE under the terms of a settlement agreement which we describe in more detail in Note 14.

NOTE 5. DERIVATIVE LIABILITY

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of certain common stock warrants we issued that we recorded as liabilities. The following table presents the quantitative assumptions, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	June 30,	December 31,
	2015	2014
Annual dividend rate	—%	—%
Expected volatility	70.00%	90.00%
Risk-free interest rate	0.70%	0.95%
Expected remaining term (years)	2.16	2.66

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, at what price per share would we issue such equity. At June 30, 2015, we estimated a 95% probability that a future financing event would be dilutive.

The following table presents the reconciliation of the beginning and ending balances of the derivative liability associated with certain common stock warrants that remain outstanding (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2015	2014
Balance at beginning of period	$512	$769
Decrease in fair value	(221)	(28)
Reduction due to exercise of warrants	—	(229)
Balance at end of period	$291	$512

Table of Contents	6	Financial Statement Index

NOTE 6. PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Prepaid expense	$223	$279
Inventory	526	273
Other current assets	99	155
Total	$848	$707

NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	June 30, 2015	December 31, 2014
Computer equipment	3	485	561
Software	3	381	401
Software development in progress		2,005	1,186
Furniture and fixtures		—	2
Leasehold improvements		—	86
Total property, equipment and software		2,871	2,236
Less accumulated depreciation		(678)	(838)
Total property, equipment and software, net		$2,193	$1,398

For the three months and the six months ended June 30, 2015 and 2014, depreciation (and amortization of software) expense was not material.

Table of Contents	7	Financial Statement Index

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	June 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$4,219	$(1,223)	$2,996	$4,219	$(1,026)	$3,193
Customer relationships	3,113	(461)	2,652	3,113	(323)	2,790
Acquired technology	436	(102)	334	436	(58)	378
Other intangible assets	107	(65)	42	107	(50)	57
	$7,875	$(1,851)	$6,024	$7,875	$(1,457)	$6,418
Indefinite-lived intangible assets
License to operate in China	$100		$100	$100		$100
Total intangible assets	$7,975		$6,124	$7,975		$6,518

We recorded total amortization expense of $0.4 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the changes in goodwill during the six months ended June 30, 2015 and the year ended December 31, 2014 (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2015	2014
Balance at beginning of period	$5,293	$1,823
Goodwill acquired	—	3,470
Balance at end of period	$5,293	$5,293

NOTE 9. CAPITAL LEASES

In December 2010, Banks.com entered into a sale-leaseback arrangement with Domain Capital, LLC consisting of an agreement to assign the domain name (www.banks.com) to Domain Capital in exchange for $0.6 million in cash and a lease agreement to lease back the domain name from Domain Capital for a five-year term. The lease provides for a bargain purchase option at the end of its term, effectively transferring ownership back to Banks.com. Effective June 2012, Banks.com became our wholly-owned subsidiary pursuant to a merger agreement under which we assumed all its outstanding liabilities. As of June 30, 2015, the remaining obligation under this capital lease was approximately $0.1 million, all of which is payable during 2015. The interest portion of the future minimum lease payments was not material as of June 30, 2015.

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

NOTE 12. STOCKHOLDERS' EQUITY AND NET LOSS PER SHARE

Equity Issuances

During the six months ended June 30, 2015, we issued a total of 1,100,000 shares of our common stock to investors in certain private placements and registered direct offerings in exchange for approximately $4.1 million in cash. Also, we issued 91,642 shares of our common stock upon the exercise of stock option awards in exchange for $0.3 million.

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

The following table summarizes the stock option activity under our equity incentive plans as of June 30, 2015, and changes during the six months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	1,735,962	$9.63
Granted	683,750	4.30
Exercised	(91,642)	3.14
Forfeited, cancelled or expired	(34,792)	8.19
Outstanding at June 30, 2015	2,293,278	$8.35	8.1	$183
Options exercisable at June 30, 2015	1,842,090	$9.30	7.7	$176

We did not award restricted stock under our equity incentive plans during the six months ended June 30, 2015.

We incurred share-based compensation expense of $0.8 million and $2.7 million, respectively, during the three months ended June 30, 2015 and 2014, and of $1.4 million and $5.0 million, respectively, during the six months ended June 30, 2015 and 2014.

Net Loss per Share

For the three months and the six months ended June 30, 2015 and 2014, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

•	the convertible notes described in Note 10 and Note 13, which are convertible into 2,158,315 shares as of June 30, 2015;

•
the warrants issued in conjunction with our acquisition of Hotelmobi, Inc., which may be exercised to purchase 1,000,000 shares of our common stock, half at an exercise price of $8.00 per share and half at an exercise price of $12.00 per share; and

•	the warrants issued in conjunction with a private placement in 2012, which may be exercised to purchase 215,278 shares of our common stock at an exercise price of $5.12 per share.

Table of Contents	10	Financial Statement Index

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

We incurred interest expense on the related-party notes of $0.1 million during the three months ended June 30, 2015 and 2014, and of $0.3 million and $0.2 million, respectively, during the six months ended June 30, 2015 and 2014.

Table of Contents	11	Financial Statement Index

NOTE 14. SUBSEQUENT EVENTS

Equity Issuance

On July 10, 2015, we issued 339,000 shares of our common stock in a registered direct offering in exchange for net proceeds, after payment of fees and expense, of approximately $1.3 million. Except for an amount equal to the par value of the shares issued, we recorded the net proceeds amount in additional paid-in capital.

Settlement of Legal Proceedings

On July 28, 2015, we entered into a settlement agreement with BSE and Robert S. Potter related to the loans that we made to BSE pursuant to the BSE Loan Agreement described in Note 4. The settlement agreement provides for, among other things, the settlement of our legal proceedings and the release of our claims against BSE and Mr. Potter, including for payment of all amounts due under the BSE Loan Agreement, the termination of all previous agreements between us and Mr. Potter, and certain other agreements and releases.

In connection with the settlement agreement, we also entered into a servicing agreement with BSE that provides, among other things, for the following:

(i)	for a period of two years, BSE will loan to us Mr. Potter’s services for up to 100 hours each year;

(ii)	for a period of two years, we may, at our option, engage BSE to produce a total of four one-hour length projects at cost;

(iii)
for a period of five years, we will have the exclusive right to use BSE’s film library in specified Asian-Pacific countries and territories, to the extent of BSE’s rights thereto and subject to BSE’s approval of any license or similar agreement governing our exploitation thereof (not to be unreasonably withheld), with us retaining the first $500,000 of net profit and any additional net profit split equally between us and BSE; and

(iv)
for a period of five years, we will have the right to purchase 10% of BSE for $1.50 or 20% of BSE for $5.00, provided that if we exercise this right, commencing on the six-month anniversary of such acquisition, we will be obligated to market the BSE film library in the specified Asian-Pacific countries and territories for a period of 10 years, with us retaining 50% of the first $500,000 of net profits from such marketing and 25% of net profits thereafter, and us receiving $100,000 per year for such marketing services beginning on the 18-month anniversary of such acquisition.

We previously disclosed the settlement agreement and the servicing agreement in, and filed them as exhibits to, the Current Report on Form 8-K we filed with the SEC on July 30, 2015.

As a result of the settlement agreement, we will no longer have a note receivable from BSE; rather, we will have an intangible asset represented by the rights provided to us in the servicing agreement. We are currently evaluating our rights under the servicing agreement to determine the appropriate value to assign to the resulting intangible asset. Because our analysis is ongoing and any gain or loss related to the note receivable that existed as of June 30, 2015 is not currently determinable, we have not yet recorded any such gain or loss.

Option Awards

On July 28, 2015, the Compensation Committee of our Board of Directors granted stock options under our 2014 Incentive Plan to our executive officers. The stock options allow the executive officers to purchase a total of one million shares of our common stock at an exercise price of $4.29 per share. Fifty percent of the stock options vested on the grant date, another 25% will vest on September 30, 2015, and the final 25% will vest on December 31, 2015. The options have a contract term of 10 years from the grant date.

Table of Contents	12	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months and the six months ended June 30, 2015 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

OVERVIEW

Remark Media, Inc. (“Remark”, “we”, “us”, or “our”) is a global digital media company headquartered in Las Vegas, Nevada, with additional operations in China and Brazil. We focus on owning and operating digital media properties that provide unique, high-quality online experiences in several content verticals; including personal finance, young adult lifestyle, travel, entertainment, education and social media; that we believe are important to young adults aged 18 to 34 years old. By providing such experiences, we expect to attract and retain a large user base that is both attractive to potential advertisers and loyal to our various brands. During the three months and the six months ended June 30, 2015, we earned most of our revenue through our sites that provide U.S. tax filing extension services and information on U.S. tax matters, with various advertising mechanisms and merchandise sales also contributing to our revenue.

We continue to evaluate ways to diversify our content offerings and increase revenue earned from outside the U.S. KanKan, our recently-launched mobile social media application, aggregates activity from all major social media networks (e.g., Facebook, Instagram, Tencent QQ, Sina Weibo, DaZhong, DianPing, Douban). The application allows users to explore the world around them, communicate with friends, make new friends, and respond to each other’s social media posts, regardless of the social media network on which activity originates. We built KanKan’s powerful back-end infrastructure to handle large amounts of data across all major social media networks, and it has already aggregated approximately 900 million socially-active user profiles and more than 10 billion social posts - amounts that are growing rapidly each day. KanKan’s image-recognition abilities allow the application to automatically categorize social images by topics such as food, movies, sports or travel, with an accuracy rate of approximately 90%, which allows for product tagging in social images. As soon as is practicable, we expect to launch the application (under different branding) in other parts of the world, including the United States. Additionally, we are continuing our efforts to leverage our work in relation to the “Clash in Cotai” Pacquiao vs. Rios boxing event that occurred in Macau, China in November 2013 to develop opportunities to deliver original sports and entertainment content to the evolving Chinese media market through our existing strategic relationships.

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

Matters Affecting Comparability of Results

We acquired Hotelmobi during May 2014 and merged it into our Roomlia subsidiary. Our financial condition at June 30, 2015 and our results of operations for the three months and the six months ended June 30, 2015 include Roomlia, while the same periods of the prior year only include Roomlia for a portion of those periods.

Table of Contents	13

CRITICAL ACCOUNTING POLICIES

During the three months ended June 30, 2015, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2014 Form 10-K.

RESULTS OF OPERATIONS

In the tables in the following discussion, we present amounts (excluding percentages) in thousands.

Revenue

	Three Months Ended June 30,		Change
	2015	2014	Dollars	Percentage
Revenue	$821	$766	$55	7%

During the three months ended June 30, 2015, we continued to realize the benefit of increasing the selection of merchandise that we offer through Bikini.com’s sales channels, resulting in an increase in sales revenue of slightly more than$0.1 million. The increase in sales revenue from Bikini.com was partially offset by a decrease of slightly less than $0.1 million in revenue from our tax extension websites, which resulted because 2015 was the first year that the IRS allowed taxpayers to file tax extensions directly through the IRS website.

	Six Months Ended June 30,		Change
	2015	2014	Dollars	Percentage
Revenue	$1,624	$1,426	$198	14%

During the six months ended June 30, 2015, we began to realize the benefit of increasing the selection of merchandise that we offer through Bikini.com’s sales channels, resulting in an increase in sales revenue of $0.2 million.

During the last several months leading into 2015, we improved the content of our U.S. Tax Center at www.irs.com, as well as the search engine optimization in relation to the website. Our efforts drove an increase of slightly less than $0.1 million in revenue from the website during the six months ended June 30, 2015; however, such increase was offset by individually insignificant decreases in revenue from several other areas of our business.

Operating Expense

	Three Months Ended June 30,		Change
	2015	2014	Dollars	Percentage
Sales and marketing	$178	$33	$145	439%
General and administrative	3,342	4,619	(1,277)	(28)%
Depreciation and amortization	223	165	58	35%
Total operating expense	$3,915	$5,322	$(1,407)	(26)%

Table of Contents	14	Financial Statement Index

The increase in sales and marketing expense primarily resulted from additional marketing campaigns intended to increase our brand awareness among consumers.

General and administrative expense was primarily affected by:

•	an increase in headcount as a result of the Hotelmobi acquisition that drove an increase of $0.5 million in payroll and payroll related expense, and

•	a decrease in stock-based compensation of approximately $1.9 million related to large grants of options in 2014 that vested prior to or very early in 2015.

	Six Months Ended June 30,		Change
	2015	2014	Dollars	Percentage
Sales and marketing	$376	$108	$268	248%
General and administrative	6,505	8,538	(2,033)	(24)%
Depreciation and amortization	450	299	151	51%
Total operating expense	$7,670	$9,522	$(1,852)	(19)%

General and administrative expense was primarily affected by:

•	an increase in headcount, primarily as a result of the Hotelmobi acquisition, that drove an increase of $1.2 million in payroll and payroll related expense, and

•
decreases in stock-based compensation of approximately $1.9 million related to large grants of options in 2014 that vested prior to or very early in 2015, and $1.7 million primarily resulting from our awarding of restricted stock in the first quarter of 2014 to Pacific Star Capital Management, L.P. as compensation for services provided by Kai-Shing Tao as our CEO from late 2012 through December 31, 2013, while we made no similar award in 2015 for prior year periods.

The addition of $3.3 million of intangible assets as a result of the Hotelmobi acquisition caused the increase in our depreciation and amortization expense.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2015	2014	Dollars	Percentage
Interest expense	$(211)	$(113)	$(98)	87%
Gain (loss) on change in fair value of derivative liability	155	(650)	805	(124)%
Total other expense	$(56)	$(742)	$686	(92)%

Table of Contents	15

	Six Months Ended June 30,		Change
	2015	2014	Dollars	Percentage
Interest expense	$(405)	$(206)	$(199)	97%
Gain (loss) on change in fair value of derivative liability	221	(779)	1,000	(128)%
Total other expense	$(183)	$(964)	$781	(81)%

Our issuances of notes payable during December 2014 and March 2015, described in more detail in Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements, caused the increase in interest expense reflected in the tables above.

As presented in Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements, the calculation of the derivative liability and, therefore, the gain or loss on the liability, was primarily affected by the change in our stock price and the increase in the probability of a dilutive event occurring subsequent to the quarter end, which caused the increase reflected in the tables above.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the six months ended June 30, 2015, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $136.2 million and a cash and cash equivalents balance of $0.8 million, both amounts as of June 30, 2015. Our revenue during the six months ended June 30, 2015 was $1.6 million.

During the six months ended June 30, 2015, we issued a total of 1,100,000 shares of our common stock to investors in certain private placements and registered direct offerings in exchange for approximately $4.1 million in cash. Also, during the first quarter of 2015, we issued an unsecured convertible promissory note in the original principal amount of $0.3 million in exchange for cash of the same amount.

As of June 30, 2015, $9.8 million of aggregate principal remained outstanding under debt agreements, $6.0 million of which we owe to a related party under senior secured convertible promissory notes. Of the amount owed to the related party, $2.5 million of principal plus any accrued but unpaid interest is due and payable in November 2015, and $3.5 million of principal plus any accrued but unpaid interest is due and payable in January 2016. An additional $0.35 million of the aggregate principal outstanding was represented by an unsecured demand note payable to a related party, with all principal and accrued but unpaid interest due and payable within 10 days after our receipt of written demand for payment.

As a result of the settlement agreement, we will no longer have a note receivable from BSE; rather, we will have an intangible asset represented by the rights provided to us in the servicing agreement. We are currently evaluating our rights under the servicing agreement to determine the appropriate value to assign to the resulting intangible asset. Because our analysis is ongoing and any gain or loss related to the note receivable that existed as of June 30, 2015 is not currently determinable, we have not yet recorded any such gain or loss. See Part II, Item 1. Legal Proceedings and Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements for further details on these matters.

We intend to fund our future operations, particularly related to our young adult lifestyle and personal finance properties, through dynamic growth. Additionally, we are actively evaluating potential acquisitions that would provide additional revenue, assessing the sale of certain non-core assets, and considering sales of minority interests in certain of our operating businesses.

Absent acquisitions of new businesses or material increases in revenue from our existing customers, neither of which we can assure, current revenue growth will not be sufficient to satisfy our debt payment obligations, including but not limited to our obligation to pay all principal and interest under related party notes, or sustain our operations in the long term; therefore, we will likely need to obtain additional capital through equity or debt financing and/or by divesting of certain assets or businesses, neither of which we can assure will happen on commercially reasonable terms, if at all.  In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

Table of Contents	16

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through June 30, 2016, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Used in Operating Activities

We used $1.2 million more for operating activities during the six months ended June 30, 2015 than we did during the six months ended June 30, 2014. The increase in payroll and payroll-related costs (described in the preceding Results of Operations section) had the largest impact on our use of cash in operating activities.

Cash Used in Investing Activities

During the six months ended June 30, 2015, we used $1.2 million less for investing activities than we did during the six months ended June 30, 2014. The decrease in cash used in our investing activities primarily resulted from our loan of $1.3 million to BSE (for further details on the loan to BSE, see Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements) during the first six months of 2014, while we did not engage in similar transactions during the same period of 2015.

Cash Provided by Financing Activities

During the six months ended June 30, 2015, our financing activities provided $1.7 million less than during the six months ended June 30, 2014. During 2015, we obtained $4.5 million from common stock issuances and another $0.3 million by issuing a note payable. For further details on the note payable, see Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements. During the comparable period of 2014, we obtained $3.0 million from common stock issuances and another $3.5 million by issuing notes payable.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Table of Contents	17

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In February 2014, we entered into a loan agreement with Bombo Sports & Entertainment, LLC (“BSE”), which both parties amended in April 2014 (as amended, the “BSE Loan Agreement”), pursuant to which we loaned BSE a total of $1.35 million. On November 4, 2014, we filed suit against BSE and its controlling owner, Robert S. Potter, in the United States District Court for the District of Nevada in a matter captioned Remark Media, Inc. v. Bombo Sports & Ent., et al. On July 28, 2015, we entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with BSE and Mr. Potter. The Settlement Agreement provides for, among other things, the settlement of our legal proceedings and release of our claims against BSE and Mr. Potter, including for payment of all amounts due under the BSE Loan Agreement, the termination of all agreements between us and Mr. Potter; and certain other agreements and releases.

In connection with the Settlement Agreement, we also entered into a Servicing Agreement with BSE (the “Servicing Agreement”) which provides, among other things, for BSE and Mr. Potter to provide certain services, for our exclusive right to use BSE’s film library in specified Asian-Pacific countries and territories, and for our right to purchase a certain percentage of BSE and our obligation to market BSE’s film library if we exercise this right. See Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements for further details on these matters. We previously disclosed the settlement agreement and the servicing agreement in, and filed them as exhibits to, the Current Report on Form 8-K we filed with the SEC on July 30, 2015.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2015, we issued 125,000 shares of our common stock to an accredited investor in a private placement in exchange for $0.5 million in cash. We made the offer and sale of securities in the private placement in reliance upon an

Table of Contents	18	Financial Statement Index

exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investor in a purchase agreement we entered into with the investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Table of Contents	19

ITEM 6.	EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Remark Media, Inc. as filed with the Secretary of State of the State of Delaware on June 4, 2015.	8-K	06/04/2015	3.1
4.1	Tax Benefit Preservation Plan, dated June 4, 2015, by and between Remark Media, Inc. and Computershare Inc., as Rights Agent.	8-K	06/04/2015	4.1
31.1 [1]	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 [1]	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32 [1]	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS [2]	XBRL Instance Document
101.SCH [2]	XBRL Taxonomy Extension Schema Document
101.CAL [2]	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF [2]	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB [2]	XBRL Taxonomy Extension Label Linkbase Document
101.PRE [2]	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Filed herewith

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

Table of Contents	20	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK MEDIA, INC.

Date:	August 14, 2015	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)