Form 10-Q
period 2015-09-30
Remark Media, Inc.
filed 2015-11-23
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

As of November 19, 2015, 19,435,382 shares of our common stock were outstanding.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this Quarterly Report on Form 10-Q contains forward-looking statements, including information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. You will find forward-looking statements principally in the sections entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among others:

•	our financial condition, including our losses and our need to raise additional capital;

•	our ability to successfully manage our growth, including integration of any new companies into our business;

•	our ability to procure content and monetize audiences;

•	our ability to successfully attract advertisers for our owned and operated websites;

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

•
risks of doing business in foreign countries, notably China, including obtaining regulatory approvals and adjusting to changing political and economic policies; governmental laws and regulations, including unclear and changing laws and regulations related to the Internet sector in foreign countries;

•	general economic conditions including advertising rate, interest rate and currency exchange rate fluctuations;

•	the liquidity and trading volume of our common stock; and

•
other factors discussed in Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), as filed with the SEC on March 31, 2015.

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

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$11,516	$1,525
Restricted cash	11,666	—
Trade accounts receivable	848	41
Prepaid expense and other current assets	2,069	707
Notes receivable, current	172	—
Total current assets	26,271	2,273
Notes receivable	—	1,350
Property and equipment, net	7,498	1,398
Investment in unconsolidated affiliate	1,030	1,030
Intangibles, net	46,036	6,518
Goodwill	20,917	5,293
Other long-term assets	452	94
Total assets	$102,204	$17,956
Liabilities and Stockholders’ Equity
Accounts payable	$11,292	$1,356
Advances from stockholder	86	86
Accrued expense and other current liabilities	15,179	1,210
Demand note payable to related party	—	350
Derivative liability	3,342	512
Deferred merchant booking	8,474	—
Deferred revenue	2,469	—
Current maturities of long-term debt payable to related parties	—	2,500
Capital lease obligations	2,261	158
Total current liabilities	43,103	6,172
Long-term debt, net of unamortized discount and debt issuance cost	23,316	3,100
Long-term debt payable to related parties, less current portion and discount	—	3,481
Other liabilities	12,906	25
Total liabilities	79,325	12,778

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 19,435,382 and 12,784,960 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	19	13
Additional paid-in-capital	170,217	135,116
Accumulated other comprehensive income (loss)	(5)	36
Accumulated deficit	(147,352)	(129,987)
Total stockholders’ equity	22,879	5,178
Total liabilities and stockholders’ equity	$102,204	$17,956
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue, net	$816	$230	$2,440	$1,656
Cost of revenue	(136)	(33)	(256)	(65)
Gross margin	680	197	2,184	1,591

Operating expense
Sales and marketing	469	143	845	251
Content, technology and development	203	72	422	349
General and administrative	8,859	3,886	15,364	12,424
Depreciation and amortization	459	230	909	529
Impairment of long-lived assets	—	—	—	268
Total operating expense	9,990	4,331	17,540	13,821
Operating loss	(9,310)	(4,134)	(15,356)	(12,230)
Other income (expense)
Debt conversion expense	(1,469)	—	(1,469)	—
Interest expense	(303)	(114)	(708)	(320)
Other income (expense), net	(80)	20	(79)	41
Gain (loss) on change in fair value of derivative liability	20	490	241	(289)
Other gain	6	—	6	—
Total other income (expense), net	(1,826)	396	(2,009)	(568)
Loss before income taxes	(11,136)	(3,738)	(17,365)	(12,798)
Benefit from (provision for) income taxes	—	—	—	—
Net loss	$(11,136)	$(3,738)	$(17,365)	$(12,798)
Other comprehensive income (loss)
Foreign currency translation adjustments	25	(20)	—	31
Comprehensive loss	$(11,111)	$(3,758)	$(17,365)	$(12,767)

Weighted-average shares outstanding, basic and diluted	14,830	8,981	13,884	8,416

Net loss per share, basic and diluted	$(0.75)	$(0.42)	$(1.25)	$(1.52)
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(9,896)	$(4,858)
Cash flows from investing activities:
Purchases of property, equipment and software	(1,448)	(611)
Investment in unconsolidated affiliate	—	(800)
Business acquisitions, net of cash received	(257)	(179)
Other asset additions	—	(518)
Loan to third party	—	(1,350)
Net cash used in investing activities	(1,705)	(3,458)
Cash flows from financing activities:
Restricted cash	(11,666)	—
Proceeds from issuance of common stock, net	6,815	3,493
Proceeds from debt issuance	27,921	3,850
Repayments of debt	(1,350)	—
Payments of capital lease obligations	(128)	(100)
Net cash provided by financing activities	21,592	7,243
Net increase (decrease) in cash and cash equivalents	9,991	(1,073)
Cash and cash equivalents:
Beginning of period	1,525	1,261
Impact of foreign currency translation on cash	—	31
End of period	$11,516	$219

Supplemental schedule of non-cash investing and financing activities:
Equity consideration issued in business acquisition transactions	$19,924	$6,638
Other non-cash consideration issued in business acquisition transactions	$2,700	$—
Exercise of warrants to purchase common stock	$—	$229
Issuance of common stock upon conversion of debt instruments	$10,278	$—
Exchange of note receivable for intangible asset	$1,350	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Media, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”) is a global digital media company headquartered in Las Vegas, Nevada, with additional operations in Beijing and Chengdu, China. Our primary operations consist of owning and operating digital media properties, such as websites and applications for mobile devices that provide unique, dynamic digital media experiences in multiple content verticals including travel, personal finance, social media, young adult lifestyle, and entertainment. Our websites and mobile applications provide what we believe are compelling content, trusted brands, and valuable resources for consumers. Our common stock is listed on the NASDAQ Capital Market under the ticker symbol MARK.

Liquidity Considerations

During the nine months ended September 30, 2015, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $147.4 million and a cash and cash equivalents balance of $11.5 million, both amounts as of September 30, 2015. Our revenue during the nine months ended September 30, 2015 was $2.4 million.

During the nine months ended September 30, 2015, we issued a total of 1,689,000 shares of our common stock to investors in certain private placements and registered direct offerings in exchange for approximately $6.8 million in cash. Also, during the first quarter of 2015, we issued an unsecured convertible promissory note in the original principal amount of $0.3 million in exchange for cash of the same amount.

Through websites that it controls, Vegas.com, LLC (“Vegas.com”) allows users to book travel to, and lodging and entertainment in, the Las Vegas area market. On September 24, 2015, as described in more detail in Note 3, we completed the purchase of all of Vegas.com’s outstanding equity interests (the “Vegas.com Acquisition”). We believe that the Vegas.com Acquisition will provide us with additional revenue sources, but we cannot provide assurance that revenue generated from Vegas.com or our other businesses will be sufficient to sustain our operations in the long term. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs. Additionally, we are actively assessing the sale of certain non-core assets, considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity or debt financing and(or) by divesting of certain assets or businesses, none of which we can assure will happen on commercially reasonable terms, if at all. In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

We can neither be certain that we will be successful at raising capital at all, nor be certain regarding what amount of capital we may raise. Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Additionally, we are subject to certain limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the lenders under our recently-executed financing agreement (see Note 3 for additional detail). Should we fail to successfully implement our plans described herein, such failure would have a material adverse effect on our business, including the possible cessation of operations.

A variety of factors, many of which are outside of our control, affect our cash flow, including regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through September 30, 2016, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Table of Contents	4	Financial Statement Index

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2015, with the audited Consolidated Balance Sheet amounts as of December 31, 2014 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of September 30, 2015, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2014 Form 10-K.

Consolidation

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation. The equity of certain of our subsidiaries is either partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

We made the decision to cease the operations of our Brazil subsidiary as of September 30, 2015. The results of operations, which are included in our consolidated financial statements through the cessation date, were nominal and no longer part of our core business operations.

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

Changes to Significant Accounting Policies

Through the websites operated by our Vegas.com subsidiary, buyers can book hotel reservations, air travel and purchase tickets to various events, but for most of the transactions that occur, the vendors with whom we maintain relationships provide the services for which the buyers transact. For those transactions in which the vendor remains primarily obligated to fulfill the service purchased, we recognize revenue on a net basis (i.e., at the amount charged to the buyers less the cost we incur from the vendors).

Excluding the clarification of our revenue recognition policy described above, we have made no material changes to our significant accounting policies as reported in our 2014 Form 10-K.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board modified the Accounting Standards Codification by issuing Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for an entity to use to ensure that it recognizes revenue in a manner that depicts the transfer of promised

Table of Contents	5	Financial Statement Index

goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For us, the amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2017, including interim periods therein. As a result of the Vegas.com Acquisition, we are re-evaluating whether this guidance will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

We have reviewed all recently issued accounting pronouncements. The pronouncements that we have already adopted did not have a material effect on our financial condition, results of operations, cash flows or reporting thereof, and we do not believe that any of the pronouncements that we have not yet adopted will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

NOTE 3. BUSINESS ACQUISITION

 On September 24, 2015, we completed the purchase all of the outstanding equity interests in Vegas.com pursuant to the terms of the Unit Purchase Agreement dated as of August 18, 2015 (as amended, the “Purchase Agreement”) by and among Remark, Vegas.com and the equity owners of Vegas.com listed on the signature page thereto (“Sellers”). We acquired Vegas.com to give us a deeper reach into the travel and entertainment market in Las Vegas and the surrounding area.

The aggregate consideration for the Vegas.com Acquisition included (i) approximately $15.3 million of cash; (ii) 2,271,126 shares of our common stock valued at approximately $9.7 million (the “Equity Payment”), calculated for contractual purposes based on the volume weighted average price of our common stock during the 30 trading days ending on the third trading day prior to the closing date ($4.26 per share) and for accounting purposes based on the closing price of the common stock on September 24, 2015 ($4.29 per share); (iii) five-year warrants to purchase 8,601,410 shares of our common stock at an exercise price of $9.00 per share valued at $10 million, calculated based on specified valuation principles (the “Acquisition Warrants”), and (iv) up to a total of $3 million in earnout payments based on the performance of Vegas.com in the years ending December 31, 2016, 2017 and 2018 (the “Earnout Payments”). The Earnout Payments were initially measured at fair value based on the contingent payments owed and the probability of Vegas.com’s ability to meet its performance targets. The maximum cash outflow that may be due under the Earnout Payments equals $3 million. To secure certain obligations of the Sellers under the Purchase Agreement, the parties deposited into escrow at closing 616,197 of the shares of our common stock comprising the Equity Payment, valued at approximately $2.6 million. Under the Purchase Agreement, the number of shares constituting the Equity Payment may increase if we issue shares of our common stock at a price per share less than $4.26 during the 12 months subsequent to the closing date to parties other than the Sellers.

The Acquisition Warrants also provide as follows: (i) the Acquisition Warrants are exercisable on a cashless basis only; (ii) we have the right to exercise all or any portion of the Acquisition Warrants if at any time following their issuance the closing price of our common stock is greater than or equal to $14.00; and (iii) the holder has the right to sell its Acquisition Warrant back to us on their expiration date in exchange for shares of our common stock having a value equivalent to the value of the Acquisition Warrant at closing, calculated based on a per share price equal to the volume weighted average price of our common stock during the 30 trading days ending on the expiration date (reduced pro rata based on the percentage of the Acquisition Warrant exercised), provided that this right terminates if the closing price of our common stock equals or exceeds $10.16 for any 20 trading days during a period of 30 consecutive trading days at any time on or prior to the expiration date.

On September 24, 2015, as a condition to closing the Purchase Agreement, we also entered into an Investors Rights Agreement with Sellers providing them with registration rights for the shares of our common stock issuable under the Purchase Agreement (including under the Acquisition Warrants and shares issuable under anti-dilution adjustments) and for certain transfer restrictions on the shares held by Sellers.

On September 24, 2015, concurrently with the closing of the Vegas.com Acquisition, we entered into a Financing Agreement dated as of September 24, 2015 (the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $27,500,000 (the “Loan”). The Loan amount outstanding accrues interest at three-month LIBOR (with a floor of 1%) plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $2 million exit fee, and for the issuance of the Financing Warrant (as defined below).

Table of Contents	6	Financial Statement Index

On September 24, 2015, we also entered into a Pledge and Security Agreement dated September 24, 2015 (the “Security Agreement”) with the other Borrowers and the Guarantors, for the benefit of MGG, as collateral agent for the Secured Parties referred to therein, to secure the obligations of the Borrowers and the Guarantors under the Financing Agreement. The Security Agreement provides for a first-priority lien on, and security interest in, all assets of Remark and our subsidiaries, subject to certain exceptions.

The Financing Agreement and the Security Agreement contain representations, warranties, affirmative and negative covenants (including financial covenants with respect to quarterly EBITDA levels and the value of our assets), events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Financing Agreement may result in the Loan amount outstanding and unpaid interest thereon, becoming immediately due and payable.

On September 24, 2015, as a condition to closing the Financing Agreement, we issued to an affiliate of MGG a five-year warrant to purchase 2,580,423 shares of our common stock at an exercise price of $9.00 per share valued at $3.0 million, calculated based on specified valuation principles, subject to certain anti-dilution adjustments (the “Financing Warrant”). The Financing Warrant also provides as follows: (i) the Financing Warrant is exercisable on a cashless basis only; (ii) the number of shares of our common stock issuable upon exercise of the Financing Warrant and the exercise price thereof are subject to anti-dilution protection; (iii) we have the right to exercise all or any portion of the Financing Warrant if at any time following its issuance the closing price of our common stock is greater than or equal to $14.00; (iv) the holder has the right to sell the Financing Warrant back to Remark on its expiration date in exchange for $3.0 million in cash (reduced pro rata based on the percentage of the Financing Warrant exercised).

The terms of the Purchase Agreement, the Acquisition Warrants and the Financing Warrant provide that, in accordance with our obligations under Nasdaq Listing Rule 5635, we are not permitted to issue any additional shares under the Purchase Agreement or in related transactions (including upon an Equity Payment Anti-Dilution Adjustment and upon exercise of the Acquisition Warrants) or the Financing Warrant to the extent that the issuance of such shares would cause us to exceed the aggregate number of shares that we are permitted to issue without breaching our obligations under Nasdaq Listing Rule 5635, unless we obtain the approval of our stockholders for issuances in excess of such amount. We intend to seek such stockholder approval at a special meeting of stockholders.

On September 24, 2015, as a condition to closing the Financing Agreement, we also entered into a Registration Rights Agreement providing the holder of the Financing Warrant with registration rights for the shares of our common stock issuable under the Financing Warrant.

Effective September 23, 2015, we entered into amendments (collectively, the “Note Amendments”) to our $3.5 million Senior Secured Convertible Promissory Note dated January 29, 2014 with Digipac, LLC (“Digipac”) and our $3.0 million and $0.3 million Convertible Promissory Notes dated December 17, 2014 and March 13, 2015, respectively, with Ashford Capital Partners, L.P. (“ACP”). These convertible notes had conversion prices in excess of the market price of our common stock, and the Note Amendments provided that the unpaid principal amount thereof and all accrued and unpaid interest thereon would be converted automatically into shares of our common stock at a conversion price equal to the closing price of our common stock on the immediately preceding trading day, or $4.23 per share. We agreed to enter into the Note Amendments to induce the debt holders to convert their convertible debt securities into shares of our common stock. As a result, we incurred debt conversion expense of approximately $1.5 million. Also effective on September 23, 2015, Digipac converted the unpaid principal amount of and all accrued and unpaid interest under its $2.5 million Senior Secured Convertible Promissory Note dated November 14, 2013 into shares of our common stock at the existing conversion price of $3.75 per share. The conversions resulted in the issuance of a total of 2,516,154 shares of our common stock. Additionally, on September 24, 2015, we repaid the unpaid principal amount of, and all accrued and unpaid interest under our $0.35 million Demand Note dated September 11, 2014 with Digipac and our $1 million term note dated August 31, 2015 with ACP. We entered into the Note Amendments and repaid the demand note and term note to satisfy a condition to the closing of the Financing Agreement. Our Chairman of the Board and Chief Executive Officer, Kai-Shing Tao, is the manager of and a member of Digipac, and our Chief Financial Officer, Douglas Osrow, is also a member.

On September 24, 2015, concurrently with the closing of the Vegas.com Acquisition, to satisfy the closing conditions under the Purchase Agreement, Vegas.com entered into a Loan Agreement dated as of September 24, 2015 with Bank of America, N.A. (“Bank of America”) providing for a letter of credit facility with up to $9.3 million of availability, expiring May 31, 2016 (the “Letter of Credit Facility Agreement”). Amounts available under the Letter of Credit Facility Agreement are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with the bank

Table of Contents	7	Financial Statement Index

containing cash equal to 101.25% of the aggregate outstanding undrawn face amount of all letters of credit under the Letter of Credit Facility Agreement outstanding.

The Letter of Credit Facility Agreement contains representations, warranties, affirmative and negative covenants, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Letter of Credit Facility Agreement may result in the amount outstanding thereunder and unpaid interest thereon becoming immediately due and payable.

The following table presents the aggregate consideration paid to the Sellers (in thousands):

Calculation of Purchase Price
Cash [1]	$14,007
Shares of Remark common stock [2]	9,743
Warrants to purchase Remark common stock	10,181
Fair value of the Earnout Payments	2,700
Total purchase consideration	$36,631

1.	Cash paid to Sellers at closing of $15.3 million, net of a working capital adjustment of $1.3 million.

2.
The Equity Payment consists of 2,271,126 shares of our common stock valued at approximately $9.7 million, calculated for accounting purposes based on the closing price of the common stock on September 24, 2015 ($4.29 per share).

For the three and nine months ended September 30, 2015, transaction costs related to the Vegas.com Acquisition totaled $0.6 million and are recorded in general and administrative expense in the condensed consolidated statements of operations.

Table of Contents	8	Financial Statement Index

Our Unaudited Condensed Consolidated Financial Statements include the operating results of Vegas.com from the closing date of the Vegas.com Acquisition. The following table presents our allocation of the purchase consideration we paid to the net tangible and intangible assets we acquired based on their estimated fair values on the closing date of the Vegas.com Acquisition (in thousands):

Preliminary Purchase Price Allocation
Cash and cash equivalents	$8,490
Restricted cash	5,260
Trade accounts receivable	797
Prepaid expense and other current assets	1,307
Note receivable, current	172
Total current assets	$16,026
Note receivable, long term	371
Property and equipment	4,824
Intangibles	38,924
Total identifiable assets acquired	$60,145
Accounts payable	15,782
Accrued expenses and other current liabilities	10,346
Deferred merchant booking	8,837
Lease obligation, current	2,025
Deferred revenue	2,148
Net identifiable assets acquired	$21,007
Goodwill	15,624
Total purchase consideration	$36,631

Our Vegas.com subsidiary contributed $0.4 million to consolidated net revenue and $0.5 million to consolidated net loss during the nine months ended September 30, 2015.

The fair value of intangible assets acquired of $38.9 million consists of internally-developed software with an estimated fair value of $10.5 million, customer relationships with an estimated fair value of $20.8 million and trademarks with an estimated fair value of $7.6 million. We will amortize the internally-developed software intangible asset and the customer relationship intangible asset on a straight-line basis over their estimated useful lives of 5 years, while we expect the trademarks to have an indefinite useful life.

The preliminary allocation of the purchase price is based on preliminary valuations performed to determine the fair value of the net assets acquired as of the acquisition date. The amounts allocated to goodwill and intangible assets are based on preliminary valuations and are subject to final adjustment to reflect the final valuations. We are also in the process of obtaining a valuation of the potential derivative liability resulting from the anti-dilution protection related to the Equity Payment. The final valuations of the assets and liabilities acquired, and of the potential derivative liability, could have a material impact on the preliminary purchase price and its allocation as disclosed above.

Recorded goodwill primarily results from the synergies we expect to realize from the combination of the two companies and the assembled workforce we acquired in connection with the Vegas.com Acquisition.

Table of Contents	9	Financial Statement Index

The following table presents our unaudited pro forma combined historical results of operations as if we had consummated the Vegas.com Acquisition and the financing transactions as of January 1, 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net revenue	$38,333	$38,387
Net loss	$(33,005)	$(22,765)

We have calculated the pro forma amounts applying our accounting policies and adjusting the results to reflect changes to depreciation and amortization of property and equipment, among others, and amortizing certain intangible assets as if we had been recorded as of January 1, 2014. Because the pro forma amounts assume that we consummated the Vegas.com Acquisition as of January 1, 2014, the pro forma net loss for the nine months ended September 30, 2015 and September 30, 2014 excluded $5.1 million and $0.2 million, respectively, of Remark and Vegas.com transaction costs. We have presented the pro forma combined historical results of operations for informative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the Vegas.com Acquisition occurred on the date indicated, or that may result in the future.

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of certain liabilities related to outstanding warrants to purchase our common stock that are subject to potential anti-dilution adjustments, including the Financing Warrant described in Note 3. The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	September 30, 2015	December 31, 2014
Warrants issued in February 2012
Annual dividend rate	—%	—%
Expected volatility	55.00%	90.00%
Risk-free interest rate	0.61%	0.95%
Expected remaining term (years)	1.91	2.66
Financing Warrant
Annual dividend rate	—%
Expected volatility	53.70%
Risk-free interest rate	1.44%
Expected remaining term (years)	5.00

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, at what price per share would we issue such equity. At September 30, 2015, we estimated a 10% probability that a future financing event would be dilutive to the warrants issued in February 2012, while we estimated a 50% probability that a future financing event would be dilutive to the Financing Warrant.

Table of Contents	10	Financial Statement Index

The following table presents the reconciliation of the beginning and ending balances of the derivative liability associated with certain common stock warrants that remain outstanding (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014
Balance at beginning of period	$512	$769
Decrease in fair value	(241)	(28)
Reduction due to exercise of warrants	—	(229)
Issuance of Financing Warrant	3,071	—
Balance at end of period	$3,342	$512

Contingent Consideration Issued in Business Acquisition

We used the discounted cash flow valuation technique to estimate the fair value of the liability related to the Earnout Payments described in Note 3. The significant unobservable inputs that we used, which we classify in Level 3 of the fair value hierarchy, were projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the probability of achieving certain amounts of EBITDA.

The following table presents the reconciliation of the beginning and ending balances of the liability associated with the Earnout Payments (in thousands):

Nine Months Ended September 30,
2015
Balance at beginning of period	$—
Business acquisition	2,700
Balance at end of period	$2,700

We included the liability for contingent consideration as a component of Other liabilities on the Condensed Consolidated Balance Sheet (see Note 12).

NOTE 5. RESTRICTED CASH

Our restricted cash balance represents amounts that secure our letter of credit facility with Bank of America and that secure our obligations under the Loan (both agreements are related to the Vegas.com Acquisition and are described in more detail in Note 3).

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of September 30, 2015, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

Table of Contents	11	Financial Statement Index

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	September 30, 2015	December 31, 2014
Prepaid expense	$1,424	$279
Inventory	476	273
Other current assets	169	155
Total	$2,069	$707

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	September 30, 2015	December 31, 2014
Vehicles	2	150	—
Machinery and equipment	2 - 12	523	—
Furniture and fixtures	2 - 9	241	2
Computer equipment	3 - 4	519	561
Software	3 - 4	3,530	401
Software development in progress		3,283	1,186
Leasehold improvements	1	47	86
Total property, equipment and software		8,293	2,236
Less accumulated depreciation		(795)	(838)
Total property, equipment and software, net		$7,498	$1,398

For the three months and the nine months ended September 30, 2015, depreciation (and amortization of software) expense was $0.1 million and $0.2 million. Depreciation (and amortization of software) expense for the comparable periods in 2014 was nominal.

Table of Contents	12	Financial Statement Index

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	September 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$4,200	$(1,322)	$2,878	$4,219	$(1,026)	$3,193
Customer relationships	23,866	(599)	23,267	3,113	(323)	2,790
Internally-developed software	10,475	(34)	10,441	—	—	—
Media broadcast rights	1,350	(45)	1,305	—	—	—
Acquired technology	436	(123)	313	436	(58)	378
Other intangible assets	107	(71)	36	107	(50)	57
	$40,434	$(2,194)	$38,240	$7,875	$(1,457)	$6,418
Indefinite-lived intangible assets
Trademarks and trade names	$7,696		$7,696	$—		$—
License to operate in China	100		100	100		100
Total intangible assets	$48,230		$46,036	$7,975		$6,518

We recorded total amortization expense of $0.7 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes the changes in goodwill during the nine months ended September 30, 2015 and the year ended December 31, 2014 (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014
Balance at beginning of period	$5,293	$1,823
Business acquisitions	15,624	3,470
Balance at end of period	$20,917	$5,293

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

Table of Contents	13	Financial Statement Index

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

On July 28, 2015, we entered into a settlement agreement with BSE and Robert S. Potter related to the loans that we made to BSE pursuant to the BSE Loan Agreement. The settlement agreement provides for, among other things, the settlement of our legal proceedings and the release of our claims against BSE and Mr. Potter, including for payment of all amounts due under the BSE Loan Agreement, the termination of all previous agreements between us and Mr. Potter, and certain other agreements and releases.

In connection with the settlement agreement, we also entered into a servicing agreement with BSE that provides, among other things, for the following:

(i)	for a period of two years, BSE loans to us Mr. Potter’s services for up to 100 hours each year;

(ii)	for a period of two years, we may, at our option, engage BSE to produce a total of four one-hour length projects at cost;

(iii)
for a period of five years, we have the exclusive right to use BSE’s film library in specified Asian-Pacific countries and territories, to the extent of BSE’s rights thereto and subject to BSE’s approval of any license or similar agreement governing our exploitation thereof (not to be unreasonably withheld), with us retaining the first $500,000 of net profit and any additional net profit split equally between us and BSE; and

(iv)
for a period of five years, we have the right to purchase 10% of BSE for $1.50 or 20% of BSE for $5.00, provided that if we exercise this right, commencing on the six-month anniversary of such acquisition, we will be obligated to market the BSE film library in the specified Asian-Pacific countries and territories for a period of 10 years, with us retaining 50% of the first $500,000 of net profits from such marketing and 25% of net profits thereafter, and us receiving $100,000 per year for such marketing services beginning on the 18-month anniversary of such acquisition.

As a result of the settlement agreement, we no longer have a note receivable from BSE; rather, we have an intangible asset represented by the rights provided to us in the servicing agreement. We are in the process of obtaining an independent valuation of the rights received in the settlement and we anticipate receiving that valuation during the fourth quarter of 2015. Once we receive the valuation, we may record a gain or loss on the non-monetary exchange; however, we do not currently anticipate a material adjustment. We have classified the $1.35 million estimated fair value as a finite-lived intangible asset as of September 30, 2015, and will amortize the asset over the five-year period during which we have the exclusive right to use BSE’s film library in specified Asian-Pacific countries and territories.

NOTE 10. CAPITAL LEASES

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

Effective June 2012, Banks.com became our wholly-owned subsidiary pursuant to a merger agreement under which we assumed all its outstanding liabilities. As of September 30, 2015, the remaining obligation under this capital lease was approximately $0.1 million, all of which is payable during 2015.

On June 10, 2005, Vegas.com entered into a license agreement providing for, among other things, Vegas.com’s exclusive use of the domain name “LasVegas.com” (the “LasVegas.com License Agreement”). Under the terms of the LasVegas.com License Agreement, Vegas.com paid $12 million upon execution of the agreement and was required to make monthly payments of approximately $83,000 through June 2008, $125,000 through June 2013, and is currently making monthly payments of

Table of Contents	14	Financial Statement Index

$208,000 through June 2040. If Vegas.com continues making the required monthly payments through June 30, 2040, ownership of the domain name would transfer to Vegas.com, without further payment by or cost to Vegas.com, on that date. After June 30, 2016, however, Vegas.com has the option, in its sole discretion, to terminate the LasVegas.com License Agreement and forfeit its rights to use of the domain name upon 30 days notice.

Effective September 2015, Vegas.com became our wholly-owned subsidiary in the Vegas.com Acquisition, described in more detail in Note 3, in which we assumed all of its outstanding liabilities. As of September 30, 2015, the remaining accounting liability, representing only those payments we are required to make through June 30, 2016, was approximately $2.2 million. Payments under the LasVegas.com License Agreement after June 30, 2016 will be made on a month-to-month basis and will be recorded as an expense.

NOTE 11. LONG-TERM DEBT

We entered into the transactions described below in relation to the Vegas.com Acquisition, which is described in more detail in Note 3.

Effective September 23, 2015, we amended the $3.0 million and $0.3 million Convertible Promissory Notes that we issued to ACP on December 17, 2014 and March 13, 2015, respectively, to reduce the conversion price and automatically convert the unpaid principal amount of and all accrued and unpaid interest under the notes into shares of our common stock. The conversions resulted in the issuance of 826,512 shares of our common stock to ACP.

On September 24, 2015, we entered into the Financing Agreement pursuant to which the Lenders provided us with the Loan in the amount of $27.5 million. The Loan bears interest at three-month LIBOR (with a floor of 1%) plus 10% per annum, payable monthly, and it has a maturity date of September 24, 2018. As of September 30, 2015, the applicable interest rate was 11%.

On September 24, 2015, we also entered into the Security Agreement with the other Borrowers and the Guarantors, for the benefit of MGG, as collateral agent for the Secured Parties referred to therein, to secure the obligations of the Borrowers and the Guarantors under the Financing Agreement. The Security Agreement provides for a first-priority lien on, and security interest in, all assets of Remark and our subsidiaries, subject to certain exceptions.

The Financing Agreement and the Security Agreement contain representations, warranties, affirmative and negative covenants (including financial covenants with respect to quarterly EBITDA levels and the value of our assets), events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Financing Agreement may result in the Loan amount outstanding and unpaid interest thereon, becoming immediately due and payable.

The following table presents long-term debt as of September 30, 2015 (in thousands):

	September 30, 2015	December 31, 2014
Loan due September 2018	$27,500	—
Unamortized discount	(5,922)	—
Unamortized debt issuance cost	(362)	—
Carrying value of Loan	21,216	—
Exit fee payable in relation to Loan	2,000	—
Convertible Promissory Note payable to ACP	—	$3,000
Convertible Promissory Note payable to an accredited investor	100	100
Total long-term debt	$23,316	$3,100

Table of Contents	15	Financial Statement Index

The discount on long-term debt primarily consists of the approximately $3.1 million fair value of the Financing Warrant, the $2 million exit fee payable in relation to the Loan and the stipulated Loan discount of approximately $0.6 million.

NOTE 12. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	September 30, 2015	December 31, 2014
Acquisition Warrants	$10,181	$—
Contingent consideration liability	2,700	—
Other	25	25
Total	$12,906	$25

NOTE 13. COMMITMENTS AND CONTINGENCIES

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities.

NOTE 14. STOCKHOLDERS' EQUITY AND NET LOSS PER SHARE

Equity Issuances

During the nine months ended September 30, 2015, we issued:

•	a total of 1,689,000 shares of our common stock to investors in certain private placements and registered direct offerings in exchange for approximately $6.8 million in cash,

•	2,516,154 shares of common stock upon conversion of certain convertible notes payable in full satisfaction of such notes,

•	2,271,126 shares of common stock to the Sellers in the Vegas.com Acquisition as part of the aggregate consideration under the Purchase Agreement (see Note 3), and

•	91,642 shares of our common stock upon the exercise of stock option awards in exchange for $0.3 million.

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

Stock options awarded generally expire 10 years from the grant date. All forms of equity awards vest upon the passage of time, the attainment of performance criteria, or both.

Table of Contents	16	Financial Statement Index

The following table summarizes the stock option activity under our equity incentive plans as of September 30, 2015, and changes during the nine months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	1,735,962	$9.63
Granted	2,754,750	4.20
Exercised	(91,642)	3.14
Forfeited, cancelled or expired	(62,292)	6.41
Outstanding at September 30, 2015	4,336,778	$6.37	8.9	$1,216
Options exercisable at September 30, 2015	3,249,777	$6.98	8.6	$900

We did not award restricted stock under our equity incentive plans during the nine months ended September 30, 2015.

We incurred share-based compensation expense of $5.3 million and $1.6 million, respectively, during the three months ended September 30, 2015 and 2014, and of $6.8 million and $6.6 million, respectively, during the nine months ended September 30, 2015 and 2014.

Net Loss per Share

For the three months and the nine months ended September 30, 2015 and 2014, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

•	the Acquisition Warrants and the Financing Warrant described in Note 3;

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

NOTE 15. RELATED PARTY TRANSACTIONS

Secured Convertible Notes

Our Chairman of the Board and Chief Executive Officer, Kai-Shing Tao, is the manager of and a member of Digipac, a company of which our Chief Financial Officer, Douglas Osrow, is also a member. Effective September 23, 2015, as more fully described in Note 3, we amended our $3.5 million Senior Secured Convertible Promissory Note dated January 29, 2014 with Digipac to reduce the conversion price and automatically convert the unpaid principal amount of and all accrued and unpaid interest under the note into shares of our common stock. On the same day, Digipac converted into shares of our common stock the unpaid principal amount of and all accrued and unpaid interest under the $2.5 million Senior Secured Convertible Promissory Note dated November 14, 2013. The conversions resulted in the issuance of 1,689,642 shares of our common stock to Digipac.

Table of Contents	17	Financial Statement Index

Demand Note

On September 24, 2015, as a condition to the closing of the Financing Agreement, we repaid the $0.35 million Demand Note dated September 11, 2014 with Digipac.

We incurred interest expense on the related-party notes of $0.1 million during the three months ended September 30, 2015 and 2014, and of $0.4 million and $0.3 million, respectively, during the nine months ended September 30, 2015 and 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months and the nine months ended September 30, 2015 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

OVERVIEW

Remark Media, Inc. (“Remark”, “we”, “us”, or “our”) is a global digital media company headquartered in Las Vegas, Nevada, with additional operations in Beijing and Chengdu, China. Our primary operations consist of owning and operating digital media properties, such as websites and applications for mobile devices that provide unique, dynamic digital media experiences in multiple content verticals including travel, personal finance, social media, young adult lifestyle, and entertainment. Our websites and mobile applications provide what we believe are compelling content, trusted brands, and valuable resources for consumers. During the three months and the nine months ended September 30, 2015, we earned most of our revenue through our sites that provide U.S. tax filing extension services and information on U.S. tax matters, with various advertising mechanisms and merchandise sales also contributing to our revenue.

Our 2014 acquisition of Hotelmobi, Inc. (“Hotelmobi”) and its mobile hotel-booking application Roomlia gave us a foothold in the travel vertical, which we believe is very important to our target customers.

Through websites that it controls, Vegas.com, LLC (“Vegas.com”) allows users to book travel to, and lodging and entertainment in, the Las Vegas area market. On September 24, 2015, we built upon our foothold in the travel vertical by completing the purchase all of the outstanding equity interests in Vegas.com (the “Vegas.com Acquisition”) pursuant to the terms of the Unit Purchase Agreement dated as of August 18, 2015 (as amended, the “Purchase Agreement”) by and among Remark, Vegas.com and the equity owners of Vegas.com listed on the signature page thereto (“Sellers”). We acquired Vegas.com to give us a deeper reach into the travel and entertainment market in Las Vegas and the surrounding area. We were also attracted by the fact that websites controlled by Vegas.com currently enjoy more than 60 million user sessions annually, which we believe will allow us to drive demand to many of our business properties, thereby increasing revenue.

We continue to evaluate ways to diversify our content offerings and increase revenue earned from outside the U.S. KanKan is our mobile social media application that aggregates activity and data from all major social media networks (e.g., Facebook, Instagram, Tencent QQ, Sina Weibo, DaZhong, DianPing, and Douban). The application allows users to explore the world around them, communicate with friends, make new friends, and respond to each other’s social media posts, regardless of the social media network on which activity originates. We built KanKan’s powerful back-end infrastructure to handle large amounts of data across all major social media networks, and it has already aggregated approximately 900 million socially-active user profiles and more than 10 billion social posts - amounts that are growing rapidly each day. KanKan’s image-recognition abilities allow the application to automatically categorize social images by topics such as food, movies, sports or travel, with an accuracy rate of approximately 90%, which allows for product tagging in social images. Additionally, we are also continuing our efforts to expand on our sports programming to deliver original sports and entertainment content to the evolving Chinese media market through our existing strategic relationships.

Table of Contents	18	Financial Statement Index

In the foreseeable future, we plan to continuously monitor strategic acquisition opportunities in the content verticals that we believe are important to millennials, such as social media, personal finance, lifestyle, travel, and entertainment.

Impact of Foreign Exchange

Although we do business in foreign countries, the effects of foreign exchange have not materially impacted our financial results, nor do we expect that they will materially impact our financial results in the foreseeable future.

Matters Affecting Comparability of Results

We acquired Vegas.com on September 24, 2015, which had a material impact on our financial condition, but a minimal impact on our results of operations for the periods presented.

We acquired Hotelmobi during May 2014 and merged it into our Roomlia subsidiary. Our financial condition at September 30, 2015 and our results of operations for the three months and the nine months ended September 30, 2015 include Roomlia, while the nine months ended September 30, 2014 only include Roomlia for a portion of that period.

CRITICAL ACCOUNTING POLICIES

During the three months ended September 30, 2015, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2014 Form 10-K.

RESULTS OF OPERATIONS

In the tables in the following discussion, we present amounts (excluding percentages) in thousands.

Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2015	2014	Dollars	Percentage
Revenue	$816	$230	$586	255%
Cost of sales	(136)	(33)	(103)	312%
Gross Margin	680	197	483	245%

During the three months ended September 30, 2015, revenue was primarily affected by:

•	the Vegas.com Acquisition, which added net revenue of $0.4 million, and

•	our decision to increase the selection of merchandise that we offer through Bikini.com’s sales channels, resulting in an increase in sales revenue of $0.1 million.

Table of Contents	19	Financial Statement Index

	Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percentage
Revenue	$2,440	$1,656	$784	47%
Cost of sales	(256)	(65)	(191)	294%
Gross Margin	2,184	1,591	593	37%

During the nine months ended September 30, 2015, revenue was primarily affected by:

•	the Vegas.com Acquisition, which added net revenue of $0.4 million, and

•	our decision to increase the selection of merchandise that we offer through Bikini.com’s sales channels, resulting in an increase in sales revenue of $0.4 million.

During the last several months leading into 2015, we improved the content of our U.S. Tax Center at www.irs.com, as well as the search engine optimization in relation to the website. Our efforts drove an increase of slightly less than $0.1 million in revenue from the website during the nine months ended September 30, 2015; however, such increase was offset by individually insignificant decreases in revenue from several other areas of our business.

Operating Expense

	Three Months Ended September 30,		Change
	2015	2014	Dollars	Percentage
Sales and marketing	$469	$143	$326	228%
Content, technology and development	203	72	131	182%
General and administrative	8,859	3,886	4,973	128%
Depreciation and amortization	459	230	229	100%
Total operating expense	$9,990	$4,331	$5,659	131%

The Vegas.com Acquisition was the primary cause of the increase in sales and marketing expense, adding approximately $0.3 million.

General and administrative expense was primarily affected by:

•	an increase in stock-based compensation of approximately $3.8 million related to large grants of options during the three months ended September 30, 2015,

•	an increase of $0.3 million in costs primarily associated with our release of, and ramping up of work related to, our KanKan social media application, as well as site maintenance costs, and

•	an increase of $0.5 million in professional fees, primarily legal and accounting costs associated with the Vegas.com Acquisition.

Table of Contents	20

	Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percentage
Sales and marketing	$845	$251	$594	237%
Content, technology and development	422	349	73	21%
General and administrative	15,364	12,424	2,940	24%
Depreciation and amortization	909	529	380	72%
Impairment of long-lived assets	—	268	(268)	(100)%
Total operating expense	$17,540	$13,821	$3,719	27%

The Vegas.com Acquisition added approximately $0.3 million of sales and marketing expense during the period, while additional marketing campaigns intended to increase our brand awareness among consumers drove the remainder of the increase.

General and administrative expense was primarily affected by:

•	an increase in headcount, primarily as a result of the Hotelmobi acquisition, that drove an increase of $1.4 million in payroll and payroll related expense,

•	an increase in stock-based compensation of approximately $0.2 million,

•	an increase of $0.2 million in costs primarily associated with our release of, and ramping up of work related to, our KanKan social media application, as well as site maintenance costs,

•	an increase of $0.6 million in professional fees, primarily legal and accounting costs associated with the Vegas.com Acquisition, and

•	other fluctuations in various expense items which were not material on an individual basis and which are not indicative of any new or ongoing business trends.

The addition of $3.3 million of intangible assets as a result of the Hotelmobi acquisition caused the increase in our depreciation and amortization expense.

During 2014, we made the decision to dispose of MyStockFund.com, which prompted us to evaluate MyStockFund.com’s long-lived assets for impairment. After we determined that we could not generate enough cash inflows related to the assets to support their full carrying value, we recorded a loss on impairment of long-lived assets in the amount noted in the table above. We did not record similar impairments in 2015.

Table of Contents	21

Other Income (Expense)

	Three Months Ended September 30,		Change
	2015	2014	Dollars	Percentage
Debt conversion expense	$(1,469)	$—	$(1,469)	—
Interest expense	(303)	(114)	(189)	166%
Other income	(80)	20	(100)	(500)%
Other gain	6	—	6	—
Gain (loss) on change in fair value of derivative liability	20	490	(470)	(96)%
Total other expense	$(1,826)	$396	$(2,222)	(561)%

	Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percentage
Debt conversion expense	$(1,469)	$—	$(1,469)	—
Interest expense	(708)	(320)	(388)	121%
Other income	(79)	41	(120)	(293)%
Other gain	6	—	6	—
Gain (loss) on change in fair value of derivative liability	241	(289)	530	(183)%
Total other expense	$(2,009)	$(568)	$(1,441)	254%

On September 23, 2015, we incurred approximately $1.5 million of debt conversion expense related to inducing certain of the holders of our debt to convert their convertible debt securities into shares of our common stock to satisfy a condition precedent to the financing of the Vegas.com Acquisition.

Our issuances of notes payable during December 2014 and March 2015 contributed to the increase in interest expense reflected in the tables above.

As presented in Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements, the calculation of the derivative liability and, therefore, the gain or loss on the liability, was primarily affected by the change in our stock price and the change in the probability of a dilutive event occurring subsequent to the quarter end, which caused the increase reflected in the tables above.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2015, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $147.4 million and a cash and cash equivalents balance of $11.5 million, both amounts as of September 30, 2015. Our revenue during the nine months ended September 30, 2015 was $2.4 million.

During the nine months ended September 30, 2015, we issued a total of 1,689,000 shares of our common stock to investors in certain private placements and registered direct offerings in exchange for approximately $6.8 million in cash. Also, during the first quarter of 2015, we issued an unsecured convertible promissory note in the original principal amount of $0.3 million in exchange for cash of the same amount.

Table of Contents	22

On July 28, 2015, we entered into a settlement agreement with Bombo Sports & Entertainment, LLC (“BSE”) and Robert S. Potter related to the loans that we made to BSE in 2014 and a servicing agreement with BSE. As a result, we no longer have a note receivable from BSE; rather, we have an intangible asset represented by the rights provided to us in the servicing agreement. We are in the process of obtaining an independent valuation of the rights received in the settlement and we anticipate receiving that valuation during the fourth quarter of 2015. Once we receive the valuation, we may record a gain or loss on the non-monetary exchange; however, we do not currently anticipate a material adjustment. See Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements for further details on this matter.

On September 24, 2015, we completed the Vegas.com Acquisition. Concurrently with the closing of the Vegas.com Acquisition, we entered into a Financing Agreement dated as of September 24, 2015 (the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $27.5 million (the “Loan”). The Loan amount outstanding accrues interest at three-month LIBOR plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $2 million exit fee, and also provided for the issuance of warrants to the Lenders. As of September 30, 2015, $27.5 million of aggregate principal remained outstanding under the Loan. See Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further details on the Vegas.com Acquisition.

We believe that the Vegas.com Acquisition will provide us with additional revenue sources, but we cannot provide assurance that revenue generated from Vegas.com or our other businesses will be sufficient to sustain our operations in the long term. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs. Additionally, we are actively assessing the sale of certain non-core assets, considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity or debt financing and (or) by divesting of certain assets or businesses, none of which we can assure will happen on commercially reasonable terms, if at all. In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

We can neither be certain that we will be successful at raising capital at all, nor be certain regarding what amount of capital we may raise. Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Additionally, we are subject to certain limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. Should we fail to successfully implement our plans described herein, such failure would have a material adverse effect on our business, including the possible cessation of operations.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through September 30, 2016, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Used in Operating Activities

We used $5.0 million more for operating activities during the nine months ended September 30, 2015 than we did during the nine months ended September 30, 2014. The increases in payroll and payroll-related costs, legal and professional costs associated with the Vegas.com Acquisition and costs related to KanKan (described in the preceding Results of Operations section) had the largest impact on our use of cash in operating activities, while the timing of payments related to elements of working capital also increased the amount of cash we used.

Table of Contents	23

Cash Used in Investing Activities

During the nine months ended September 30, 2015, we used $1.8 million less for investing activities than we did during the nine months ended September 30, 2014. The decrease in cash used in our investing activities primarily resulted from our purchase of domain names for $0.5 million during the first nine months of 2014, while we did not make a similar purchase of assets during the same period of 2015. The cash flow effect of our loan of $1.35 million to BSE during the first nine months of 2014 (for further details on the asset related to our transaction with BSE, see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements) while not making a similar transaction in 2015 was offset by an increase of approximately $1.4 million in additions to fixed assets.

Cash Provided by Financing Activities

During the nine months ended September 30, 2015, our financing activities provided $26.0 million more than during the nine months ended September 30, 2014. During 2015, we obtained $6.8 million from common stock issuances and another $27.9 million from lenders, primarily as part of the Financing Agreement in connection with the Vegas.com Acquisition, while we repaid approximately $1.4 million of debt. For further details on the Vegas.com Acquisition and transactions related thereto, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements. During the comparable period of 2014, we obtained $3.5 million from common stock issuances and another $3.9 million by issuing notes payable.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Table of Contents	24

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

As a result of the Vegas.com Acquisition, the following risk factors supplement those included in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

Risks Relating to Our Business and Industry

Our travel business derives a significant portion of its revenues from the Las Vegas market and is especially subject to certain risks, including economic and competitive risks, associated with conditions in the Las Vegas area.

Because our Vegas.com website provides travel and entertainment booking services in the Las Vegas market exclusively, we are subject to greater risks from conditions in the Las Vegas area than travel booking companies that are more geographically diversified. Risks from conditions in the Las Vegas area include the following:

•	local economic and competitive conditions;

•	reduced land and air travel due to increasing fuel costs or transportation disruptions;

•	inaccessibility of the area due to inclement weather, natural disasters, road construction or closure of primary access routes;

•	the outbreak of public health threats in the area or the perception that such threats exist; and

•	a decline in the number of visitors.

Our travel business is particularly sensitive to reductions in discretionary consumer and corporate spending.

Expenditures on travel and entertainment and leisure activities are sensitive to personal and business-related discretionary spending levels and tend to decline or grow more slowly during economic downturns. Changes in discretionary spending or consumer preferences brought about by factors such as perceived or actual unfavorable changes in general economic conditions, high unemployment, perceived or actual changes in disposable consumer income and wealth, higher fuel or other transportation costs, or changes in consumer confidence could reduce demand for our services, which could adversely affect our travel business and our overall business, financial condition, results of operations and cash flows.

Declines or disruptions in the travel industry could adversely affect our travel business.

The success and financial performance of our travel business are affected by the health of the worldwide travel industry. Our business is sensitive to fluctuations in hotel supply, occupancy and average daily rates, decreases in airline capacity, periodically rising airline ticket prices, or the imposition of taxes or surcharges by regulatory authorities, all of which we have experienced historically.

Table of Contents	25	Financial Statement Index

Other factors that could negatively affect our business include:

•	air fare increases;

•	continued air carrier consolidation;

•	travel-related strikes or labor unrest, bankruptcies or liquidations;

•	incidents of actual or threatened terrorism;

•	periods of political instability or geopolitical conflict in which travelers become concerned about safety issues;

•	natural disasters or events such as severe weather conditions, volcanic eruptions, hurricanes or earthquakes; and

•	health-related risks, such as the Ebola, H1N1, SARs and avian flu outbreaks.

Such concerns could result in a protracted decrease in demand for our travel services which, depending on its scope and duration and together with any future issues affecting travel safety, could adversely affect our business over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as severe weather conditions, actual or threatened terrorist activity or war, could result in the incurrence of significant additional costs and decrease our revenues leading to constrained liquidity if we provide relief to affected travelers by refunding the price or fees associated with hotel reservations and other travel products and services.

Risks Relating to our Company

We have a history of operating losses and we may not generate sufficient revenue to support our operations.

During the nine months ended September 30, 2015, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $147.4 million.

We believe that the Vegas.com Acquisition will provide us with additional revenue sources, but we cannot provide assurance that revenue generated from Vegas.com or our other businesses will be sufficient to sustain our operations in the long term. Management has implemented measures to reduce operating costs, and they continuously evaluate other opportunities to reduce costs. Additionally, we are actively assessing the sale of certain non-core assets, considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity or debt financing and/or by divesting of certain assets or businesses, none of which we can assure will happen on commercially reasonable terms, if at all. In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

We can neither be certain that we will be successful at raising capital at all, nor be certain regarding what amount of capital we may raise. Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Additionally, the Financing Agreement contains limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. Should we fail to successfully implement our plans described herein, such failure would have a material adverse effect on our business, including the possible cessation of operations.

Our substantial indebtedness could adversely affect our financial health.

We have outstanding principal indebtedness of $27.5 million under the Loan. The Loan amount outstanding accrues interest at the three-month LIBOR (with a floor of 1%) plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Loan is secured by a first-priority lien on, and security interest in, all assets of Remark and our subsidiaries, subject to certain exceptions.

Table of Contents	26

Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for working capital and general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	make us more vulnerable to a general economic downturn than a company that is less leveraged.

The Financing Agreement contains certain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

The Financing Agreement requires us to satisfy various covenants, including financial covenants with respect to quarterly EBITDA levels and the value of our assets. The Financing Agreement also contains restrictions on our abilities to engage in certain transactions without the consent of the Lenders, and may limit our ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on our ability and the ability of our subsidiaries to:

•	create liens on assets to secure debt;

•	incur additional debt;

•	merge or consolidate with another company;

•	transfer, sell or otherwise dispose of assets;

•	engage in other businesses;

•	make investments;

•	enter into transactions with affiliates; and

•	create dividend and other payment restrictions affecting subsidiaries.

Our recently-completed Vegas.com Acquisition and any future acquisitions, business combinations and other transactions present integration risk and may have negative consequences for our business and our stockholders.

We recently completed the Vegas.com Acquisition and plan to continuously monitor certain strategic acquisition opportunities. The process of integrating acquired businesses into our existing operations may result in unforeseen difficulties, liabilities and costs. The Vegas.com Acquisition involves the integration of a company that had previously operated independently as a privately held company. Significant management attention and resources will be required to integrate the companies, as may be the case with any future acquisitions. Difficulties that we encounter in integrating the operations of Vegas.com and other acquired businesses could have a material adverse effect on our business, financial condition, results of operations, cash flows, and stock price following the acquisition. Even if the combined company is able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the anticipated benefits of synergies, innovation and operational efficiencies or that these benefits will be achieved within a reasonable period of time and cost effectively.

Table of Contents	27

Risks Relating to Our Common Stock

A significant number of additional shares of our common stock may be issued upon the exercise or conversion of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

As of November 19, 2015, we had options to purchase 4,339,778 shares of common stock and warrants to purchase 12,397,111 shares of common stock outstanding. Such warrants include the Acquisition Warrants and the Financing Warrant providing for the right to purchase a total of 11,181,833 shares of common stock at an exercise price of $9.00, which warrants are exercisable on a cashless basis only and therefore effectively cannot be exercised to purchase shares of common stock unless the applicable market value of the common stock exceeds the applicable exercise price under the terms thereof.

The issuance of these shares of common stock would substantially dilute the proportionate ownership and voting power of existing stockholders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 4, 2015, we issued 250,000 shares of our common stock to an accredited investor in a private placement in exchange for $1.0 million in cash. We made the offer and sale of securities in the private placement in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investor in a purchase agreement we entered into with the investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Table of Contents	28

ITEM 6.	EXHIBITS

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
2.1	Unit Purchase Agreement, dated August 18, 2015, by and among Remark Media, Inc., Vegas.com, LLC and the sellers listed on the signature page thereto.*	8-K	08/20/2015	2.1
4.1	Form of Acquisition Warrant, dated September 24, 2015.	8-K	09/28/2015	4.1
4.2	Form of Financing Warrant, dated September 24, 2015.	8-K	09/28/2015	4.2
10.1	Form of Subscription Agreement, dated July 9, 2015.	8-K	07/13/2015	10.1
10.2	Settlement Agreement and Mutual General Release, dated as of July 28, 2015, by and among Remark Media, Inc., Bombo Sports & Entertainment, LLC and Robert S. Potter.	8-K	07/30/2015	10.1
10.3	Servicing Agreement, dated as of July 28, 2015, by and between Remark Media, Inc. and Bombo Sports & Entertainment, LLC.	8-K	07/30/2015	10.2
10.4	Letter Agreement dated September 24, 2015 by and among Remark Media, Inc., Vegas.com, LLC, and James B. Gibson in his capacity as Seller Representative.	8-K	09/28/2015	10.1
10.5	Financing Agreement dated as of September 24, 2015 by and among Remark Media, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	09/28/2015	10.2
10.6	Security and Pledge Agreement dated as of September 24, 2015 by and among Remark Media, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, for the benefit of MGG Investment Group LP, as Collateral Agent for the Secured Parties referred to therein.	8-K	09/28/2015	10.3
10.7	Registration Rights Agreement dated as of September 24, 2015 by and between Remark Media, Inc. and the Subscribers listed on the signature page thereto.	8-K	09/28/2015	10.4
10.8	Loan Agreement dated as of September 24, 2015 by and between Vegas.com, LLC and Bank of America, N.A.	8-K	09/28/2015	10.5
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

Table of Contents	29	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK MEDIA, INC.

Date:	November 23, 2015	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)