Form 10-K
period 2015-12-31
Remark Media, Inc.
filed 2016-03-30
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
Commission File Number 001-33720
Remark Media, Inc.

Delaware	33-1135689
State of Incorporation	IRS Employer Identification Number

3960 Howard Hughes Parkway, Suite 900 Las Vegas, NV 89169	702-701-9514
Address, including zip code, of principal executive offices	Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
Rights to Purchase Series A Junior Participating Preferred Stock	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2015, the aggregate market value of our voting and non-voting common equity held by non-affiliates was $40.5 million.
As of March 28, 2016, 19,845,671 shares of our common stock were outstanding.

Documents Incorporated By Reference
Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2016 annual meeting of stockholders which we will file with the Securities and Exchange Commission.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this Annual Report on Form 10-K (this “2015 Form 10-K”) contains forward-looking statements, including information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. You will find forward-looking statements principally in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those discussed in Part I, Item 1A. Risk Factors herein, that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements.

Any forward-looking statements in this 2015 Form 10-K reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given such uncertainties, you should not place undue reliance on any forward-looking statements, which represent our estimates and assumptions only as of the date hereof. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements after the date hereof, whether as a result of new information, future events or otherwise.

Table of Contents	ii

PART I

ITEM 1.	BUSINESS.

OVERVIEW

Remark Media, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”) own, operate and acquire innovative digital media properties across multiple verticals (described below under Technology and Digital Media Services and Other Digital Media Assets) that deliver culturally relevant, dynamic content that attracts and engages users on a global scale. We leverage our unique digital media assets to target the Millennial demographic, which provides us with access to fast-growing, lucrative markets. We were originally incorporated in Delaware in March 2006 as HSW International, Inc., and we changed our name to Remark Media, Inc. in December 2011. We are headquartered in Las Vegas, Nevada, with additional operations in Beijing and Chengdu, China. Our common stock, par value $0.001 per share, is listed on the NASDAQ Capital Market under the ticker symbol MARK.

OUR BUSINESS

Development

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As a part of the transactions, we received an equity stake in Sharecare, which constitutes approximately five percent of Sharecare’s issued stock at December 31, 2015. We also maintain representation on Sharecare’s Board of Directors.

In June 2012, we began building our personal finance vertical with the acquisition of Banks.com, Inc. (“Banks.com”). In February 2014, we expanded our suite of personal finance portals with the acquisition of TaxExtension.com. After extensively redesigning the website, we relaunched Banks.com in November 2014 with a focus on the Millennial demographic.

In March 2013 we entered the young adult lifestyle vertical with the acquisition of Pop Factory, LLC, a beach lifestyle digital media brand providing website and mobile content. Later the same year, we introduced a refreshed brand and a new, mobile-optimized website at www.bikini.com, which includes e-commerce.

In May 2014, we acquired Hotelmobi, Inc. (“Hotelmobi”), owner and operator of the mobile hotel-booking application Roomlia, giving us a foothold in the travel vertical that we believe is very important to our target customers.

With a continued focus on the millennial demographic, we transitioned in 2015 from being a strictly content-based company to a technology company leveraging KanKan, our data intelligence platform and social media application. We developed and are continuing to develop features that engage KanKan’s users, as well as features that will make KanKan an attractive data source to us, advertisers and other third-parties. In early 2015, we opened our office in Chengdu, China to fast track the development of KanKan.

In September 2015, we expanded our presence in the travel vertical and significantly increased the size of our business with our acquisition of Vegas.com LLC (“Vegas.com”). Specifically, we acquired Vegas.com to give us a deeper reach into the travel and entertainment market in Las Vegas and the surrounding area because Vegas.com is a well-established brand and, through websites and mobile applications that it controls, it allows users to book travel to, and lodging and entertainment in, the Las-Vegas-area market. We were also attracted by the fact that websites controlled by Vegas.com currently enjoy more than 60 million user sessions annually, which we believe will allow us to drive demand to many of our business properties, thereby increasing revenue. By capitalizing on the data intelligence provided by KanKan, we can target potential repeat travelers who visited Las Vegas within the past three years, people currently in Las Vegas who may want to book entertainment or tours, and potential travelers who have never visited Las Vegas but have expressed an interest in doing so.

In the foreseeable future, we will continue to develop KanKan and monetize its capabilities, we will improve Vegas.com’s various websites and mobile applications and leverage their capabilities to improve user engagement, and we also plan to continue our efforts to strategically acquire existing businesses that fit with our continued focus on Millennials.

Table of Contents	1	Financial Statement Index

Business Model

We currently earn a majority of our revenue from sales of various travel and entertainment products (including lodging, air travel, show tickets and tours) booked through our travel and entertainment segment, consisting of Vegas.com and its related websites (including LasVegas.com), mobile applications and retail locations. Our management is currently integrating certain of the operations of our travel and entertainment segment (including the operations of our Vegas.com and Roomlia subsidiaries) and is evaluating the results of the two subsidiaries collectively.

We also recognize revenue from the following sources:

•	service fees from customers’ filing of business and personal tax returns and extensions with the IRS

•	sales of merchandise via our Bikini.com website

•	various advertising mechanisms associated with our websites

We earn advertising revenue from performance-based advertising and from display advertising. Performance-based advertising revenue is earned through such mechanisms as cost-per-click, in which an advertiser pays for each instance a user clicks on its advertisement, and cost-per-lead, in which an advertiser pays for each instance a user clicks on its advertisement and buys its product or service. Display advertising mechanisms include cost-per-impression, in which an advertiser pays for each display of an advertisement, and having an advertiser pay for placement of its ads in more desirable locations on our web pages.

Excluding general and administrative expense, the primary costs we incur to earn the revenue described above include:

•	credit card fees

•	costs related to providing tours, such as permits, fees, fuel, vehicle leases and vehicle repair

•	software and website development costs, including licensing costs for third-party software

•	costs associated with marketing our brands

•	costs associated with developing and producing the content on our websites

Technology and Digital Media Services

KanKan, our social media application and data intelligence platform, aggregates content and consumer-shopping data across all major social media platforms around the world and then stores it after scrubbing, analyzing, and organizing the collected information. For users, the application allows them to explore the world around them, communicate with friends, make new friends, and respond to each other’s social media posts, regardless of the social media network on which activity originates. For us, amassing data on over 1.3 billion socially-active user profiles globally allows us to understand consumer trends, preferences and behavior. Such insight enables us to enhance user engagement and brand awareness across all of our digital media properties more effectively and efficiently.

Our new travel and entertainment reportable segment includes the recently-acquired Vegas.com and our Roomlia mobile application. We believe that Vegas.com is the premiere online booking service for all of the exciting travel and entertainment opportunities related to Las Vegas and the immediately-surrounding areas. Vegas.com offers users the ability to book lodging, air travel, show tickets and tours, and its customer service team is staffed by Las Vegas locals who are intimately familiar with Las Vegas and the various products and services offered through the website. To increase our share of the travel and entertainment market in Las Vegas and the immediately-surrounding areas, we can use data from KanKan to target potential repeat travelers who visited Las Vegas within the past three years, people currently in Las Vegas who may want to book entertainment or tours, and potential travelers who have never visited Las Vegas but have expressed an interest in doing so.

Table of Contents	2	Financial Statement Index

Our Roomlia mobile hotel-booking application allows users to reserve lodging at participating hotels up to seven days prior to commencement of stay. Roomlia contracts with participating hotels and uses a proprietary hotel merchandising system that enables it to offer room rates that may not be available through other third-party reservation channels.

Other Digital Media Assets

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

Online Entertainment

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

Competition

We compete for business in a number of content verticals, many of which are rapidly-evolving and intensely competitive. The primary factors upon which we compete are price, audience access and content quality. We believe the following are our primary competitors in the various content verticals in which we operate:

Travel

•	online travel reservation services such as The Priceline Group (priceline.com, booking.com) and Expedia (expedia.com, hotels.com, hotwire.com, travelocity.com, orbitz.com)

•	online travel search services and price comparison services such as TripAdvisor, trivago (majority-owned by Expedia), and HotelsCombined

Table of Contents	3	Financial Statement Index

•	websites, such as Bestofvegas.com and Showtickets.com, that sell tickets to Las Vegas-area events

•	traditional “brick-and-mortar” retailers, such as Tix4tonight, that sell tickets to Las Vegas-area events

Personal Finance

•	tax software such as Intuit’s Turbotax

•	tax-related websites such as turbotax.com, expressextension.com and irsextension.com

•	traditional tax preparers such as H&R Block and Jackson Hewitt

•	financial information websites such as thesimpledollar.com and wisebread.com

Young Adult Lifestyle

•	lifestyle and luxury clothing websites for young women, such as Refinery29 and Net-A-Porter

•	other websites such as The Skimm

Entertainment

•	humor websites such as collegehumor.com, funnyordie.com, crypttv.com and mydamnchannel.com

Some of the companies we compete against, or may compete against in the future, may have greater brand recognition and may have significantly greater financial, marketing and other resources than we have. As a result of the potentially greater brand recognition and resources, some of our competitors may bring new products and services to market more quickly, and they may be able to adopt more aggressive pricing policies than we could adopt.

We also face intense competition in attracting and retaining qualified employees.  Our ability to compete effectively will depend upon our ability to attract new employees, as well as our ability to retain and motivate our existing employees, while efficiently managing compensation-related costs.

Intellectual Property

We rely upon trademark, copyright and trade secret laws in various jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brands.  We have filed a provisional patent with the United States Patent and Trademark Office in relation to Roomlia, and we own two patents and several copyright registrations related to Vegas.com.  We also hold various trademarks for our brands, and we have additional applications pending.

Technology

Our technologies include software applications built to run on third-party cloud hosting providers including Amazon Web Services and Alibaba located in North America and Asia. We make substantial use of off-the-shelf available open-source technologies such as Linux, PHP, MySQL, Drupal, mongoDB, Memcache, Apache, Nginx, CouchBase, Hadoop, HBase, ElasticSearch, Lua, Java, Redis, Akka and Wordpress, in addition to commercial platforms such as Microsoft, including Windows Operating Systems, SQL Server, and .NET. Such systems are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. We also utilize third-party services to geographically deliver data using major content distribution network providers. We rely heavily on virtualization throughout our technology architecture, which affords scaling dozens of digital media properties in an efficient and cost effective manner.

Table of Contents	4	Financial Statement Index

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

Governmental Regulation

The services we provide are subject to various laws and regulations. We must comply with laws and regulations relating to the travel industry and the provision of travel services, including laws requiring us to register as “sellers of travel” and compliance with certain disclosure requirements. In addition, our travel business is subject to regulation by the U.S. Department of Transportation and must comply with various rules and regulations governing the provision of air transportation, including those relating to advertising and accessibility.

We are subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business on the Internet. These laws and regulations may involve privacy, rights of publicity, data protection, content regulation, intellectual property, competition, protection of minors, consumer protection, taxation or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. There are a number of legislative proposals pending before federal, state, and foreign legislative and regulatory bodies concerning data protection that may affect us.

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

We post our privacy policy and practices concerning the use and disclosure of any user data on our web properties and our distribution applications. Any failure by us to comply with posted privacy policies, federal and state regulatory requirements or foreign privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our businesses, results of operations and financial condition.

Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. The government of the People’s Republic of China has at times taken measures to restrict digital platforms, publishers or specific content themes from consumption by its citizens. We invest significant efforts into ensuring that our published content in China is consistent with our most current understanding of prevailing Chinese laws, regulations, and policies; and to date our published content in China has been met with successful distribution and no action or inquiry from the Chinese government. However, our business could be harmed by unforeseen regulatory restrictions or policy changes in China regarding digital content.

Employees

We employed approximately 238 people as of March 28, 2016, including 225 full-time employees.

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

Table of Contents	5	Financial Statement Index

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this 2015 Form 10-K, including our consolidated financial statements and notes thereto, before deciding whether to invest in our common stock. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

If we are unable to attract and retain visitors to our owned and operated websites and mobile applications in a cost-effective manner, our business, financial condition and results of operations will be adversely affected.

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

Our travel and entertainment business is dependent on providers of travel and entertainment products.

Our travel and entertainment business (including the operations of our Vegas.com and Roomlia subsidiaries) relies on providers of travel and entertainment products (including lodging, air travel, show tickets and tours) to make their products available to consumers through us. Our arrangements with such providers generally do not require them to make available any specific quantity of such products, or to make such products available at any particular price. A significant reduction on the part of any of our major providers, or providers that are particularly popular with consumers, in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business and results of operations.

Table of Contents	6	Financial Statement Index

Our travel business derives a significant portion of its revenues from the Las Vegas market and is especially subject to certain risks, including economic and competitive risks, associated with conditions in the Las Vegas area.

Because our Vegas.com subsidiary provides travel and entertainment booking services in the Las Vegas market exclusively, we are subject to greater risks from conditions in the Las Vegas area than travel booking companies that are more geographically diversified. Risks from conditions in the Las Vegas area include the following:

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

Other factors that could negatively affect our business include:

•	air fare increases;

•	continued consolidation of air carriers and hotel providers;

•	travel-related strikes or labor unrest, bankruptcies or liquidations;

•	incidents of actual or threatened terrorism;

•	periods of political instability or geopolitical conflict in which travelers become concerned about safety issues;

•	natural disasters or events such as severe weather conditions, volcanic eruptions, hurricanes or earthquakes; and

•	health-related risks, such as the Ebola, H1N1, SARs and avian flu outbreaks.

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

Table of Contents	7

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

Numerous laws exist regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, payment card information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection; however, these obligations may possibly be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, and they may conflict with other rules or with our practices. Any failure or perceived failure by us, or our service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information, payment card information or other consumer data, may result in governmental enforcement actions, litigation or public statements against the company by consumer advocacy groups or others and could cause our customers and members to lose trust in us, as well as subject us to bank fines, penalties or increased transaction costs, all of which could have an adverse effect on our business.

Table of Contents	8

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission (the “FTC”)and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Some U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. Countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable and give rise to liabilities.

Our marketplaces and information technology platform generate and process a large quantity of personal, transactional, demographic and behavioral data. The security of data when engaging in e-commerce is essential to maintaining consumer confidence in our services. Any security breach whether instigated internally or externally on our system or other Internet based systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent access to our data or accounts. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees or customers to disclose user names, passwords or other sensitive information (“phishing”), which may in turn be used to access our information technology systems or to defraud our customers.

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

We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

Table of Contents	9

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

Table of Contents	10

intellectual property in Internet related industries are uncertain and still evolving. In particular, the laws of the People’s Republic of China are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources.

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

In 2013, the FTC issued a letter reiterating the guidance it issued in 2002, which recommended that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid search is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid search listings on search results. The adoption of laws or regulations relating to placement of paid search advertisements or user privacy, defamation or taxation may inhibit the growth in use of the Internet, which in turn, could decrease the demand for our services and increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Table of Contents	11

signed into law and the bill ceased with the ending of the 110th Congress in January 2009, there is no guarantee that similar legislation won’t be introduced and passed into law by the current or future Congress. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, such legislation may adversely impact our overall operations. We own the Internet domain address US Tax Center at www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. While the bill was never passed into law, if enacted, the passage of such legislation could have severely adversely affected our use of our Internet domain address US Tax Center at www.irs.com as well as our overall operations. In the event a bill such as H.R. 1677 were to become law, we intend to continue to be diligent in our communications with the Internal Revenue Service and Congress in an effort to mitigate any potential negative effects of such legislation.

We face intense competition from larger, more established companies, and we may not be able to compete effectively, which could reduce demand for our services.

The market for the services we offer is increasingly and intensely competitive. Nearly all our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue arrangements with advertisers, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do. In addition, the Internet media and advertising industries continue to experience consolidation, including the acquisitions of companies offering travel and finance-related content and services and paid search services. Industry consolidation has resulted in larger, more established and well-financed competitors with a greater focus. If these industry trends continue, or if we are unable to compete in the Internet media and paid search markets, our financial results may suffer.

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

During the year ended December 31, 2015, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $161.4 million.

We believe that the Vegas.com Acquisition (as described in Note 3 in the Notes to Consolidated Financial Statements) will provide us with additional revenue sources, but we cannot provide assurance that revenue generated from Vegas.com or our

Table of Contents	12

other businesses will be sufficient to sustain our operations in the long term. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs. Additionally, we are actively assessing the sale of certain non-core assets, considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity financing, debt financing, or by divesting of certain assets or businesses.

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. We cannot be certain that we will be successful at raising capital, whether in an equity financing, debt financing, or by divesting of certain assets or businesses, on commercially reasonable terms, if at all. In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

Additionally, in connection with the Vegas.com Acquisition, we entered into a financing agreement dated as of September 24, 2015 (the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $27,500,000 (the “Loan”). The Financing Agreement contains limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. Should we fail to successfully implement our plans described herein, such failure would have a material adverse effect on our business, including the possible cessation of operations.

Our substantial indebtedness and other payment obligations could adversely affect our financial health.

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

The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $2.0 million exit fee, and for the issuance of a five-year warrant to purchase shares of our common stock providing the holder with the right to sell the warrant back to Remark on its expiration date in exchange for $3.0 million in cash (reduced pro rata based on the percentage of the warrant exercised).

Our substantial indebtedness and other payment obligations could have important consequences to our stockholders. For example, it could:

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

Table of Contents	13

•	create liens on assets to secure debt;

•	incur additional debt;

•	merge or consolidate with another company;

•	transfer, sell or otherwise dispose of assets;

•	engage in other businesses;

•	make investments;

•	enter into transactions with affiliates; and

•	create dividend and other payment restrictions affecting subsidiaries.

Our inability to comply with the financial covenants under the Financing Agreement could have a material adverse effect on our financial condition.

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets.  At December 31, 2015, we were not in compliance with a financial covenant requiring minimum consolidated EBITDA of Remark and its subsidiaries for the four fiscal quarter period ended December 31, 2015 of ($600) thousand, as our actual consolidated EBITDA for such period was ($790) thousand, each as calculated on an annualized basis in accordance with the terms of the Financing Agreement.  We obtained a waiver in March 2016 for this event.  If we fail to comply with any financial covenant under the Financing Agreement going forward, under certain circumstances after a cure period, the Lender may demand the repayment of the Loan amount outstanding and unpaid interest thereon, which could have a material adverse effect on our financial condition.

Our Vegas.com Acquisition and any future acquisitions, business combinations and other transactions present integration risk and may have negative consequences for our business and our stockholders.

We completed the Vegas.com Acquisition in September 2015 and plan to continuously monitor certain strategic acquisition opportunities. The process of integrating acquired businesses into our existing operations may result in unforeseen difficulties, liabilities and costs. The Vegas.com Acquisition involves the integration of a company that had previously operated independently as a privately held company. Significant management attention and resources are required to integrate the companies, as may be the case with any future acquisitions. Difficulties that we encounter in integrating the operations of Vegas.com and other acquired businesses could have a material adverse effect on our business, financial condition, results of operations, cash flows, and stock price following the acquisition. Even if the combined company is able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the anticipated benefits of synergies, innovation and operational efficiencies or that these benefits will be achieved within a reasonable period of time and cost effectively.

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

We are in varying stages of development with regard to our business, so our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Some of such risks and difficulties include our ability to, among other things:

•	increase the number of users of our websites and mobile applications;

•	manage and implement new business strategies;

•	successfully commercialize and monetize our assets;

•	successfully attract advertisers for our owned and operated websites;

Table of Contents	14

•	continue to raise additional working capital;

•	manage operating expenses;

•	establish and take advantage of strategic relationships;

•	manage and adapt to rapidly changing and expanding operations;

•	respond effectively to competitive developments; and

•	attract, retain and motivate qualified personnel.

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

Sharecare operates in the highly-competitive Internet industry and might not achieve profitability or consumer acceptance in the near term, if ever. Our investment in Sharecare’s equity securities is illiquid and might fail to appreciate and might decline in value or become worthless. It is unlikely our Sharecare equity securities will pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of Sharecare.

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

Sharecare may need to raise additional capital, or make additional acquisitions, and our equity position in Sharecare may be diluted if Sharecare issues additional equity, options, or warrants. If Sharecare makes a capital call of its existing equity holders, our position may be diluted if we choose not to contribute additional capital.

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

Table of Contents	15

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

The trading price of our common stock has been and may continue to be volatile. From January 1, 2014, through March 28, 2016, the high and low sales prices for our common stock were $9.11 and $3.53, respectively. The trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of March 28, 2016, our Chairman and Chief Executive Officer, Kai-Shing Tao, may be deemed to beneficially own 7,130,634 shares, or 33.5% of our common stock, and Ashford Capital Management, Inc. may be deemed to beneficially own 1,919,416 shares, or 9.7% of our common stock. The interests of these stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate actions. Such concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Table of Contents	16

A significant number of additional shares of our common stock may be issued under the terms of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

As of March 28, 2016, we had outstanding options to purchase 4,327,653 shares of common stock and warrants to purchase 12,424,485 shares of common stock. Such warrants include the warrants we issued in connection with the Vegas.com Acquisition and the Financing Agreement (referred to herein as the Acquisition Warrants and the Financing Warrant, respectively), providing for the right to purchase 8,601,410 and 2,607,796 shares of common stock, respectively, at exercise prices of $9.00 and $8.91, respectively. The Acquisition Warrants and the Financing Warrant are exercisable on a cashless basis only and therefore effectively cannot be exercised to purchase shares of common stock unless the applicable market value of the common stock exceeds the applicable exercise price under the terms thereof. However, the Acquisition Warrants also provide each holder with the right to sell its Acquisition Warrant back to us on its expiration date in exchange for shares of our common stock having a value equivalent to the value of the Acquisition Warrant at the closing of the Vegas.com Acquisition, provided that this right terminates if the closing price of our common stock equals or exceeds $10.16 for any 20 trading days during a period of 30 consecutive trading days at any time on or prior to the expiration date.

The issuance of these shares of common stock would substantially dilute the proportionate ownership and voting power of existing stockholders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of Remark more difficult, which acquisition may be beneficial to stockholders.

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

Further, we have adopted a Tax Benefit Preservation Plan, dated as of June 4, 2015, that generally is designed to deter any person from acquiring shares of our common stock if the acquisition would result in such person beneficially owning 4.99% or more of our common stock without the approval of our Board of Directors. The Tax Benefit Preservation Plan expires on June 4, 2018.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We conduct our operations primarily from leased office space located in and around the Las Vegas area. Our principal executive office is located in Las Vegas, Nevada, where we lease approximately 39,000 square feet of office space pursuant to a lease expiring in February 2024. Our Vegas.com subsidiary conducts its operations from approximately 33,000 square feet of leased office space located in Henderson, Nevada, pursuant to a lease expiring in September 2022. We are planning to move our Vegas.com operations to our principal executive office by the end of the second fiscal quarter of 2016, at which time we

Table of Contents	17

plan to sublease the Henderson office space. We also have leased office space located in Atlanta, Georgia, which we have subleased for the remainder of the term ending in June 2016.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the NASDAQ Capital Market under the symbol MARK.  The following table presents the high and low sales prices of our common stock, as reported on the NASDAQ Capital Market for the periods indicated.

	High	Low
Year Ended December 31, 2015
First Quarter	$5.50	$3.53
Second Quarter	4.50	3.54
Third Quarter	4.84	3.98
Fourth Quarter	5.40	3.82
Year Ended December 31, 2014
First Quarter	$6.61	$4.61
Second Quarter	9.11	4.93
Third Quarter	9.07	6.25
Fourth Quarter	6.50	4.02

HOLDERS OF COMMON STOCK

We had approximately 130 holders of record of our common stock as of March 28, 2016.

Table of Contents	18

DIVIDENDS

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

UNREGISTERED SALES OF EQUITY SECURITIES

On December 22, 2015, we sold 222,222 shares of our common stock to an accredited investor in a private placement for $1.0 million in cash.

We made the offer and sale of securities in the above-described private placement in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investor in a purchase agreement we entered into with the investor.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2015 in conjunction with our consolidated financial statements and notes thereto set forth in Part II, Item 8 of this 2015 Form 10-K.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Business”, “Risk Factors”, and “Special Note Regarding Forward-Looking Statements” in this 2015 Form 10-K.

OVERVIEW

Remark Media, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”) own, operate and acquire innovative digital media properties across multiple verticals, such as travel, personal finance, social media, young adult lifestyle and entertainment, that deliver culturally relevant, dynamic content that attracts and engages users on a global scale. We leverage our unique digital media assets to target the Millennial demographic, which provides us with access to fast-growing, lucrative markets.

During the year ended December 31, 2015, we earned most of our revenue from sales of travel and entertainment products, with various advertising mechanisms and merchandise sales also contributing to our revenue.

As previously noted, we transitioned in 2015 from being a strictly content-based company to a technology company leveraging KanKan, our data intelligence platform and social media application. We are continuing to develop features that engage KanKan’s users, as well as features that will make KanKan an attractive data source to us, advertisers and other third-parties; therefore, we expect development costs associated with KanKan to continue to increase in the near term.

We expect that the Vegas.com Acquisition will give us a deeper reach into the travel and entertainment market in Las Vegas and the surrounding area because Vegas.com is a well-established brand. We will improve Vegas.com’s various websites and mobile applications and leverage their capabilities to improve user engagement.

MATTERS AFFECTING COMPARABILITY OF RESULTS

We acquired Vegas.com on September 24, 2015, which had a material impact on our financial condition and our results of operations for the year ended December 31, 2015. Our consolidated statements of operations include operations of Vegas.com from the date of acquisition.

Table of Contents	19

We acquired Hotelmobi during May 2014 and merged it into our Roomlia subsidiary. Our financial condition at December 31, 2015 and our results of operations for the year then ended include Roomlia, while the year ended December 31, 2014 only includes Roomlia’s results of operations for a portion of that year.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our results of operations and liquidity and capital resources is based upon our financial statements. We prepare our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain of our accounting policies require that we apply significant judgment in determining the estimates and assumptions for calculating estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We use, in part, our historical experience, terms of existing contracts, observance of trends in the industry and information obtained from independent valuation experts or other outside sources to make our judgments. We cannot assure you that our actual results will conform to our estimates. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows.

Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the fair value of the derivative and non-derivative liabilities related to certain stock warrants we issued, the fair value of stock options issued under our equity incentive plans (as well as the related rate of forfeitures), the estimated cash flows we use in assessing the recoverability of long-lived assets, and the estimated fair values we use when indicators suggest the need to quantitatively test goodwill for impairment. Actual results could differ from those estimates.

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

Critical estimates in valuing certain intangible assets include, but are not limited to, the future expected cash flows resulting from customer relationships and from the use of domain names, the amount of hypothetical royalty income that could be generated if trademarks and trade names were licensed from an independent third party, as well as discount rates. We base estimates of fair value upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable; therefore, actual results may differ from our estimates.

Table of Contents	20	Financial Statement Index

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

Liabilities Related to Warrants Issued

We record certain common stock warrants we issued (see Note 4 in Notes to Consolidated Financial Statements for more detailed information) at fair value and recognize the change in the fair value of such warrants as a gain or loss which we report in the Other income (expense) section in our consolidated statement of operations. We report some of the warrants that we record at fair value as liabilities because they contain certain provisions allowing for reduction of their exercise price, while others are recorded as liabilities because they contain a conditional promise to issue a variable number of our common stock shares upon the warrants’ expiration, and the monetary amount of such obligation was fixed at the inception of the contract. We estimate the fair value of some of the warrants using the Monte Carlo Simulation method, while we use the Black-Scholes-Merton option pricing model to estimate the fair value of other warrants. The Monte Carlo Simulation method uses many of the same types of estimated inputs that the Black-Scholes-Merton option pricing model uses.

Impairments

Long-Lived Assets Other Than Indefinite-Lived Intangible Assets. When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, we evaluate long-lived assets for potential impairment. We estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition and, if the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, we recognize an impairment loss for the difference between the carrying value of the asset and its fair value.

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

Table of Contents	21	Financial Statement Index

If we determine that the investment has incurred an other-than-temporary impairment, we permanently reduce the cost of the security to fair value and recognize an impairment charge in our Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Consolidated Financial Statements included in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

RESULTS OF OPERATIONS

As a result of the Vegas.com Acquisition completed in the third quarter of 2015, we have one reportable segment: travel and entertainment. Because the travel and entertainment segment did not exist in prior periods, we do not have comparative results from the prior fiscal year. We therefore do not provide herein a presentation of changes in segment results with associated explanations of the changes; rather, we provide a presentation of changes in overall results with associated explanations of the changes, noting that the Vegas.com Acquisition is the largest contributing factor.

In the tables in the following discussion, we present amounts (excluding percentages) in thousands.

Revenue and Gross Margin

	Year Ended December 31,		Change
	2015	2014	Dollars	Percentage
Revenue	$14,229	$1,838	$12,391	674%
Cost of sales	(1,864)	(74)	(1,790)	2,419%
Gross Margin	12,365	1,764	10,601	601%

During the year ended December 31, 2015, revenue was primarily affected by:

•	the operating results of Vegas.com after the Vegas.com Acquisition, which added net revenue of $12.0 million, and

•	our decision to increase the selection of merchandise that we offer through Bikini.com’s sales channels, resulting in an increase in sales revenue of $0.3 million.

During the year ended December 31, 2015, our operation of Vegas.com after the Vegas.com Acquisition resulted in a $1.7 million increase in our cost of sales.

Table of Contents	22	Financial Statement Index

Operating Expense

	Year Ended December 31,		Change
	2015	2014	Dollars	Percentage
Sales and marketing	$4,758	$345	$4,413	1,279%
Content, technology and development	1,683	434	1,249	288%
General and administrative	25,220	17,810	7,410	42%
Depreciation and amortization	3,281	767	2,514	328%
Impairment of long-lived assets	—	268	(268)	(100)%
Total operating expense	$34,942	$19,624	$15,318	78%

Our operation of Vegas.com after the Vegas.com Acquisition increased our operating expense categories as follows:

•	Sales and marketing - approximately $4.1 million

•	Content, technology and development - approximately $1.3 million

•	General and administrative - approximately $5.3 million

•	Depreciation and amortization - approximately $2.0 million

In addition to the contribution to sales and marketing expense resulting from our operation of Vegas.com, additional marketing campaigns intended to increase our brand awareness among consumers drove the remainder of the increase.

In addition to the contribution to general and administrative expense resulting from our operation of Vegas.com, general and administrative expense was affected by:

•	an increase in headcount, primarily as a result of the Hotelmobi acquisition, that drove an increase of $1.3 million in payroll and payroll related expense,

•	an increase of $0.4 million in costs primarily associated with our release of, and ramping up of work related to, our KanKan social media application, as well as site maintenance costs,

•	an increase of $0.4 million in professional fees, primarily legal and accounting costs associated with the Vegas.com Acquisition,

•	a decrease in stock-based compensation of approximately $0.6 million, and

•	other fluctuations in various expense items which were not material on an individual basis and which are not indicative of any new or ongoing business trends.

Beyond the addition of intangible assets resulting from the Vegas.com Acquisition, the following contributed to the increase in our depreciation and amortization expense:

•	the commencement of amortization of software costs during 2015 related to projects such as KanKan and the re-development of the Bikini.com website

•	to a lesser extent, the addition of $3.3 million of intangible assets as a result of the Hotelmobi acquisition

During 2014, we made the decision to dispose of our subsidiary MyStockFund Securities, Inc., which prompted us to evaluate its long-lived assets for impairment. After we determined that we could not generate enough cash inflows related to

Table of Contents	23

the assets to support their full carrying value, we recorded a loss on impairment of long-lived assets in the amount noted in the table above. We did not record similar impairments in 2015.

Other Income (Expense)

	Year Ended December 31,		Change
	2015	2014	Dollars	Percentage
Debt conversion expense	$(1,469)	$—	$(1,469)	—
Interest expense	(1,927)	(460)	(1,467)	319%
Other income	(50)	82	(132)	(161)%
Gain (loss) on change in fair value of warrant liabilities	(5,432)	28	(5,460)	(19,500)%
Other gain	8	—	8	—
Total other expense	$(8,870)	$(350)	$(8,520)	2,434%

On September 23, 2015, we incurred approximately $1.5 million of debt conversion expense related to inducement of certain debt holders to convert their convertible debt securities into shares of our common stock to satisfy a condition precedent to the financing of the Vegas.com Acquisition.

The term loan we obtained to finance the Vegas.com Acquisition was the primary cause of the increase in interest expense reflected in the tables above, adding approximately $1.3 million of interest. Our issuances of notes during December 2014 and March 2015 also contributed to the increase in interest expense.

As presented in Note 4 in the Notes to Consolidated Financial Statements, the calculation of the warrant-related liabilities and, therefore, the gain or loss on the liabilities, was primarily affected by the change in our stock price and the change in the probability of a dilutive event occurring subsequent to the quarter end, which caused the increase reflected in the tables above.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2015, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $161.4 million and a cash and cash equivalents balance of $5.4 million, both amounts as of December 31, 2015. Our revenue during the year ended December 31, 2015 was $14.2 million.

During the year ended December 31, 2015, we issued a total of 1,911,222 shares of our common stock to investors in certain private placements and registered direct offerings in exchange for approximately $7.8 million in cash. Also, during the first quarter of 2015, we issued an unsecured convertible promissory note in the original principal amount of $0.3 million in exchange for cash of the same amount.

On July 28, 2015, we entered into a settlement agreement with Bombo Sports & Entertainment, LLC (“BSE”) and Robert S. Potter related to the loans that we made to BSE in 2014 and a servicing agreement with BSE. As a result, we no longer have a note receivable from BSE; rather, we have an intangible asset represented by the rights provided to us in the servicing agreement. See Note 9 in the Notes to Consolidated Financial Statements for further details on this matter.

On September 24, 2015, we completed the Vegas.com Acquisition. Concurrently with the closing of the Vegas.com Acquisition, we entered into the Financing Agreement, pursuant to which the Lenders extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $27.5 million. The Loan amount outstanding under the Financing Agreement accrues interest at three-month LIBOR plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $2.0 million exit fee, and for the issuance of a five-year warrant to purchase shares of our common stock providing the holder with the right to sell the warrant back to Remark on its expiration date in exchange for $3.0 million in cash (reduced pro rata based on the percentage of the warrant exercised). As of December 31, 2015, $27.5 million of aggregate principal

Table of Contents	24

remained outstanding under the Loan. See Note 3 in the Notes to Consolidated Financial Statements for further details on the Vegas.com Acquisition.

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets.  At December 31, 2015, we were not in compliance with a financial covenant requiring minimum consolidated EBITDA of Remark and its subsidiaries for the four fiscal quarter period ended December 31, 2015 of ($600) thousand, as our actual consolidated EBITDA for such period was ($790) thousand, each as calculated on an annualized basis in accordance with the terms of the Financing Agreement.  We obtained a waiver in March 2016 for this event.  If we fail to comply with any financial covenant under the Financing Agreement going forward, under certain circumstances after a cure period, the Lender may demand the repayment of the Loan amount outstanding and unpaid interest thereon, which could have a material adverse effect on our financial condition.

On September 24, 2015, concurrently with the closing of the Vegas.com Acquisition, Vegas.com entered into a Loan Agreement dated as of September 24, 2015 with Bank of America, N.A. providing for a letter of credit facility with up to $9.3 million of availability, expiring May 31, 2016 (the “Letter of Credit Facility Agreement”). Amounts available under the Letter of Credit Facility Agreement are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with the bank containing cash equal to 101.25% of the aggregate outstanding undrawn face amount of all letters of credit under the Letter of Credit Facility Agreement outstanding.

We believe that the Vegas.com Acquisition will provide us with additional revenue sources, but we cannot provide assurance that revenue generated from Vegas.com or our other businesses will be sufficient to sustain our operations in the long term. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs. Additionally, we are actively assessing the sale of certain non-core assets, considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity financing, debt financing, or by divesting of certain assets or businesses.

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Additionally, pursuant to the Financing Agreement, we are subject to certain limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. We cannot be certain that we will be successful at raising capital, whether in an equity financing, debt financing, or by divesting of certain assets or businesses, on commercially reasonable terms, if at all. In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through December 31, 2016, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Used in Operating Activities

We used $9.2 million more for operating activities during the year ended December 31, 2015 than we did during the year ended December 31, 2014. Our operation of Vegas.com after the Vegas.com Acquisition primarily caused the increase in our use of cash for operating activities, while the increases in payroll and payroll-related costs, legal and professional costs associated with the Vegas.com Acquisition and costs related to KanKan (described in the preceding Results of Operations section), as well as the timing of payments related to elements of working capital, also increased the amount of cash we used.

Table of Contents	25

Cash Used in Investing Activities

During the year ended December 31, 2015, we used $2.0 million less for investing activities than we did during the year ended December 31, 2014. The decrease in cash used in our investing activities primarily resulted because, in 2014, we loaned $1.35 million to BSE (for further details on the asset related to our transaction with BSE, see Note 9 in the Notes to Consolidated Financial Statements), we purchased domain names for $0.5 million and we invested $0.8 million in Sharecare, while we did not make similar transactions during of 2015. The previously-noted increases were partially offset by an increase of approximately $0.6 million in additions to fixed assets.

Cash Provided by Financing Activities

During the year ended December 31, 2015, our financing activities provided $10.9 million more than during the year ended December 31, 2014. During 2015, we obtained $7.8 million from common stock issuances and another $27.9 million from lenders, primarily as part of the Financing Agreement in connection with the Vegas.com Acquisition, while we repaid approximately $1.4 million of debt and placed restrictions on $11.7 million in cash. For further details on the Vegas.com Acquisition and transactions related thereto, see Note 3 in the Notes to Consolidated Financial Statements. During the comparable period of 2014, we obtained $4.8 million from common stock issuances and another $7.1 million by issuing notes payable.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the required financial statements and schedules in this 2015 Form 10-K beginning on page F-1.

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

by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon our evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

Table of Contents	27	Financial Statement Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our proxy statement for our 2016 annual stockholders’ meeting (“2016 Proxy Statement”), which we will file with the SEC pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information under the caption Executive Compensation in our 2016 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information under the caption Security Ownership of Certain Beneficial Owners and Management in our 2016 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of December 31, 2015 regarding our equity compensation plans (the 2006 Equity Incentive Plan, the 2010 Equity Incentive Plan and the 2014 Equity Incentive Plan, all of which were approved by our security holders):

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders	4,327,653	$6.23	6,997,347
Not approved by security holders	—	$—	—

See more detailed information regarding our equity compensation plans in Note 15 in the Notes to Consolidated Financial Statements in this 2015 Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our 2016 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information under the caption Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2016 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Table of Contents	28

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2015 Form 10-K:

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

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this 2015 Form 10-K in the attached Exhibit Index.

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
		S-4/A	07/10/2007	Annex B
2.3	Second Amendment to Agreement and Plan of Merger, dated August 23, 2007, among HowStuffWorks, Inc. (n/k/a Remark Media, Inc.), HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-1/A	01/14/2008	2.3
2.4	Share Purchase Agreement among INTAC International, Inc., China Trend Holdings Ltd. and Wei Zhou, dated February 15, 2008	8-K	02/20/2008	2.4
2.5 [1]	Agreement and Plan of Merger dated as of November 26, 2008, by and among HSW International, Inc. (n/k/a as Remark Media, Inc.), DS Newco, Inc., DailyStrength, Inc. and Douglas J. Hirsch	8-K	12/03/2008	10.25
2.6 [2]	Asset Purchase Agreement by and among HSW International, Inc. (n/k/a Remark Media, Inc.), DailyStrength, Inc., DS Acquisition, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/2009	10.28
2.7 [2]	Agreement and Plan of Merger among Remark Media, Inc. Remark Florida, Inc. and Banks.com, Inc. dated February 26, 2012	8-K	02/28/2012	2.1

Table of Contents	29

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
2.8	Amendment No. 1 to Agreement and Plan of Merger among Remark Media, Inc., Remark Florida, Inc. and Banks.com, Inc. dated June 5, 2012	8-K	06/06/2012	2.1
2.9 [2]	Agreement and Plan of Merger, dated as of May 2, 2014, by and among Remark Media, Inc., Roomlia, Inc. and Hotelmobi Inc.	8-K	05/07/2014	2.1
2.10 [2]	Unit Purchase Agreement, dated August 18, 2015, by and among Remark Media, Inc., Vegas.com, LLC and the sellers listed on the signature page thereto.	8-K	08/20/2015	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Remark Media, Inc.	8-K	01/12/2016	3.1
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Remark Media, Inc. as filed with the Secretary of State of the State of Delaware on June 4, 2015.	8-K	06/04/2015	3.1
3.4	Amended and Restated Bylaws	8-K	02/13/2015	3.1
4.1	Specimen certificate of common stock of Remark Media, Inc.	10-K	03/23/2012	4.1
4.2	Form of Warrant to Purchase Common Stock dated February 27, 2012 issued to investors	8-K	02/28/2012	4.1
4.3	Form of Roomlia Warrants	8-K	05/07/2014	4.1
4.4	Form of Acquisition Warrant, dated September 24, 2015.	8-K	09/28/2015	4.1
4.5	Form of Financing Warrant, dated September 24, 2015.	8-K	09/28/2015	4.2
4.6	Tax Benefit Preservation Plan, dated June 4, 2015, by and between Remark Media, Inc. and Computershare Inc., as Rights Agent.	8-K	06/04/2015	4.1
4.7	Registration Rights Agreement, dated as of February 27, 2012, by and among Remark Media, Inc. and the investors named therein	8-K	02/28/2012	10.2
4.8	Registration Rights Agreement, dated as of November 17, 2014, by and between Remark Media, Inc. and Discover Growth Fund	8-K	11/17/2014	10.2
4.9	Registration Rights Agreement dated as of September 24, 2015 by and between Remark Media, Inc. and the Subscribers listed on the signature page thereto.	8-K	09/28/2015	10.4
10.1	Contribution Agreement (PRC Territories) between HowStuffWorks, Inc. and HSW International, Inc. (n/k/a Remark Media, Inc.), dated as of October 2, 2007	8-K	10/09/2007	10.2
10.2	Update Agreement between HowStuffWorks, Inc. and HSW International, Inc. (n/k/a Remark Media, Inc.) dated as of October 2, 2007	8-K	10/09/2007	10.4
10.3	Stock Purchase Agreement between HSW International, Inc. (n/k/a Remark Media, Inc.) and the investors named therein, dated February 15, 2008	8-K	02/20/2008	10.21

Table of Contents	30	Financial Statement Index

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.4	License Agreement dated as of October 30, 2009, by and among HSW International, Inc. (n/k/a Remark Media, Inc.), Sharecare Inc. ZoCo 1, LLC, Discovery SC Investment, Inc., Oz Works, L.L.C., and Arnold Media Group, LLC	10-Q/A	01/22/2010	10.31
10.5 [2]	Purchase Agreement dated February 27, 2012, among Remark Media, Inc. and the investors named therein	8-K	02/28/2012	10.1
10.6	Sublease Agreement between Holland & Hart and Remark Media, Inc. dated February 28, 2013	8-K	03/06/2013	10.1
10.7	Membership Interest Purchase Agreement between Remark Media, Inc., Pop Factory LLC, Howard Sonnenschein and Gail Sonnenschein dated March 29, 2013	8-K	04/04/2013	2.1
10.8	Confidential Agreement and Release Agreement between Remark Media, Inc. and Bradley Zimmer dated January 17, 2014	8-K	01/24/2014	10.1
10.9	Loan Agreement dated February 11, 2014 by Remark Media, Inc. and Bombo, Sports & Entertainment, LLC	8-K	02/18/2014	10.1
10.10	Amendment to Loan Agreement, dated April 16, 2014, by and between Remark Media, Inc. and Bombo Sports & Entertainment, LLC	8-K	04/23/2014	10.1
10.11 [3]	2006 Equity Incentive Plan	S-8	11/05/2007	4.2
10.12 [3]	2010 Equity Incentive Plan	8-K	06/21/2010	10.34
10.13 [3]	2014 Incentive Plan, as amended January 11, 2016	8-K	01/12/2016	10.1
10.14	Form of Subscription Agreement, dated July 9, 2015.	8-K	07/13/2015	10.1
10.15	Settlement Agreement and Mutual General Release, dated as of July 28, 2015, by and among Remark Media, Inc., Bombo Sports & Entertainment, LLC and Robert S. Potter.	8-K	07/30/2015	10.1
10.16	Servicing Agreement, dated as of July 28, 2015, by and between Remark Media, Inc. and Bombo Sports & Entertainment, LLC.	8-K	07/30/2015	10.2
10.17	Letter Agreement dated September 24, 2015 by and among Remark Media, Inc., Vegas.com, LLC, and James B. Gibson in his capacity as Seller Representative.	8-K	09/28/2015	10.1
10.18	Financing Agreement dated as of September 24, 2015 by and among Remark Media, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	09/28/2015	10.2
10.19	Security and Pledge Agreement dated as of September 24, 2015 by and among Remark Media, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, for the benefit of MGG Investment Group LP, as Collateral Agent for the Secured Parties referred to therein.	8-K	09/28/2015	10.3
10.20	Loan Agreement dated as of September 24, 2015 by and between Vegas.com, LLC and Bank of America, N.A.	8-K	09/28/2015	10.5
21.1	List of subsidiaries

Table of Contents	31	Financial Statement Index

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
23.1	Consent of Cherry Bekaert LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	With respect to certain portions of this exhibit, we requested confidential treatment and omitted such portions, which we filed separately with the SEC.

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

REMARK MEDIA, INC.

Date:	March 30, 2016	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kai-Shing Tao
Kai-Shing Tao	Chief Executive Officer and Chairman (principal executive officer)	March 30, 2016

/s/ Douglas Osrow
Douglas Osrow	Chief Financial Officer (principal financial and accounting officer)	March 30, 2016

/s/ Theodore Botts
Theodore Botts	Director and Audit Committee Chairman	March 30, 2016

/s/ Robert Goldstein
Robert Goldstein	Director and Compensation Committee Chairman	March 30, 2016

/s/ William Grounds
William Grounds	Director and Nominating and Governance Committee Chairman	March 30, 2016

/s/ Jason E. Strauss
Jason E. Strauss	Director	March 30, 2016

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Remark Media, Inc.

We have audited the accompanying consolidated balance sheets of Remark Media, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company recognized net losses of approximately $31.4 million and $18.2 million during 2015 and 2014, respectively.  At December 31, 2015, the Company had incurred cumulative net losses of approximately $161.4 million.  Management’s plans in regard to this matter are described in Note 1.

/s/ Cherry Bekaert LLP
Atlanta, Georgia
March 30, 2016

Table of Contents	F - 2	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$5,422	$1,525
Restricted cash	9,416	—
Trade accounts receivable, net	746	41
Prepaid expense and other current assets	2,637	707
Notes receivable, current	172	—
Total current assets	18,393	2,273
Restricted cash	2,250	—
Notes receivable	371	1,350
Property and equipment, net	7,425	1,398
Investment in unconsolidated affiliate	1,030	1,030
Intangibles, net	44,780	6,518
Goodwill	20,337	5,293
Other long-term assets	—	94
Total assets	$94,586	$17,956
Liabilities and Stockholders’ Equity
Accounts payable	$14,422	$1,356
Advances from stockholder	—	86
Accrued expense and other current liabilities	11,827	1,210
Demand note payable to related party	—	350
Deferred merchant booking	6,997	—
Deferred revenue	3,262	—
Current maturities of long-term debt	100	—
Current maturities of long-term debt payable to related parties	—	2,500
Capital lease obligations	205	158
Total current liabilities	36,813	5,660
Long-term debt, less current portion and net of discount and debt issuance cost	23,616	3,100
Long-term debt payable to related parties, less current portion and net of discount	—	3,481
Warrant liability	19,195	512
Other liabilities	2,904	25
Total liabilities	82,528	12,778

Commitments and contingencies (Note 14)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 19,659,362 and 12,784,960 shares issued and outstanding at December 31, 2015 and 2014, respectively	20	13
Additional paid-in-capital	173,477	135,116
Accumulated other comprehensive income (loss)	(5)	36
Accumulated deficit	(161,434)	(129,987)
Total stockholders’ equity	12,058	5,178
Total liabilities and stockholders’ equity	$94,586	$17,956
See Notes to Consolidated Financial Statements

Table of Contents	F - 3	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014
Revenue, net	$14,229	$1,838
Cost of revenue (exclusive of depreciation and amortization reported below)	(1,864)	(74)
Gross margin	12,365	1,764

Operating expense
Sales and marketing	4,758	345
Content, technology and development	1,683	434
General and administrative	25,220	17,810
Depreciation and amortization	3,281	767
Impairment of long-lived assets	—	268
Total operating expense	34,942	19,624
Operating loss	(22,577)	(17,860)
Other income (expense)
Debt conversion expense	(1,469)	—
Interest expense	(1,927)	(460)
Other income (expense), net	(50)	82
Gain (loss) on change in fair value of warrant liabilities	(5,432)	28
Other gain	8	—
Total other income (expense), net	(8,870)	(350)
Loss before income taxes	(31,447)	(18,210)
Provision for income taxes	—	—
Net loss	$(31,447)	$(18,210)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	39
Comprehensive loss	$(31,447)	$(18,171)

Weighted-average shares outstanding, basic and diluted	15,278	11,884

Net loss per share, basic and diluted	$(2.06)	$(1.53)
See Notes to Consolidated Financial Statements

Table of Contents	F - 4	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except number of shares)

	Common Stock and Additional Paid-In Capital
	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2013	10,979,372	$114,037	$(3)	$(111,777)	$2,257
Net loss	—	—	—	(18,210)	(18,210)
Foreign currency translation adjustment	—	—	39	—	39
Share-based compensation	—	7,999	—	—	7,999
Common stock issued, exclusive of business acquisition transactions	792,025	8,485	—	—	8,485
Common stock issued related to business acquisitions	400,000	2,817	—	—	2,817
Restricted stock award vesting	587,500	1,677	—	—	1,677
Forfeiture of certain shares to satisfy exercise costs and the recipients’ income tax obligations related to restricted stock vested	(66,200)	(322)	—	—	(322)
Option exercises	73,574	214	—	—	214
Warrant exercises	18,689	222	—	—	222
Balance at December 31, 2014	12,784,960	$135,129	$36	$(129,987)	$5,178
Net loss	—	—	—	(31,447)	(31,447)
Share-based compensation	—	9,032	—	—	9,032
Common stock issued, exclusive of business acquisition transactions	1,911,222	7,526	—	—	7,526
Common stock issued related to business acquisitions	2,371,126	9,743	—	—	9,743
Forfeiture of restricted stock shares	(17,500)	—	—	—	—
Option exercises	93,400	291	—	—	291
Conversion of notes payable	2,516,154	11,748	—	—	11,748
Other	—	28	(41)	—	(13)
Balance at December 31, 2015	19,659,362	$173,497	$(5)	$(161,434)	$12,058
See Notes to Consolidated Financial Statements

Table of Contents	F - 5	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(31,447)	$(18,210)
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on change in fair value of warrant liabilities	5,432	(28)
Depreciation and amortization	3,281	767
Share-based compensation	9,032	9,676
Impairment of long-lived assets	—	268
Loss on asset disposals	—	17
Write off of property, equipment and software	—	23
Debt conversion expense	1,469	—
Amortization of debt issuance costs and discount	448	16
Other	6	—
Changes in operating assets and liabilities (net of effect of acquisitions):
Accounts receivable	91	60
Prepaid expense and other assets	(529)	(308)
Deferred merchant booking	(1,840)	—
Deferred revenue	1,114	—
Accounts payable, accrued expense and other liabilities	(3,225)	808
Other	—	(37)
Net cash used in operating activities	$(16,168)	$(6,948)
Cash flows from investing activities:
Purchases of property, equipment and software	(1,910)	(1,316)
Investment in unconsolidated affiliate	—	(800)
Business acquisitions, net of cash received	(257)	(178)
Other asset additions	—	(518)
Loan to third party	—	(1,350)
Net cash used in investing activities	(2,167)	(4,162)
Cash flows from financing activities:
Increase in restricted cash	(11,666)	—
Proceeds from issuance of common stock, net	7,818	4,843
Proceeds from debt issuance	27,921	7,100
Payment of debt issuance cost	(363)	—
Repayments of debt	(1,350)	(150)
Forfeiture of certain shares to satisfy exercise costs and the recipients’ income tax obligations related to restricted stock vested	—	(322)
Payments of capital lease obligations	(128)	(136)
Net cash provided by financing activities	22,232	11,335
Net increase (decrease) in cash and cash equivalents	3,897	225
Cash and cash equivalents:
Beginning of period	1,525	1,261
Impact of foreign currency translation on cash	—	39
End of period	$5,422	$1,525

Supplemental cash flow information:
Cash paid for interest	608	—

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in business acquisition transactions	$9,743	$2,817
Warrants issued in business acquisition transactions	$10,181	$3,821
Other non-cash consideration issued in business acquisition transactions	$2,700	$—
Exercise of warrants to purchase common stock	$—	$229
Issuance of common stock upon conversion of debt instruments	$10,278	$—
Exchange of note receivable for intangible asset	$1,350	$—
See Notes to Consolidated Financial Statements

Table of Contents	F - 6	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Media, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”) own, operate and acquire innovative digital media properties across multiple verticals, such as travel, personal finance, social media, young adult lifestyle and entertainment, that deliver culturally relevant, dynamic content that attracts and engages users around the world. We leverage our unique digital media assets to target the Millennial demographic, which provides us with access to fast-growing, lucrative markets. We were originally incorporated in Delaware in March 2006 as HSW International, Inc., and we changed our name to Remark Media, Inc. in December 2011. We are headquartered in Las Vegas, Nevada, with additional operations in Beijing and Chengdu, China. Our common stock is listed on the NASDAQ Capital Market under the ticker symbol MARK.

We recognize revenue primarily from the following sources:

•	sales of a full range of travel and entertainment products including lodging, air travel, air travel/lodging packages, show tickets and tours

•	service fees from customers’ filing of business and personal tax returns and extensions with the IRS

•	sales of merchandise via our Bikini.com website

•	various advertising mechanisms associated with our websites

Liquidity Considerations

During the year ended December 31, 2015, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $161.4 million and a cash and cash equivalents balance of $5.4 million, both amounts as of December 31, 2015. Our revenue during the year ended December 31, 2015 was $14.2 million.

During the year ended December 31, 2015, we issued a total of 1,911,222 shares of our common stock to investors in certain private placements and registered direct offerings in exchange for approximately $7.8 million in cash. Also, during the first quarter of 2015, we issued an unsecured convertible promissory note in the original principal amount of $0.3 million in exchange for cash of the same amount.

On July 28, 2015, as described in more detail in Note 9, we entered into a settlement agreement (the “BSE Settlement Agreement”) with Bombo Sports & Entertainment, LLC (“BSE”) and Robert S. Potter related to the loans that we made to BSE in 2014 and a servicing agreement with BSE. As a result, we no longer have a note receivable from BSE; rather, we have an intangible asset represented by the rights provided to us in the servicing agreement.

On September 24, 2015, as described in more detail in Note 3, we completed the purchase of all of the outstanding equity interests of Vegas.com, LLC (“Vegas.com”), an online booking service for all of the exciting travel and entertainment opportunities related to Las Vegas and the immediately-surrounding areas (the “Vegas.com Acquisition”). Concurrently with the closing of the Vegas.com Acquisition, we entered into a Financing Agreement dated as of September 24, 2015 (the “Financing Agreement”), as described in more detail in Note 3, pursuant to which the lenders from time to time party thereto (the “Lenders”) extended credit to certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”) consisting of a term loan in the aggregate principal amount of $27,500,000 (the “Loan”). The Loan amount outstanding under the Financing Agreement accrues interest at three-month LIBOR plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $2 million exit fee, and also provided for the issuance of warrants to the Lenders. As of December 31, 2015, $27.5 million of aggregate principal remained outstanding under the Loan.

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Additionally, pursuant to the Financing Agreement (as described in more detail in Note 3), we are subject to certain limitations

Table of Contents	F - 7	Financial Statement Index

on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. We cannot be certain that we will be successful at raising capital, whether in an equity financing, debt financing, or by divesting of certain assets or businesses, on commercially reasonable terms, if at all. In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through December 31, 2016, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Comparability
We reclassified certain amounts in the 2014 consolidated statement of operations to conform to the 2015 presentation. The reclassification of certain costs to the Cost of revenue line item which we previously reported in the Content, technology and development line item, had no impact on our results of operations, cash flows or owners’ equity as previously reported.

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

We use the cost method to account for equity investments in which we cannot exercise significant influence over the investee, such as with our investment described in Note 6.

Use of Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). While preparing our financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets, the useful lives of property and equipment, stock-based compensation, and income taxes, among other items.

Revenue Recognition

We recognize revenue as visitors are exposed to or react to advertisements on our websites and mobile applications, or when they purchase goods or services from our websites and mobile applications.

Through the websites and mobile applications operated by our Vegas.com subsidiary, buyers can book hotel reservations, air travel and purchase tickets to various events, but for most of the transactions that occur, the vendors with whom we maintain relationships provide the services for which the buyers transact. For those transactions in which the vendor remains primarily obligated to fulfill the service purchased, we recognize revenue on a net basis (i.e., at the amount charged to the buyers less the cost we incur from the vendors).

Table of Contents	F - 8	Financial Statement Index

Revenue from advertising is generated from the use of sponsored links and display advertising, including both pay-per-performance advertising and paid-for-impression advertising. In the pay-per-performance model, we earn revenue based on the number of clicks or other actions taken associated with such ads, while in the paid-for-impression model, we earn revenue from the display of ads.

When customers pay us prior to when we provide the product or service to them, as primarily occurs when customers book lodging, air travel, air travel/lodging packages, show tickets and tours on the websites and mobile applications operated by our Vegas.com subsidiary (the acquisition of which is described in Note 3), we record the amount as deferred revenue until such time as we provide the product or service.

Share-Based Compensation

We measure compensation expense related to stock options awarded using information available as of the grant date to estimate the fair value of awards, and we recognize the compensation expense over the requisite service period (generally the vesting period) of the award.

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

Concentrations of Credit Risk

We maintain most of our cash, approximately 99% of which is denominated in U.S. dollars, at two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000; however, at times, cash balances may exceed the FDIC-insured limit. As of December 31, 2015, we do not believe we have any significant concentrations of credit risk, although approximately $4.9 million of our cash balance exceeded the FDIC-insured limit. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the U.S. dollar, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations.  If, however, the U.S. dollar is devalued significantly against the Chinese currency, our cost to further develop our business in China could exceed original estimates.

Accounts Receivable

We regularly evaluate the collectability of trade receivable balances based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If we determine that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt will be recorded to reduce the related receivable to the amount expected to be recovered. We did not record a material amount of allowance for bad debt during 2015 or 2014.

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

Business Combinations

We include the results of operations of the businesses that we acquire beginning on the respective dates of acquisition. We allocate the purchase price of our acquisitions to the identifiable tangible and intangible assets acquired and liabilities assumed based on the estimated fair values of such assets and liabilities, with the excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities recorded as goodwill.

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or market.

Property, Equipment and Software

We state property and equipment at cost and depreciate such assets using the straight-line method over the estimated useful lives of each asset category. For leasehold improvements, we determine amortization using the straight-line method over the shorter of the lease term or estimated useful life of the asset. We expense repairs and maintenance costs as incurred, while capitalizing betterments and capital improvements and depreciating such costs over the remaining useful life of the related asset.  Gains or losses from disposal of property and equipment are included in selling, general and administrative expenses.

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

Table of Contents	F - 10	Financial Statement Index

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

During 2014, we recorded impairments totaling $0.3 million, all related to our subsidiary MyStockFund Securities, Inc. (“MyStockFund”). During 2015, we did not record any impairment of long-lived assets.

Goodwill and Indefinite-Lived Intangible Assets

In the fourth quarter of each fiscal year, we test goodwill and indefinite-lived intangible assets for impairment. When testing for impairment, we first evaluate qualitative factors to determine whether events and circumstances indicate that, more likely than not, an indefinite-lived intangible asset is impaired. If, after evaluating the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, we determine that, more likely than not, an indefinite-lived intangible asset is impaired, we then quantitatively test for impairment.

During 2015 and 2014, we did not record any impairment of goodwill or indefinite-lived intangible assets.

Investment

We routinely perform an assessment of our investment in Sharecare, Inc. (“Sharecare”), our only cost-method investment, to determine if it is other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to how long the security has been impaired, the amount of the impairment, the financial condition and near-term prospects of the issuer, whether the issuer is current on contractually-obligated interest and principal payments, key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

If we determine that the investment has incurred an other-than-temporary impairment, we permanently reduce the cost of the security to fair value and recognize an impairment charge in our consolidated statements of operations.

During 2015 and 2014, we did not record any impairment of our investment in Sharecare.

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

Table of Contents	F - 11	Financial Statement Index

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

In June 2014, we decided to dispose of our subsidiary MyStockFund to better focus our resources on our core strategy. In accordance with the terms and conditions of a Settlement Agreement dated April 11, 2013 between MyStockFund and FOLIO fn, Inc., MyStockFund must transfer all customer accounts to FOLIO. We completed the transfer of customer accounts, at which time MyStockFund will be sold or dissolved after all remaining assets of the entity are sold or transferred to another of our subsidiaries.  As of December 31, 2014, MyStockFund’s assets and liabilities were not material after we recognized an impairment charge of approximately $0.3 million on certain MyStockFund assets.

Liabilities Related to Warrants Issued

We record certain common stock warrants we issued (see Note 4 for more detailed information) at fair value and recognize the change in the fair value of such warrants as a gain or loss which we report in the Other income (expense) section in our consolidated statement of operations. We report some of the warrants that we record at fair value as liabilities because they contain certain provisions allowing for reduction of their exercise price, while others are recorded as liabilities because they contain a conditional promise to issue a variable number of our common stock shares upon the warrants’ expiration, and the monetary amount of such obligation was fixed at the inception of the contract. We estimate the fair value of some of the warrants using the Monte Carlo Simulation method, while we use the Black-Scholes-Merton option pricing model to estimate the fair value of other warrants.

Deferred Merchant Booking

When customers book lodging, air travel or entertainment using our websites or mobile application, we record the cost we owe to the vendors providing the underlying service and report it as deferred merchant booking. Such costs are typically payable to the vendors within 90 days.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board modified the Accounting Standards Codification by issuing Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for an entity to use to ensure that it recognizes revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For us, the amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2017, including interim periods therein. As a result of the Vegas.com Acquisition, we are re-evaluating whether this guidance will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

In August 2014, the Financial Accounting Standards Board modified the Accounting Standards Codification by issuing Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which stipulates that an entity’s management is responsible for evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). For us, the amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not expect that this guidance will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

Table of Contents	F - 12	Financial Statement Index

In February 2016, the Financial Accounting Standards Board modified the Accounting Standards Codification by issuing Accounting Standards Update 2016-02, Leases (Topic 842). Accounting guidance prior to ASU 2016-02 only required a lessee to record an asset and a liability on the balance sheet for contracts determined to be capital leases, while operating leases remained off of the balance sheet. While ASU 2016-02 still maintains a distinction between operating leases and what are now called financing leases (formerly, capital leases), it requires, for all leases, that lessees record an asset representing the property subject to the lease and a liability representing the obligation to pay for the use of the property. For us, the amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. We are evaluating whether this guidance will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

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

NOTE 3. BUSINESS ACQUISITION

 On September 24, 2015, we completed the Vegas.com Acquisition pursuant to the terms of the Unit Purchase Agreement dated as of August 18, 2015 (as amended, the “Purchase Agreement”) by and among Remark, Vegas.com and the equity owners of Vegas.com listed on the signature page thereto (“Sellers”).

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

The Acquisition Warrants also provide as follows: (i) the Acquisition Warrants are exercisable on a cashless basis only; (ii) we have the right to exercise all or any portion of the Acquisition Warrants if at any time following their issuance the closing price of our common stock is greater than or equal to $14.00; and (iii) the holder has the right to sell its Acquisition Warrant back to us on its expiration date in exchange for shares of our common stock having a value equivalent to the value of the Acquisition Warrant at closing, calculated based on a per share price equal to the volume-weighted average price of our common stock during the 30 trading days (the “30-day VWAP”) ending on the expiration date (reduced pro rata based on the percentage of the Acquisition Warrant exercised), provided that this right terminates if the closing price of our common stock equals or exceeds $10.16 for any 20 trading days during a period of 30 consecutive trading days at any time on or prior to the expiration date.

On September 24, 2015, as a condition to closing the Purchase Agreement, we also entered into an Investors Rights Agreement with Sellers providing them with registration rights for the shares of our common stock issuable under the Purchase Agreement (including under the Acquisition Warrants and shares issuable under anti-dilution adjustments) and for certain transfer restrictions on the shares held by Sellers. We filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of our common stock issuable under the Purchase Agreement (including under the Acquisition Warrants and shares issuable under anti-dilution adjustments), which was declared effective on November 13, 2015.

On September 24, 2015, concurrently with the closing of the Vegas.com Acquisition, we entered into the Financing Agreement with the Borrowers, certain of our subsidiaries as guarantors (the “Guarantors”), the Lenders and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders

Table of Contents	F - 13	Financial Statement Index

extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $27,500,000. The Loan amount outstanding accrues interest at three-month LIBOR (with a floor of 1%) plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $2 million exit fee, and for the issuance of the Financing Warrant (as defined below).

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

The terms of the Purchase Agreement, the Acquisition Warrants and the Financing Warrant provided that, in accordance with our obligations under Nasdaq Listing Rule 5635, we were not permitted to issue any additional shares under the Purchase Agreement or in related transactions (including upon an Equity Payment Anti-Dilution Adjustment and upon exercise of the Acquisition Warrants) or the Financing Warrant to the extent that the issuance of such shares would have caused us to exceed the aggregate number of shares that we were permitted to issue without breaching our obligations under Nasdaq Listing Rule 5635, unless we obtained the approval of our stockholders for issuances in excess of such amount. On January 11, 2016, we obtained such stockholder approval at a special meeting of stockholders.

On September 24, 2015, as a condition to closing the Financing Agreement, we also entered into a Registration Rights Agreement providing the holder of the Financing Warrant with registration rights for the shares of our common stock issuable under the Financing Warrant. We filed a Registration Statement on Form S-3 with the SEC registering the resale of the shares of our common stock issuable under the Financing Warrant, which was declared effective on November 13, 2015.

Effective September 23, 2015, we entered into amendments (collectively, the “Note Amendments”) to our $3.5 million Senior Secured Convertible Promissory Note dated January 29, 2014 with Digipac, LLC (“Digipac”) and our $3.0 million and $0.3 million Convertible Promissory Notes dated December 17, 2014 and March 13, 2015, respectively, with Ashford Capital Partners, L.P. (“ACP”). These convertible notes had conversion prices in excess of the market price of our common stock, and the Note Amendments provided that the unpaid principal amount thereof and all accrued and unpaid interest thereon would be converted automatically into shares of our common stock at a conversion price equal to the closing price of our common stock on the immediately preceding trading day, or $4.23 per share. We agreed to enter into the Note Amendments to induce the debt holders to convert their convertible debt securities into shares of our common stock. As a result, we incurred debt conversion expense of approximately $1.5 million. Also effective on September 23, 2015, Digipac converted the unpaid principal amount of and all accrued and unpaid interest under its $2.5 million Senior Secured Convertible Promissory Note dated November 14, 2013 into shares of our common stock at the existing conversion price of $3.75 per share. The conversions resulted in the issuance of a total of 2,516,154 shares of our common stock. Additionally, on September 24, 2015, we repaid the unpaid principal amount of, and all accrued and unpaid interest under, our $0.35 million Demand Note dated September 11, 2014 with Digipac and our $1 million term note dated August 31, 2015 with ACP. We entered into the Note Amendments and repaid the demand note and term note to satisfy a condition to the closing of the Financing Agreement. Our Chairman of the Board and Chief Executive Officer, Kai-Shing Tao, is the manager of and a member of Digipac, and our Chief Financial Officer, Douglas Osrow, is also a member.

Table of Contents	F - 14	Financial Statement Index

On September 24, 2015, concurrently with the closing of the Vegas.com Acquisition, to satisfy the closing conditions under the Purchase Agreement, Vegas.com entered into a Loan Agreement dated as of September 24, 2015 with Bank of America, N.A. (“Bank of America”) providing for a letter of credit facility with up to $9.3 million of availability, expiring May 31, 2016 (the “Letter of Credit Facility Agreement”). Amounts available under the Letter of Credit Facility Agreement are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with the bank containing cash equal to 101.25% of the aggregate outstanding undrawn face amount of all letters of credit under the Letter of Credit Facility Agreement outstanding. No letters of credit were outstanding at December 31, 2015.

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

For the year ended December 31, 2015, transaction costs related to the Vegas.com Acquisition totaled $0.6 million and are recorded in general and administrative expense in the condensed consolidated statements of operations.

Table of Contents	F - 15	Financial Statement Index

Our Consolidated Financial Statements include the operating results of Vegas.com from the closing date of the Vegas.com Acquisition. The following table presents our allocation of the purchase consideration we paid to the net tangible and intangible assets we acquired based on their estimated fair values on the closing date of the Vegas.com Acquisition (in thousands):

Purchase Price Allocation
Cash and cash equivalents	$8,490
Restricted cash	5,260
Trade accounts receivable	797
Prepaid expense and other current assets	1,307
Note receivable, current	172
Total current assets	$16,026
Note receivable, long term	371
Property and equipment	4,824
Intangibles	39,504
Total identifiable assets acquired	$60,725
Accounts payable	15,782
Accrued expenses and other current liabilities	10,346
Deferred merchant booking	8,837
Lease obligation, current	2,025
Deferred revenue	2,148
Net identifiable assets acquired	$21,587
Goodwill	15,044
Total purchase consideration	$36,631

Our Vegas.com subsidiary contributed $12.0 million to consolidated net revenue and $2.3 million to consolidated net loss during the year ended December 31, 2015.

The fair value of intangible assets acquired of $39.5 million consists of internally-developed software with an estimated fair value of $10.5 million, customer relationships with an estimated fair value of $20.8 million and trademarks with an estimated fair value of $8.2 million. We will amortize the internally-developed software intangible asset and the customer relationship intangible asset on a straight-line basis over their estimated useful lives of five years, while we expect the trademarks to have an indefinite useful life.

Recorded goodwill primarily results from the synergies we expect to realize from the combination of the two companies and the assembled workforce we acquired in connection with the Vegas.com Acquisition.

The following table presents our pro forma combined historical results of operations as if we had consummated the Vegas.com Acquisition and the financing transactions as of January 1, 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Net revenue	$53,213	$51,296
Net loss	$(47,088)	$(30,266)

Table of Contents	F - 16	Financial Statement Index

We calculated the pro forma amounts by applying our accounting policies and adjusting the results to reflect changes to depreciation and amortization of property and equipment, among other items, and amortizing certain intangible assets as if they had been recorded as of January 1, 2014. Because the pro forma amounts assume that we consummated the Vegas.com Acquisition as of January 1, 2014, the pro forma net loss for the years ended December 31, 2015 and 2014 excludes $5.4 million and $0.3 million, respectively, of Remark and Vegas.com transaction costs. We have presented the pro forma combined historical results of operations for informative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the Vegas.com Acquisition occurred on the date indicated, or that may result in the future.

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase our common stock that are subject to potential anti-dilution adjustments, including the Financing Warrant described in Note 3. The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	December 31,
	2015	2014
Warrants issued in February 2012
Annual dividend rate	—%	—%
Expected volatility	55.00%	90.00%
Risk-free interest rate	0.92%	0.95%
Expected remaining term (years)	1.66	2.66
Financing Warrant
Annual dividend rate	—%
Expected volatility	55.00%
Risk-free interest rate	1.70%
Expected remaining term (years)	4.73

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At December 31, 2015, we estimated a 10% probability that a future financing event would be dilutive to the warrants issued in February 2012, while we estimated an 85% probability that a future financing event would be dilutive to the Financing Warrant.

Our estimate of expected volatility tends to have a significant impact on the results provided by the model. As the expected volatility increases, the estimated fair value of the liability increases.

Table of Contents	F - 17	Financial Statement Index

At the end of each reporting period, we use the Black-Scholes-Merton option pricing model to estimate and report the fair value of the liability related to the Acquisition Warrants described in Note 3. The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	December 31,
	2015	2014
Annual dividend rate	—%	—%
Expected volatility	55.00%	—%
Risk-free interest rate	1.76%	—%
Expected remaining term (years)	4.74	0.00

The following table presents the reconciliation of the beginning and ending balances of the liabilities associated with the Acquisition Warrants, the Financing Warrant and the warrants issued in 2012 that remain outstanding (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$512	$769
New warrant issuances	13,252	—
Increase (decrease) in fair value	5,431	(28)
Reduction due to exercise of warrants	—	(229)
Balance at end of period	$19,195	$512

At December 31, 2015, the price of our common stock was less than the exercise price of the Acquisition Warrants, effectively precluding exercise of the warrants; however, if the holders had exercised the put option (see Note 3 for more detailed information) as if December 31, 2015 was the expiration date of the Acquisition Warrants, we would have issued to the holders 2,127,660 shares with a fair value of $5.18 per share. The number of shares issuable upon exercise of the put option is calculated based on the 30-day VWAP; the more that the 30-day VWAP decreases, the number of shares we would issue to the holders increases significantly.

Contingent Consideration Issued in Business Acquisition

We used the discounted cash flow valuation technique to estimate the fair value of the liability related to the Earnout Payments described in Note 3. The significant unobservable inputs that we used, which we classify in Level 3 of the fair value hierarchy, were projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), the probability of achieving certain amounts of EBITDA, and the rate used to discount the liability.

The following table presents the reconciliation of the beginning and ending balances of the liability associated with the Earnout Payments (in thousands):

Year Ended December 31,
2015
Balance at beginning of period	$—
Business acquisition	2,700
Balance at end of period	$2,700

Table of Contents	F - 18	Financial Statement Index

We included the liability for contingent consideration as a component of Other liabilities on the Consolidated Balance Sheet (see Note 13).

NOTE 5. RESTRICTED CASH

Our restricted cash balance represents amounts that secure our obligations under the Letter of Credit Facility Agreement and the Financing Agreement (both agreements are related to the Vegas.com Acquisition and are described in more detail in Note 3).

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of December 31, 2015, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	December 31,
	2015	2014
Prepaid expense	$1,675	$279
Deposits	189	—
Inventory	526	273
Other current assets	247	155
Total	$2,637	$707

Table of Contents	F - 19	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

		December 31,
	Estimated Life (Years)	2015	2014
Vehicles	2	150	—
Machinery and equipment	2 - 12	532	—
Furniture and fixtures	2 - 9	241	2
Computer equipment	3 - 4	519	561
Software	3 - 4	6,401	401
Software development in progress		865	1,186
Leasehold improvements	1	47	86
Total property, equipment and software		8,755	2,236
Less accumulated depreciation		(1,330)	(838)
Total property, equipment and software, net		$7,425	$1,398

For the years ended December 31, 2015 and 2014, depreciation (and amortization of software) expense was $0.7 million and $0.1 million, respectively.

Table of Contents	F - 20	Financial Statement Index

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	December 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$4,200	$(1,160)	$3,040	$4,219	$(1,026)	$3,193
Customer relationships	23,866	(1,973)	21,893	3,113	(323)	2,790
Internally-developed software	10,475	(562)	9,913	—	—	—
Media broadcast rights	1,350	(113)	1,237	—	—	—
Acquired technology	436	(145)	291	436	(58)	378
Other intangible assets	68	(38)	30	107	(50)	57
	$40,395	$(3,991)	$36,404	$7,875	$(1,457)	$6,418
Indefinite-lived intangible assets
Trademarks and trade names	$8,276		$8,276	$—		$—
License to operate in China	100		100	100		100
Total intangible assets	$48,771		$44,780	$7,975		$6,518

We are amortizing each of the customer relationships and internally-developed software intangible assets we acquired from Vegas.com over a weighted-average period of 60 months, and all finite-lived intangible assets over a weighted-average period of 74 months. Total amortization expense was $2.6 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.

The following table presents the aggregate amortization expense related to finite-lived intangible assets for the next five years (in thousands):

For the year ending December 31:	Amount
2016	$7,312
2017	7,280
2018	7,259
2019	7,160
2020	5,252

Table of Contents	F - 21	Financial Statement Index

The following table summarizes the changes in goodwill during the year ended December 31, 2015 (in thousands):

	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at January 1, 2015	$3,470	$1,823	$5,293
Business acquisitions	15,044	—	15,044
Balance at December 31, 2015	$18,514	$1,823	$20,337

In February 2014, we entered into a loan agreement with BSE pursuant to which we loaned BSE $1.0 million. In April 2014, both parties entered into an amendment to the loan agreement (as amended, the “BSE Loan Agreement”), pursuant to which, from April to June 2014, we loaned an additional $0.35 million to BSE. The loan bore interest at 5% per annum, with principal and interest due and payable within 10 days after delivery of a written demand to BSE. Under the BSE Loan Agreement, if the loan was not repaid in full at the end of the 10-day period, the interest rate increased to 12% per annum until the loan was repaid in full. At any time, BSE could have prepaid all or any portion of the loan without premium or penalty.

In September 2014, we delivered a written demand for payment to BSE and, because BSE had not repaid any portion of the loan after we provided our written demand, we commenced legal proceedings against BSE and its controlling owner to recover the amount owed.

On July 28, 2015, we entered into the BSE Settlement Agreement, which provides for, among other things, the settlement of our legal proceedings and the release of our claims against BSE and Mr. Potter, including for payment of all amounts due under the BSE Loan Agreement, the termination of all previous agreements between us and Mr. Potter, and certain other agreements and releases. In connection with the BSE Settlement Agreement, we also entered into a servicing agreement with BSE that provides, among other things, for the following:

(i)	for a period of two years, BSE loans to us Mr. Potter’s services for up to 100 hours each year;

(ii)	for a period of two years, we may, at our option, engage BSE to produce a total of four one-hour length projects at BSE’s cost;

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

As a result of the BSE Settlement Agreement, we no longer have a note receivable from BSE; rather, we have an intangible asset represented by the rights provided to us in the servicing agreement. We reclassified the $1.35 million carrying value of the note receivable as a finite-lived intangible asset as of September 30, 2015, and we are amortizing the asset over the five-year period during which we have the exclusive right to use BSE’s film library in specified Asian-Pacific countries and territories.

Table of Contents	F - 22	Financial Statement Index

NOTE 10. INCOME TAXES

Income Tax Expense or Benefit

During each of the years ended December 31, 2015, and 2014, we neither incurred income tax expense nor generated a benefit from income tax in the U.S. federal or state jurisdictions, or in foreign jurisdictions.

The following table presents a reconciliation between the income tax benefit computed by applying the federal statutory rate and our actual income tax benefit:

	Years Ended December 31,
	2015	2014
Income tax benefit at federal statutory rate	(10,692)	(6,191)
State taxes, net of federal benefit	(364)	1,342
Change in deferred tax asset valuation allowance	12,301	3,798
Tax effects of:
Closure of an entity resulting in loss of availability of net operating losses	—	1,002
Losses and rates in foreign jurisdictions	(1,595)	12
Other permanent items	350	37
Other	—	—
Income tax provision as reported	—	—

The following table presents loss before income tax attributable to domestic and to foreign operations (in thousands):

	Year Ended December 31,
	2015	2014
Domestic	$(39,723)	$(18,119)
Foreign	8,276	(91)
Loss before income taxes	$(31,447)	$(18,210)

Deferred Tax Assets and Liabilities

We record deferred tax assets and liabilities to account for the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. The temporary differences result in taxable or deductible amounts in future years.

Table of Contents	F - 23	Financial Statement Index

The following table presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2015	2014
Deferred Tax Assets
Net operating loss carryforwards	29,880	21,204
Deferred income and reserves	276	244
Depreciation of fixed assets	(1,139)	30
Amortization of intangibles	2,654	2,424
Share-based compensation expense	15,090	12,030
Differences related to stock basis in equity investment	378	379
Other	2,027	175
Gross deferred tax assets	49,166	36,486
Valuation allowance	(48,044)	(35,959)
Deferred tax assets, net of valuation allowance	1,122	527
Deferred Tax Liabilities
Acquired intangible assets	(25)	(25)
Amortization of intangible assets	(1,116)	(521)
Foreign exchange gain/loss	(6)	(6)
Gross deferred tax liabilities	(1,147)	(552)
Net deferred tax liability	$(25)	$(25)

The following table presents summarizes the changes in the deferred tax asset valuation allowance during the year ended December 31, 2015:

	2015	2014
Balance at beginning of period	$35,959	$32,236
Increase related to net operating loss and cost and expense:
Incurred during the current year	12,301	4,790
Change related to prior-year true-ups	—	(922)
Effect of foreign exchange rate differences	(216)	(145)
Balance at end of period	$48,044	$35,959

Net operating losses available at December 31, 2015 to offset future taxable income in the U.S. federal, U.S. state, Hong Kong, China and Brazil jurisdictions are $78.0 million, $43.7 million, $0.6 million, $3.3 million and $4.7 million, respectively.  The income tax rates in Hong Kong, China and Brazil are 16.5%, 25% and 15%, respectively.

The U.S. net operating losses begin to expire in 2019.  The net operating losses generated in Hong Kong have no expiration date and carry forward indefinitely, while the net operating losses generated in China have a five-year carryover period.  The net operating losses generated in Brazil have no expiration date, but only as much as 30% of the net operating loss may be utilized each year.

Table of Contents	F - 24	Financial Statement Index

Under the Internal Revenue Code of 1986, as amended (the “Code”), if an ownership change (as defined for income tax purposes) occurs, §382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by net operating loss carryforwards.  During our 2014 tax year, we analyzed recent acquisitions and ownership changes and determined that certain of such transactions qualified as an ownership changes under §382. As a result, we will likely not be able to use $18.6 million million of our net operating loss carryforwards.

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

For the years ended December 31, 2015 and 2014, we had no unrecognized tax benefits, and we have not taken any tax positions which we expect might significantly change unrecognized tax benefits during the 12 months following December 31, 2015.

 We file income tax returns in various domestic and foreign tax jurisdictions with varying statutes of limitations.  Our 2011 through 2014 tax years generally remain subject to examination by federal and most state tax authorities.  In significant foreign jurisdictions, our 2011 through 2014 tax years generally remain subject to examination by the relevant tax authorities.

NOTE 11. CAPITAL LEASES AND PURCHASE OBLIGATION

Capital Lease

Our previously-disclosed sale-leaseback agreement with Domain Capital, LLC ended during December 2015 and ownership of the Banks.com domain name transferred back to us on the termination date. We have no further liability under the agreement with Domain Capital.

Our Vegas.com subsidiary has leased certain computer hardware and related software that processes and stores its production data. Under the agreement, we will make two more payments of approximately $0.2 million each: one payment in June 2016 and one payment in June 2017. After the final payment in June 2017, ownership of the hardware and software transfers to us.

Purchase Obligation

On June 10, 2005, Vegas.com entered into a license agreement providing for, among other things, Vegas.com’s exclusive use of the domain name “LasVegas.com” (the “LasVegas.com License Agreement”). Under the terms of the LasVegas.com License Agreement, Vegas.com paid $12 million upon execution of the agreement, was required to make monthly payments of approximately $83,000 through June 2008, and $125,000 through June 2013, and is currently making monthly payments of $208,000 through June 2040. If Vegas.com continues making the required monthly payments through June 30, 2040, ownership of the domain name would transfer to Vegas.com, without further payment by or cost to Vegas.com, on that date. After June 30, 2016, however, Vegas.com has the option, in its sole discretion, to terminate the LasVegas.com License Agreement and forfeit its rights to use of the domain name upon 30 days notice.

Effective September 2015, Vegas.com became our wholly-owned subsidiary in the Vegas.com Acquisition, described in more detail in Note 3, in which we assumed all of its outstanding liabilities. As of December 31, 2015, the remaining accounting liability, representing only those payments we are required to make through June 30, 2016, was approximately $1.2 million, and was reflected in Accrued expense and other current liabilities in our Statement of Operations. Payments under the LasVegas.com License Agreement after June 30, 2016 will be made on a month-to-month basis and will be recorded as an expense.

Table of Contents	F - 25	Financial Statement Index

NOTE 12. LONG-TERM DEBT

We entered into the transactions described below in relation to the Vegas.com Acquisition, which is described in more detail in Note 3.

Effective September 23, 2015, we amended the $3.0 million and $0.3 million Convertible Promissory Notes that we issued to ACP on December 17, 2014 and March 13, 2015, respectively, to reduce the conversion price and automatically convert the unpaid principal amount of, and all accrued and unpaid interest under, the notes into shares of our common stock. The conversions resulted in the issuance of 826,512 shares of our common stock to ACP.

On September 24, 2015, we entered into the Financing Agreement pursuant to which the Lenders provided us with the Loan in the amount of $27.5 million. The Loan bears interest at three-month LIBOR (with a floor of 1%) plus 10% per annum, payable monthly, and it has a maturity date of September 24, 2018. We are not required to make principal payments prior to the maturity date. As of December 31, 2015, the applicable interest rate was 11%.

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets.  At December 31, 2015, we were not in compliance with a financial covenant requiring minimum consolidated EBITDA of Remark and its subsidiaries for the four fiscal quarter period ended December 31, 2015 of ($600) thousand, as our actual consolidated EBITDA for such period was ($790) thousand, each as calculated on an annualized basis in accordance with the terms of the Financing Agreement.  We obtained a waiver in March 2016 for this event.

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

The following table presents long-term debt as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Loan due September 2018	$27,500	—
Unamortized discount	(5,546)	—
Unamortized debt issuance cost	(338)	—
Carrying value of Loan	21,616	—
Exit fee payable in relation to Loan	2,000	—
Convertible Promissory Note payable to ACP	—	$3,000
Convertible Promissory Note payable to an accredited investor	100	100
Total long-term debt	$23,716	$3,100
Less: current portion	(100)	—
Long-term debt, less current portion and net of discount and debt issuance cost	23,616	3,100

The discount on long-term debt primarily consists of the approximately $3.1 million fair value of the Financing Warrant, the $2 million exit fee payable in relation to the Loan and the stipulated Loan discount of approximately $0.6 million.

Table of Contents	F - 26	Financial Statement Index

NOTE 13. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	December 31,
	2015	2014
Contingent consideration liability	2,700	—
Capital lease obligation, net of current portion	179	—
Other	25	25
Total	$2,904	$25

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments

We are party to operating leases for office space, under which we incur rent expense that we recognize on a straight-line basis over the lease term. For the years ended December 31, 2015 and 2014, we incurred approximately $0.8 million and $0.3 million of rent expense, respectively.

The following table presents future minimum lease payments under non-cancelable operating leases (in thousands):

Future Minimum Lease Payments
2016	$1,755
2017	1,546
2018	1,323
2019	1,372
2020	1,388
Thereafter	2,350
Total	$9,734

We did not reduce future minimum lease payments in the table above by minimum sublease rentals of approximately $0.9 million due in the future under noncancelable subleases.

Table of Contents	F - 27	Financial Statement Index

During 2013, we established a liability (recorded in Accrued expense and other current liabilities on our consolidated balance sheet) related to the early termination of certain of our operating leases, one of which we have sublet to a third party. The following table summarizes the activity related to the liability for early termination costs:

	2015	2014
Balance at beginning of period	$113	$360
Charges or reversals	—	(93)
Costs paid or settled	(74)	(154)
Balance at end of period	$39	$113

Contingencies

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities.

NOTE 15. STOCKHOLDERS' EQUITY AND NET LOSS PER SHARE

Equity Issuances

During the year ended December 31, 2015, we issued:

•	a total of 1,911,222 shares of our common stock to investors in certain private placements and registered direct offerings in exchange for approximately $7.8 million in cash,

•	2,516,154 shares of common stock upon conversion of certain convertible notes payable in full satisfaction of such notes,

•	2,271,126 shares of common stock to the Sellers in the Vegas.com Acquisition as part of the aggregate consideration under the Purchase Agreement (see Note 3),

•	100,000 shares issued to the former owners of Hotelmobi, Inc., which shares were being held in escrow per the acquisition agreement until May 2015, and

•	93,400 shares of our common stock upon the exercise of stock option awards in exchange for $0.3 million.

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

Table of Contents	F - 28	Financial Statement Index

We estimate the fair value of stock option awards using a Black-Scholes-Merton option-pricing model. During the periods noted, we applied the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014
Expected term in years	6.0	6.0
Expected volatility	93.9%	103.3%
Expected dividends	—%	—%
Risk-free interest rates	1.81%	1.87%

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

The following table summarizes the stock option activity under our equity incentive plans as of December 31, 2015, and changes during the year then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	1,735,962	$9.63
Granted	2,777,750	4.14
Exercised	(102,892)	3.24
Forfeited, cancelled or expired	(83,167)	6.17
Outstanding at December 31, 2015	4,327,653	$6.23	8.5	$2,959
Options exercisable at December 31, 2015	4,133,964	$6.34	8.3	$2,553

The following table summarizes the status of non-vested stock options as of December 31, 2015, and changes during the year then ended:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2015	199,876	$953
Granted	2,777,750	9,472
Vested	(2,722,187)	9,419
Forfeited	(61,750)	154
Non-vested at December 31, 2015	193,689	$800

The weighted-average grant-date fair value of options granted during the year ended December 31, 2014 was $6.2 million. The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $0.2 million and $0.1 million, respectively.

Table of Contents	F - 29	Financial Statement Index

During the first quarter of 2014, we modified stock option awards representing 210,000 shares and awards of 170,000 restricted shares from awards with three-year or five-year vesting periods to awards having a one-year vesting period. Share-based compensation expense for the year ended December 31, 2014 includes the incremental compensation expense of $0.7 million related to the modification.

We did not award restricted stock under our equity incentive plans during the year ended December 31, 2015. The following table summarizes the restricted stock activity under our equity incentive plans as of December 31, 2015, and changes during the year then ended:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2015	17,500	$88
Forfeited	(17,500)	88
Non-vested at December 31, 2015	—	$—

As of December 31, 2015, awards representing 4,327,653 shares or potential shares of our common stock remained outstanding; therefore, awards representing 6,997,347 shares or potential shares of our common stock remained available for issuance under our equity incentive plans.

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Year Ended December 31,
	2015	2014
Stock options	$9,032	$6,106
Restricted stock	—	3,570
Total	$9,032	$9,676

The following table presents information regarding unrecognized share-based compensation cost associated with stock options:

December 31, 2015
Unrecognized share-based compensation cost for non-vested awards (in thousands)	$213
Weighted-average years over which unrecognized share-based compensation expense will be recognized	0.6

Net Loss per Share

For the years ended December 31, 2015 and 2014, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

•
the outstanding Acquisition Warrants which may be exercised to purchase 8,601,410 shares of our common stock and the outstanding Financing Warrant which may be exercised to purchase 2,595,090 shares of our common stock, each as described more detail in Note 3;

Table of Contents	F - 30	Financial Statement Index

•
the warrants issued in conjunction with our acquisition of Hotelmobi, Inc., which may be exercised to purchase 1,000,000 shares of our common stock, half at an exercise price of $8.00 per share and half at an exercise price of $12.00 per share; and

•	the warrants issued in conjunction with a private placement in 2012, which may be exercised to purchase 215,278 shares of our common stock at an exercise price of $4.97 per share.

NOTE 16. SEGMENT INFORMATION

Subsequent to the acquisition of Vegas.com, our management began integrating certain of the operations of our Vegas.com and Roomlia subsidiaries and evaluating the results of the two subsidiaries collectively. The two subsidiaries qualify as operating segments, and because they share similar economic characteristics and have similar products, services, types of customers and methods of delivery of their products and services, we aggregated Vegas.com and Roomlia into our travel and entertainment reportable segment. The following tables present certain information regarding our travel and entertainment segment for the year ended December 31, 2015. Because the comparative amounts for the year ended December 31, 2014 were not material for the segment, we have not presented such information.

Many companies calculate and use some form of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a measure of operational performance. We use earnings before interest, taxes, depreciation and amortization, share-based compensation expense, impairment charges, gains or losses on changes in fair value of derivative and non-derivative liabilities, and debt conversion expense (“Adjusted EBITDA”) as a measure of profit and loss to manage the operational performance of our segment. We believe that Adjusted EBITDA provides useful information to investors regarding our ability to service debt. The various forms of EBITDA, including our Adjusted EBITDA financial measure, are supplemental non-GAAP financial measures, and you should not construe Adjusted EBITDA as an alternative to operating earnings or loss (as an indicator of our operating performance) or cash flows from operations (as a measure of liquidity) as determined in accordance with accounting principles generally accepted in the United States of America. Other companies that calculate some form of EBITDA as a measure of operational performance may not do so in the same manner as we calculate our Adjusted EBITDA; therefore, our Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.

The following table presents net revenue and Adjusted EBITDA for our travel and entertainment segment for the year ended December 31, 2015 (in thousands):

	Net Revenue	Adjusted EBITDA
Travel and entertainment segment	$12,059	$(3,090)
Corporate entity and other business units	2,170	(7,217)
Consolidated	$14,229	$(10,307)

Table of Contents	F - 31	Financial Statement Index

The following table reconciles Adjusted EBITDA for the segment and for the corporate entity and other business units to consolidated operating loss (in thousands):

	Segment	Corporate Entity and Other	Consolidated
Adjusted EBITDA	$(3,090)	$(7,217)	(10,307)
Less:
Depreciation and amortization	(2,316)	(965)	(3,281)
Share-based compensation expense	—	(9,032)	(9,032)
Other income (expense), net	(1)	52	51
Other gain	—	(8)	(8)
Consolidated operating loss	$(5,407)	$(17,170)	$(22,577)

The following table presents total assets for our travel and entertainment segment as of December 31, 2015 (in thousands):

Total Assets
Travel and entertainment segment	$80,109
Corporate entity and other business units	14,477
Consolidated	$94,586

During the year ended December 31, 2015, capital expenditures for the travel and entertainment segment totaled $0.2 million.

NOTE 17. RELATED PARTY TRANSACTIONS

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

We incurred interest expense on the related-party notes of $0.4 million during each of the years ended December 31, 2015 and 2014.

Table of Contents	F - 32	Financial Statement Index

NOTE 18. SUBSEQUENT EVENTS

On January 11, 2016, our stockholders approved the grant of an option to purchase 350,000 shares of our common stock to Kai-Shing Tao, our Chief Executive Officer and Chairman of the Board, at a special meeting of stockholders.

On February 22, 2016 and February 26, 2016, we issued a total of 186,144 shares of our common stock in private placements in exchange for $0.8 million. Except for an amount equal to the par value of the shares issued, we recorded the proceeds in additional paid-in capital.

On February 29, 2016, we entered into a new lease for office space to serve as our corporate headquarters. The lease is for a period of eight years and it obligates us to pay an aggregate of $11.1 million of base rent over the lease term.

Table of Contents	F - 33	Financial Statement Index