Form 10-Q
period 2016-03-31
Remark Media, Inc.
filed 2016-05-11
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

As of May 10, 2016, a total of 20,210,988 shares of our common stock were outstanding.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this Quarterly Report on Form 10-Q contains forward-looking statements, including information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. You will find forward-looking statements principally in the sections entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements.

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

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$10,260	$5,422
Restricted cash	9,350	9,416
Trade accounts receivable	928	746
Prepaid expense and other current assets	3,212	2,637
Notes receivable, current	181	172
Total current assets	23,931	18,393
Restricted cash	2,250	2,250
Notes receivable	190	371
Property and equipment, net	7,563	7,425
Investment in unconsolidated affiliate	1,030	1,030
Intangibles, net	42,960	44,780
Goodwill	20,337	20,337
Other long-term assets	1,326	—
Total assets	$99,587	$94,586
Liabilities and Stockholders’ Equity
Accounts payable	$12,960	$14,422
Accrued expense and other current liabilities	15,161	11,827
Deferred merchant booking	12,390	6,997
Deferred revenue	4,732	3,262
Current maturities of long-term debt	100	100
Capital lease obligations	205	205
Total current liabilities	45,548	36,813
Long-term debt, less current portion and net of unamortized discount and debt issuance cost	24,031	23,616
Warrant liability	15,210	19,195
Other liabilities	2,904	2,904
Total liabilities	87,693	82,528

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 19,845,671 and 19,659,362 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	20	20
Additional paid-in-capital	175,688	173,477
Accumulated other comprehensive loss	(5)	(5)
Accumulated deficit	(163,809)	(161,434)
Total stockholders’ equity	11,894	12,058
Total liabilities and stockholders’ equity	$99,587	$94,586
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue, net	$14,254	$803
Cost of revenue (excluding depreciation and amortization reported below)	(2,349)	(38)
Gross margin	11,905	765

Operating expense
Sales and marketing	5,528	198
Technology and development	404	104
General and administrative	8,420	3,163
Depreciation and amortization	2,397	227
Other operating expense	332	25
Total operating expense	17,081	3,717
Operating loss	(5,176)	(2,952)
Other income (expense)
Interest expense	(1,210)	(194)
Other income (expense), net	29	1
Gain on change in fair value of warrant liabilities	3,985	66
Other loss	(3)	—
Total other income (expense), net	2,801	(127)
Loss before income taxes	(2,375)	(3,079)
Provision for income taxes	—	—
Net loss	$(2,375)	$(3,079)

Weighted-average shares outstanding, basic and diluted	19,736	12,867

Net loss per share, basic and diluted	$(0.12)	$(0.24)
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$4,686	$(1,751)
Cash flows from investing activities:
Purchases of property, equipment and software	(715)	(470)
Net cash used in investing activities	(715)	(470)
Cash flows from financing activities:
Decrease in restricted cash	66	—
Proceeds from issuance of common stock, net	801	2,997
Proceeds from debt issuance	—	300
Payments of capital lease obligations	—	(37)
Net cash provided by financing activities	867	3,260
Net increase in cash and cash equivalents	4,838	1,039
Cash and cash equivalents:
Beginning of period	5,422	1,525
End of period	$10,260	$2,564

Supplemental cash flow information:
Cash paid for interest	777	$—

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock	$—	$962
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

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

Liquidity Considerations

During the three months ended March 31, 2016, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $163.8 million and a cash and cash equivalents balance of $10.3 million, both amounts as of March 31, 2016. Also as of March 31, 2016, we had a negative working capital balance of $21.6 million. Our revenue during the three months ended March 31, 2016 was $14.3 million.

During the three months ended March 31, 2016, we issued a total of 186,144 shares of our common stock to accredited investors in certain private placements in exchange for approximately $0.8 million in cash.

We are a party to a financing agreement dated as of September 24, 2015 (the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $27.5 million (the “Loan”). The terms of the Financing Agreement and related documents are described in Note 11.

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Additionally, we completed the acquisition of all of the outstanding equity interests in Vegas.com, LLC (“Vegas.com”) in September 2015 (the “Vegas.com Acquisition”). Pursuant to the Financing Agreement, we are subject to certain limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. We cannot be certain that we will be successful at raising capital, whether in an equity financing, debt financing, or by divesting of certain assets or businesses, on commercially reasonable terms, if at all. In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through March 31, 2017, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Comparability
We reclassified certain amounts in the 2015 unaudited Condensed Consolidated Statement of Operations to conform to the 2016 presentation. The reclassification of certain costs, $38 thousand to the Cost of revenue line item and $25 thousand to the Other operating expense line item and all of which we previously reported in the Content, technology and development line item, had no impact on our results of operations, cash flows or owners’ equity as previously reported.

Table of Contents	4	Financial Statement Index

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2016, with the audited Consolidated Balance Sheet amounts as of December 31, 2015 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of March 31, 2016, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

Changes to Significant Accounting Policies

We have made no material changes to our significant accounting policies as reported in our 2015 Form 10-K.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) modified the Accounting Standards Codification by issuing Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for an entity to use to ensure that it recognizes revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For us, the amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2017, including interim periods therein. As a result of the Vegas.com Acquisition, we are re-evaluating whether this guidance will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

In March 2016, the FASB modified the Accounting Standards Codification by issuing ASU 2016-09, Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. Among other improvements and clarifications, ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, and stipulates that cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For us,

Table of Contents	5	Financial Statement Index

the amendments in ASU 2016-09 are effective for fiscal years beginning after December 15, 2016, including interim periods therein, and entities may elect to adopt the amendments early. We are evaluating whether this guidance will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

We have reviewed all recently issued accounting pronouncements. The pronouncements that we have already adopted did not have a material effect on our financial condition, results of operations, cash flows or reporting thereof, and except as otherwise noted above, we do not believe that any of the pronouncements that we have not yet adopted will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

NOTE 3. BUSINESS ACQUISITION

 On September 24, 2015, we completed the Vegas.com Acquisition pursuant to the terms of the Unit Purchase Agreement, dated as of August 18, 2015 (as amended, the “Purchase Agreement”), by and among Remark, Vegas.com and the equity owners of Vegas.com listed on the signature page thereto.

We paid aggregate consideration of $36.6 million that included cash, shares of our common stock, warrants allowing for the purchase of 8,601,410 shares of our common stock at $9.00 per share (the “Acquisition Warrants”), and cash payments contingent upon the performance of Vegas.com in the years ending December 31, 2016, 2017 and 2018 (the “Earnout Payments”). We recorded $15.0 million, the amount by which the aggregate consideration exceeded the $21.6 million of the net identifiable assets that we acquired, as goodwill. The recorded goodwill primarily results from the synergies we expect to realize from the combination of the two companies and the assembled workforce we acquired in connection with the Vegas.com Acquisition.

Concurrently with the closing of the Vegas.com Acquisition, we entered into the Financing Agreement with the Lenders and MGG. As a condition to closing the Financing Agreement, we issued a warrant to an affiliate of MGG that now allows for the purchase of 2,607,797 shares of our common stock at $8.91 per share (the “Financing Warrant”).

Also concurrently with the closing of the Vegas.com Acquisition, to satisfy the closing conditions under the Purchase Agreement, Vegas.com entered into a loan agreement with Bank of America, N.A. providing for a letter of credit facility with up to $9.3 million of availability, expiring May 31, 2016 (the “Letter of Credit Facility Agreement”).

Table of Contents	6	Financial Statement Index

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase our common stock that are subject to potential anti-dilution adjustments, including the Financing Warrant. The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	March 31, 2016	December 31, 2015
Warrants issued in February 2012
Annual dividend rate	—%	—%
Expected volatility	50.00%	55.00%
Risk-free interest rate	0.65%	0.92%
Expected remaining term (years)	1.41	1.66
Financing Warrant
Annual dividend rate	—%	—%
Expected volatility	55.00%	55.00%
Risk-free interest rate	1.12%	1.70%
Expected remaining term (years)	4.48	4.73

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At March 31, 2016, we estimated that two future equity financing events would potentially occur within the twelve months following March 31, 2016.

Our estimate of expected volatility tends to have a significant impact on the results provided by the model. As the expected volatility increases, the estimated fair value of the liability increases.

At the end of each reporting period, we use the Black-Scholes-Merton option pricing model to estimate and report the fair value of the liability related to the Acquisition Warrants. The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	March 31, 2016	December 31, 2015
Annual dividend rate	—%	—%
Expected volatility	55.00%	55.00%
Risk-free interest rate	1.21%	1.76%
Expected remaining term (years)	4.48	4.74

Our stock price significantly affects our estimate of the fair value of the Acquisition Warrants. If the stock price increased or decreased by five percent, the value of the warrants would change by approximately $1.0 million.

Table of Contents	7	Financial Statement Index

The following table presents the reconciliation of the beginning and ending balances of the liabilities associated with the Acquisition Warrants, the Financing Warrant and the warrants issued in 2012 that remain outstanding (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2016	2015
Balance at beginning of period	$19,195	$512
New warrant issuances	—	13,252
Increase (decrease) in fair value	(3,985)	5,431
Balance at end of period	$15,210	$19,195

At March 31, 2016, the price of our common stock was less than the exercise price of the Acquisition Warrants, effectively precluding exercise of the warrants. However, each holder has the right to sell its Acquisition Warrant back to us on its expiration date in exchange for shares of our common stock having a value equivalent to the value of the Acquisition Warrant at closing of the Vegas.com Acquisition (reduced pro rata based on the percentage of the Acquisition Warrant exercised), provided that this put option terminates if the closing price of our common stock equals or exceeds $10.16 for any 20 trading days during a period of 30 consecutive trading days at any time on or prior to the expiration date. If the holders had exercised the put option as if March 31, 2016 was the expiration date of the Acquisition Warrants, we would have issued to the holders 2,288,330 shares with a fair value of $4.73 per share. The number of shares issuable upon exercise of the put option is calculated based on the volume weighted average price of our common stock during the 30 trading days ending on the warrants’ expiration date (“30-day VWAP”); the more that the 30-day VWAP decreases, the number of shares we would issue to the holders increases significantly.

Contingent Consideration Issued in Business Acquisition

We used the discounted cash flow valuation technique to estimate the fair value of the liability related to the Earnout Payments stipulated by the Purchase Agreement related to the Vegas.com Acquisition. The significant unobservable inputs that we used, which we classify in Level 3 of the fair value hierarchy, were projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), the probability of achieving certain amounts of EBITDA, and the rate used to discount the liability.

The following table presents the reconciliation of the beginning and ending balances of the liability associated with the Earnout Payments (in thousands):

Three Months Ended March 31, 2016
Balance at beginning of period	$2,700
Change in fair value of contingent consideration	—
Balance at end of period	$2,700

We included the liability for contingent consideration as a component of Other liabilities on the Condensed Consolidated Balance Sheet (see Note 12).

NOTE 5. RESTRICTED CASH

Our restricted cash balance represents amounts that secure our obligations under the Letter of Credit Facility Agreement and the Financing Agreement, both of which are related to the Vegas.com Acquisition.

Table of Contents	8	Financial Statement Index

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of March 31, 2016, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	March 31, 2016	December 31, 2015
Prepaid expense	$2,136	$1,675
Deposits	198	189
Inventory	600	526
Other current assets	278	247
Total	$3,212	$2,637

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	March 31, 2016	December 31, 2015
Vehicles	2	$150	$150
Machinery and equipment	2 - 12	550	532
Furniture and fixtures	2 - 9	241	241
Computer equipment	3 - 4	519	519
Software	3 - 4	6,908	6,401
Software development in progress		1,055	865
Leasehold improvements	1	47	47
Total property, equipment and software		$9,470	$8,755
Less accumulated depreciation		(1,907)	(1,330)
Total property, equipment and software, net		$7,563	$7,425

For the three months ended March 31, 2016, depreciation (and amortization of software) expense was $0.6 million. Depreciation (and amortization of software) expense for the comparable period in 2015 was nominal.

Table of Contents	9	Financial Statement Index

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	March 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$4,200	$(1,259)	$2,941	$4,200	$(1,160)	$3,040
Customer relationships	23,866	(3,077)	20,789	23,866	(1,973)	21,893
Internally-developed software	10,475	(1,085)	9,390	10,475	(562)	9,913
Media broadcast rights	1,350	(180)	1,170	1,350	(113)	1,237
Acquired technology	436	(167)	269	436	(145)	291
Other intangible assets	68	(43)	25	68	(38)	30
	$40,395	$(5,811)	$34,584	$40,395	$(3,991)	$36,404
Indefinite-lived intangible assets
Trademarks and trade names	$8,276		$8,276	$8,276		$8,276
License to operate in China	100		100	100		100
Total intangible assets	$48,771		$42,960	$48,771		$44,780

We are amortizing each of the customer relationships and internally-developed software intangible assets we acquired from Vegas.com over a weighted-average period of 60 months, and all finite-lived intangible assets over a weighted-average period of 74 months. Total amortization expense was $1.8 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes the changes in goodwill during the three months ended March 31, 2016 and the year ended December 31, 2015 (in thousands):

	Three Months Ended March 31, 2016			Year Ended December 31, 2015
	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$18,514	$1,823	$20,337	$3,470	$1,823	$5,293
Business acquisitions	—	—	—	15,044	—	15,044
Balance at end of period	$18,514	$1,823	$20,337	$18,514	$1,823	$20,337

Table of Contents	10	Financial Statement Index

NOTE 10. CAPITAL LEASES AND PURCHASE OBLIGATIONS

Capital Lease

Our Vegas.com subsidiary has leased certain computer hardware and related software that processes and stores its production data. Under the agreement, we will make two more payments of approximately $0.2 million each: one payment in June 2016 and one payment in June 2017. After the final payment in June 2017, ownership of the hardware and software transfers to us.

Purchase Obligation

On June 10, 2005, Vegas.com entered into a license agreement providing for, among other things, Vegas.com’s exclusive use of the domain name “LasVegas.com” (the “LasVegas.com License Agreement”). Under the terms of the LasVegas.com License Agreement, Vegas.com paid $12 million upon execution of the agreement, was required to make monthly payments of approximately $83,000 through June 2008 and $125,000 through June 2013, and is currently making monthly payments of $208,000 through June 2040. If Vegas.com continues making the required monthly payments through June 30, 2040, ownership of the domain name would transfer to Vegas.com, without further payment by or cost to Vegas.com, on that date. After June 30, 2016, however, Vegas.com has the option, in its sole discretion, to terminate the LasVegas.com License Agreement and forfeit its rights to use of the domain name upon 30 days notice.

As of March 31, 2016, the remaining accounting liability, representing only those payments we are required to make through June 30, 2016, was approximately $0.6 million, and was reflected in Accrued expense and other current liabilities in our Unaudited Condensed Consolidated Balance Sheet. Payments under the LasVegas.com License Agreement after June 30, 2016 will be made on a month-to-month basis and will be recorded as an expense.

NOTE 11. LONG-TERM DEBT

The following table presents long-term debt as of March 31, 2016 (in thousands):

	March 31, 2016	December 31, 2015
Loan due September 2018	$27,500	27,500
Unamortized discount	(5,155)	(5,546)
Unamortized debt issuance cost	(314)	(338)
Carrying value of Loan	22,031	21,616
Exit fee payable in relation to Loan	2,000	2,000
Convertible promissory note payable to an accredited investor	100	100
Total long-term debt	$24,131	$23,716
Less: current portion	(100)	(100)
Long-term debt, less current portion and net of discount and debt issuance cost	24,031	23,616

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan, which bears interest at three-month LIBOR (with a floor of 1%) plus 10% per annum, payable monthly, and has a maturity date of September 24, 2018. As of March 31, 2016, the applicable interest rate was 11% per annum.

In addition to the Financing Agreement, we also entered into a security agreement dated as of the same date (the “Security Agreement”) with the other Borrowers and the Guarantors for the benefit of MGG, as collateral agent for the Secured Parties

Table of Contents	11	Financial Statement Index

referred to therein, to secure the obligations of the Borrowers and the Guarantors under the Financing Agreement. The Security Agreement provides for a first-priority lien on, and security interest in, all assets of Remark and our subsidiaries, subject to certain exceptions.

The Financing Agreement and the Security Agreement contain representations, warranties, affirmative and negative covenants (including financial covenants with respect to quarterly EBITDA levels and the value of our assets), events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Financing Agreement may result in the Loan amount outstanding and unpaid interest thereon, becoming immediately due and payable. At March 31, 2016, we were not in compliance with a financial covenant requiring minimum consolidated EBITDA of Remark and its subsidiaries for the four fiscal quarter period ended March 31, 2016 of ($1.227) million, as our actual consolidated EBITDA for such period was ($1.670) million, each as calculated on an annualized basis in accordance with the terms of the Financing Agreement.  We obtained a waiver in May 2016 for this event, and our lender is working with us to adjust the EBITDA covenant thresholds such that we expect to meet the covenants in future fiscal quarters.

NOTE 12. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	March 31, 2016	December 31, 2015
Contingent consideration liability	$2,700	$2,700
Capital lease obligation, net of current portion	179	179
Other	25	25
Total	$2,904	$2,904

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments

On February 29, 2016, we entered into a new lease for office space to serve as our corporate headquarters. The lease is for a period of eight years and it obligates us to pay an aggregate of $11.1 million of base rent over the lease term. Upon executing the lease, we paid the landlord a $1.25 million security deposit that will be returned to us within 30 days of the later of the end of the lease or our surrender of the premises, to the extent portions of the security deposit are not applied to unpaid amounts otherwise due under the lease.

Contingencies

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities.

NOTE 14. STOCKHOLDERS' EQUITY AND NET LOSS PER SHARE

Equity Issuances

During the three months ended March 31, 2016, we issued a total of 186,144 shares of our common stock to investors in certain private placements in exchange for approximately $0.8 million in cash.

Table of Contents	12	Financial Statement Index

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

The following table summarizes the stock option activity under our equity incentive plans as of March 31, 2016, and changes during the three months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	4,327,653	$6.23
Granted	1,306,750	4.33
Exercised	(2,200)	4.65
Forfeited, cancelled or expired	(5,000)	3.75
Outstanding at March 31, 2016	5,627,203	$5.75	8.5	$2,144
Options exercisable at March 31, 2016	4,609,578	$6.06	8.2	$1,837

In addition, on January 11, 2016, our stockholders approved the grant of an option to purchase 350,000 shares of our common stock at an exercise price of $4.10 per share to Kai-Shing Tao, our Chief Executive Officer and Chairman of the Board. We recorded the entire $1.0 million of compensation expense associated with this award because Mr. Tao had fully vested in the award at the time we received stockholder approval.

We did not award restricted stock under our equity incentive plans during the three months ended March 31, 2016.

We incurred share-based compensation expense of $1.4 million and $0.7 million, respectively, during the three months ended March 31, 2016 and 2015.

Net Loss per Share

For the three months ended March 31, 2016 and 2015, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

•
the outstanding Acquisition Warrants, which may be exercised to purchase 8,601,410 shares of our common stock at an exercise price of $9.00 per share, and the outstanding Financing Warrant, which may be exercised to purchase 2,607,797 shares of our common stock at an exercise price of $8.91 per share;

Table of Contents	13	Financial Statement Index

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

NOTE 15. SEGMENT INFORMATION

The following tables present certain information regarding our travel and entertainment segment for the three months ended March 31, 2016. Because the comparative amounts for the three months ended March 31, 2015 were not material for the segment, we have not presented such information.

Many companies calculate and use some form of EBITDA as a measure of operational performance. We use earnings before interest, taxes, depreciation and amortization, share-based compensation expense, impairment charges, gains or losses on changes in fair value of warrant liabilities, and debt conversion expense (“Adjusted EBITDA”) as a measure of profit and loss to manage the operational performance of our segment. We believe that Adjusted EBITDA provides useful information to investors regarding our ability to service debt. The various forms of EBITDA, including our Adjusted EBITDA financial measure, are supplemental non-GAAP financial measures, and you should not construe Adjusted EBITDA as an alternative to operating earnings or loss (as an indicator of our operating performance) or cash flows from operations (as a measure of liquidity) as determined in accordance with accounting principles generally accepted in the United States of America. Other companies that calculate some form of EBITDA as a measure of operational performance may not do so in the same manner as we calculate our Adjusted EBITDA; therefore, our Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.

The following table presents net revenue and Adjusted EBITDA for our travel and entertainment segment for the three months ended March 31, 2016 (in thousands):

	Net Revenue	Adjusted EBITDA
Travel and entertainment segment	$13,543	$645
Corporate entity and other business units	711	(1,988)
Consolidated	$14,254	$(1,343)

The following table reconciles Adjusted EBITDA for the segment and for the corporate entity and other business units to consolidated operating loss (in thousands):

	Segment	Corporate Entity and Other	Consolidated
Adjusted EBITDA	$645	$(1,988)	(1,343)
Less:
Depreciation and amortization	(1,999)	(398)	(2,397)
Share-based compensation expense	—	(1,410)	(1,410)
Other income (expense), net	(29)	—	(29)
Other gain	—	3	3
Consolidated operating loss	$(1,383)	$(3,793)	$(5,176)

Table of Contents	14	Financial Statement Index

The following table presents total assets for our travel and entertainment segment as of March 31, 2016 (in thousands):

Total Assets
Travel and entertainment segment	$84,024
Corporate entity and other business units	15,563
Consolidated	$99,587

During the three months ended March 31, 2016, capital expenditures for the travel and entertainment segment totaled $0.3 million.

NOTE 16. RELATED PARTY TRANSACTIONS

Secured Convertible Notes

Our Chairman of the Board and Chief Executive Officer, Kai-Shing Tao, is the manager of and a member of Digipac, a company of which our Chief Financial Officer, Douglas Osrow, is also a member. Effective September 23, 2015, we amended our $3.5 million Senior Secured Convertible Promissory Note dated January 29, 2014 with Digipac to reduce the conversion price and automatically convert the unpaid principal amount of and all accrued and unpaid interest under the note into shares of our common stock. On the same day, Digipac converted into shares of our common stock the unpaid principal amount of and all accrued and unpaid interest under the $2.5 million Senior Secured Convertible Promissory Note dated November 14, 2013. The conversions resulted in the issuance of 1,689,642 shares of our common stock to Digipac.

Demand Note

On September 24, 2015, as a condition to the closing of the Financing Agreement, we repaid the $0.35 million Demand Note dated September 11, 2014 with Digipac.

We incurred interest expense on the related-party notes of $0.1 million during the three months ended March 31, 2015.

NOTE 17. SUBSEQUENT EVENTS

On May 10, 2016, we issued a total of 333,334 shares of our common stock to accredited investors in private placements in exchange for $1.5 million in cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2016 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

OVERVIEW

We own, operate and acquire innovative digital media properties across multiple verticals, such as travel, personal finance, social media, young adult lifestyle and entertainment, that deliver culturally relevant, dynamic content that attracts and engages

Table of Contents	15	Financial Statement Index

users on a global scale. We leverage our unique digital media assets to target the Millennial demographic, which provides us with access to fast-growing, lucrative markets.

During the three months ended March 31, 2016, we earned most of our revenue from sales of travel and entertainment products, with various advertising mechanisms and merchandise sales also contributing to our revenue.

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

Matters Affecting Comparability of Results

We completed the Vegas.com Acquisition on September 24, 2015. Our financial condition at March 31, 2016 and our results of operations for the three months then ended include Vegas.com, while the same period in 2015 does not include Vegas.com’s results of operations.

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2016, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2015 Form 10-K.

RESULTS OF OPERATIONS

As a result of the Vegas.com Acquisition completed in the third quarter of 2015, we have one reportable segment: travel and entertainment. Because the travel and entertainment segment did not exist prior to the third quarter of 2015, we do not have comparative results from the first quarter of the prior fiscal year. We therefore do not provide herein a presentation of changes in segment results with associated explanations of the changes; rather, we provide a presentation of changes in overall results with associated explanations of the changes, noting that the Vegas.com Acquisition is the largest contributing factor.

In the tables below, we present dollar amounts in thousands.

Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2016	2015	Dollars	Percentage
Revenue	$14,254	$803	$13,451	1,675%
Cost of revenue	(2,349)	(38)	(2,311)	6,082%
Gross Margin	11,905	765	11,140	1,456%

During the three months ended March 31, 2016, revenue was primarily affected by the operating results of Vegas.com after the Vegas.com Acquisition, which added net revenue of $13.5 million and cost of revenue of $2.3 million.

Table of Contents	16	Financial Statement Index

Operating Expense

	Three Months Ended March 31,		Change
	2016	2015	Dollars	Percentage
Sales and marketing	$5,528	$198	$5,330	2,692%
Technology and development	404	104	300	288%
General and administrative	8,420	3,163	5,257	166%
Depreciation and amortization	2,397	227	2,170	956%
Other operating expense	332	25	307	1,228%
Total operating expense	$17,081	$3,717	$13,364	360%

Our operation of Vegas.com after the Vegas.com Acquisition increased our operating expense categories as follows:

•	Sales and marketing - approximately $5.3 million

•	General and administrative - approximately $4.9 million

•	Depreciation and amortization - approximately $1.9 million

•	Other operating expense - approximately $0.3 million

In addition to the contribution to general and administrative expense resulting from our operation of Vegas.com, general and administrative expense was affected by an increase of approximately $0.7 million in share-based compensation expense. On January 11, 2016, our stockholders approved the grant of an option to purchase 350,000 shares of our common stock at an exercise price of $4.10 per share to Kai-Shing Tao, our CEO and Chairman of the Board. We recorded the entire $1.0 million of compensation expense associated with the award because Mr. Tao had fully vested in the award at the time we received stockholder approval.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2016	2015	Dollars	Percentage
Interest expense	(1,210)	(194)	(1,016)	524%
Other income	29	1	28	2,800%
Gain on change in fair value of warrant liabilities	3,985	66	3,919	5,938%
Other loss	(3)	—	(3)
Total other expense	$2,801	$(127)	$2,928	(2,306)%

The Loan we obtained under the Financing Agreement to finance the Vegas.com Acquisition was the primary cause of the increase in interest expense reflected in the table above.

Our issuance of the Financing Warrant and Acquisition Warrants in connection with the Vegas.com Acquisition resulted in the increase in the amount of gain we recorded in relation to estimating the fair value of the warrant liabilities at the reporting date.

Table of Contents	17

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the three months ended March 31, 2016, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $163.8 million and a cash and cash equivalents balance of $10.3 million, both amounts as of March 31, 2016. Our revenue during the three months ended March 31, 2016 was $14.3 million.

During the three months ended March 31, 2016, we issued a total of 186,144 shares of our common stock to accredited investors in certain private placements in exchange for approximately $0.8 million in cash.

On September 24, 2015, concurrently with the closing of the Vegas.com Acquisition, we entered into the Financing Agreement, pursuant to which the Lenders extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $27.5 million. The Loan amount outstanding accrues interest at three-month LIBOR plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $2.0 million exit fee, and for the issuance of the Financing Warrant, which provides the holder with the right to sell the warrant back to Remark on its expiration date in exchange for $3.0 million in cash (reduced pro rata based on the percentage of the warrant exercised). As of March 31, 2016, $27.5 million of aggregate principal remained outstanding under the Loan.

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets.  At March 31, 2016, we were not in compliance with a financial covenant requiring minimum consolidated EBITDA of Remark and its subsidiaries for the four fiscal quarter period ended March 31, 2016 of ($1.227) million, as our actual consolidated EBITDA for such period was ($1.670) million, each as calculated on an annualized basis in accordance with the terms of the Financing Agreement.  We obtained a waiver in May 2016 for this event, and our lender is working with us to adjust the EBITDA covenant thresholds such that we expect to meet the covenants in future fiscal quarters.  If we fail to comply with any financial covenant under the Financing Agreement going forward, under certain circumstances after a cure period, the Lender may demand the repayment of the Loan amount outstanding and unpaid interest thereon, which could have a material adverse effect on our financial condition.

On September 24, 2015, concurrently with the closing of the Vegas.com Acquisition, Vegas.com entered into the Letter of Credit Facility Agreement with Bank of America, N.A. providing for a letter of credit facility with up to $9.3 million of availability, expiring May 31, 2016. Amounts available under the Letter of Credit Facility Agreement are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with the bank containing cash equal to 101.25% of the aggregate outstanding undrawn face amount of all letters of credit under the Letter of Credit Facility Agreement outstanding.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through March 31, 2017, including repayment of our existing debt as it matures. However, projecting operating results is inherently

Table of Contents	18

uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Used in Operating Activities

We generated $6.4 million more cash from operating activities during the three months ended March 31, 2016 than we did during the three months ended March 31, 2015. The increase in cash provided by operating activities is primarily a result of our operation of Vegas.com subsequent to the Vegas.com Acquisition.

Cash Used in Investing Activities

During the three months ended March 31, 2016, we expended $0.2 million more to purchase property and equipment than we did during the three months ended March 31, 2015.

Cash Provided by Financing Activities

During the three months ended March 31, 2016, our financing activities provided $2.4 million less than during the three months ended March 31, 2015. During 2015, we obtained $0.8 million from common stock issuances compared to $3.0 million during the comparable period of 2015. We had also obtained $0.3 million from the issuance of a note payable in the comparable period of 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Table of Contents	19

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2016 and February 26, 2016, we issued a total of 186,144 shares of our common stock to accredited investors in private placements in exchange for $0.8 million in cash.

We made the offers and sales of securities in the private placements in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investors in purchase agreements we entered into with the investors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Table of Contents	20	Financial Statement Index

ITEM 6.	EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	01/12/2016	3.1
10.1	2014 Incentive Plan (as amended January 11, 2016)	8-K	01/12/2016	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	21	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK MEDIA, INC.

Date:	May 11, 2016	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)

Table of Contents	22	Financial Statement Index