Form 10-Q
period 2016-06-30
Remark Media, Inc.
filed 2016-08-12
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

As of August 10, 2016, a total of 20,709,034 shares of our common stock were outstanding.

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

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$8,038	$5,422
Restricted cash	9,406	9,416
Trade accounts receivable	930	746
Prepaid expense and other current assets	2,899	2,637
Notes receivable, current	181	172
Total current assets	21,454	18,393
Restricted cash	2,250	2,250
Notes receivable	190	371
Property and equipment, net	16,525	17,338
Investment in unconsolidated affiliate	1,030	1,030
Intangibles, net	32,273	34,867
Goodwill	20,337	20,337
Other long-term assets	1,393	—
Total assets	$95,452	$94,586
Liabilities and Stockholders’ Equity
Accounts payable	$12,298	$14,422
Accrued expense and other current liabilities	16,260	11,827
Deferred merchant booking	10,901	6,997
Deferred revenue	4,608	3,262
Current maturities of long-term debt	100	100
Capital lease obligations	188	205
Total current liabilities	44,355	36,813
Long-term debt, less current portion and net of unamortized discount and debt issuance cost	24,466	23,616
Warrant liability	15,857	19,195
Other liabilities	1,825	2,904
Total liabilities	86,503	82,528

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares and 50,000,000 shares authorized; 20,214,590 and 19,659,362 shares issued and outstanding; each at June 30, 2016 and December 31, 2015, respectively	20	20
Additional paid-in-capital	178,175	173,477
Accumulated other comprehensive loss	(5)	(5)
Accumulated deficit	(169,241)	(161,434)
Total stockholders’ equity	8,949	12,058
Total liabilities and stockholders’ equity	$95,452	$94,586
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue, net	$14,975	$821	$29,229	$1,624
Cost of revenue (excluding depreciation and amortization reported below)	(2,624)	(82)	(4,973)	(120)
Gross margin	12,351	739	24,256	1,504

Operating expense
Sales and marketing	4,934	178	10,462	376
Technology and development	434	68	838	172
General and administrative	7,910	3,342	16,330	6,505
Depreciation and amortization	2,479	223	4,876	450
Other operating expense	97	22	429	47
Total operating expense	15,854	3,833	32,935	7,550
Operating loss	(3,503)	(3,094)	(8,679)	(6,046)
Other income (expense)
Interest expense	(1,215)	(211)	(2,425)	(405)
Other income, net	1	—	30	1
Change in fair value of warrant liability	(647)	155	3,338	221
Other loss	(68)	—	(71)	—
Total other income (expense), net	(1,929)	(56)	872	(183)
Loss before income taxes	(5,432)	(3,150)	(7,807)	(6,229)
Provision for income taxes	—	—	—	—
Net loss	$(5,432)	$(3,150)	$(7,807)	$(6,229)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(25)	—	(25)
Comprehensive loss	$(5,432)	$(3,175)	$(7,807)	$(6,254)

Weighted-average shares outstanding, basic and diluted	20,069	13,903	19,903	13,395

Net loss per share, basic and diluted	$(0.27)	$(0.23)	$(0.39)	$(0.47)
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$1,957	$(4,489)
Cash flows from investing activities:
Purchases of property, equipment and software	(1,469)	(850)
Net cash used in investing activities	(1,469)	(850)
Cash flows from financing activities:
Decrease in restricted cash	10	—
Proceeds from issuance of common stock, net	2,300	4,459
Proceeds from debt issuance	—	300
Payments of capital lease obligations	(182)	(76)
Net cash provided by financing activities	2,128	4,683
Net increase (decrease) in cash and cash equivalents	2,616	(656)
Cash and cash equivalents:
Beginning of period	5,422	1,525
Impact of foreign currency translation on cash	—	(25)
End of period	$8,038	$844

Supplemental cash flow information:
Cash paid for interest	$1,827	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

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

Liquidity Considerations

During the six months ended June 30, 2016, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $169.2 million and a cash and cash equivalents balance of $8.0 million, both amounts as of June 30, 2016. Also as of June 30, 2016, we had a negative working capital balance of $22.9 million. Our net revenue during the six months ended June 30, 2016 was $29.2 million.

During the six months ended June 30, 2016, we issued a total of 519,478 shares of our common stock to accredited investors in certain private placements in exchange for approximately $2.3 million in cash.

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

We are a party to an Asset and Securities Purchase Agreement, which was amended and restated effective as of July 5, 2016 (as amended, the “CBG Purchase Agreement”), with China Branding Group Limited (“CBG”), certain of its subsidiaries (the “Target Entities”) and certain other parties specified therein. Subject to the terms and conditions under the CBG Purchase Agreement, we have agreed to purchase all of the outstanding equity interests of the Target Entities (the “CBG Acquisition”) for consideration including (i) $7.5 million of cash and (ii) four-year warrants (the “CBG Warrants”) to purchase up to 6,250,000 shares of our common stock at an exercise price of $10.00 per share, subject to certain anti-dilution adjustments (the “Purchase Price”). The terms of the CBG Purchase Agreement are described in Note 13.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through June 30, 2017, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Table of Contents	4	Financial Statement Index

Comparability
We reclassified certain amounts in the December 31, 2015 Consolidated Balance Sheet and in the 2015 unaudited Condensed Consolidated Statement of Operations to conform to the 2016 presentation for the three and six months ended June 30th. Our reclassification of a net $9.9 million internally-developed software asset from Intangibles, net to Property and equipment, net had no impact on our total assets, results of operations or cash flows as previously reported. Our reclassification of certain costs for the three and six months ended June 30, 2015, respectively; $82 thousand and $120 thousand to the Cost of revenue line item and $22 thousand and $47 thousand to the Other operating expense line item, and all of which we previously reported in the Technology and development line item; had no impact on our results of operations, cash flows or owners’ equity as previously reported.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2016, with the audited Consolidated Balance Sheet amounts as of December 31, 2015 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of June 30, 2016, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

Consolidation

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation. The equity of certain of our subsidiaries is either partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP. While preparing our financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets, the useful lives of property and equipment, stock-based compensation, the fair value of the warrant liability and income taxes, among other items.

Changes to Significant Accounting Policies

We have made no material changes to our significant accounting policies as reported in our 2015 Form 10-K.

Table of Contents	5	Financial Statement Index

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) modified the Accounting Standards Codification by issuing Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for an entity to use to ensure that it recognizes revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For us, the amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2017, including interim periods therein. As a result of the Vegas.com Acquisition (as defined below), we are re-evaluating whether this guidance will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

We have reviewed all recently issued accounting pronouncements. The pronouncements that we have already adopted, including ASU 2016-09, Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, did not have a material effect on our financial condition, results of operations, cash flows or reporting thereof, and except as otherwise noted above, we do not believe that any of the pronouncements that we have not yet adopted will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

NOTE 3. BUSINESS ACQUISITION

On September 24, 2015, we completed the acquisition of all of the outstanding equity interests in Vegas.com, LLC (“Vegas.com”) pursuant to the terms of the Unit Purchase Agreement, dated as of August 18, 2015 (as amended, the “Purchase Agreement”), by and among Remark, Vegas.com and the equity owners of Vegas.com listed on the signature page thereto (the “Vegas.com Acquisition”).

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

Concurrently with the closing of the Vegas.com Acquisition, we entered into the Financing Agreement with the Lenders and MGG. As a condition to closing the Financing Agreement, we issued a warrant to an affiliate of MGG that, as of June 30, 2016, allows for the purchase of 2,629,249 shares of our common stock at $8.83 per share (the “Financing Warrant”).

Also concurrently with the closing of the Vegas.com Acquisition, to satisfy the closing conditions under the Purchase Agreement, Vegas.com entered into a loan agreement with Bank of America, N.A., which currently expires on May 31, 2017, providing for a letter of credit facility with up to $9.3 million of availability (the “Letter of Credit Facility Agreement”).

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase our common stock that are subject to potential anti-dilution adjustments or that contain put options or call options. In preparing the quarterly estimate of fair value for the Acquisition Warrants using the Black-Scholes-Merton model and the Monte Carlo Simulation model, management determined that the Monte Carlo Simulation model was providing an estimate that more closely aligned with what management believes will occur over the term of the Acquisition Warrants. As a result, we elected to switch to using the Monte Carlo Simulation model to estimate the fair value of the Acquisition Warrants. The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

Table of Contents	6	Financial Statement Index

	June 30, 2016	December 31, 2015
Warrants issued in February 2012
Annual dividend rate	—%	—%
Expected volatility	45.00%	55.00%
Risk-free interest rate	0.47%	0.92%
Expected remaining term (years)	1.16	1.66
Financing Warrant
Annual dividend rate	—%	—%
Expected volatility	50.00%	55.00%
Risk-free interest rate	0.90%	1.70%
Expected remaining term (years)	4.23	4.73
Acquisition Warrants
Annual dividend rate	—%	—%
Expected volatility	50.00%	55.00%
Risk-free interest rate	0.90%	1.76%
Expected remaining term (years)	4.23	4.74

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At June 30, 2016, we estimated that two future equity financing events would potentially occur within the twelve months following June 30, 2016.

Our estimate of expected volatility and our stock price tend to have the most significant impact on the estimated fair value of the Financing Warrant and the Acquisition Warrants. If we added or subtracted five percentage points with regard to our estimate of expected volatility, the estimated fair value of the Financing Warrant and the Acquisition Warrants would change by approximately $0.5 million and $0.7 million, respectively, while an increase or decrease of five percent in our stock price would result in a change of approximately $0.3 million and $0.5 million, respectively, in the estimated fair value.

The following table presents the reconciliation of the beginning and ending balances of the liabilities associated with the Acquisition Warrants, the Financing Warrant and the Warrants issued in February 2012 that remain outstanding (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2016	2015
Balance at beginning of period	$19,195	$512
New warrant issuances	—	13,252
Increase (decrease) in fair value	(3,338)	5,431
Balance at end of period	$15,857	$19,195

At June 30, 2016, the price of our common stock was less than the exercise price of the Acquisition Warrants, effectively precluding exercise of the warrants. However, each holder has the right to sell its Acquisition Warrant back to us on its expiration date in exchange for shares of our common stock having a value equivalent to the value of the Acquisition Warrant at closing of the Vegas.com Acquisition (reduced pro rata based on the percentage of the Acquisition Warrant exercised), provided that this put option terminates if the closing price of our common stock equals or exceeds $10.16 for any 20 trading days during a period of 30 consecutive trading days at any time on or prior to the expiration date. If the holders had exercised the put option as if June 30, 2016 was the expiration date of the Acquisition Warrants, we would have issued to the holders 2,217,295 shares

Table of Contents	7	Financial Statement Index

with a fair value of $4.24 per share. The number of shares issuable upon exercise of the put option is calculated based on the volume weighted average price of our common stock during the 30 trading days ending on the warrants’ expiration date (“30-day VWAP”); the more that the 30-day VWAP decreases, the number of shares we would issue to the holders increases significantly.

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

The following table presents the reconciliation of the beginning and ending balances of the liability associated with the Earnout Payments (in thousands):

June 30, 2016
Balance at beginning of period	$2,700
Change in fair value of contingent consideration	70
Balance at end of period	$2,770

On the Condensed Consolidated Balance Sheet, we included the current portion of the liability for contingent consideration as a component of Accrued expense and other liabilities, and the long-term portion as a component of Other liabilities (see Note 12).

NOTE 5. RESTRICTED CASH

Our restricted cash balance represents amounts that secure our obligations under the Letter of Credit Facility Agreement and the Financing Agreement, both of which are related to the Vegas.com Acquisition.

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of June 30, 2016, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

Table of Contents	8	Financial Statement Index

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	June 30, 2016	December 31, 2015
Prepaid expense	$1,908	$1,675
Deposits	166	189
Inventory	570	526
Other current assets	255	247
Total	$2,899	$2,637

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	June 30, 2016	December 31, 2015
Vehicles	2	$150	$150
Computers and equipment	2 - 12	1,110	1,051
Furniture and fixtures	2 - 9	243	241
Software	3 - 5	18,062	16,876
Software development in progress		1,087	865
Leasehold improvements	1	47	47
Total property, equipment and software		$20,699	$19,230
Less accumulated depreciation		(4,174)	(1,892)
Total property, equipment and software, net		$16,525	$17,338

For the six months ended June 30, 2016, depreciation (and amortization of software) expense was $2.3 million. Depreciation (and amortization of software) expense for the comparable period in 2015 was nominal.

Table of Contents	9	Financial Statement Index

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	June 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$4,200	$(1,357)	$2,843	$4,200	$(1,160)	$3,040
Customer relationships	23,866	(4,181)	19,685	23,866	(1,973)	21,893
Media broadcast rights	1,350	(248)	1,102	1,350	(113)	1,237
Acquired technology	436	(189)	247	436	(145)	291
Other intangible assets	68	(48)	20	68	(38)	30
	$29,920	$(6,023)	$23,897	$29,920	$(3,429)	$26,491
Indefinite-lived intangible assets
Trademarks and trade names	$8,276		$8,276	$8,276		$8,276
License to operate in China	100		100	100		100
Total intangible assets	$38,296		$32,273	$38,296		$34,867

Total amortization expense was $2.6 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes the changes in goodwill during the six months ended June 30, 2016 and the year ended December 31, 2015 (in thousands):

	Six Months Ended June 30, 2016			Year Ended December 31, 2015
	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$18,514	$1,823	$20,337	$3,470	$1,823	$5,293
Business acquisitions	—	—	—	15,044	—	15,044
Balance at end of period	$18,514	$1,823	$20,337	$18,514	$1,823	$20,337

Table of Contents	10	Financial Statement Index

NOTE 10. CAPITAL LEASE

Our Vegas.com subsidiary has leased certain computer hardware and related software that processes and stores its production data. Under the agreement, we will make one more payment of approximately $0.2 million in June 2017. After the final payment in June 2017, ownership of the hardware and software transfers to us.

NOTE 11. LONG-TERM DEBT

The following table presents long-term debt as of June 30, 2016 (in thousands):

	June 30, 2016	December 31, 2015
Loan due September 2018	$27,500	27,500
Unamortized discount	(4,744)	(5,546)
Unamortized debt issuance cost	(290)	(338)
Carrying value of Loan	22,466	21,616
Exit fee payable in relation to Loan	2,000	2,000
Convertible promissory note payable to an accredited investor	100	100
Total long-term debt	$24,566	$23,716
Less: current portion	(100)	(100)
Long-term debt, less current portion and net of discount and debt issuance cost	24,466	23,616

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan, which bears interest at three-month LIBOR (with a floor of 1%) plus 10% per annum, payable monthly, and has a maturity date of September 24, 2018. As of June 30, 2016, the applicable interest rate was 11% per annum.

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

The Financing Agreement and the Security Agreement contain representations, warranties, affirmative and negative covenants (including financial covenants with respect to quarterly EBITDA levels and the value of our assets), events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Financing Agreement may result in the Loan amount outstanding and unpaid interest thereon, becoming immediately due and payable. At June 30, 2016, we were not in compliance with a financial covenant requiring minimum consolidated EBITDA of Remark and its subsidiaries for the four fiscal quarter period ended June 30, 2016 of $191 thousand, as our actual consolidated EBITDA for such period was ($248) thousand, each as calculated on an annualized basis in accordance with the terms of the Financing Agreement.  We obtained a waiver in August 2016 for this event, and the Lenders are working with us to adjust the EBITDA covenant thresholds such that we expect to meet the covenants in future fiscal quarters.

Table of Contents	11	Financial Statement Index

NOTE 12. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	June 30, 2016	December 31, 2015
Contingent consideration liability, net of current portion	$1,800	$2,700
Capital lease obligation, net of current portion	—	179
Other	25	25
Total	$1,825	$2,904

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments

On February 29, 2016, we entered into a new lease for office space to serve as our corporate headquarters for a period of eight years. Based upon our planned use of lease incentives, we expect to pay approximately $10.6 million of base rent over the lease term. Upon executing the lease, we paid the landlord a $1.25 million security deposit which we have reported in Other long-term assets. Barring any default under the lease terms and upon our request, on the 12-month anniversary of the lease and at the end of each subsequent 6-month period until the 30-month anniversary, the landlord will return to us a portion of the security deposit, with all of such repayments aggregating to approximately $1.0 million. The landlord will return the remaining balance of the security deposit to us within 30 days of the later of the end of the lease or our surrender of the premises, to the extent portions of the security deposit are not applied to unpaid amounts otherwise due under the lease.

Pursuant to the CBG Purchase Agreement, subject to the terms and conditions thereof, we have agreed to acquire the Target Entities for a Purchase Price including (i) $7.5 million of cash and (ii) the CBG Warrants to purchase up to 6,250,000 shares of our common stock at an exercise price of $10.00 per share, subject to certain anti-dilution adjustments. At closing, the parties will deposit a portion of the Purchase Price, including $375,000 in cash and CBG Warrants to purchase 312,500 shares of our common stock, into escrow for 15 months to secure certain obligations of CBG under the CBG Purchase Agreement. The cash portion of the Purchase Price may be adjusted based on the difference between the working capital of the Target Entities at closing and a specified target. The CBG Purchase Agreement is subject to customary termination provisions, and also may be terminated by any party if (i) the sanction of the Grand Court of the Cayman Islands has not been obtained or (ii) closing has not occurred on or before August 8, 2016.

Contingencies

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities.

NOTE 14. STOCKHOLDERS' EQUITY AND NET LOSS PER SHARE

Authorized Shares

On June 7, 2016, at our 2016 annual meeting of stockholders, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 100,000,000, and we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on June 7, 2016 to reflect this amendment, which became effective immediately upon filing.

Table of Contents	12	Financial Statement Index

Equity Issuances

During the six months ended June 30, 2016, we issued a total of 519,478 shares of our common stock to investors in certain private placements in exchange for approximately $2.3 million in cash.

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

The following table summarizes the stock option activity under our equity incentive plans as of June 30, 2016, and changes during the six months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	4,327,653	$6.23
Granted	2,010,050	4.46
Exercised	(29,700)	4.09
Forfeited, cancelled or expired	(189,625)	5.12
Outstanding at June 30, 2016	6,118,378	$5.65	8.3	$423
Options exercisable at June 30, 2016	4,908,231	$5.92	8.1	$418

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

The following table summarizes the restricted stock activity under our equity incentive plans as of June 30, 2016, and changes during the six months then ended:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2016	—	$—
Granted	31,983	150
Vested	(15,992)	75
Forfeited	—	—
Non-vested at June 30, 2016	15,991	$75

Table of Contents	13	Financial Statement Index

We incurred share-based compensation expense of $1.0 million and $0.8 million, respectively, during the three months ended June 30, 2016 and 2015, and of $2.4 million and $1.4 million, respectively, during the six months ended June 30, 2016 and 2015.

Net Income (Loss) per Share

For the three and six months ended June 30, 2016 and 2015, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

•
the outstanding Acquisition Warrants, which may be exercised to purchase 8,601,410 shares of our common stock at an exercise price of $9.00 per share, and the outstanding Financing Warrant, which may be exercised to purchase 2,629,249 shares of our common stock at an exercise price of $8.83 per share;

•
the warrants issued in conjunction with our acquisition of Hotelmobi, Inc., which may be exercised to purchase 1,000,000 shares of our common stock, half at an exercise price of $8.00 per share and half at an exercise price of $12.00 per share; and

•	the warrants issued in conjunction with a private placement in 2012, which may be exercised to purchase 215,278 shares of our common stock at an exercise price of $4.96 per share.

NOTE 15. SEGMENT INFORMATION

The following tables present certain information regarding our travel and entertainment segment for the three and six months ended June 30, 2016. Because the comparative amounts for the three and six months ended June 30, 2015 were not material for the segment, we have not presented such information.

In the presentation of our segment information, we include Adjusted EBITDA, which is a “non-GAAP financial measure” as defined in Item 10(e) of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”). We use Adjusted EBITDA as a supplement to operating income (loss), the most comparable GAAP financial measure, to evaluate the operational performance of our reportable segment. Adjusted EBITDA represents operating income (loss) plus depreciation and amortization expense, share-based compensation expense, and net other income, less other loss. You should not consider our presentation of Adjusted EBITDA in isolation, or consider it superior to, or as a substitute for, financial information prepared and presented in accordance with GAAP. You should also note that our calculation of Adjusted EBITDA may be different from the calculation of Adjusted EBITDA or similarly-titled non-GAAP financial measures used by other companies; therefore, our Adjusted EBITDA may not be comparable to such other measures.

Table of Contents	14	Financial Statement Index

The following table presents certain financial information for our travel and entertainment segment (in thousands):

	Segment	Corporate Entity and Other	Consolidated
Three Months Ended June 30, 2016
GAAP financial measures:
Net revenue	$14,234	$741	$14,975
Operating loss	$405	$(3,908)	$(3,503)
Non-GAAP financial measure:
Adjusted EBITDA	$2,419	$(2,522)	$(103)

Six Months Ended June 30, 2016
GAAP financial measures:
Net revenue	$27,777	$1,452	$29,229
Operating loss	$(978)	$(7,701)	$(8,679)
Non-GAAP financial measure:
Adjusted EBITDA	$3,064	$(4,510)	$(1,446)

Table of Contents	15	Financial Statement Index

The following table reconciles Adjusted EBITDA for the segment and for the corporate entity and other business units to Operating loss (in thousands):

	Segment	Corporate Entity and Other	Consolidated
Three Months Ended June 30, 2016
Adjusted EBITDA	$2,419	$(2,522)	(103)
Less:
Depreciation and amortization	(2,013)	(466)	(2,479)
Share-based compensation expense	—	(988)	(988)
Other income, net	(1)	—	(1)
Plus:
Other loss	—	68	68
Operating loss	$405	$(3,908)	$(3,503)

Six Months Ended June 30, 2016
Adjusted EBITDA	$3,064	$(4,510)	(1,446)
Less:
Depreciation and amortization	(4,012)	(864)	(4,876)
Share-based compensation expense	—	(2,398)	(2,398)
Other income, net	(30)	—	(30)
Plus:
Other loss	—	71	71
Operating loss	$(978)	$(7,701)	$(8,679)

The following table presents total assets for our travel and entertainment segment as of June 30, 2016 (in thousands):

Total Assets
Travel and entertainment segment	$80,388
Corporate entity and other business units	15,064
Consolidated	$95,452

During the three and six months ended June 30, 2016, capital expenditures for the travel and entertainment segment totaled $0.4 million and $0.7 million, respectively.

NOTE 16. SUBSEQUENT EVENTS

On August 10, 2016, we issued a total of 444,444 shares of our common stock in a private placement in exchange for $2.0 million. Except for an amount equal to the par value of the shares issued, we recorded the proceeds in additional paid-in capital.

Table of Contents	16	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the six months ended June 30, 2016 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

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

During the six months ended June 30, 2016, we earned most of our revenue from sales of travel and entertainment products, with various advertising mechanisms and merchandise sales also contributing to our revenue.

We continue making technology and product enhancements with regard to our Vegas.com offerings, which we believe have begun to, and will continue to, drive revenue growth. In the first quarter of 2016, we made more than 25 such enhancements, and we continued that momentum into the second quarter, adding features such as a countdown clock that shows visitors how much time remains before ticket sales close for a particular event, and a popularity indicator that displays how many tickets other customers have purchased for a particular event during a particular time period. We will continue making technology and product enhancements, and will look to differentiate our Vegas.com offerings from our competitors’ offerings by focusing on mobile technology, as our competitors’ in the Las Vegas market tend to be “brick-and-mortar” operations.

CBG Purchase Agreement

On May 16, 2016, we entered into the CBG Purchase Agreement, which was amended and restated effective as of July 5, 2016, pursuant to which we have agreed, subject to the terms and conditions thereof, to acquire the Target Entities for a Purchase Price including (i) $7.5 million of cash and (ii) the CBG Warrants to purchase up to 6,250,000 shares of our common stock at an exercise price of $10.00 per share, subject to certain anti-dilution adjustments. At closing, the parties will deposit a portion of the Purchase Price, including $375,000 in cash and CBG Warrants to purchase 312,500 shares of our common stock, into escrow for 15 months to secure certain obligations of CBG under the CBG Purchase Agreement. The cash portion of the Purchase Price may be adjusted based on the difference between the working capital of the Target Entities at closing and a specified target. The CBG Purchase Agreement is subject to customary termination provisions, and also may be terminated by any party if (i) the sanction of the Grand Court of the Cayman Islands has not been obtained or (ii) closing has not occurred on or before August 8, 2016. A more detailed description of the CBG Purchase Agreement is included in our Current Reports on Form 8-K filed with the SEC on May 18, 2016 and July 12, 2016.

Matters Affecting Comparability of Results

We completed the Vegas.com Acquisition on September 24, 2015. Our financial condition at June 30, 2016 and our results of operations for the three and six months then ended include Vegas.com, while the same periods in 2015 do not include Vegas.com’s results of operations.

Table of Contents	17

CRITICAL ACCOUNTING POLICIES

During the three and six months ended June 30, 2016, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2015 Form 10-K.

RESULTS OF OPERATIONS

As a result of the Vegas.com Acquisition completed in the third quarter of 2015, we have one reportable segment: travel and entertainment. Because the travel and entertainment segment did not exist prior to the third quarter of 2015, we do not have comparative results from the prior fiscal year. We therefore do not provide herein a presentation of changes in segment results with associated explanations of the changes; rather, we provide a presentation of changes in overall results with associated explanations of the changes, noting that the Vegas.com Acquisition is the largest contributing factor.

In the tables below, we present dollar amounts in thousands.

Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2016	2015	Dollars	Percentage
Revenue	$14,975	$821	$14,154	1,724%
Cost of revenue	(2,624)	(82)	(2,542)	3,100%
Gross Margin	12,351	739	11,612	1,571%

	Six Months Ended June 30,		Change
	2016	2015	Dollars	Percentage
Revenue	$29,229	$1,624	$27,605	1,700%
Cost of revenue	(4,973)	(120)	(4,853)	4,044%
Gross Margin	24,256	1,504	22,752	1,513%

During the three and six months ended June 30, 2016, revenue was primarily affected by the operating results of Vegas.com after the Vegas.com Acquisition, which added net revenue of $14.2 million and $27.8 million, respectively, and cost of revenue of $2.5 million and $4.8 million, respectively.

Table of Contents	18	Financial Statement Index

Operating Expense

	Three Months Ended June 30,		Change
	2016	2015	Dollars	Percentage
Sales and marketing	$4,934	$178	$4,756	2,672%
Technology and development	434	68	366	538%
General and administrative	7,910	3,342	4,568	137%
Depreciation and amortization	2,479	223	2,256	1,012%
Other operating expense	97	22	75	341%
Total operating expense	$15,854	$3,833	$12,021	314%

	Six Months Ended June 30,		Change
	2016	2015	Dollars	Percentage
Sales and marketing	$10,462	$376	$10,086	2,682%
Technology and development	838	172	666	387%
General and administrative	16,330	6,505	9,825	151%
Depreciation and amortization	4,876	450	4,426	984%
Other operating expense	429	47	382	813%
Total operating expense	$32,935	$7,550	$25,385	336%

Our operation of Vegas.com after the Vegas.com Acquisition increased our operating expense categories during the three and six months ended June 30, 2016 as follows:

•	Sales and marketing - approximately $4.7 million and $10.0 million, respectively

•	General and administrative - approximately $4.4 million and $9.3 million, respectively

•	Depreciation and amortization - approximately $1.9 million and $3.8 million, respectively

•	Other operating expense - approximately $0.1 million and $0.4 million, respectively

Increases in data storage and website/application maintenance costs, primarily associated with KanKan, were the primary cause of the increases in Technology and development expense noted in the tables above. We began to ramp-up operations related to KanKan approximately at the beginning of the second quarter of 2015.

In addition to the contribution to general and administrative expense resulting from our operation of Vegas.com, the following also affected general and administrative expense:

•
On January 11, 2016, our stockholders approved the grant of an option to purchase 350,000 shares of our common stock at an exercise price of $4.10 per share to Kai-Shing Tao, our CEO and Chairman of the Board. We recorded the entire $1.0 million of share-based compensation expense associated with the award because Mr. Tao had fully vested in the award at the time we received stockholder approval.

•
Certain general and administrative costs that would have previously been recorded by our other subsidiary that makes up the travel and entertainment segment were combined with similar costs and recorded at Vegas.com and are reflected in the amounts above depicting the results of Vegas.com, offsetting the increase in share-based compensation expense.

Table of Contents	19

•	Increases aggregating to approximately $0.3 million in general and administrative costs related to our ramping-up of KanKan’s operations, including employee costs and facilities costs

•	An approximate increase of $0.3 million in facilities costs related to the lease of our new corporate headquarters

•	Various other individually immaterial increases and decreases

We began amortizing the cost of certain internally-developed software which was substantially completed subsequent to the second quarter of 2015, resulting in an increase of approximately $0.4 million in depreciation and amortization expense, exclusive of the operations of Vegas.com.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2016	2015	Dollars	Percentage
Interest expense	(1,215)	(211)	(1,004)	476%
Other income	1	—	1	—
Change in fair value of warrant liability	(647)	155	(802)	(517)%
Other loss	(68)	—	(68)
Total other expense	$(1,929)	$(56)	$(1,873)	3,345%

	Six Months Ended June 30,		Change
	2016	2015	Dollars	Percentage
Interest expense	(2,425)	(405)	(2,020)	499%
Other income	30	1	29	2,900%
Change in fair value of warrant liability	3,338	221	3,117	1,410%
Other loss	(71)	—	(71)
Total other expense	$872	$(183)	$1,055	(577)%

The Loan we obtained under the Financing Agreement to finance the Vegas.com Acquisition was the primary cause of the increase in interest expense reflected in the tables above.

Our issuance of the Financing Warrant and Acquisition Warrants in connection with the Vegas.com Acquisition resulted in the differences in the amount of change we recorded in relation to estimating the fair value of the warrant liabilities at the reporting date.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the six months ended June 30, 2016, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $169.2 million and a cash and cash equivalents balance of $8.0 million, both amounts as of June 30, 2016. Our net revenue during the six months ended June 30, 2016 was $29.2 million.

During the six months ended June 30, 2016, we issued a total of 519,478 shares of our common stock to accredited investors in certain private placements in exchange for approximately $2.3 million in cash.

Table of Contents	20

On September 24, 2015, concurrently with the closing of the Vegas.com Acquisition, we entered into the Financing Agreement, pursuant to which the Lenders extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $27.5 million. The Loan amount outstanding accrues interest at three-month LIBOR plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $2.0 million exit fee, and for the issuance of the Financing Warrant, which provides the holder with the right to sell the warrant back to Remark on its expiration date in exchange for $3.0 million in cash (reduced pro rata based on the percentage of the warrant exercised). As of June 30, 2016, $27.5 million of aggregate principal remained outstanding under the Loan.

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets.  At June 30, 2016, we were not in compliance with a financial covenant requiring minimum consolidated EBITDA of Remark and its subsidiaries for the four fiscal quarter period ended June 30, 2016 of $191 thousand, as our actual consolidated EBITDA for such period was ($248) thousand, each as calculated on an annualized basis in accordance with the terms of the Financing Agreement.  We obtained a waiver in August 2016 for this event, and the Lenders are working with us to adjust the EBITDA covenant thresholds such that we expect to meet the covenants in future fiscal quarters.  If we fail to comply with any financial covenant under the Financing Agreement going forward, under certain circumstances after a cure period, the Lender may demand the repayment of the Loan amount outstanding and unpaid interest thereon, which could have a material adverse effect on our financial condition.

On September 24, 2015, concurrently with the closing of the Vegas.com Acquisition, Vegas.com entered into the Letter of Credit Facility Agreement with Bank of America, N.A., which currently expires on May 31, 2017, providing for a letter of credit facility with up to $9.3 million of availability. Amounts available under the Letter of Credit Facility Agreement are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with the bank containing cash equal to 101.25% of the aggregate outstanding undrawn face amount of all letters of credit under the Letter of Credit Facility Agreement outstanding.

Though we believe that Vegas.com will provide us with additional revenue sources, we cannot provide assurance that revenue generated from Vegas.com or our other businesses will be sufficient to sustain our operations in the long term. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs. Additionally, we are actively assessing the sale of certain non-core assets, considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity financing, debt financing, or by divesting of certain assets or businesses.

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

As noted earlier in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we entered into the CBG Purchase Agreement pursuant to which we have agreed, subject to the terms and conditions thereof, to pay $7.5 million in cash, among other consideration as described. The cash portion of the Purchase Price may be adjusted based on the difference between the working capital of the Target Entities at closing and a specified target.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through June 30, 2017, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Table of Contents	21

Cash Used in Operating Activities

We generated $6.4 million more cash from operating activities during the six months ended June 30, 2016 than we did during the six months ended June 30, 2015. The increase in cash provided by operating activities is primarily a result of our operation of Vegas.com subsequent to the Vegas.com Acquisition.

Cash Used in Investing Activities

During the six months ended June 30, 2016, we expended $0.6 million more to purchase property and equipment than we did during the six months ended June 30, 2015.

Cash Provided by Financing Activities

During the six months ended June 30, 2016, our financing activities provided $2.6 million less than during the six months ended June 30, 2015. During 2016, we obtained $2.3 million from common stock issuances compared to $4.5 million during the comparable period of 2015. We had also obtained $0.3 million from the issuance of a note payable in the comparable period of 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Table of Contents	22

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Table of Contents	23	Financial Statement Index

ITEM 6.	EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
2.1	Asset and Securities Purchase Agreement, dated May 16, 2016, by and among China Branding Group Limited, certain of its subsidiaries listed on the signature page thereto, KanKan Limited and Remark Media, Inc.	8-K	05/18/2016	2.1
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	06/08/2016	3.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	24	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK MEDIA, INC.

Date:	August 12, 2016	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)

Table of Contents	25	Financial Statement Index