Form 10-Q
period 2016-09-30
Remark Media, Inc.
filed 2016-11-14
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

As of November 11, 2016, a total of 21,751,482 shares of our common stock were outstanding.

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

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$5,307	$5,422
Restricted cash	9,406	9,416
Trade accounts receivable	1,167	746
Prepaid expense and other current assets	3,218	2,637
Notes receivable, current	181	172
Total current assets	19,279	18,393
Restricted cash	2,250	2,250
Notes receivable	190	371
Property and equipment, net	16,305	17,338
Investment in unconsolidated affiliate	1,030	1,030
Intangibles, net	40,170	34,867
Goodwill	26,607	20,337
Other long-term assets	1,323	—
Total assets	$107,154	$94,586
Liabilities and Stockholders’ Equity
Accounts payable	$12,602	$14,422
Accrued expense and other current liabilities	16,186	11,827
Deferred merchant booking	9,178	6,997
Deferred revenue	4,725	3,262
Current maturities of long-term debt	100	100
Capital lease obligations	180	205
Total current liabilities	42,971	36,813
Long-term debt, less current portion and net of unamortized discount and debt issuance cost	37,839	23,616
Warrant liability	28,129	19,195
Other liabilities	1,845	2,904
Total liabilities	110,784	82,528

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares and 50,000,000 shares authorized; 20,711,078 and 19,659,362 shares issued and outstanding; each at September 30, 2016 and December 31, 2015, respectively	21	20
Additional paid-in-capital	180,856	173,477
Accumulated other comprehensive loss	(6)	(5)
Accumulated deficit	(184,501)	(161,434)
Total stockholders’ equity (deficit)	(3,630)	12,058
Total liabilities and stockholders’ equity	$107,154	$94,586
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue, net	$15,142	$816	$44,371	$2,440
Cost and expense
Cost of revenue (excluding depreciation and amortization)	2,864	136	7,837	256
Sales and marketing	4,887	469	15,349	845
Technology and development	1,066	61	1,904	233
General and administrative	7,921	8,859	24,251	15,364
Depreciation and amortization	2,525	459	7,401	909
Other operating expense	77	142	506	189
Total cost and expense	19,340	10,126	57,248	17,796
Operating loss	(4,198)	(9,310)	(12,877)	(15,356)
Other income (expense)
Debt conversion expense	—	(1,469)	—	(1,469)
Interest expense	(1,224)	(303)	(3,649)	(708)
Other income (loss), net	(1)	(80)	29	(79)
Loss on extinguishment of debt	(9,157)	—	(9,157)	—
Change in fair value of warrant liability	(647)	20	2,691	241
Other gain (loss)	(33)	6	(104)	6
Total other income (expense), net	(11,062)	(1,826)	(10,190)	(2,009)
Loss before income taxes	(15,260)	(11,136)	(23,067)	(17,365)
Provision for income taxes	—	—	—	—
Net loss	$(15,260)	$(11,136)	$(23,067)	$(17,365)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	25	—	—
Comprehensive loss	$(15,260)	$(11,111)	$(23,067)	$(17,365)

Weighted-average shares outstanding, basic and diluted	20,359	14,830	20,104	13,884

Net loss per share, basic and diluted	$(0.75)	$(0.75)	$(1.15)	$(1.25)
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities (net of effects of acquisitions)	$(1,950)	$(9,896)
Cash flows from investing activities:
Purchases of property, equipment and software	(2,465)	(1,448)
Business acquisitions, net of cash received	(7,330)	(257)
Net cash used in investing activities	(9,795)	(1,705)
Cash flows from financing activities:
Change in restricted cash	10	(11,666)
Proceeds from issuance of common stock, net	4,368	6,815
Proceeds from debt issuance	7,597	27,921
Payment of debt issuance cost	(163)	—
Repayments of debt	—	(1,350)
Payments of capital lease obligations	(182)	(128)
Net cash provided by financing activities	11,630	21,592
Net increase (decrease) in cash and cash equivalents	(115)	9,991
Cash and cash equivalents:
Beginning of period	5,422	1,525
End of period	$5,307	$11,516

Supplemental cash flow information:
Cash paid for interest	$2,661	$—

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in business acquisition transactions	$—	$9,743
Warrants issued in business acquisition transactions	$7,993	$10,181
Other non-cash consideration issued in business acquisition transactions	$—	$2,700
Issuance of common stock upon conversion of debt instruments	$—	$10,278
Exchange of note receivable for intangible asset	$—	$1,350
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

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

Liquidity Considerations

During the nine months ended September 30, 2016, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $184.5 million and a cash and cash equivalents balance of $5.3 million, both amounts as of September 30, 2016. Also as of September 30, 2016, we had a negative working capital balance of $23.7 million. Our net revenue during the nine months ended September 30, 2016 was $44.4 million.

During the nine months ended September 30, 2016, we issued a total of 963,922 shares of our common stock to accredited investors in certain private placements in exchange for approximately $4.3 million in cash.

We are a party to a financing agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders initially extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $27.5 million (the “Loan”). On September 20, 2016, we entered into Amendment No. 1 to Financing Agreement (the “Amendment”) which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The terms of the Financing Agreement and related documents are described in Note 11, and we describe the terms of the Amendment and related documents in Note 3.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through September 30, 2017, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Table of Contents	4	Financial Statement Index

Comparability
We reclassified certain amounts in the December 31, 2015 Consolidated Balance Sheet and in the 2015 unaudited Condensed Consolidated Statement of Operations to conform to the 2016 presentation for the three and nine months ended September 30, 2016. Our reclassification of a net $9.9 million internally-developed software asset from Intangibles, net to Property and equipment, net had no impact on our total assets, results of operations or cash flows as previously reported. Our reclassification for the three and nine months ended September 30, 2015, respectively, of $142 thousand and $189 thousand from the Technology and development line item to the Other operating expense line item had no impact on our results of operations, cash flows or owners’ equity as previously reported.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2016, with the audited Consolidated Balance Sheet amounts as of December 31, 2015 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of September 30, 2016, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

Table of Contents	5	Financial Statement Index

single, comprehensive model for an entity to use to ensure that it recognizes revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For us, the amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2017, including interim periods therein. Though we do not believe that this guidance will have a material effect upon the financial condition, results of operations, cash flows or reporting thereof for most of our existing subsidiaries, we are evaluating the impact the guidance will have on the business we acquired in the CBG Acquisition.

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

NOTE 3. BUSINESS ACQUISITIONS

China Branding Group Limited

On September 20, 2016, we, together with our wholly-owned subsidiary KanKan Limited, completed the acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”), pursuant to the terms of the Second Amended and Restated Asset and Securities Purchase Agreement, dated as of the same date (the “CBG Purchase Agreement”), with CBG and the other parties specified therein. We completed the CBG Acquisition primarily to capitalize on the branded-content expertise in the China market of the entities we acquired from CBG, including Fanstang. Fanstang, which is based in Shanghai, China, distributes Western digital entertainment content in China. We also acquired an operation in Los Angeles, California that produces content distributed by Fanstang.

The aggregate consideration of $15.4 million included $7.4 million of cash and the future issuance of seven-year warrants (the “CBG Acquisition Warrants”) to purchase 5,750,000 shares of our common stock at $10.00 per share, subject to certain anti-dilution adjustments. At closing, the parties deposited $375,000 of the cash portion of the purchase price into escrow for 15 months to secure certain obligations of CBG under the Purchase Agreement. We also agreed to provide resale registration rights for the shares of our common stock issuable upon exercise of the CBG Acquisition Warrants.

Concurrently with the closing of the CBG Acquisition, we entered into the Amendment, pursuant to which the Lenders agreed (i) to extend additional credit under the Financing Agreement in the principal amount of $8.0 million and (ii) to modify certain of the financial covenants in the Financing Agreement, including financial covenants with respect to quarterly EBITDA levels, in a manner beneficial to us. The amount outstanding under the Financing Agreement will accrue interest at three month LIBOR plus 10.0% per annum, payable monthly, and has a maturity date of September 24, 2018. The Amendment and related documents also provide for certain fees payable to the Lenders and for the issuance of the CBG Financing Warrants. As a condition to closing the Amendment, we issued to affiliates of MGG warrants to purchase up to 2,670,736 shares of our common stock at an exercise price of $5.50 per share, subject to certain anti-dilution adjustments (the “CGB Financing Warrants”). On September 20, 2016, we also entered into a Registration Rights Agreement to provide the holders of the CBG Financing Warrants with registration rights for the shares of our common stock issuable under such warrants.

The following table presents the aggregate consideration we paid in relation to the CBG Acquisition (in thousands):

Calculation of Purchase Price
Cash	$7,400
Warrants to purchase Remark common stock	7,993
Total purchase consideration	$15,393

For the nine months ended September 30, 2016, transaction costs related to the CBG Acquisition totaled $0.2 million and are recorded in general and administrative expense in the condensed consolidated statements of operations.

Table of Contents	6	Financial Statement Index

Our Consolidated Financial Statements include the operating results of assets acquired in the CBG Acquisition from the closing date of the CBG Acquisition. The following table presents our preliminary allocation of the purchase consideration we paid to the net tangible and intangible assets we acquired based on their estimated fair values on the closing date of the CBG Acquisition (in thousands):

Purchase Price Allocation
Cash and cash equivalents	$70
Accounts receivable	365
Other current assets	17
Total current assets	$452
Intangibles	9,206
Total identifiable assets acquired	$9,658
Accounts payable	378
Deferred revenue	145
Other current liabilities	12
Net identifiable assets acquired	$9,123
Goodwill	6,270
Total purchase consideration	$15,393

Our subsidiaries acquired in the CBG Acquisition only contributed a nominal amount to consolidated net loss during the three and nine months ended September 30, 2016. We are excluding pro forma revenue and earnings as determining the amounts is impracticable because CBG, the entity from which we acquired certain assets and entities, was a private company and their records are not readily available in conformity with GAAP.

The fair value of intangible assets acquired of $9.2 million consists of media content and broadcast rights with an estimated fair value of $2.1 million, customer relationships with an estimated fair value of $3.2 million, acquired technology with an estimated fair value of $0.2 million and tradenames with an estimated fair value of $3.7 million. Utilizing the straight-line method, we will amortize the media content and broadcast rights over a weighted-average useful life of approximately five years, the customer relationship intangible asset over a weighted-average useful life of approximately seven years, and the acquired technology intangible asset over a useful life of one year. Overall, the weighted-average useful life of the intangible assets we acquired is approximately seven years. We expect the tradenames to have an indefinite useful life.

The recorded goodwill primarily results from the synergies we expect to realize from the combination of the entities and the assembled workforce we acquired in connection with the CBG Acquisition.

Vegas.com LLC

On September 24, 2015, we completed the acquisition of all of the outstanding equity interests in Vegas.com, LLC (“Vegas.com”) pursuant to the terms of the Unit Purchase Agreement, dated as of August 18, 2015 (as amended, the “Purchase Agreement”), by and among Remark, Vegas.com and the equity owners of Vegas.com listed on the signature page thereto (the “Vegas.com Acquisition”).

We paid aggregate consideration of $36.6 million that included cash, shares of our common stock, warrants allowing for the purchase of 8,601,410 shares of our common stock at $9.00 per share (the “VDC Acquisition Warrants”, and together with the CBG Acquisition Warrants, the “Acquisition Warrants”), and cash payments contingent upon the performance of Vegas.com in the years ending December 31, 2016, 2017 and 2018 (the “Earnout Payments”). We recorded $15.0 million, the amount by which the aggregate consideration exceeded the $21.6 million of the net identifiable assets that we acquired, as goodwill. The

Table of Contents	7	Financial Statement Index

recorded goodwill primarily results from the synergies we expect to realize from the combination of the two companies and the assembled workforce we acquired in connection with the Vegas.com Acquisition.

Concurrently with the closing of the Vegas.com Acquisition, we entered into the Financing Agreement with the Lenders and MGG. As a condition to closing the Financing Agreement, we issued a warrant to an affiliate of MGG that, as of September 30, 2016, allows for the purchase of 2,657,223 shares of our common stock at $8.74 per share (the “VDC Financing Warrant”, and together with the CBG Financing Warrants, the “Financing Warrants”).

Also concurrently with the closing of the Vegas.com Acquisition, to satisfy the closing conditions under the VDC Purchase Agreement, Vegas.com entered into a loan agreement with Bank of America, N.A., which currently expires on May 31, 2017, providing for a letter of credit facility with up to $9.3 million of availability (the “Letter of Credit Facility Agreement”).

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

	September 30, 2016		December 31, 2015
Warrants issued in February 2012
Annual dividend rate	—%		—%
Expected volatility	45.00%		55.00%
Risk-free interest rate	0.56%		0.92%
Expected remaining term (years)	0.91		1.66

	September 30, 2016		December 31, 2015
	VDC	CBG	VDC
Financing Warrants
Annual dividend rate	—%	—%	—%
Expected volatility	50.00%	50.00%	55.00%
Risk-free interest rate	1.01%	1.07%	1.70%
Expected remaining term (years)	3.98	4.01	4.73
Acquisition Warrants
Annual dividend rate	—%	—%	—%
Expected volatility	50.00%	50.00%	55.00%
Risk-free interest rate	1.01%	1.50%	1.76%
Expected remaining term (years)	3.98	7.00	4.74

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At September 30, 2016, we estimated that two future equity financing events would potentially occur within the subsequent twelve months.

Our estimate of expected volatility and our stock price tend to have the most significant impact on the estimated fair value of the Financing Warrants and the Acquisition Warrants. If we added or subtracted five percentage points with regard to our

Table of Contents	8	Financial Statement Index

estimate of expected volatility, or if our stock price increased or decreased by five percent, our estimates of fair value would change approximately as follows (in thousands):

Change in volatility	Increase	Decrease
CBG Financing Warrants	$450	$400
VDC Financing Warrant	450	500
CBG Acquisition Warrants	1,000	900
VDC Acquisition Warrants	450	1,000

Change in stock price
CBG Financing Warrants	$350	$300
VDC Financing Warrant	250	250
CBG Acquisition Warrants	800	700
VDC Acquisition Warrants	500	450

The following table presents the reconciliation of the beginning and ending balances of the liabilities associated with the Acquisition Warrants, the Financing Warrants and the warrants issued in February 2012 that remain outstanding (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2016	2015
Balance at beginning of period	$19,195	$512
New warrant issuances	11,625	13,252
Increase (decrease) in fair value	(2,691)	5,431
Balance at end of period	$28,129	$19,195

At September 30, 2016, the price of our common stock was less than the exercise price of the VDC Acquisition Warrants, effectively precluding exercise of the warrants. However, each holder has the right to sell its VDC Acquisition Warrant back to us on its expiration date in exchange for shares of our common stock having a value equivalent to the value of the VDC Acquisition Warrant at closing of the Vegas.com Acquisition (reduced pro rata based on the percentage of the VDC Acquisition Warrant exercised), provided that this put option terminates if the closing price of our common stock equals or exceeds $10.16 for any 20 trading days during a period of 30 consecutive trading days at any time on or prior to the expiration date. If the holders had exercised the put option as if September 30, 2016 was the expiration date of the VDC Acquisition Warrants, we would have issued to the holders 2,283,106 shares with a fair value of $4.50 per share. The number of shares issuable upon exercise of the put option is calculated based on the volume weighted average price of our common stock during the 30 trading days ending on the warrants’ expiration date (“30-day VWAP”); the more that the 30-day VWAP decreases, the number of shares we would issue to the holders increases significantly.

Contingent Consideration Issued in Business Acquisition

We used the discounted cash flow valuation technique to estimate the fair value of the liability related to the Earnout Payments stipulated by the VDC Purchase Agreement. The significant unobservable inputs that we used, which we classify in Level 3 of the fair value hierarchy, were projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), the probability of achieving certain amounts of EBITDA, and the rate used to discount the liability.

Table of Contents	9	Financial Statement Index

The following table presents the change during the nine months ended September 30, 2016 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$2,700
Change in fair value of contingent consideration	100
Balance at end of period	$2,800

On the Condensed Consolidated Balance Sheet, we included the current portion of the liability for contingent consideration as a component of Accrued expense and other liabilities, and the long-term portion as a component of Other liabilities (see Note 12).

NOTE 5. RESTRICTED CASH

Regarding our restricted cash, approximately $2.3 million relates to the Financing Agreement and secures our obligations under that agreement. The restriction on the cash related to the Financing Agreement will not be released until we have repaid all of our obligations under the Financing Agreement. The remaining amount of our restricted cash relates to the Letter of Credit Facility Agreement we have in place to satisfy the requirements of several of the vendors for whom we sell products (hotel rooms, air travel, show tickets, et cetera) through our online outlets. By contract, certain vendors require the letters of credit as a means of securing our payment to them of amounts related to the sales we make on their behalf. We renew the letter of credit facility annually, and the restrictions on the cash related to the letters of credit will not be released until we negotiate contracts which do not require the security of letters of credit.

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of September 30, 2016, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	September 30, 2016	December 31, 2015
Prepaid expense	$2,250	$1,675
Deposits	145	189
Inventory	539	526
Other current assets	284	247
Total	$3,218	$2,637

Table of Contents	10	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	September 30, 2016	December 31, 2015
Vehicles	2	$150	$150
Computers and equipment	2 - 12	1,228	1,051
Furniture and fixtures	2 - 9	251	241
Software	3 - 5	18,578	16,876
Software development in progress		1,339	865
Leasehold improvements	1	150	47
Total property, equipment and software		$21,696	$19,230
Less accumulated depreciation		(5,391)	(1,892)
Total property, equipment and software, net		$16,305	$17,338

For the nine months ended September 30, 2016, depreciation (and amortization of software) expense was $3.5 million. Depreciation (and amortization of software) expense for the comparable period in 2015 was nominal.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	September 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$4,200	$(1,456)	$2,744	$4,200	$(1,160)	$3,040
Customer relationships	27,064	(5,296)	21,768	23,866	(1,973)	21,893
Media content and broadcast rights	3,491	(315)	3,176	1,350	(113)	1,237
Acquired technology	578	(210)	368	436	(145)	291
Other intangible assets	68	(55)	13	68	(38)	30
	$35,401	$(7,332)	$28,069	$29,920	$(3,429)	$26,491
Indefinite-lived intangible assets
Trademarks and trade names	$12,001		$12,001	$8,276		$8,276
License to operate in China	100		100	100		100
Total intangible assets	$47,502		$40,170	$38,296		$34,867

Table of Contents	11	Financial Statement Index

Total amortization expense was $3.9 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes the changes in goodwill during the nine months ended September 30, 2016 and the year ended December 31, 2015 (in thousands):

	Nine Months Ended September 30, 2016			Year Ended December 31, 2015
	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$18,514	$1,823	$20,337	$3,470	$1,823	$5,293
Business acquisitions	—	6,270	6,270	15,044	—	15,044
Balance at end of period	$18,514	$8,093	$26,607	$18,514	$1,823	$20,337

NOTE 10. CAPITAL LEASE

Our Vegas.com subsidiary has leased certain computer hardware and related software that processes and stores its production data. Under the agreement, we will make one more payment of approximately $0.2 million in June 2017. After the final payment in June 2017, ownership of the hardware and software transfers to us.

NOTE 11. LONG-TERM DEBT

The following table presents long-term debt as of September 30, 2016 (in thousands):

	September 30, 2016	December 31, 2015
Loan due September 2018	$35,500	27,500
Unamortized discount	—	(5,546)
Unamortized debt issuance cost	(161)	(338)
Carrying value of Loan	35,339	21,616
Exit fee payable in relation to Loan	2,500	2,000
Convertible promissory note payable to an accredited investor	100	100
Total long-term debt	$37,939	$23,716
Less: current portion	(100)	(100)
Long-term debt, less current portion and net of discount and debt issuance cost	37,839	23,616

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. As described in Note 3, we entered into the Amendment on September 20, 2016 which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The Loan bears interest at three-month LIBOR (with a floor of 1%) plus 10% per annum, payable monthly, and has a maturity date of September 24, 2018. As of September 30, 2016, the applicable interest rate on the Loan was 11% per annum.

Table of Contents	12	Financial Statement Index

In connection with the Financing Agreement, we also entered into a security agreement dated as of September 24, 2015 (the “Security Agreement”) with the other Borrowers and the Guarantors for the benefit of MGG, as collateral agent for the Secured Parties referred to therein, to secure the obligations of the Borrowers and the Guarantors under the Financing Agreement. The Security Agreement provides for a first-priority lien on, and security interest in, all assets of Remark and our subsidiaries, subject to certain exceptions.

The Financing Agreement and the Security Agreement contain representations, warranties, affirmative and negative covenants (including financial covenants with respect to quarterly EBITDA levels and the value of our assets), events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Financing Agreement may result in the Loan amount outstanding and unpaid interest thereon, becoming immediately due and payable. As of and for the three months ended September 30, 2016, we were in compliance with all applicable financial covenants under the Financing Agreement.

As described in Note 3, we entered into the Amendment related to the Financing Agreement on September 20, 2016. We accounted for the Amendment as a debt extinguishment, resulting in a loss consisting of the $4.6 million unamortized balance of debt discount and debt issuance cost immediately before the Amendment, the $3.6 million fair value of the warrants we provided to the Lenders, the $0.5 million additional exit fee and the $0.4 million of cash we paid to the Lenders.

NOTE 12. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	September 30, 2016	December 31, 2015
Contingent consideration liability, net of current portion	$1,820	$2,700
Capital lease obligation, net of current portion	—	179
Other	25	25
Total	$1,845	$2,904

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

Table of Contents	13	Financial Statement Index

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

Equity Issuances

During the nine months ended September 30, 2016, we issued a total of 963,922 shares of our common stock to investors in certain private placements in exchange for approximately $4.3 million in cash.

Stock-Based Compensation

We are authorized to issue equity-based awards under our 2010 Equity Incentive Plan and our 2014 Incentive Plan, each of which our stockholders have approved. We grant such awards to attract, retain and motivate eligible officers, directors, employees and consultants. Under each of the plans, we have granted shares of restricted stock and options to purchase common stock to our officers and employees with exercise prices equal to or greater than the fair value of the underlying shares on the grant date.

Stock options awarded generally expire 10 years from the grant date. All forms of equity awards vest upon the passage of time, the attainment of performance criteria, or both.

The following table summarizes the stock option activity under our equity incentive plans as of September 30, 2016, and changes during the nine months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	4,327,653	$6.23
Granted	2,061,050	3.75
Exercised	(102,200)	2.77
Forfeited, cancelled or expired	(504,737)	11.62
Outstanding at September 30, 2016	5,781,766	$5.16	8.1	$968
Options exercisable at September 30, 2016	4,793,307	$5.22	7.9	$910

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

The following table summarizes the restricted stock activity under our equity incentive plans as of September 30, 2016, and changes during the nine months then ended:

Table of Contents	14	Financial Statement Index

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2016	—	$—
Granted	31,983	150
Vested	(15,992)	75
Non-vested at September 30, 2016	15,991	$75

We incurred share-based compensation expense of $0.6 million and $5.3 million, respectively, during the three months ended September 30, 2016 and 2015, and of $3.0 million and $6.8 million, respectively, during the nine months ended September 30, 2016 and 2015.

Net Income (Loss) per Share

For the three and nine months ended September 30, 2016 and 2015, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

•	the outstanding CBG Financing Warrants, which may be exercised to purchase 2,670,736 shares of our common stock at an exercise price of $5.50 per share;

•
the outstanding VDC Acquisition Warrants, which may be exercised to purchase 8,601,410 shares of our common stock at an exercise price of $9.00 per share, and the outstanding VDC Financing Warrant, which may be exercised to purchase 2,657,223 shares of our common stock at an exercise price of $8.74 per share;

•
the warrants issued in conjunction with our acquisition of Hotelmobi, Inc., which may be exercised to purchase 1,000,000 shares of our common stock, half at an exercise price of $8.00 per share and half at an exercise price of $12.00 per share; and

•	the warrants issued in conjunction with a private placement in 2012, which may be exercised to purchase 215,278 shares of our common stock at an exercise price of $4.95 per share.

NOTE 15. SEGMENT INFORMATION

The following tables present certain information regarding our travel and entertainment segment for the three and nine months ended September 30, 2016. Because the comparative amounts for the three and nine months ended September 30, 2015 were not material for the segment, we have not presented such information.

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

Table of Contents	15	Financial Statement Index

The following table presents certain financial information for our travel and entertainment segment (in thousands):

	Segment	Corporate Entity and Other	Consolidated
Three Months Ended September 30, 2016
GAAP financial measures:
Net revenue	$14,891	$251	$15,142
Operating loss	$(245)	$(3,953)	$(4,198)
Non-GAAP financial measure:
Adjusted EBITDA	$1,787	$(2,880)	$(1,093)

Nine Months Ended September 30, 2016
GAAP financial measures:
Net revenue	$42,668	$1,703	$44,371
Operating loss	$(1,223)	$(11,654)	$(12,877)
Non-GAAP financial measure:
Adjusted EBITDA	$4,851	$(7,390)	$(2,539)

The following table reconciles Adjusted EBITDA for the segment and for the corporate entity and other business units to Operating loss (in thousands):

	Segment	Corporate Entity and Other	Consolidated
Three Months Ended September 30, 2016
Adjusted EBITDA	$1,787	$(2,880)	(1,093)
Less:
Depreciation and amortization	(2,033)	(492)	(2,525)
Share-based compensation expense	—	(614)	(614)
Other income, net	1	—	1
Plus:
Other loss	—	33	33
Operating loss	$(245)	$(3,953)	$(4,198)

Nine Months Ended September 30, 2016
Adjusted EBITDA	$4,851	$(7,390)	(2,539)
Less:
Depreciation and amortization	(6,045)	(1,356)	(7,401)
Share-based compensation expense	—	(3,012)	(3,012)
Other income, net	(29)	—	(29)
Plus:
Other loss	—	104	104
Operating loss	$(1,223)	$(11,654)	$(12,877)

Table of Contents	16	Financial Statement Index

The following table presents total assets for our travel and entertainment segment as of September 30, 2016 (in thousands):

Total Assets
Travel and entertainment segment	$76,744
Corporate entity and other business units	30,410
Consolidated	$107,154

During the three and nine months ended September 30, 2016, capital expenditures for the travel and entertainment segment totaled $0.5 million and $1.2 million, respectively.

NOTE 16. SUBSEQUENT EVENTS

Private Placements of Common Stock

On October 4, 2016 and October 14, 2016, we issued a total of 666,667 shares of our common stock in private placements in exchange for $3.0 million. Except for an amount equal to the par value of the shares issued, we recorded the proceeds in additional paid-in capital.

Public Equity Line with Aspire Capital

On November 9, 2016, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the purchase agreement. In consideration for entering into the purchase agreement with Aspire Capital, concurrently with the execution of such purchase agreement, we issued to Aspire Capital 151,515 shares of our common stock. Immediately following the execution of the purchase agreement, we made an initial sale to Aspire Capital under the purchase agreement of 222,222 shares of common stock at a price of $4.50 per share, for proceeds of $1.0 million.

Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, the sale of the shares of our common stock that may be issued to Aspire Capital under the purchase agreement. We have filed with the SEC a prospectus supplement (File No. 333-202024) registering all of the shares of common stock that may be offered to Aspire Capital from time to time.

For more details regarding the purchase agreement and the registration rights agreement with Aspire Capital, please see our Current Report on Form 8-K that we filed with the SEC on November 9, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the nine months ended September 30, 2016 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

Table of Contents	17	Financial Statement Index

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

During the three and nine months ended September 30, 2016, we earned most of our revenue from sales of travel and entertainment products, with various advertising mechanisms and merchandise sales also contributing to our revenue.

With regard to our Vegas.com operations, which comprise nearly all of our travel and entertainment segment results of operations, our sales via mobile devices were a significant percentage of total sales. We intend to continue investing in improvements to our mobile platform, including a project to ensure customers receive current data on their travel and entertainment options as rapidly as possible as they use our mobile platform. We view improving and expanding our presence on mobile devices as the best way in which we can differentiate our Vegas.com offerings from our competitors’ offerings, as our competitors’ in the Las Vegas market tend to be “brick-and-mortar” operations, and drive increases in revenue.

Our recent improvements to the desktop experience of our customers has, for example, led to significant improvement in conversion rates related to entertainment bookings. Therefore, while we will continue to focus on our mobile platform, we will also continue to make improvements to the desktop experience, including an update to system architecture that will allow us to more rapidly institute such improvements.

On September 20, 2016, we completed the CBG Acquisition primarily to capitalize on the branded-content expertise in the China market of the entities we acquired from CBG, including Fanstang. Fanstang, which is based in Shanghai, China, distributes Western digital entertainment content in China. We also acquired an operation in Los Angeles, California that produces content distributed by Fanstang. We plan to continue the focus on branded content in China, and to launch a branded-content strategy across all of our brands in the U.S.

Matters Affecting Comparability of Results

The CBG Acquisition impacted our financial condition at September 30, 2016, but our subsidiaries acquired in the CBG Acquisition only nominally impacted the results of operations for the three and nine months ended September 30, 2016.

We completed the Vegas.com Acquisition on September 24, 2015. Our financial condition at September 30, 2016 and our results of operations for the three and nine months then ended include Vegas.com, while the same periods in 2015 only include Vegas.com’s results of operations for the six days subsequent to the Vegas.com Acquisition.

CRITICAL ACCOUNTING POLICIES

During the three and nine months ended September 30, 2016, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2015 Form 10-K.

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

In the tables below, we present dollar amounts in thousands.

Table of Contents	18	Financial Statement Index

Revenue

			Change
	2016	2015	Dollars	Percentage
Three months ended September 30th	$15,142	$816	$14,326	1,756%
Nine months ended September 30th	44,371	2,440	41,931	1,718%

During the three and nine months ended September 30, 2016, revenue was primarily affected by the operating results of Vegas.com after the Vegas.com Acquisition, which added net revenue of $14.9 million and $42.7 million, respectively. The three and nine months ended September 30, 2015 also included approximately $0.4 million of net revenue from our operation of Vegas.com after the acquisition date.

Cost and Expense

	Three Months Ended September 30,		Change
	2016	2015	Dollars	Percentage
Cost of revenue (excluding depreciation and amortization)	$2,864	$136	$2,728	2,006%
Sales and marketing	4,887	469	4,418	942%
Technology and development	1,066	61	1,005	1,648%
General and administrative	7,921	8,859	(938)	(11)%
Depreciation and amortization	2,525	459	2,066	450%
Other operating expense	77	142	(65)	(46)%
Total cost and expense	$19,340	$10,126	$9,214	91%

	Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percentage
Cost of revenue (excluding depreciation and amortization)	$7,837	$256	$7,581	2,961%
Sales and marketing	15,349	845	14,504	1,716%
Technology and development	1,904	233	1,671	717%
General and administrative	24,251	15,364	8,887	58%
Depreciation and amortization	7,401	909	6,492	714%
Other operating expense	506	189	317	168%
Total cost and expense	$57,248	$17,796	$39,452	222%

Our operation of Vegas.com after the Vegas.com Acquisition increased our operating expense categories during the three and nine months ended September 30, 2016 as follows:

•	Cost of revenue - approximately $2.8 million and $7.6 million, respectively

•	Sales and marketing - approximately $4.9 million and $14.9 million, respectively

•	Technology and development - approximately $0.6 million and $0.6 million, respectively

Table of Contents	19

•	General and administrative - approximately $4.9 million and $14.2 million, respectively

•	Depreciation and amortization - approximately $2.0 million and $5.8 million, respectively

•	Other operating expense - approximately $0.1 million and $0.5 million, respectively

For the three and nine months ended September 30, 2016, increases in data storage and website/application maintenance costs of $0.3 million and $1.0 million, primarily associated with KanKan, were the primary cause of the increases in Technology and development expense noted in the tables above, exclusive of the contribution resulting from our operation of Vegas.com. We began to ramp-up operations related to KanKan approximately at the beginning of the second quarter of 2015.

In addition to the contribution noted above to general and administrative expense resulting from our operation of Vegas.com, which also added approximately $0.3 million in the prior year during the three and nine months ended September 30, 2015, the following also affected general and administrative expense:

•
For the three and nine months ended September 30, 2016, share-based compensation decreased approximately $4.7 million and $3.8 million, respectively, primarily because we awarded grants to our employees in July 2015 of options to purchase an aggregate of approximately 1.8 million shares of our common stock, half of which vested on the grant date and the other half of which vested by December 31, 2015. We did not make a similar set of grants during the three months ended September 30, 2016. Also contributing to the decrease in stock compensation was our decision to grant fewer awards in 2016 compared to 2015 and prior, and to grant awards to employees during 2016 that vest over two years rather than over one year.

•
On January 11, 2016, our stockholders approved the grant of an option to purchase 350,000 shares of our common stock at an exercise price of $4.10 per share to Kai-Shing Tao, our CEO and Chairman of the Board. We recorded the entire $1.0 million of share-based compensation expense associated with the award, which partially offset the decrease in share-based compensation during the nine months ended September 30, 2016 noted in the previous bullet, because Mr. Tao had fully vested in the award at the time we received stockholder approval.

•
For the three and nine months ended September 30, 2016, legal expense decreased by $0.4 million and $0.5 million, respectively, primarily because of legal costs associated with the Vegas.com Acquisition in 2015, whereas legal costs associated with the CBG Acquisition in 2016 were less significant.

•
Certain general and administrative costs that would have previously been recorded by our other subsidiary that makes up the travel and entertainment segment were combined with similar costs and recorded at Vegas.com and are reflected in the amounts above depicting the results of Vegas.com.

•
Approximate increases of $0.3 million and $0.6 million, respectively, in facilities costs during the three and nine months ended September 30, 2016 related to the lease of our new corporate headquarters

We began amortizing the cost of certain internally-developed software which was substantially completed in the prior year subsequent to the second quarter of 2015, resulting in an increase during the nine months ended September 30, 2016 of approximately $0.7 million in depreciation and amortization expense, exclusive of the operations of Vegas.com.

Table of Contents	20

Other Income (Expense)

	Three Months Ended September 30,		Change
	2016	2015	Dollars	Percentage
Debt conversion expense	—	(1,469)	1,469	(100)%
Interest expense	(1,224)	(303)	(921)	304%
Other income (loss), net	(1)	(80)	79	(99)%
Loss on extinguishment of debt	(9,157)	—	(9,157)	—
Change in fair value of warrant liability	(647)	20	(667)	(3,335)%
Other gain (loss)	(33)	6	(39)	(650)%
Total other expense	$(11,062)	$(1,826)	$(9,236)	506%

	Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percentage
Debt conversion expense	—	(1,469)	1,469	(100)%
Interest expense	(3,649)	(708)	(2,941)	415%
Other income (loss), net	29	(79)	108	(137)%
Loss on extinguishment of debt	(9,157)	—	(9,157)	—
Change in fair value of warrant liability	2,691	241	2,450	1,017%
Other gain (loss)	(104)	6	(110)	(1,833)%
Total other expense	$(10,190)	$(2,009)	$(8,181)	407%

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

As described in Note 3, we entered into the Amendment related to the Financing Agreement on September 20, 2016. We accounted for the Amendment as a debt extinguishment, resulting in a loss consisting of the $4.6 million unamortized balance of debt discount and debt issuance cost immediately before the Amendment, the $3.6 million fair value of the warrants we provided to the Lenders, the $0.5 million additional exit fee and the $0.4 million of cash we paid to the Lenders.

Our issuance of the VDC Financing Warrant and the VDC Acquisition Warrants resulted in the differences in the amount of change we recorded in relation to estimating the fair value of the warrant liabilities at the reporting date.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2016, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $184.5 million and a cash and cash equivalents balance of $5.3 million, both amounts as of September 30, 2016. Our net revenue during the nine months ended September 30, 2016 was $44.4 million.

Table of Contents	21

During the nine months ended September 30, 2016, we issued a total of 963,922 shares of our common stock to accredited investors in certain private placements in exchange for approximately $4.3 million in cash.

On September 24, 2015, concurrently with the closing of the Vegas.com Acquisition, we entered into the Financing Agreement, pursuant to which the Lenders extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $27.5 million. On September 20, 2016, concurrently with the closing of the CBG Acquisition, we entered into the Amendment which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The Loan amount outstanding accrues interest at three-month LIBOR plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $2.5 million exit fee, and for the issuance of the VDC Financing Warrant, which provides the holder with the right to sell the warrant back to Remark on its expiration date in exchange for $3.0 million in cash (reduced pro rata based on the percentage of the warrant exercised). As of September 30, 2016, $35.5 million of aggregate principal remained outstanding under the Loan.

The Financing Agreement, as modified by the Amendment, contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets.  If we fail to comply with any financial covenant under the Financing Agreement going forward, under certain circumstances after a cure period, the Lender may demand the repayment of the Loan amount outstanding and unpaid interest thereon, which could have a material adverse effect on our financial condition. As of and for the three months ended September 30, 2016, we were in compliance with all applicable financial covenants under the Financing Agreement.

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

Though we believe that the CBG Acquisition and the Vegas.com Acquisition will provide us with additional revenue sources, we cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs. Additionally, we are actively assessing the sale of certain non-core assets, considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity financing, debt financing, or by divesting of certain assets or businesses.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through September 30, 2017, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Used in Operating Activities

We generated $7.9 million more cash from operating activities during the nine months ended September 30, 2016 than we did during the nine months ended September 30, 2015. The increase in cash provided by operating activities is primarily a result of our operation of Vegas.com subsequent to the Vegas.com Acquisition.

Table of Contents	22

Cash Used in Investing Activities

During the nine months ended September 30, 2016, we paid approximately $7.4 million for the CBG Acquisition and obtained only an insignificant amount of cash, while the amount of cash we obtained in the Vegas.com Acquisition nearly offset the cash consideration we paid. As a result, our business acquisitions, net of cash acquired, were approximately $7.1 million more than in the comparative period. We also expended $1.0 million more to purchase property and equipment than we did during the nine months ended September 30, 2015.

Cash Provided by Financing Activities

During the nine months ended September 30, 2016, our financing activities provided $10.0 million less than during the nine months ended September 30, 2015. During 2016, we obtained $2.4 million less from common stock issuances than we obtained during the comparable period of 2015, while our net proceeds from debt financing were $20.3 million less than during the comparable period of 2015. The decreases in cash provided by financing activities was partially offset because we established a restricted cash balance of approximately $11.7 million and repaid approximately $1.4 million of debt during the nine months ended September 30, 2015, but had no similar activity during the same period of 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Table of Contents	23

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2016, we issued a total of 444,444 shares of our common stock to accredited investors in private placements in exchange for $2.0 million in cash.

We made the offers and sales of securities in the private placements in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investors in purchase agreements we entered into with the investors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Table of Contents	24	Financial Statement Index

ITEM 6.	EXHIBITS

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
2.1	Second Amended and Restated Asset and Securities Purchase Agreement, dated as September 20, 2016, by and among China Branding Group Limited (in official liquidation), certain of its managers and subsidiaries listed on the signature page thereto, the joint official liquidators, KanKan Limited and Remark Media, Inc. [1]	8-K	09/26/2016	2.1
4.1	Form of CBG Acquisition Warrant.	8-K	09/26/2016	4.1
4.2	Form of CBG Financing Warrant.	8-K	09/26/2016	4.2
10.1	Amendment No. 1 to Financing Agreement, dated as of September 20, 2016, by and among Remark Media, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	09/26/2016	10.1
10.2	Registration Rights Agreement dated as of September 20, 2016, by and between Remark Media, Inc. and the Subscribers listed on the signature page thereto.	8-K	09/26/2016	10.2
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.
We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K. We will furnish a copy of any omitted schedule and/or exhibit to the SEC upon request.

Table of Contents	25	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK MEDIA, INC.

Date:	November 14, 2016	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)

Table of Contents	26	Financial Statement Index