Form 10-K
period 2016-12-31
Remark Media, Inc.
filed 2017-04-05
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2016, the aggregate market value of our voting and non-voting common equity held by non-affiliates was $61.3 million.
As of March 28, 2017, a total of 22,614,312 shares of our common stock were outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2017 annual meeting of stockholders which we will file with the Securities and Exchange Commission.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this Annual Report on Form 10-K (this “2016 Form 10-K”) contains forward-looking statements, including information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. You will find forward-looking statements principally in the sections entitled Business, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those discussed in the section entitled Risk Factors herein, that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements.

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

OVERVIEW

Remark Media, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”) own, operate and acquire innovative digital media and Internet-based transactional properties across multiple verticals (described below under Travel and Entertainment, Technology and Data Intelligence and Other Digital Media Assets) that deliver culturally relevant, dynamic content that attracts and engages users on a global scale. We leverage our unique digital media assets to target the Millennial demographic, which provides us with access to fast-growing, lucrative markets. We were originally incorporated in Delaware in March 2006 as HSW International, Inc., and we changed our name to Remark Media, Inc. in December 2011. We are headquartered in Las Vegas, Nevada, with additional operations in Los Angeles, California and in Beijing, Shanghai, Hangzhou and Chengdu, China. Our common stock, par value $0.001 per share, is listed on the NASDAQ Capital Market under the ticker symbol MARK.

OUR BUSINESS

Development

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As a part of the transactions, we received an equity stake in Sharecare, which constitutes approximately five percent of Sharecare’s issued stock at December 31, 2016. We also maintain representation on Sharecare’s Board of Directors.

In June 2012, we began building our personal finance vertical with the acquisition of Banks.com, Inc. (“Banks.com”). In February 2014, we expanded our suite of personal finance portals with the acquisition of TaxExtension.com.

In March 2013, we entered the young adult lifestyle vertical with the acquisition of Pop Factory, LLC, a beach lifestyle digital media brand providing website and mobile content. Later the same year, we introduced a refreshed brand and a new, mobile-optimized website at www.bikini.com, which includes e-commerce.

In May 2014, we acquired Hotelmobi, Inc., owner and operator of the mobile hotel-booking application Roomlia, giving us a foothold in the travel vertical that we believe is very important to our target customers.

With a continued focus on the millennial demographic, we transitioned in 2015 from being a strictly content-based company to a technology company leveraging KanKan, our social media data intelligence platform (described below). We continue to develop features that engage KanKan’s users, as well as features that will make KanKan an attractive data source to us, advertisers and other third-parties.

In September 2015, we expanded our presence in the travel vertical and significantly increased the size of our business with our acquisition (the “VDC Acquisition”) of Vegas.com LLC (“Vegas.com” or “VDC”). Specifically, we acquired Vegas.com to give us a deeper reach into the travel and entertainment market in Las Vegas and the surrounding area because Vegas.com is a well-established brand and, through websites and mobile applications that it controls, it allows users to book travel to, and lodging and entertainment in, the Las-Vegas-area market. We were also attracted by the fact that websites controlled by Vegas.com enjoy more than 60 million user sessions annually, which we believe will allow us to drive demand to many of our business properties, thereby increasing revenue. By capitalizing on the data intelligence provided by KanKan, we can target potential repeat travelers who visited Las Vegas within the past three years, people currently in Las Vegas who may want to book entertainment or tours, and potential travelers who have never visited Las Vegas but have expressed an interest in doing so.

In September 2016, we, together with our wholly-owned subsidiary KanKan Limited, completed the acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”), pursuant to the terms of the Second Amended and Restated Asset and Securities Purchase Agreement, dated as of the same date (the “CBG Purchase Agreement”), with CBG and the other parties specified therein. We completed the CBG Acquisition primarily to capitalize on the branded-content expertise in the China market of the entities we acquired from CBG, including FansTang. FansTang, which is based in Shanghai, China,

Table of Contents	1	Financial Statement Index

distributes Western digital entertainment content in China. We also acquired an operation in Los Angeles, California that produces content distributed by FansTang.

In the foreseeable future, we will continue to develop KanKan and monetize its capabilities and improve Vegas.com’s various websites and mobile applications and leverage their capabilities to improve user engagement. We plan to expand FansTang’s branded-content offerings and use its expertise to promote the other brands in our portfolio, and we also plan to continue our efforts to strategically acquire existing businesses that fit with our continued focus on Millennials.

Business Model

We currently earn a majority of our revenue from sales of various travel and entertainment products (including lodging, air travel, show tickets and tours) booked through our travel and entertainment segment, consisting of Vegas.com and its related websites (including LasVegas.com), mobile applications and retail locations. Our management integrated the operations of Roomlia with those of Vegas.com and now evaluates the results of the two subsidiaries collectively.

We also recognize revenue from the following sources:

•	service fees from customers’ filing of business and personal tax extensions with the IRS

•	sales of merchandise via our Bikini.com website

•	sales of branded content we create for third parties

•	various advertising mechanisms associated with our websites

We earn advertising revenue from performance-based advertising, from display advertising and from advertising placed within video content we create and broadcast on FansTang’s website. Performance-based advertising revenue is earned through such mechanisms as cost-per-click, in which an advertiser pays for each instance a user clicks on its advertisement, and cost-per-lead, in which an advertiser pays for each instance a user clicks on its advertisement and buys its product or service. Display advertising mechanisms include cost-per-impression, in which an advertiser pays for each display of an advertisement, and having an advertiser pay for placement of its ads in more desirable locations on our web pages.

Excluding general and administrative expense, the primary costs we incur to earn the revenue described above include:

•	credit card fees

•	costs related to providing tours, such as permits, fees, fuel, vehicle leases and vehicle repair

•	software and website development costs, including licensing costs for third-party software

•	costs associated with marketing our brands

•	costs associated with developing and producing the content on our websites and the content we provide to third parties

Travel and Entertainment

Our travel and entertainment business primarily includes the recently-acquired Vegas.com. We believe that Vegas.com is the premiere online booking service for all of the exciting travel and entertainment opportunities related to Las Vegas and the immediately-surrounding areas. Vegas.com offers users the ability to book lodging, air travel, show tickets and tours, and its customer service team is staffed by Las Vegas locals who are intimately familiar with Las Vegas and the various products and services offered through the website. To increase our share of the travel and entertainment market in Las Vegas and the immediately-surrounding areas, we can use data from KanKan to target potential repeat travelers who visited Las Vegas within

Table of Contents	2

the past three years, people currently in Las Vegas who may want to book entertainment or tours, and potential travelers who have never visited Las Vegas but have expressed an interest in doing so.

Technology and Data Intelligence

We use the KanKan name in reference to two components of a social media data intelligence platform: the mobile social media application branded as KanKan (the “KanKan App”), and our proprietary data intelligence software (the “DI Software”). The KanKan App contains many of the same functionalities common to most social media platforms, but what differentiates our offering is that the KanKan App is platform agnostic, meaning that users can make posts and respond to their friends’ posts regardless of the platform on which a post originates. Our DI Software collects publicly-available data from those who have registered on and use the KanKan App, but it also allows us to aggregate publicly-available data from all major social media platforms worldwide, regardless of whether users of those other social media applications have registered on the KanKan App. The DI Software scrubs the data and is then able to analyze and organize the data. For example, the DI Software analyzes every collected image file and can identify and tag individual elements of the image file, such as dogs or cars or well-known corporate logos on products.

We use the information provided by the DI Software to understand consumer trends, behavior and preferences, which in turn allows us to improve the user experience in the KanKan App, to promote brand awareness of all of our digital media properties and to allow advertisers to reach that specific subset of social media users whose online activity indicates a preference for the types of products or services offered by the advertisers.

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

Competition

We compete for business in a number of content verticals, many of which are rapidly-evolving and intensely competitive. The primary factors upon which we compete are price, audience access and content quality. We believe the following are our primary competitors in the various content verticals in which we operate:

Table of Contents	3

Travel and Entertainment

•	online travel reservation services such as The Priceline Group (priceline.com, booking.com) and Expedia (expedia.com, hotels.com, hotwire.com, travelocity.com, orbitz.com)

•	online travel search services and price comparison services such as TripAdvisor, Trivago (majority-owned by Expedia), and HotelsCombined

•	websites, such as Bestofvegas.com and Showtickets.com, that sell tickets to Las Vegas-area events

•	traditional “brick-and-mortar” retailers, such as Tix4tonight, that sell tickets to Las Vegas-area events

Personal Finance

•	tax software such as Intuit’s Turbotax

•	tax-related websites such as turbotax.com, expressextension.com and irsextension.com

•	traditional tax preparers such as H&R Block and Jackson Hewitt

•	financial information websites such as thesimpledollar.com and wisebread.com

Young Adult Lifestyle

•	lifestyle and luxury clothing websites for young women, such as Refinery29 and Net-A-Porter

•	other websites such as The Skimm

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

Table of Contents	4

and routers installed in multiple redundant pairs. We also utilize third-party services to geographically deliver data using major content distribution network providers. We rely heavily on virtualization throughout our technology architecture, which affords scaling dozens of digital media properties in an efficient and cost effective manner.

We use third-party cloud hosting providers to host most of our public-facing websites and applications, as well as many of our back-end business intelligence and financial systems. Each of our significant websites is designed to be fault-tolerant, with collections of application servers, typically configured in a load-balanced state, to provide additional resiliency. The infrastructure is equipped with enterprise-class security solutions to combat events such as large scale distributed denial of service attacks. Our environment is staffed and equipped with a full-scale monitoring solution.

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

Employees

We employed approximately 295 people as of March 28, 2017, including 280 full-time employees.

AVAILABLE INFORMATION

As soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”), we provide free access through our website (www.remarkmedia.com) to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports

Table of Contents	5

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this 2016 Form 10-K, including our consolidated financial statements and notes thereto, before deciding whether to invest in our common stock. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

If we are unable to maintain or increase the number of visitors interacting with, and making purchases on, our owned-and-operated websites and mobile applications in a cost-effective manner, our business, financial condition and results of operations may be adversely affected.

We earn a substantial amount of our revenue from transactions occurring on, and from various advertising mechanisms associated with, our websites and Internet-based mobile applications. Providing a high-quality, highly-efficient and user-friendly online experience, in a cost-effective manner, is vital to our operations. Failure to do so could adversely affect user experiences and reduce traffic to our owned-and-operated websites and mobile applications, which would adversely affect our business, financial condition, results of operations and cash flows. To attract traffic, we utilize search engine optimization related to our websites and the content published on them, a strategy that involves building websites with the objective of having them rank well in unpaid search engine results. Our ability to successfully manage search engine optimization efforts across our owned-and-operated websites is dependent on our timely and effective modification of search engine optimization practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends and our ability to offer websites and content responsive to ever-changing consumer interests and trends. Our failure to successfully manage our search engine optimization strategy could result in a substantial decrease in traffic to our owned-and-operated websites, or an inability to attract traffic to new websites that we launch which could adversely affect our business, financial condition, results of operations and cash flows.

Even if we succeed in attracting traffic to our owned-and-operated websites, we may not be successful in monetizing the traffic. Additionally, the costs of attracting and retaining users to our websites may exceed our ability to generate revenues from such activities, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our travel and entertainment business is dependent on providers of travel and entertainment products.

Our travel and entertainment business relies on providers of travel and entertainment products (including lodging, air travel, show tickets and tours) to make their products available to consumers through us. Our arrangements with such providers generally do not require them to make available any specific quantity of such products, or to make such products available at any particular price. A significant reduction on the part of any of our major providers, or providers that are particularly popular with consumers, in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business and results of operations.

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

Table of Contents	7

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

The failures of third-party network and technology providers to provide adequate services in the future could cause technical problems with or failure of our websites or traffic, which could inhibit our revenues or damage our reputation and relationships with users, advertisers, and content providers.

We rely on many third-party businesses for technological, network, and expert services. Our ability to operate successfully depends on the successful operation of these third-party businesses, which carry their own risks. If one of our third-party vendors fails to deliver expected services, our websites and, therefore, our business could suffer operating problems or temporary failures. If there is a problem or failure with our websites, it could hurt our ability to advertise and damage our reputation with consumers and advertisers. Additionally, a termination of our hosting agreements or failure to renew on favorable terms could affect our business. Shifting hosting services could require management focus and time and potentially disrupt operations of our websites.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission (the “FTC”) and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Some U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. Our introduction of new products, the expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. Countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted.

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

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and negatively affect consumers' willingness to provide private information or effect commercial transactions on the Internet generally, including through our services. Additionally, consumers using our services could be affected by security breaches at third parties such as travel service providers, payroll providers, health plan providers, payment processors or GDSs upon which we rely. If these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our customers’ data may be improperly accessed, used, or disclosed. A security breach at any such third-party marketing affiliate, travel service provider, GDS or other third

Table of Contents	9

party on which we rely could also be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

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

The successful operation of our KanKan mobile application and the associated data intelligence software, as well as our FansTang website, will depend upon the performance and reliability of the Internet infrastructure in China.

The successful operation of KanKan and FansTang will depend on the performance and reliability of the Internet infrastructure in China. Almost all access to the Internet is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology of China. In addition, the national networks in China are connected to the Internet through state-owned international gateways, which are the only channels through which a domestic user can connect to the Internet outside of China. We may not have access to alternative networks in the event of disruptions, failures or other problems with China’s Internet infrastructure. In addition, the Internet infrastructure in China may not support the demands associated with continued growth in Internet usage.

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

We may be subject to liability in China with respect to KanKan and FansTang for content that is alleged to be socially destabilizing, obscene, defamatory, libelous or otherwise unlawful.

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

Table of Contents	10

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

Table of Contents	11

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

Table of Contents	12

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

During the year ended December 31, 2016, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $193.1 million.

We believe that the VDC Acquisition and the CBG Acquisition (each as described in Note 3 in the Notes to Consolidated Financial Statements) will provide us with additional revenue sources, but we cannot provide assurance that revenue generated from these businesses or our other businesses will be sufficient to sustain our operations in the long term. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs. Additionally, we are actively assessing the sale of certain non-core assets, considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity financing, debt financing, or by divesting of certain assets or businesses. Should we fail to successfully implement our plans described herein, such failure would have a material adverse effect on our business, including the possible cessation of operations.

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

Additionally, in connection with the VDC Acquisition, we entered into the Financing Agreement, dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders initially extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $27.5 million (the “Loan”). On September 20, 2016, in connection with the CBG Acquisition, we entered into Amendment No. 1 to Financing Agreement (the “Financing Amendment”) which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The terms of the Financing Agreement and related documents are described in Note 12 in the Notes to Consolidated Financial Statements, and we describe the terms of the Financing Amendment and related documents in Note 3 in the Notes to Consolidated Financial Statements. The Financing Agreement contains limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders.

On November 9, 2016, we entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. As of March 29, 2017, Aspire has purchased $2.5 million of shares of our common stock under the Aspire Purchase Agreement. Even if we are able to access the full amount available under the Aspire Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans.

Table of Contents	13

Our substantial indebtedness and other payment obligations could adversely affect our financial health.

We have outstanding principal indebtedness of $35.5 million under the Loan. The Loan amount outstanding accrues interest at the three-month LIBOR (with a floor of 1%) plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Loan is secured by a first-priority lien on, and security interest in, all assets of Remark and our subsidiaries, subject to certain exceptions.

The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $2.5 million exit fee, and for the issuance of warrants to purchase shares of our common stock, certain of which warrants provide the holder with the right to sell the warrant back to Remark on its expiration date in exchange for $3.0 million in cash (reduced pro rata based on the percentage of the warrant exercised).

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

The Financing Agreement requires us to satisfy various covenants, including financial covenants with respect to quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels and the value of our assets. The Financing Agreement also contains restrictions on our abilities to engage in certain transactions without the consent of the Lenders, and may limit our ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on our ability and the ability of our subsidiaries to:

•	create liens on assets to secure debt;

•	incur additional debt;

•	merge or consolidate with another company;

•	transfer, sell or otherwise dispose of assets;

•	engage in other businesses;

•	make investments;

•	enter into transactions with affiliates; and

•	create dividend and other payment restrictions affecting subsidiaries.

Table of Contents	14

Our inability to comply with the financial covenants under the Financing Agreement could have a material adverse effect on our financial condition.

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets.  At December 31, 2016, we were not in compliance with a financial covenant requiring minimum consolidated EBITDA of Remark and its subsidiaries for the year ended December 31, 2016 of $(1.8) million, as our actual consolidated EBITDA for such period was $(2.3) million, each as calculated on an annualized basis in accordance with the terms of the Financing Agreement.  In March 2017, the Lenders provided us with a waiver for this event and, based upon information available to us as of April 5, 2017, we believe we will be in compliance with the financial covenant regarding minimum consolidated EBITDA of Remark and its subsidiaries at future test dates.  If we fail to comply with any financial covenant under the Financing Agreement going forward, under certain circumstances after a cure period, the Lender may demand the repayment of the Loan amount outstanding and unpaid interest thereon, which could have a material adverse effect on our financial condition.

Our VDC Acquisition, CBG Acquisition and any future acquisitions, business combinations and other transactions present integration risk and may have negative consequences for our business and our stockholders.

We completed the VDC Acquisition in September 2015 and the CBG Acquisition in September 2016 and plan to continuously monitor certain strategic acquisition opportunities. The process of integrating acquired businesses into our existing operations may result in unforeseen difficulties, liabilities and costs. Both the VDC Acquisition and CBG Acquisition involve the integration of businesses that had previously operated independently as privately held companies. Significant management attention and resources are required to integrate these businesses, as may be the case with any future acquisitions. Difficulties that we encounter in integrating the operations of these businesses and other acquired businesses could have a material adverse effect on our business, financial condition, results of operations, cash flows, and stock price following the acquisition. Even if the combined company is able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the anticipated benefits of synergies, innovation and operational efficiencies or that these benefits will be achieved within a reasonable period of time and cost effectively.

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

We are in varying stages of development with regard to our business, so our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Some of such risks and difficulties include our ability to, among other things:

•	increase the number of users of our websites and mobile applications;

•	manage and implement new business strategies;

•	successfully commercialize and monetize our assets;

•	successfully attract advertisers for our owned and operated websites;

•	continue to raise additional working capital;

•	manage operating expenses;

•	establish and take advantage of strategic relationships;

•	manage and adapt to rapidly changing and expanding operations;

Table of Contents	15

•	respond effectively to competitive developments; and

•	attract, retain and motivate qualified personnel.

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

We could incur further asset impairment charges for intangible assets or other long-lived assets.

We have intangible assets and other long-lived assets, therefore future lower-than-anticipated financial performance or changes in estimates and assumptions, which in many cases require significant judgment, could result in impairment charges. We test intangible assets that are determined to have an indefinite life for impairment during the fourth quarter of each fiscal year, and assess whether factors or indicators, such as unfavorable variances from established business plans, significant changes in forecasted results or volatility inherent to external markets and industries, become apparent that would require an interim test. Adverse changes in the operating environment and related key assumptions used to determine the fair value of our indefinite lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. Any further impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

Table of Contents	16

Risks Relating to Our Common Stock

Our stock price has fluctuated considerably and is likely to remain volatile, and various factors could negatively affect the market price or market for our common stock.

The trading price of our common stock has been and may continue to be volatile. From January 1, 2015, through March 28, 2017, the high and low sales prices for our common stock were $5.50 and $2.86, respectively. The trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of March 28, 2017, our Chairman and Chief Executive Officer, Kai-Shing Tao, may be deemed to beneficially own 8,630,634 shares, or 33.8% of our common stock, Ashford Capital Management, Inc. may be deemed to beneficially own 1,915,188 shares, or 8.5% of our common stock and Ernest T. Lee may be deemed to beneficially own 1,981,932 shares, or 8.8% of our common stock. The interests of these stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate actions. Such concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Sales of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

Pursuant to our public equity line with Aspire Capital, we issued 151,515 shares of our common stock and may sell as much as an aggregate of $20 million of our common stock to Aspire Capital from time to time over the 30-month term of the Aspire Purchase Agreement, which expires May 9, 2019. The number of shares ultimately sold to Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Aspire Purchase Agreement. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under the Aspire Purchase Agreement may cause the trading price of our common stock to decline.

Aspire Capital may ultimately purchase all or only some of the $20 million of common stock under the Aspire Purchase Agreement. After Aspire Capital has acquired shares under the Aspire Purchase Agreement, it may sell all, some or none of those shares. Sales to Aspire Capital pursuant to the Aspire Purchase Agreement may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right under the Aspire Purchase Agreement to control the timing and amount of sales of our shares to Aspire Capital, and the Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us. As of

Table of Contents	17

March 28, 2017, we have sold 602,614 shares of common stock to Aspire Capital in exchange for $2.5 million pursuant to our public equity line.

A significant number of additional shares of our common stock may be issued under the terms of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

As of March 28, 2017, we had outstanding options to purchase approximately 7.3 million shares of common stock and warrants to purchase 15,334,792 shares of common stock. The outstanding warrants include the warrants we issued in connection with the VDC Acquisition and the financing related thereto (referred to herein as the VDC Acquisition Warrants and the VDC Financing Warrant, respectively), certain of the CBG Acquisition Warrants and the CBG Financing Warrants, providing for the right to purchase 8,601,410; 2,755,662; 40,000 and 2,722,442 shares of common stock, respectively, at per-share exercise prices of $9.00, $8.43, $10.00 and $5.40, respectively. We are also committed to the future issuance of additional CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00 (we have already accounted for the liability associated with such unissued CBG Acquisition Warrants in our consolidated balance sheet as part of the line item Warrant liability). The VDC Acquisition Warrants, the VDC Financing Warrant, the CBG Acquisition Warrants and the CBG Financing Warrants are exercisable on a cashless basis only and therefore effectively cannot be exercised to purchase shares of common stock unless the applicable market value of the common stock exceeds the applicable exercise price under the terms thereof.

Though the VDC Acquisition Warrants cannot be exercised unless the applicable market value of the common stock exceeds the applicable exercise price under the terms thereof, they also provide each holder with the right to sell its VDC Acquisition Warrant back to us on its expiration date in exchange for shares of our common stock having a value equivalent to the value of the VDC Acquisition Warrant at the closing of the VDC Acquisition, provided that this right terminates if the closing price of our common stock equals or exceeds $10.16 for any 20 trading days during a period of 30 consecutive trading days at any time on or prior to the expiration date.

Though the CBG Acquisition Warrants cannot be exercised unless the applicable market value of the common stock exceeds the applicable exercise price under the terms thereof, they also provide that if the closing price of our common stock does not exceed the sum of $10.00 per share plus the fair value of the CBG Acquisition Warrants at the time of issuance (the “Assumed Warrant Value”) for any 15 individual trading days in any consecutive 30-trading-day period between the closing date and September 20, 2020, we will issue on September 20, 2020, in exchange for the CBG Acquisition Warrants, such number of shares of common stock equal to (x) the number of shares issuable upon exercise of the CBG Acquisition Warrants, multiplied by (y) 50% of the Assumed Warrant Value, divided by (z) the volume weighted average price of our common stock during the 30 trading days ending on September 20, 2020.

The issuance of common stock pursuant to the warrants described above would substantially dilute the proportionate ownership and voting power of existing stockholders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

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

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of the General Corporation Law of the State of Delaware ("DGCL"), which may discourage, delay or prevent a merger with, acquisition of or other change in control of Remark, even if such a change in control would be beneficial to our stockholders, include the following:

•	only our Board of Directors may call special meetings of our stockholders;

•	our stockholders may take action only at a meeting of our stockholders and not by written consent;

•	we have authorized, undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

Table of Contents	18

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

We conduct our operations primarily from leased office space located in and around the Las Vegas area. Our principal executive office is located in Las Vegas, Nevada, where we lease approximately 39,000 square feet of office space pursuant to a lease expiring in February 2024. Our Vegas.com subsidiary previously conducted its operations from approximately 33,000 square feet of leased office space located in Henderson, Nevada, pursuant to a lease expiring in September 2022. We are currently seeking a subtenant for the Henderson office space.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

Table of Contents	19

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the NASDAQ Capital Market under the symbol MARK.  The following table presents the high and low sales prices of our common stock, as reported on the NASDAQ Capital Market for the periods indicated.

	High	Low
Year Ended December 31, 2016
First Quarter	$5.37	$3.66
Second Quarter	4.85	4.03
Third Quarter	4.80	3.86
Fourth Quarter	4.70	3.27
Year Ended December 31, 2015
First Quarter	$5.50	$3.53
Second Quarter	4.50	3.54
Third Quarter	4.84	3.98
Fourth Quarter	5.40	3.82

HOLDERS OF COMMON STOCK

We had approximately 120 holders of record of our common stock as of March 28, 2017.

DIVIDENDS

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

UNREGISTERED SALES OF EQUITY SECURITIES

On October 4, 2016, we sold 222,223 shares to an accredited investor in a private placement for $1.0 million. On October 14, 2016, we sold 444,444 shares to an accredited investor in a private placement for $2.0 million.

We made the offer and sale of securities in the above-described private placements in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investors in purchase agreements we entered into with the investors.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

Table of Contents	20

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2016 in conjunction with our consolidated financial statements and notes thereto set forth in Part II, Item 8 of this 2016 Form 10-K.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors, and Special Note Regarding Forward-Looking Statements in this 2016 Form 10-K.

OVERVIEW

We own, operate and acquire innovative digital media properties across multiple verticals, such as travel and entertainment, technology and data intelligence, young adult lifestyle and personal finance, that deliver culturally relevant, dynamic content that attracts and engages users on a global scale. We leverage our unique digital media assets to target the Millennial demographic, which provides us with access to fast-growing, lucrative markets.

During the year ended December 31, 2016, we earned most of our revenue from sales of travel and entertainment products, with various advertising mechanisms, provision of tax-extension-filing services and merchandise sales also contributing to our revenue.

With regard to our Vegas.com operations, our sales via mobile devices were a significant percentage of total sales. We intend to continue investing in improvements to our mobile platform, including a project to ensure customers receive current data on their travel and entertainment options as rapidly as possible as they use our mobile platform. We view improving and expanding our presence on mobile devices as the best way in which we can differentiate our Vegas.com offerings from our competitors’ offerings, as our competitors in the Las Vegas market tend to be “brick-and-mortar” operations, and drive increases in revenue.

Our recent improvements to the desktop experience of our customers has, for example, led to significant improvement in conversion rates related to entertainment bookings. Therefore, while we will continue to focus on our mobile platform, we will also continue to make improvements to the desktop experience, including an update to system architecture that will allow us to more rapidly institute such improvements. We also gave notice to our partner in the operation of the LasVegas.com website that we would end our co-management of the website and assume full control over operation of the website by the third quarter of 2017. We believe that we can implement on the LasVegas.com website many of the same improvements that we have implemented on the Vegas.com website and mobile application, thereby improving the revenue stream.

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

Matters Affecting Comparability of Results

The CBG Acquisition impacted our financial condition at December 31, 2016, but our subsidiaries acquired in the CBG Acquisition did not significantly impact the results of operations for the three and twelve months ended December 31, 2016.

We completed the VDC Acquisition on September 24, 2015 and the CBG Acquisition on September 20, 2016. Our financial condition at December 31, 2016 include Vegas.com and the entities we acquired from CBG. Our results of operations for the year ended December 31, 2016 include Vegas.com for the entire year and the entities we acquired from CBG subsequent to the CBG Acquisition, while 2015 only included Vegas.com’s results of operations subsequent to the VDC Acquisition.

Table of Contents	21

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the fair value of the derivative and non-derivative liabilities related to certain stock warrants we issued, the fair value of stock options issued under our equity incentive plans, the estimated cash flows we use in assessing the recoverability of long-lived assets, and the estimated fair values we use when indicators suggest the need to quantitatively test goodwill for impairment. Actual results could differ from those estimates.

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

Accounting for Share-Based Compensation

We estimate the fair value of stock options awarded using the Black-Scholes-Merton option pricing model (the “BSM Model”). The BSM Model requires the following inputs:

•
Expected volatility of our stock price. We analyze the historical volatility of our stock price utilizing daily stock price returns, and we also review the stock price volatility of certain peers. Using the information developed from such analysis and our judgment, we estimate how volatile our stock price will be over the period we expect the stock options will remain outstanding.

•
Risk-free interest rate. We estimate the risk-free interest rate using the Federal Reserve Treasury Constant Maturity Instruments H.15 Release as of the valuation date for a security with a remaining term that approximates the period over which we expect the stock options will remain outstanding.

Table of Contents	22	Financial Statement Index

•
Stock price, exercise price and expected term. We use an estimate of the fair value of our common stock on the measurement date, the exercise price of the option, and the period over which we expect the stock options will remain outstanding.

Using the estimate of fair value from the BSM Model for stock option awards, or an estimate of the fair value of our common stock for restricted stock awards, we measure compensation expense as of the grant date for awards we grant to an employee. For awards we grant to a non-employee, we re-measure compensation expense at each balance sheet date. We recognize compensation expense over the requisite service period (generally the vesting period) of the award, net of forfeitures as they occur.

We do not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit).  For utilization of tax attributes upon the realization of net operating losses in the future, we apply the “with and without” approach, which allocates share-based compensation benefits last among other tax benefits recognized.

Liabilities Related to Warrants Issued

We record certain common stock warrants we issued (see Note 4 in Notes to Consolidated Financial Statements for more detailed information) at fair value and recognize the change in the fair value of such warrants as a gain or loss which we report in the Other income (expense) section in our consolidated statement of operations. We report some of the warrants that we record at fair value as liabilities because they contain certain provisions allowing for reduction of their exercise price, while others are recorded as liabilities because they contain a conditional promise to issue a variable number of our common stock shares upon the warrants’ expiration, and the monetary amount of such obligation was fixed at the inception of the contract. We estimate the fair value of the warrants using the Monte Carlo Simulation method. The Monte Carlo Simulation method uses many of the same types of estimated inputs, such as the expected volatility of our stock price, the risk-free interest rate and the expected term of the warrant, as the BSM Model that we use to estimate the fair value of stock options that we issue.

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

Table of Contents	23	Financial Statement Index

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Consolidated Financial Statements included in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

RESULTS OF OPERATIONS

As a result of the VDC Acquisition completed in the third quarter of 2015, we have one reportable segment: travel and entertainment. Because the travel and entertainment segment did not exist prior to the third quarter of 2015, we do not have comparative results from the prior fiscal year. We therefore do not provide herein a presentation of changes in segment results with associated explanations of the changes; rather, we provide a presentation of changes in overall results with associated explanations of the changes, noting that the VDC Acquisition is the largest contributing factor.

As alluded to above, our comparison of our results of operations during the year ended December 31, 2016 to our results of operations during the year ended December 31, 2015 was primarily affected by VDC operating for a full twelve months in 2016 compared to operating for only three months in 2015. Therefore, the amounts related to the first nine months of operations of VDC during 2016 comprise the bulk of the variance between years. In the tables below, we present dollar amounts in thousands.

Revenue

			Change
	2016	2015	Dollars	Percentage
Year ended December 31st	59,328	14,229	45,099	317%

During the year ended December 31, 2016, revenue was primarily affected by the inclusion of operating results of VDC after the VDC Acquisition. Additionally, VDC earned approximately $2.6 million more net revenue during the fourth quarter of 2016 than it did during the same period of 2015. Approximately $1.8 million of the fourth quarter increase was the result of a purchase-accounting-related adjustment which we made in the fourth quarter of 2015 that reduced net revenue for that period. Most of the remaining increase primarily relates to an increase in our conversion of traffic on our websites and mobile applications, which resulted from the various improvements we have made to our Vegas.com website and mobile application. The increased conversion boosted sales in several categories, but mostly in show tickets.

Table of Contents	24	Financial Statement Index

Cost and Expense

	Year Ended December 31,		Change
	2016	2015	Dollars	Percentage
Cost of revenue (excluding depreciation and amortization)	$11,155	$2,536	$8,619	340%
Sales and marketing	19,541	5,031	14,510	288%
Technology and development	2,796	1,187	1,609	136%
General and administrative	36,460	24,317	12,143	50%
Depreciation, amortization and impairments	11,458	3,281	8,177	249%
Other operating expense	515	454	61	13%
Total cost and expense	$81,925	$36,806	$45,119	123%

Total cost and expense increased significantly during 2016, primarily as a result of the inclusion of VDC after the VDC Acquisition. For VDC, cost of revenue consists mainly of credit card fees we incur when customers book travel or events through our websites and mobile applications. During the year ended December 31, 2016, VDC incurred more cost of revenue during the fourth quarter of 2016 than it did during the same period of 2015, primarily as a result of the same increase in our conversion of traffic on our websites and mobile applications that drove the increase in revenue.

The inclusion of VDC after the VDC Acquisition primarily caused the increase in sales and marketing expense.

Approximately $1.3 million of the increase in Technology and development expense noted in the table above during the year ended December 31, 2016 relates to licensing fees we incurred beginning in July 2016 in relation to the LasVegas.com website. As noted in the Overview section above, we will assume full control over operation of the LasVegas.com website by the third quarter of 2017. Also contributing to the overall increase in Technology and development expense were increases in data storage and website/application maintenance costs of approximately $0.3 million, primarily associated with KanKan. We began to ramp-up operations related to KanKan approximately at the beginning of the second quarter of 2015.

In our Quarterly Report on Form 10-Q for the third quarter of 2016, we incorrectly explained that website/application maintenance costs had increased by approximately $0.3 million and $1.0 million, respectively, for the three and the nine months ended September 30, 2016. Although the explanation that such increased costs were primarily related to KanKan was correct for the nine months ended September 30, 2016, there was no variance in such costs for the three months ended September 30, 2016, and the correct variance amount for the nine months ended September 30, 2016 should have been approximately $0.4 million. The differences resulted from our inadvertent omission of a reclassification in the comparative 2015 periods which should have been made to conform to the 2016 presentation of our consolidated statement of operations.

VDC incurred approximately $0.5 million less General and administrative expense during the fourth quarter of 2016 compared to the same period of 2015. The fourth quarter decrease was related to reduced usage of third-party consulting professionals, as well as an increase in salaries being capitalized in relation to internally-developed software projects. In addition to the effect on General and administrative expense resulting from our operation of Vegas.com, the following also affected General and administrative expense:

•
For the year ended December 31, 2016, share-based compensation decreased approximately $1.9 million, primarily because we awarded grants to our employees in July 2015 of options to purchase an aggregate of approximately 1.8 million shares of our common stock, half of which vested on the grant date and the other half of which vested by December 31, 2015. Although we awarded grants to our employees during 2016 of options to purchase an aggregate of approximately 2.0 million shares of our common stock which vested upon grant, such awards had estimated grant-date fair values per share more than one dollar less than the estimated fair value of the grants made during July 2015, resulting in less share-based compensation. Substantially all of the remaining awards we granted during 2016, which all had estimated grant-date fair values per share less than awards made prior to 2016, vest over a two-year period, compared to awards granted prior to 2016 vesting over a one-year period. The noted decrease in share-based compensation expense is net of the share-based compensation expense associated with the award noted in the next bullet.

Table of Contents	25

•
On January 11, 2016, our stockholders approved the grant of an option to purchase 350,000 shares of our common stock at an exercise price of $4.10 per share to Kai-Shing Tao, our CEO and Chairman of the Board. We recorded the entire $1.0 million of share-based compensation expense associated with the award in January 2016 because Mr. Tao had fully vested in the award at the time we received stockholder approval.

•
For the year ended December 31, 2016, legal expense decreased by $0.4 million, primarily because of legal costs associated with the VDC Acquisition in 2015, whereas legal costs associated with the CBG Acquisition in 2016 were less significant.

•	An increase of approximately $0.9 million in facilities costs during the year ended December 31, 2016, primarily related to the lease of our new corporate headquarters.

We began amortizing the cost of certain internally-developed software which was substantially completed in the prior year subsequent to the second quarter of 2015, resulting in an increase during the year ended December 31, 2016 of approximately $0.7 million in amortization expense, exclusive of the operations of Vegas.com. Also, our operation of the entities acquired from CBG added approximately $0.3 million in amortization expense. In 2016, we also recognized a loss of approximately $1.2 million on certain partially impaired domain name intangible assets, while we recognized no such loss during 2015.

Other Income (Expense)

	Year Ended December 31,		Change
	2016	2015	Dollars	Percentage
Debt conversion expense	—	(1,469)	1,469	(100)%
Interest expense	(4,685)	(1,927)	(2,758)	143%
Other income (loss), net	29	(50)	79	(158)%
Loss on extinguishment of debt	(9,157)	—	(9,157)	—
Change in fair value of warrant liability	5,790	(5,432)	11,222	(207)%
Other gain (loss)	(313)	8	(321)	(4,013)%
Total other expense	$(8,336)	$(8,870)	$534	(6)%

On September 23, 2015, we incurred approximately $1.5 million of debt conversion expense related to inducing certain of the holders of our debt to convert their convertible debt securities into shares of our common stock to satisfy a condition precedent to the financing of the VDC Acquisition.

The Loan we obtained under the Financing Agreement to finance the VDC Acquisition in the third quarter of 2015 was the primary cause of the increase in interest expense in 2016.

As described in Note 3 in the Notes to Consolidated Financial Statements, we entered into the Financing Amendment related to the Financing Agreement on September 20, 2016. We accounted for the Financing Amendment as a debt extinguishment, resulting in a loss consisting of the $4.6 million unamortized balance of debt discount and debt issuance cost immediately before the Financing Amendment, the $3.6 million fair value of the warrants we provided to the Lenders, the $0.5 million additional exit fee and the $0.4 million of cash we paid to the Lenders.

The change in our stock price was the primary cause of the difference in the amount of change we recorded in relation to estimating the fair value of the warrant liabilities at the reporting date. Also, the warrants we issued in relation to the CBG Acquisition also impacted the calculation of the change in fair value of the warrant liability.

Table of Contents	26

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the year ended December 31, 2016, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $193.1 million and a cash and cash equivalents balance of $6.9 million, both amounts as of December 31, 2016. Our net revenue during the year ended December 31, 2016 was $59.3 million.

During the year ended December 31, 2016, we issued a total of 1,630,589 shares of our common stock to accredited investors in certain private placements in exchange for approximately $7.3 million in cash.

On September 24, 2015, concurrently with the closing of the VDC Acquisition, we entered into the Financing Agreement, pursuant to which the Lenders initially extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $27.5 million. On September 20, 2016, concurrently with the closing of the CBG Acquisition, we entered into the Financing Amendment which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The Loan amount outstanding accrues interest at three-month LIBOR plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $2.5 million exit fee, and for the issuance of certain warrants to purchase shares of our common stock, certain of which warrants provide the holder with the right to sell the warrants back to Remark on its expiration date in exchange for $3.0 million in cash (reduced pro rata based on the percentage of the warrant exercised). As of December 31, 2016, $35.5 million of aggregate principal remained outstanding under the Loan.

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets.  At December 31, 2016, we were not in compliance with a financial covenant requiring minimum consolidated EBITDA of Remark and its subsidiaries for the year ended December 31, 2016 of $(1.8) million, as our actual consolidated EBITDA for such period was $(2.3) million, each as calculated on an annualized basis in accordance with the terms of the Financing Agreement.  In March 2017, the Lenders provided us with a waiver for this event and, based upon information available to us as of April 5, 2017, we believe we will be in compliance with the financial covenant regarding minimum consolidated EBITDA of Remark and its subsidiaries at future test dates. If we fail to comply with any financial covenant under the Financing Agreement going forward, under certain circumstances after a cure period, the Lender may demand the repayment of the Loan amount outstanding and unpaid interest thereon, which could have a material adverse effect on our financial condition.

On September 24, 2015, concurrently with the closing of the VDC Acquisition, Vegas.com entered into the Letter of Credit Facility Agreement with Bank of America, N.A., which currently expires on May 31, 2017, providing for a letter of credit facility with up to $9.3 million of availability. Amounts available under the Letter of Credit Facility Agreement are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with the bank containing cash equal to 101.25% of the aggregate outstanding undrawn face amount of all letters of credit under the Letter of Credit Facility Agreement outstanding.

On November 9, 2016, we entered into the Aspire Purchase Agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. As of March 28, 2017, Aspire has purchased $2.5 million of shares of our common stock under the Aspire Purchase Agreement.

Though we believe that the CBG Acquisition and the VDC Acquisition will provide us with additional revenue sources, we cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs. Additionally, we are actively assessing the sale of certain non-core assets, considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity financing, debt financing, or by divesting of certain assets or businesses.

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

Table of Contents	27

the Lenders. We cannot be certain that we will be successful at raising capital, whether in an equity financing, debt financing, or by divesting of certain assets or businesses, on commercially reasonable terms, if at all. In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through December 31, 2017, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Used in Operating Activities

We generated $11.0 million more cash from operating activities during the year ended December 31, 2016 than we did during the year ended December 31, 2015. The increase in cash provided by operating activities is primarily a result of our operation of Vegas.com subsequent to the VDC Acquisition.

Cash Used in Investing Activities

During the year ended December 31, 2016, we paid approximately $7.4 million for the CBG Acquisition and obtained only an insignificant amount of cash, while the amount of cash we obtained in the VDC Acquisition nearly offset the cash consideration we paid. As a result, our business acquisitions, net of cash acquired, were approximately $7.1 million more during 2016 than in the comparative period. We also expended $1.3 million more to purchase property and equipment than we did during the year ended December 31, 2015.

Cash Provided by Financing Activities

During the year ended December 31, 2016, our financing activities provided $16.8 million less than during the year ended December 31, 2015. During 2016, our net proceeds from debt financing were $20.3 million less than during the comparable period of 2015. The decrease in net proceeds from debt financing was partially offset because we obtained $2.1 million less from common stock issuances than we obtained during the comparable period of 2015 and because we repaid approximately $1.4 million of debt during the year ended December 31, 2015, but had no similar activity during the same period of 2016.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the required financial statements and schedules in this 2016 Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Table of Contents	28

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that the information we must disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon our evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

Table of Contents	29

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our proxy statement for our 2017 annual stockholders’ meeting (“2017 Proxy Statement”), which we will file with the SEC pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information under the caption Executive Compensation in our 2017 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information under the caption Security Ownership of Certain Beneficial Owners and Management in our 2017 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of December 31, 2016 regarding our equity compensation plans (the 2006 Equity Incentive Plan, the 2010 Equity Incentive Plan and the 2014 Equity Incentive Plan, all of which were approved by our security holders):

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders	6,994,140	$5.01	2,831,582
Not approved by security holders	—	$—	—

See more detailed information regarding our equity compensation plans in Note 15 in the Notes to Consolidated Financial Statements in this 2016 Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our 2017 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information under the caption Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2017 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Table of Contents	30

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2016 Form 10-K:

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

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this 2016 Form 10-K in the attached Exhibit Index.

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
		S-4/A	07/10/2007	Annex B
2.3	Second Amendment to Agreement and Plan of Merger, dated August 23, 2007, among HowStuffWorks, Inc. (n/k/a Remark Media, Inc.), HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc.	S-1/A	01/14/2008	2.3
2.4	Share Purchase Agreement among INTAC International, Inc., China Trend Holdings Ltd. and Wei Zhou, dated February 15, 2008	8-K	02/20/2008	2.4
2.5 [1]	Agreement and Plan of Merger dated as of November 26, 2008, by and among HSW International, Inc. (n/k/a as Remark Media, Inc.), DS Newco, Inc., DailyStrength, Inc. and Douglas J. Hirsch	8-K	12/03/2008	10.25
2.6 [2]	Asset Purchase Agreement by and among HSW International, Inc. (n/k/a Remark Media, Inc.), DailyStrength, Inc., DS Acquisition, Inc. and Sharecare, Inc., dated as of October 30, 2009	10-Q	11/16/2009	10.28

Table of Contents	31

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
2.7 [2]	Agreement and Plan of Merger among Remark Media, Inc. Remark Florida, Inc. and Banks.com, Inc. dated February 26, 2012	8-K	02/28/2012	2.1
2.8	Amendment No. 1 to Agreement and Plan of Merger among Remark Media, Inc., Remark Florida, Inc. and Banks.com, Inc. dated June 5, 2012	8-K	06/06/2012	2.1
2.9 [2]	Agreement and Plan of Merger, dated as of May 2, 2014, by and among Remark Media, Inc., Roomlia, Inc. and Hotelmobi Inc.	8-K	05/07/2014	2.1
2.10 [2]	Unit Purchase Agreement, dated August 18, 2015, by and among Remark Media, Inc., Vegas.com, LLC and the sellers listed on the signature page thereto	8-K	08/20/2015	2.1
2.11 [2]	Second Amended and Restated Asset and Securities Purchase Agreement, dated as September 20, 2016, by and among China Branding Group Limited (in official liquidation), certain of its managers and subsidiaries listed on the signature page thereto, the joint official liquidators, KanKan Limited and Remark Media, Inc.	8-K	09/26/2016	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Remark Media, Inc.	8-K	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Remark Media, Inc.	8-K	06/08/2016	3.1
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Remark Media, Inc. as filed with the Secretary of State of the State of Delaware on June 4, 2015	8-K	06/04/2015	3.1
3.5	Amended and Restated Bylaws	8-K	02/13/2015	3.1
4.1	Specimen certificate of common stock of Remark Media, Inc.	10-K	03/23/2012	4.1
4.2	Form of Warrant to Purchase Common Stock dated February 27, 2012 issued to investors	8-K	02/28/2012	4.1
4.3	Form of Roomlia Warrants	8-K	05/07/2014	4.1
4.4	Form of Acquisition Warrant, dated September 24, 2015	8-K	09/28/2015	4.1
4.5	Form of Financing Warrant, dated September 24, 2015	8-K	09/28/2015	4.2
4.6	Tax Benefit Preservation Plan, dated June 4, 2015, by and between Remark Media, Inc. and Computershare Inc., as Rights Agent.	8-K	06/04/2015	4.1
4.7	Registration Rights Agreement, dated as of February 27, 2012, by and among Remark Media, Inc. and the investors named therein	8-K	02/28/2012	10.2
4.8	Registration Rights Agreement dated as of September 24, 2015 by and between Remark Media, Inc. and the Subscribers listed on the signature page thereto.	8-K	09/28/2015	10.4
4.9	Form of CBG Acquisition Warrant	8-K	09/26/2016	4.1
4.10	Form of CBG Financing Warrant	8-K	09/26/2016	4.2
4.11	Registration Rights Agreement, dated as of November 9, 2016, by and between Remark Media, Inc. and Aspire Capital Fund, LLC	8-K	11/09/2016	4.1

Table of Contents	32	Financial Statement Index

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.1 [2]	Purchase Agreement dated February 27, 2012, among Remark Media, Inc. and the investors named therein	8-K	02/28/2012	10.1
10.2	Sublease Agreement between Holland & Hart and Remark Media, Inc. dated February 28, 2013	8-K	03/06/2013	10.1
10.3	Membership Interest Purchase Agreement between Remark Media, Inc., Pop Factory LLC, Howard Sonnenschein and Gail Sonnenschein dated March 29, 2013	8-K	04/04/2013	2.1
10.4 [3]	2006 Equity Incentive Plan	S-8	11/05/2007	4.2
10.5 [3]	2010 Equity Incentive Plan	8-K	06/21/2010	10.34
10.6 [3]	2014 Incentive Plan, as amended January 11, 2016	8-K	01/12/2016	10.1
10.7	Form of Subscription Agreement, dated July 9, 2015	8-K	07/13/2015	10.1
10.8	Settlement Agreement and Mutual General Release, dated as of July 28, 2015, by and among Remark Media, Inc., Bombo Sports & Entertainment, LLC and Robert S. Potter	8-K	07/30/2015	10.1
10.9	Servicing Agreement, dated as of July 28, 2015, by and between Remark Media, Inc. and Bombo Sports & Entertainment, LLC	8-K	07/30/2015	10.2
10.10	Letter Agreement dated September 24, 2015 by and among Remark Media, Inc., Vegas.com, LLC, and James B. Gibson in his capacity as Seller Representative	8-K	09/28/2015	10.1
10.11	Financing Agreement dated as of September 24, 2015 by and among Remark Media, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders	8-K	09/28/2015	10.2
10.12	Security and Pledge Agreement dated as of September 24, 2015 by and among Remark Media, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, for the benefit of MGG Investment Group LP, as Collateral Agent for the Secured Parties referred to therein	8-K	09/28/2015	10.3
10.13	Loan Agreement dated as of September 24, 2015 by and between Vegas.com, LLC and Bank of America, N.A.	8-K	09/28/2015	10.5
10.14	Amendment No. 1 to Financing Agreement, dated as of September 20, 2016, by and among Remark Media, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders	8-K	09/26/2016	10.1
10.15	Registration Rights Agreement dated as of September 20, 2016, by and between Remark Media, Inc. and the Subscribers listed on the signature page thereto	8-K	09/26/2016	10.2
10.16	Common Stock Purchase Agreement, dated as of November 9, 2016, by and between Remark Media, Inc. and Aspire Capital Fund, LLC	8-K	11/09/2016	10.1
21.1	List of subsidiaries
23.1	Consent of Cherry Bekaert LLP

Table of Contents	33	Financial Statement Index

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	With respect to certain portions of this exhibit, we requested confidential treatment and omitted such portions, which we filed separately with the SEC.

2.
We have omitted certain schedules and exhibits to these agreements in accordance with item 601(b)(2) of Regulation S-K. We will furnish a copy of any omitted schedule and/or exhibit to the SEC upon request.

3.	Management Contract or Compensation Plan or Arrangement.

Table of Contents	34	Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK MEDIA, INC.

Date:	April 5, 2017	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kai-Shing Tao
Kai-Shing Tao	Chief Executive Officer and Chairman (principal executive officer)	April 5, 2017

/s/ Douglas Osrow
Douglas Osrow	Chief Financial Officer (principal financial and accounting officer)	April 5, 2017

/s/ Theodore Botts
Theodore Botts	Director	April 5, 2017

/s/ Brett Ratner
Brett Ratner	Director	April 5, 2017

/s/ William Grounds
William Grounds	Director	April 5, 2017

/s/ Daniel Stein
Daniel Stein	Director	April 5, 2017

Table of Contents	35	Financial Statement Index

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Remark Media, Inc.

We have audited the accompanying consolidated balance sheets of Remark Media, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company recognized net losses of approximately $31.7 million and $31.4 million during 2016 and 2015, respectively.  At December 31, 2016, the Company had incurred cumulative net losses of approximately $193.1 million.  Management’s plans in regard to this matter are described in Note 1.

/s/ Cherry Bekaert LLP
Atlanta, Georgia
April 5, 2017

Table of Contents	F - 2	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except par values)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$6,893	$5,422
Restricted cash	9,405	9,416
Trade accounts receivable, net	1,372	746
Prepaid expense and other current assets	3,323	2,637
Notes receivable, current	181	172
Total current assets	21,174	18,393
Restricted cash	2,250	2,250
Notes receivable	190	371
Property and equipment, net	15,531	17,338
Investment in unconsolidated affiliate	1,030	1,030
Intangibles, net	37,406	34,867
Goodwill	26,763	20,337
Other long-term assets	1,355	—
Total assets	$105,699	$94,586
Liabilities and Stockholders’ Equity
Accounts payable	$16,546	$14,422
Accrued expense and other current liabilities	14,967	11,827
Deferred merchant booking	6,991	6,997
Deferred revenue	4,072	3,262
Current maturities of long-term debt	100	100
Capital lease obligations	179	205
Total current liabilities	42,855	36,813
Long-term debt, less current portion and net of unamortized discount and debt issuance cost	37,825	23,616
Warrant liability	25,030	19,195
Other liabilities	2,589	2,904
Total liabilities	108,299	82,528

Commitments and contingencies (Note 14)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares and 50,000,000 shares authorized; 22,232,004 and 19,659,362 shares issued and outstanding; each at December 31, 2016 and 2015, respectively	22	20
Additional paid-in-capital	190,507	173,477
Accumulated other comprehensive loss	(16)	(5)
Accumulated deficit	(193,113)	(161,434)
Total stockholders’ equity (deficit)	(2,600)	12,058
Total liabilities and stockholders’ equity	$105,699	$94,586
See Notes to Consolidated Financial Statements

Table of Contents	F - 3	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015
Revenue, net	$59,328	$14,229
Cost and expense
Cost of revenue (excluding depreciation and amortization)	11,155	2,536
Sales and marketing	19,541	5,031
Technology and development	2,796	1,187
General and administrative	36,460	24,317
Depreciation, amortization and impairments	11,458	3,281
Other operating expense	515	454
Total cost and expense	81,925	36,806
Operating loss	(22,597)	(22,577)
Other income (expense) and gain (loss)
Debt conversion expense	—	(1,469)
Interest expense	(4,685)	(1,927)
Other income (loss), net	29	(50)
Loss on extinguishment of debt	(9,157)	—
Change in fair value of warrant liability	5,790	(5,432)
Other gain (loss)	(313)	8
Total other expense and loss, net	(8,336)	(8,870)
Loss before income taxes	(30,933)	(31,447)
Provision for income taxes	(746)	—
Net loss	$(31,679)	$(31,447)

Weighted-average shares outstanding, basic and diluted	20,529	15,278

Net loss per share, basic and diluted	$(1.54)	$(2.06)
See Notes to Consolidated Financial Statements

Table of Contents	F - 4	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(dollars in thousands)

	Common Stock and Additional Paid-In Capital
	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2014	12,784,960	$135,129	$36	$(129,987)	$5,178
Net loss	—	—	—	(31,447)	(31,447)
Share-based compensation	—	9,032	—	—	9,032
Common stock issued, exclusive of business acquisition transactions	1,911,222	7,526	—	—	7,526
Common stock issued related to business acquisitions	2,371,126	9,743	—	—	9,743
Forfeiture of restricted stock shares	(17,500)	—	—	—	—
Option exercises	93,400	291	—	—	291
Conversion of notes payable	2,516,154	11,748	—	—	11,748
Other	—	28	(41)	—	(13)
Balance at December 31, 2015	19,659,362	$173,497	$(5)	$(161,434)	$12,058
Net loss	—	—	—	(31,679)	(31,679)
Share-based compensation	—	7,164	—	—	7,164
Common stock issued, exclusive of business acquisition transactions	2,516,701	9,800	—	—	9,800
Option exercises	55,941	68	—	—	68
Other	—	—	(11)	—	(11)
Balance at December 31, 2016	22,232,004	$190,529	$(16)	$(193,113)	$(2,600)
See Notes to Consolidated Financial Statements

Table of Contents	F - 5	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(31,679)	$(31,447)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(5,790)	5,432
Depreciation and amortization	10,299	3,281
Share-based compensation	7,164	9,032
Debt conversion expense	—	1,469
Amortization of debt issuance costs and discount	1,250	448
Deferred taxes	724	—
Loss on extinguishment of debt	9,157	—
Loss on disposal of long-lived assets	178	—
Loss on impairment of finite-lived intangible assets	1,159	—
Other	(11)	6
Changes in operating assets and liabilities:
Accounts receivable	(258)	91
Prepaid expense and other assets	(1,852)	(529)
Accounts payable, accrued expense and other liabilities	3,842	(3,225)
Deferred merchant booking	(6)	(1,840)
Deferred revenue	665	1,114
Net cash used in operating activities (net of effects of acquisitions)	$(5,158)	$(16,168)
Cash flows from investing activities:
Purchases of property, equipment and software	(3,162)	(1,910)
Business acquisitions, net of cash received	(7,340)	(257)
Net cash used in investing activities	(10,502)	(2,167)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	9,868	7,818
Proceeds from debt issuance	7,597	27,921
Payment of debt issuance cost	(163)	(363)
Repayments of debt	—	(1,350)
Payments of capital lease obligations	(182)	(128)
Net cash provided by financing activities	17,120	33,898
Net increase in cash, cash equivalents and restricted cash	1,460	15,563
Cash, cash equivalents and restricted cash:
Beginning of period	17,088	1,525
End of period	$18,548	$17,088

Supplemental cash flow information:
Cash paid for interest	$3,566	$608

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in business acquisition transactions	$—	$9,743
Warrants issued in business acquisition transactions	$7,993	$10,181
Other non-cash consideration issued in business acquisition transactions	$—	$2,700
Issuance of common stock upon conversion of debt instruments	$—	$10,278
Exchange of note receivable for intangible asset	$—	$1,350
See Notes to Consolidated Financial Statements

Table of Contents	F - 6	Financial Statement Index

REMARK MEDIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Media, Inc. and its subsidiaries (“Remark”, “we”, “us”, or “our”) own, operate and acquire innovative digital media properties across multiple verticals, such as travel, personal finance, social media, young adult lifestyle and entertainment, that deliver culturally relevant, dynamic content that attracts and engages users around the world. We leverage our unique digital media assets to target the Millennial demographic, which provides us with access to fast-growing, lucrative markets. We were originally incorporated in Delaware in March 2006 as HSW International, Inc., and we changed our name to Remark Media, Inc. in December 2011. We are headquartered in Las Vegas, Nevada, with additional operations in Los Angeles, California and in Beijing, Shanghai, Hangzhou and Chengdu, China. Our common stock, par value $0.001 per share, is listed on the NASDAQ Capital Market under the ticker symbol MARK.

We recognize revenue primarily from the following sources:

•	sales of a full range of travel and entertainment products including lodging, air travel, air travel/lodging packages, show tickets and tours

•	service fees from customers’ filing of business and personal tax extensions with the IRS

•	sales of merchandise via our Bikini.com website

•	sales of branded content we create for third parties

•	various advertising mechanisms associated with our websites

Liquidity Considerations

During the year ended December 31, 2016, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $193.1 million and a cash and cash equivalents balance of $6.9 million, both amounts as of December 31, 2016. Also as of December 31, 2016, we had a negative working capital balance of $21.7 million. Our net revenue during the year ended December 31, 2016 was $59.3 million.

During the year ended December 31, 2016, we issued a total of 1,630,589 shares of our common stock to accredited investors in certain private placements in exchange for approximately $7.3 million in cash. Pursuant to a common stock purchase agreement we describe in Note 15, we also issued 602,614 shares of our common stock to Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), in exchange for $2.5 million in cash.

We are a party to a financing agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders initially extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $27.5 million (the “Loan”). On September 20, 2016, we entered into Amendment No. 1 to Financing Agreement (the “Financing Amendment”) which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The terms of the Financing Agreement and related documents are described in Note 12, and we describe the terms of the Financing Amendment and related documents in Note 3.

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

Table of Contents	F - 7	Financial Statement Index

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based upon our most recent cash flow projections, we believe that we have sufficient existing cash, cash equivalents and cash resources to meet our ongoing requirements through March 31, 2018, including repayment of our existing debt as it matures. However, projecting operating results is inherently uncertain because anticipated expenses may exceed current forecasts; therefore, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Comparability
The following table presents certain amounts (in thousands) that we reclassified in the December 31, 2015 Consolidated Balance Sheet and in the 2015 Consolidated Statement of Operations to conform to the 2016 presentation as of and for the year ended December 31, 2016. The reclassifications, which primarily resulted from our efforts to integrate Vegas.com, LLC (“Vegas.com” or “VDC”), had no impact on our total assets, results of operations, cash flows or owners’ equity as previously reported.

Amount	Reclassified From	Reclassified To
$9,913	Intangibles, net	Property and equipment, net
$672	Technology and development expense [1]	Cost of revenue
$454	Technology and development expense [1]	Other operating expense
$273	Technology and development expense [1]	Sales and marketing expense
$903	General and administrative expense	Technology and development expense [1]

1.	In our Annual Report on Form 10-K for the year ended December 31, 2015, this caption was Content, technology and development expense.

In our Quarterly Reports on Form 10-Q for each of the first, second and third quarters of 2016, we inadvertently omitted a reclassification in the comparative 2015 periods which should have been made to conform to the 2016 presentation. The amounts noted in the table below should have been reclassified from General and administrative expense to Technology and development expense in the periods noted. The reclassifications have no impact on our results of operations, cash flows or owners’ equity as previously reported.

	Quarter to Date	Year to Date
September 30, 2015	$362	$626
June 30, 2015	101	264
March 31, 2015	163	163

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

Table of Contents	F - 8	Financial Statement Index

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

Revenue Recognition

We recognize revenue as visitors are exposed to or react to advertisements on our websites and mobile applications, or when they purchase goods or services from our websites and mobile applications. With regard to revenue associated with video and social-media-based content that we create for third parties, we generally record such revenue when we deliver the content to the third parties.

Revenue from advertising is generated from the use of sponsored links and display advertising placed directly on our website pages, including both pay-per-performance advertising and paid-for-impression advertising. In the pay-per-performance model, we earn revenue based on the number of clicks or other actions taken associated with such ads, while in the paid-for-impression model, we earn revenue from the display of ads. We also earn advertising revenue from ads placed for third parties within content that we create and broadcast on our websites, which we recognize when we broadcast the content containing the ads.

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

Share-Based Compensation

We estimate the fair value of stock options awarded using the Black-Scholes-Merton option pricing model (the “BSM Model”). The BSM Model requires the following inputs:

•
Expected volatility of our stock price. We analyze the historical volatility of our stock price utilizing daily stock price returns, and we also review the stock price volatility of certain peers. Using the information developed from such analysis and our judgment, we estimate how volatile our stock price will be over the period we expect the stock options will remain outstanding.

•
Risk-free interest rate. We estimate the risk-free interest rate using data from the Federal Reserve Treasury Constant Maturity Instruments H.15 Release (a table of rates downloaded from the Federal Reserve website) as of the valuation date for a security with a remaining term that approximates the period over which we expect the stock options will remain outstanding.

•
Stock price, exercise price and expected term. We use an estimate of the fair value of our common stock on the measurement date, the exercise price of the option, and the period over which we expect the stock options will remain outstanding.

Table of Contents	F - 9	Financial Statement Index

Using the estimate of fair value from the BSM Model for stock option awards, or an estimate of the fair value of our common stock for restricted stock awards, we measure compensation expense as of the grant date for awards we grant to an employee. For awards we grant to a non-employee, we re-measure compensation expense at each balance sheet date. We recognize compensation expense over the requisite service period (generally the vesting period) of the award, net of forfeitures as they occur.

We do not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit).  For utilization of tax attributes upon the realization of net operating losses in the future, we apply the “with and without” approach, which allocates share-based compensation benefits last among other tax benefits recognized.

Concentrations of Credit Risk

We maintain most of our cash, approximately 98% of which is denominated in U.S. dollars, at two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000; however, at times, cash balances may exceed the FDIC-insured limit. As of December 31, 2016, we do not believe we have any significant concentrations of credit risk, although approximately $17.2 million of our cash balance, including restricted cash, exceeded the FDIC-insured limit. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the U.S. dollar, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations.  If, however, the U.S. dollar is devalued significantly against the Chinese currency, our cost to further develop our business in China could exceed original estimates.

Accounts Receivable

We regularly evaluate the collectability of trade receivable balances based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If we determine that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt will be recorded to reduce the related receivable to the amount expected to be recovered. We did not record a material amount of allowance for bad debt during 2016 or 2015.

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

Table of Contents	F - 10	Financial Statement Index

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

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or market in the line item Prepaid expense and other current assets.

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

During 2016, we recorded an impairment loss related to certain finite-lived intangible assets (see Note 9). We did not record any impairment of long-lived assets during 2015.

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

Table of Contents	F - 11	Financial Statement Index

During 2016 or 2015, we did not record any impairment of goodwill or indefinite-lived intangible assets.

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

During 2016 or 2015, we did not record any impairment of our investment in Sharecare.

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

Liabilities Related to Warrants Issued

We record certain common stock warrants we issued (see Note 4 for more detailed information) at fair value and recognize the change in the fair value of such warrants as a gain or loss which we report in the Other income (expense) section in our consolidated statement of operations. We report some of the warrants that we record at fair value as liabilities because they contain certain provisions allowing for reduction of their exercise price, while others are recorded as liabilities because they contain a conditional promise to issue a variable number of our common stock shares upon the warrants’ expiration, and the monetary amount of such obligation was fixed at the inception of the contract. We estimate the fair value of the warrants using the Monte Carlo Simulation method.

Deferred Merchant Booking

When customers book lodging, air travel or entertainment using our websites or mobile application, we record the cost we owe to the vendors providing the underlying service and report it as deferred merchant booking.  After the service date has

Table of Contents	F - 12	Financial Statement Index

passed these costs are recognized as a component of net revenue and included in the balance of accounts payable or accrued expense until payment is remitted to vendor.

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) modified the Accounting Standards Codification by issuing Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Because GAAP did not previously provide specific guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents for public companies, we followed common practice of reporting changes in restricted cash as a financing cash flow. Although ASU 2016-18 states that its amendments to GAAP are effective for public business entities in fiscal years beginning after December 15, 2017, we chose to adopt the amendments early, as permitted by ASU 2016-18. Our adoption of ASU 2016-18 did not have a material effect on our financial condition, results of operations or cash flows, or the reporting of our financial condition and results of operations, but the amount of cash flows from financing activities that we report in the comparative 2015 period did change as a result.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which changes GAAP primarily by requiring lessees to recognize, at lease commencement, a lease liability representing the present value of the lessee’s obligation to make lease payments, and a right-of-use asset representing the lessee’s right to use (or control the use of) a specified asset during the lease term, for leases classified as operating leases. For us the amendments in ASU 2016-02 will become effective on January 1, 2019, and early adoption is permitted. We are currently evaluating the impact that application of ASU 2016-02 will have on our consolidated financial statements, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for an entity to use to ensure that it recognizes revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For us, the amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2017, including interim periods therein. Though we do not believe that this guidance will have a material effect upon the financial condition, results of operations, cash flows or reporting thereof for most of our existing subsidiaries, we are evaluating the impact the guidance will have on the business we acquired in the CBG Acquisition.

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

Table of Contents	F - 13	Financial Statement Index

15 months to secure certain obligations of CBG under the CBG Purchase Agreement. We also agreed to provide resale registration rights for the shares of our common stock issuable upon exercise of the CBG Acquisition Warrants.

Concurrently with the closing of the CBG Acquisition, we entered into the Financing Amendment, pursuant to which the Lenders agreed (i) to extend additional credit under the Financing Agreement in the principal amount of $8.0 million and (ii) to modify certain of the financial covenants in the Financing Agreement, including financial covenants with respect to quarterly EBITDA levels, in a manner beneficial to us. The amount outstanding under the Financing Agreement will accrue interest at three month LIBOR plus 10.0% per annum, payable monthly, and has a maturity date of September 24, 2018. The Financing Amendment and related documents also provide for certain fees payable to the Lenders and for the issuance of the CBG Financing Warrants. As a condition to closing the Financing Amendment, we issued to affiliates of MGG warrants that, as of December 31, 2016, allow for the purchase of as many as 2,722,442 shares of our common stock at an exercise price of $5.40 per share, subject to certain anti-dilution adjustments (the “CBG Financing Warrants”). On September 20, 2016, we also entered into a Registration Rights Agreement to provide the holders of the CBG Financing Warrants with registration rights for the shares of our common stock issuable under such warrants.

The following table presents the aggregate consideration we paid in relation to the CBG Acquisition (in thousands):

Calculation of Purchase Price
Cash	$7,400
Warrants to purchase Remark common stock	7,993
Total purchase consideration	$15,393

For the year ended December 31, 2016, transaction costs related to the CBG Acquisition totaled $0.2 million and are recorded in General and administrative expense in the Consolidated Statements of Operations.

Our Consolidated Financial Statements include the operating results of assets acquired in the CBG Acquisition from the closing date of the CBG Acquisition. The following table presents our preliminary allocation of the purchase consideration we paid to the net tangible and intangible assets we acquired based on their estimated fair values on the closing date of the CBG Acquisition (in thousands):

Purchase Price Allocation
Cash and cash equivalents	$60
Accounts receivable	368
Other current assets	17
Total current assets	$445
Intangibles	9,206
Total identifiable assets acquired	$9,651
Accounts payable	528
Deferred revenue	145
Other current liabilities	11
Net identifiable assets acquired	$8,967
Goodwill	6,426
Total purchase consideration	$15,393

Our subsidiaries acquired in the CBG Acquisition contributed $0.6 million to consolidated net revenue and $0.6 million to consolidated net loss during the year ended December 31, 2016.

Table of Contents	F - 14	Financial Statement Index

The fair value of intangible assets acquired of $9.2 million consists of media content and broadcast rights with an estimated fair value of $2.1 million, customer relationships with an estimated fair value of $3.2 million, acquired technology with an estimated fair value of $0.2 million and tradenames with an estimated fair value of $3.7 million. Utilizing the straight-line method, we will amortize the media content and broadcast rights over a weighted-average useful life of approximately five years, the customer relationship intangible asset over a weighted-average useful life of approximately eight years, and the acquired technology intangible asset over a useful life of one year. Overall, the weighted-average useful life of the intangible assets we acquired is approximately seven years. We expect the tradenames to have an indefinite useful life.

The recorded goodwill primarily results from the synergies we expect to realize from the combination of the entities and the assembled workforce we acquired in connection with the CBG Acquisition.

Vegas.com LLC

On September 24, 2015, we completed the acquisition of all of the outstanding equity interests in Vegas.com pursuant to the terms of the Unit Purchase Agreement, dated as of August 18, 2015 (as amended, the “Purchase Agreement”), by and among Remark, Vegas.com and the equity owners of Vegas.com listed on the signature page thereto (the “VDC Acquisition”).

We paid aggregate consideration of $36.6 million that included cash, shares of our common stock, warrants allowing for the purchase of 8,601,410 shares of our common stock at $9.00 per share (the “VDC Acquisition Warrants”), and cash payments contingent upon the performance of Vegas.com in the years ending December 31, 2016, 2017 and 2018 (the “Earnout Payments”). We recorded $15.0 million, the amount by which the aggregate consideration exceeded the $21.6 million of the net identifiable assets that we acquired, as goodwill. The recorded goodwill primarily results from the synergies we expect to realize from the combination of the two companies and the assembled workforce we acquired in connection with the VDC Acquisition.

Table of Contents	F - 15	Financial Statement Index

The following table presents our allocation of the purchase consideration we paid to the net tangible and intangible assets we acquired based on their estimated fair values on the closing date of the VDC Acquisition (in thousands):

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

Concurrently with the closing of the VDC Acquisition, we entered into the Financing Agreement with the Lenders and MGG. As a condition to closing the Financing Agreement, we issued a warrant to an affiliate of MGG that, as of December 31, 2016, allows for the purchase of 2,755,662 shares of our common stock at $8.43 per share (the “VDC Financing Warrant”).

Also concurrently with the closing of the VDC Acquisition, to satisfy the closing conditions under the VDC Purchase Agreement, Vegas.com entered into a loan agreement with Bank of America, N.A., which currently expires on May 31, 2017, providing for a letter of credit facility with up to $9.3 million of availability (the “Letter of Credit Facility Agreement”).

Pro Forma Financial Information

The following table presents our unaudited pro forma combined historical results of operations as if we had consummated the CBG Acquisition, the VDC Acquisition and the financing transactions as of January 1, 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Net revenue	$61,615	$57,561
Net loss	$(23,743)	$(54,592)

Table of Contents	F - 16	Financial Statement Index

We calculated the pro forma amounts by applying our accounting policies and adjusting the results to reflect changes to items as if they had been recorded as of January 1, 2015. The pro forma net loss for the year ended December 31, 2016 excludes $9.2 million of loss on debt extinguishment, which amount was included in the pro forma net loss for the year ended December 31, 2015. Additionally, the pro forma financial information includes actual and estimated depreciation and amortization totaling approximately $12.6 million and $9.9 million during the years ended December 31, 2016 and 2015, respectively, as well as actual and estimated interest expense of $3.9 million and $4.0 million during the years ended December 31, 2016 and 2015, respectively, which excludes approximately $0.8 million of interest expense on CBG’s books during the year ended December 31, 2015. Finally, the year ended December 31, 2015 includes an adjustment for tax expense of approximately $0.7 million related to the acquisitions. We have presented the pro forma combined historical results of operations for informative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the CBG Acquisition occurred on the date indicated, or that may result in the future.

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase our common stock that are subject to potential anti-dilution adjustments or that contain put options or call options. During the second quarter of 2016, when preparing the quarterly estimate of fair value for the VDC Acquisition Warrants using the Black-Scholes-Merton model and the Monte Carlo Simulation model, management determined that the Monte Carlo Simulation model was providing an estimate that more closely aligned with what management believes will occur over the term of the VDC Acquisition Warrants. As a result, we elected to switch to using the Monte Carlo Simulation model to estimate the fair value of the VDC Acquisition Warrants.

We used the closing price of our common stock on the measurement date as one of the quantitative inputs to our model simulations. The following table presents other quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	December 31, 2016		December 31, 2015
Warrants issued in February 2012
Expected volatility	45.00%		55.00%
Risk-free interest rate	0.69%		0.92%
Expected remaining term (years)	0.66		1.66

	December 31, 2016		December 31, 2015
	VDC	CBG	VDC
Financing Warrants
Expected volatility	50.00%	50.00%	55.00%
Risk-free interest rate	1.64%	1.64%	1.70%
Expected remaining term (years)	3.73	3.73	4.73
Acquisition Warrants
Expected volatility	50.00%	50.00%	55.00%
Risk-free interest rate	1.64%	2.21%	1.76%
Expected remaining term (years)	3.73	6.72	4.74

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At December 31, 2016, we estimated that two future equity financing events would potentially occur within the subsequent twelve months.

Table of Contents	F - 17	Financial Statement Index

Our estimate of expected volatility and our stock price tend to have the most significant impact on the estimated fair value of the VDC and CBG Financing Warrants and the VDC and CBG Acquisition Warrants. If we added or subtracted five percentage points with regard to our estimate of expected volatility, or if our stock price increased or decreased by five percent, our estimates of fair value would change approximately as follows (in thousands):

Change in volatility	Increase	Decrease
CBG Financing Warrants	$350	$425
VDC Financing Warrant	350	400
CBG Acquisition Warrants	1,100	1,025
VDC Acquisition Warrants	775	600

Change in stock price
CBG Financing Warrants	$300	$350
VDC Financing Warrant	225	250
CBG Acquisition Warrants	525	400
VDC Acquisition Warrants	425	250

The following table presents the reconciliation of the beginning and ending balances of the liabilities associated with the VDC and CBG Acquisition Warrants, the VDC and CBG Financing Warrants and the warrants issued in February 2012 that remain outstanding (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2016	2015
Balance at beginning of period	$19,195	$512
New warrant issuances	11,625	13,252
Increase (decrease) in fair value	(5,790)	5,431
Balance at end of period	$25,030	$19,195

At December 31, 2016, the price of our common stock was less than the exercise price of the VDC Acquisition Warrants, effectively precluding exercise of the warrants. However, each holder has the right to sell its VDC Acquisition Warrant back to us on its expiration date in exchange for shares of our common stock having a value equivalent to the value of the VDC Acquisition Warrant at closing of the VDC Acquisition (reduced pro rata based on the percentage of the VDC Acquisition Warrant exercised), provided that this put option terminates if the closing price of our common stock equals or exceeds $10.16 for any 20 trading days during a period of 30 consecutive trading days at any time on or prior to the expiration date. If the holders had exercised the put option as if December 31, 2016 was the expiration date of the VDC Acquisition Warrants, we would have issued to the holders 2,544,530 shares with a fair value of $3.92 per share. The number of shares issuable upon exercise of the put option is calculated based on the volume weighted average price of our common stock during the 30 trading days ending on the warrants’ expiration date (“30-day VWAP”); the more that the 30-day VWAP decreases, the number of shares we would issue to the holders increases significantly.

Table of Contents	F - 18	Financial Statement Index

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

The following table presents the change during the year ended December 31, 2016 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$2,700
Change in fair value of contingent consideration	130
Balance at end of period	$2,830

On the Consolidated Balance Sheet, we included the current portion of the liability for contingent consideration as a component of Accrued expense and other liabilities, and the long-term portion as a component of Other liabilities (see Note 13).

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

The following table provides a reconciliation of the amounts separately reported as Cash and cash equivalents and Restricted cash on our consolidated balance sheets with the single line item reported on our consolidated statements of cash flows as Cash, cash equivalents and restricted cash (in thousands):

	December 31,
	2016	2015
Cash and cash equivalents	$6,893	$5,422
Restricted cash reported in current assets	9,405	9,416
Restricted cash reported in long-term assets	2,250	2,250
Total cash, cash equivalents and restricted cash	$18,548	$17,088

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of December 31, 2016, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

Table of Contents	F - 19	Financial Statement Index

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	December 31,
	2016	2015
Prepaid expense	$2,160	$1,675
Deposits	137	189
Inventory, net	314	526
Other current assets	712	247
Total	$3,323	$2,637

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

		December 31,
	Estimated Life (Years)	2016	2015
Vehicles	2	$150	$150
Computers and equipment	2 - 12	1,192	1,051
Furniture and fixtures	2 - 9	244	241
Software	3 - 5	19,538	16,876
Software development in progress		839	865
Leasehold improvements	1	166	47
Total property, equipment and software		$22,129	$19,230
Less accumulated depreciation		(6,598)	(1,892)
Total property, equipment and software, net		$15,531	$17,338

For the years ended December 31, 2016 and 2015, depreciation (and amortization of software) expense was $4.8 million and $0.7 million, respectively.

Table of Contents	F - 20	Financial Statement Index

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	December 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$3,041	$(1,554)	$1,487	$4,200	$(1,160)	$3,040
Customer relationships	27,064	(6,513)	20,551	23,866	(1,973)	21,893
Media content and broadcast rights	3,491	(541)	2,950	1,350	(113)	1,237
Acquired technology	578	(268)	310	436	(145)	291
Other intangible assets	68	(61)	7	68	(38)	30
	$34,242	$(8,937)	$25,305	$29,920	$(3,429)	$26,491
Indefinite-lived intangible assets
Trademarks and trade names	$12,001		$12,001	$8,276		$8,276
License to operate in China	100		100	100		100
Total intangible assets	$46,343		$37,406	$38,296		$34,867

We are amortizing the customer relationships, media broadcast rights and acquired technology intangible assets we acquired from CBG over weighted-average periods of 94 months, 63 months and 12 months, respectively; all finite-lived intangible assets acquired from CBG over a weighted-average period of 79 months; and all of our finite-lived intangible assets over a weighted-average period of 70 months. Total amortization expense was $5.5 million and $2.6 million for the year ended December 31, 2016 and 2015, respectively. As a result of our annual review of intangible assets for indications of impairment, we recognized a loss of approximately $1.2 million on certain partially impaired domain name intangible assets.

The following table presents the aggregate amortization expense related to finite-lived intangible assets for the next five years (in thousands):

For the year ending December 31:	Amount
2017	$6,122
2018	5,782
2019	5,690
2020	4,305
2021	996

Table of Contents	F - 21	Financial Statement Index

The following table summarizes the changes in goodwill during the year ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$18,514	$1,823	$20,337	$3,470	$1,823	$5,293
Business acquisitions	—	6,426	6,426	15,044	—	15,044
Balance at end of period	$18,514	$8,249	$26,763	$18,514	$1,823	$20,337

NOTE 10. INCOME TAXES

Income Tax Expense or Benefit

The following table presents the components of our provision for income taxes for the years ended December 31, 2016, and 2015, in thousands:

	Years Ended December 31,
	2016	2015
Current
Foreign	22	—
Deferred
Federal	724	—
Income tax provision as reported	746	—

The following table presents a reconciliation between the income tax benefit computed by applying the federal statutory rate and our actual income tax benefit:

	Years Ended December 31,
	2016	2015
Income tax benefit at federal statutory rate	(10,517)	(10,692)
State taxes, net of federal benefit	462	(364)
Change in deferred tax asset valuation allowance	8,772	12,301
Tax effects of:
Losses and rates in foreign jurisdictions	222	(1,595)
Other permanent items	1,807	350
Income tax provision as reported	746	—

Table of Contents	F - 22	Financial Statement Index

The following table presents loss before income tax attributable to domestic and to foreign operations (in thousands):

	Year Ended December 31,
	2016	2015
Domestic	$(29,503)	$(39,723)
Foreign	(1,430)	8,276
Loss before income taxes	$(30,933)	$(31,447)

Deferred Tax Assets and Liabilities

We record deferred tax assets and liabilities to account for the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. The temporary differences result in taxable or deductible amounts in future years.

The following table presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2016	2015
Deferred Tax Assets
Net operating loss carryforwards	31,949	29,880
Deferred income and reserves	341	276
Depreciation of fixed assets	1,169	(1,139)
Amortization of intangibles	2,632	2,654
Share-based compensation expense	17,642	15,090
Differences related to stock basis in equity investment	377	378
Other	4,358	2,027
Gross deferred tax assets	58,468	49,166
Valuation allowance	(57,346)	(48,044)
Deferred tax assets, net of valuation allowance	1,122	1,122
Deferred Tax Liabilities
Acquired intangible assets	(25)	(25)
Amortization of intangible assets	(1,840)	(1,116)
Foreign exchange gain/loss	(6)	(6)
Gross deferred tax liabilities	(1,871)	(1,147)
Net deferred tax liability	$(749)	$(25)

Table of Contents	F - 23	Financial Statement Index

The following table presents the changes in the deferred tax asset valuation allowance during the years ended December 31st:

	2016	2015
Balance at beginning of period	$48,044	$35,959
Increase related to net operating loss and cost and expense:
Incurred during the current year	8,772	12,301
Change related to prior-year true-ups	549	—
Effect of foreign exchange rate differences	(19)	(216)
Balance at end of period	$57,346	$48,044

Net operating losses available at December 31, 2016 to offset future taxable income in the U.S. federal, U.S. state, Hong Kong and China jurisdictions are $86.4 million, $31.7 million, $1.7 million and $3.9 million, respectively.  The income tax rates in Hong Kong and China are 16.5% and 25%, respectively.

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

For the years ended December 31, 2016 and 2015, we had no unrecognized tax benefits, and we have not taken any tax positions which we expect might significantly change unrecognized tax benefits during the 12 months following December 31, 2016.

 We file income tax returns in various domestic and foreign tax jurisdictions with varying statutes of limitations.  Our 2013 through 2016 tax years generally remain subject to examination by federal and most state tax authorities.  In significant foreign jurisdictions, our 2013 through 2016 tax years generally remain subject to examination by the relevant tax authorities.

NOTE 11. CAPITAL LEASE

Our Vegas.com subsidiary has leased certain computer hardware and related software that processes and stores its production data. Under the agreement, we will make one more payment of approximately $0.2 million in June 2017. After the final payment in June 2017, ownership of the hardware and software transfers to us.

Table of Contents	F - 24	Financial Statement Index

NOTE 12. LONG-TERM DEBT

The following table presents long-term debt as of December 31, 2016 (in thousands):

	December 31,
	2016	2015
Loan due September 2018	$35,500	27,500
Unamortized discount	—	(5,546)
Unamortized debt issuance cost	(175)	(338)
Carrying value of Loan	35,325	21,616
Exit fee payable in relation to Loan	2,500	2,000
Convertible promissory note payable to an accredited investor	100	100
Total long-term debt	$37,925	$23,716
Less: current portion	(100)	(100)
Long-term debt, less current portion and net of discount and debt issuance cost	37,825	23,616

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. As described in Note 3, we entered into the Financing Amendment on September 20, 2016 which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The Loan bears interest at three-month LIBOR (with a floor of 1%) plus 10% per annum, payable monthly, and has a maturity date of September 24, 2018. As of December 31, 2016, the applicable interest rate on the Loan was 11% per annum.

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

The Financing Agreement and the Security Agreement contain representations, warranties, affirmative and negative covenants (including financial covenants with respect to quarterly EBITDA levels and the value of our assets), events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Financing Agreement may result in the Loan amount outstanding and unpaid interest thereon, becoming immediately due and payable. At December 31, 2016, we were not in compliance with a financial covenant requiring minimum consolidated EBITDA of Remark and its subsidiaries for the year ended December 31, 2016 of $(1.8) million, as our actual consolidated EBITDA for such period was $(2.3) million, each as calculated on an annualized basis in accordance with the terms of the Financing Agreement.  In March 2017, the Lenders provided us with a waiver for this event and, based upon information available to us as of April 5, 2017, we believe we will be in compliance with the financial covenant regarding minimum consolidated EBITDA of Remark and its subsidiaries at future test dates.

We accounted for the Financing Amendment as a debt extinguishment, resulting in a loss consisting of the $4.6 million unamortized balance of debt discount and debt issuance cost immediately before the Financing Amendment, the $3.6 million fair value of the warrants we provided to the Lenders, the $0.5 million additional exit fee and the $0.4 million of cash we paid to the Lenders.

Table of Contents	F - 25	Financial Statement Index

NOTE 13. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	December 31, 2016	December 31, 2015
Contingent consideration liability, net of current portion	$1,840	$2,700
Capital lease obligation, net of current portion	—	179
Other	749	25
Total	$2,589	$2,904

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments

We are party to operating leases for office space, under which we incur rent expense that we recognize on a straight-line basis over the lease term. On February 29, 2016, we entered into a new lease for office space to serve as our corporate headquarters for a period of eight years. Based upon our planned use of lease incentives, we expect to pay approximately $10.6 million of base rent over the lease term. Upon executing the lease, we paid the landlord a $1.25 million security deposit which we have reported in Other long-term assets. Barring any default under the lease terms and upon our request, on the 12-month anniversary of the lease and at the end of each subsequent six-month period until the 30-month anniversary, the landlord will return to us a portion of the security deposit, with all of such repayments aggregating to approximately $1.0 million. The landlord will return the remaining balance of the security deposit to us within 30 days of the later of the end of the lease or our surrender of the premises, to the extent portions of the security deposit are not applied to unpaid amounts otherwise due under the lease.

For the years ended December 31, 2016 and 2015, we incurred approximately $2.6 million and $0.8 million of rent expense, respectively.

The following table presents future minimum lease payments under non-cancelable operating leases (in thousands):

Future Minimum Lease Payments
2017	$2,030
2018	3,089
2019	3,038
2020	3,038
2021	3,103
Thereafter	4,780
Total	$19,078

We did not reduce future minimum lease payments in the table above by minimum sublease rentals of approximately $0.2 million due in the future under noncancelable subleases.

Table of Contents	F - 26	Financial Statement Index

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

Equity Issuances

During the year ended December 31, 2016, we issued a total of 1,630,589 shares of our common stock to investors in certain private placements in exchange for approximately $7.3 million in cash.

On November 9, 2016, we entered into a common stock purchase agreement with Aspire Capital (the “Aspire Purchase Agreement”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. In consideration for entering into the Aspire Purchase Agreement, concurrently with the execution of such agreement, we issued to Aspire Capital 151,515 shares of our common stock. As of December 31, 2016, we had sold 602,614 shares of common stock in exchange for $2.5 million under the Aspire Purchase Agreement.

Concurrently with entering into the Aspire Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file with the Securities and Exchange Commission (the “SEC”) one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, the sale of the shares of our common stock that may be issued to Aspire Capital under the Aspire Purchase Agreement. We have filed with the SEC a prospectus supplement (File No. 333-202024) registering all of the shares of common stock that may be offered to Aspire Capital from time to time.

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

Stock options awarded generally expire 10 years from the grant date. All forms of equity awards vest upon the passage of time (primarily over two years).

Table of Contents	F - 27	Financial Statement Index

We estimate the fair value of stock option awards using the BSM Model. During the periods noted, we applied the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015
Expected term in years	6.0	6.0
Expected volatility	51.3%	93.9%
Expected dividends	—%	—%
Risk-free interest rates	1.59%	1.81%

Because we lacked a sufficient amount of historical data to estimate the expected term and because the stock option awards we issued are “plain vanilla” awards, we estimated the expected term using a simplified method which sums the vesting period and the contractual period and divides the sum by two. The risk-free interest rate is based on the U.S. Treasury yield curve appropriate for the expected term on the date of grant, and we estimate the expected volatility primarily using the historical volatility of our common stock. Actual compensation, if any, ultimately realized may differ significantly from the amount estimated using an option-pricing model.

The following table summarizes stock option activity as of December 31, 2016, and changes during the twelve months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	4,327,653	$6.23
Granted	3,746,050	3.89
Exercised	(103,700)	2.79
Forfeited, cancelled or expired	(625,863)	10.37
Outstanding at December 31, 2016	7,344,140	$5.01	8.4	$12
Options exercisable at December 31, 2016	6,719,349	$5.06	8.3	$9

On January 11, 2016, our stockholders approved the grant of an option to purchase 350,000 shares of our common stock at an exercise price of $4.10 per share to Kai-Shing Tao, our Chief Executive Officer and Chairman of the Board. We recorded the entire $1.0 million of compensation expense associated with the award, which award was made outside of our incentive plans, because Mr. Tao had fully vested in the award at the time we received stockholder approval.

We received approximately $0.1 million in proceeds from stock option exercises during 2016.

Table of Contents	F - 28	Financial Statement Index

The following table summarizes the status of non-vested stock options as of December 31, 2016, and changes during the year then ended:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2016	193,689	$800
Granted	3,746,050	7,472
Vested	(3,147,509)	7,288
Forfeited	(167,439)	389
Non-vested at December 31, 2016	624,791	$1,407

For the year ended December 31, 2015, the weighted-average grant-date fair value of options granted was $9.5 million. For the years ended December 31, 2016 and 2015, the total intrinsic value of options exercised was approximately $0.2 million for each year.

The following table summarizes the restricted stock activity under our equity incentive plans as of December 31, 2016, and changes during the twelve months then ended:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2016	—	$—
Granted	131,983	554
Vested	(131,983)	554
Non-vested at December 31, 2016	—	$—

During the years ended December 31, 2016 and 2015, we incurred share-based compensation expense of $7.2 million and $9.0 million, respectively.

As of December 31, 2016, awards representing 7.7 million shares or potential shares of our common stock remained outstanding, and we can issue awards representing 2.8 million shares or potential shares of our common stock under active share-based compensation plans.

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Year Ended December 31,
	2016	2015
Stock options	$6,610	$9,032
Restricted stock	554	—
Total	$7,164	$9,032

Table of Contents	F - 29	Financial Statement Index

The following table presents information regarding unrecognized share-based compensation cost associated with stock options:

December 31, 2016
Unrecognized share-based compensation cost for non-vested awards (in thousands)	$1,367
Weighted-average years over which unrecognized share-based compensation expense will be recognized	1.1

Net Income (Loss) per Share

For the year ended December 31, 2016 and 2015, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

•
the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued), and the CBG Financing Warrants, which may be exercised to purchase 2,722,442 shares of our common stock at a per-share exercise price of $5.40;

•
the outstanding VDC Acquisition Warrants, which may be exercised to purchase 8,601,410 shares of our common stock at a per-share exercise price of $9.00, and the outstanding VDC Financing Warrant, which may be exercised to purchase 2,755,662 shares of our common stock at a per-share exercise price of $8.43;

•
the warrants issued in conjunction with our acquisition of Hotelmobi, Inc., which may be exercised to purchase 1,000,000 shares of our common stock, half at a per-share exercise price of $8.00 and half at a per-share exercise price of $12.00; and

•	the warrants issued in conjunction with a private placement in 2012, which may be exercised to purchase 215,278 shares of our common stock at a per-share exercise price of $4.88.

NOTE 16. SEGMENT INFORMATION

The following tables present certain information regarding our travel and entertainment segment for the year ended December 31, 2016. Because the segment-related amounts for the year ended December 31, 2015 resulted from operations occurring in a time period less than a full fiscal year (primarily all in the fourth quarter of 2016) and, therefore, does not represent a like-for-like comparison with the 2016 amounts, we have not presented such information.

In the presentation of our segment information, we include Adjusted EBITDA, which is a “non-GAAP financial measure” as defined in Item 10(e) of Regulation S-K promulgated by the SEC. We use Adjusted EBITDA as a supplement to operating income (loss), the most comparable GAAP financial measure, to evaluate the operational performance of our reportable segment. Adjusted EBITDA represents operating income (loss) plus depreciation and amortization expense, share-based compensation expense, impairments and net other income, less other loss. You should not consider our presentation of Adjusted EBITDA in isolation, or consider it superior to, or as a substitute for, financial information prepared and presented in accordance with GAAP. You should also note that our calculation of Adjusted EBITDA may be different from the calculation of Adjusted EBITDA or similarly-titled non-GAAP financial measures used by other companies; therefore, our Adjusted EBITDA may not be comparable to such other measures.

Table of Contents	F - 30	Financial Statement Index

The following table presents certain financial information for our travel and entertainment segment (in thousands):

	Segment	Corporate Entity and Other	Consolidated
Year Ended December 31, 2016
GAAP financial measures:
Net revenue	$56,831	$2,497	$59,328
Operating loss	$(1,361)	$(21,236)	$(22,597)
Non-GAAP financial measure:
Adjusted EBITDA	$6,921	$(11,180)	$(4,259)

The following table reconciles Adjusted EBITDA for the segment and for the corporate entity and other business units to Operating loss (in thousands):

	Segment	Corporate Entity and Other	Consolidated
Year Ended December 31, 2016
Adjusted EBITDA	$6,921	$(11,180)	(4,259)
Less:
Depreciation, amortization and impairments	(8,431)	(3,027)	(11,458)
Share-based compensation expense	—	(7,164)	(7,164)
Other income, net	(29)	—	(29)
Plus:
Other loss	178	135	313
Operating loss	$(1,361)	$(21,236)	$(22,597)

The following table presents total assets for our travel and entertainment segment as of December 31, 2016 (in thousands):

Total Assets
Travel and entertainment segment	$76,074
Corporate entity and other business units	29,625
Consolidated	$105,699

During the year ended December 31, 2016, capital expenditures for the travel and entertainment segment totaled $1.6 million.

NOTE 17. RELATED PARTY TRANSACTIONS

Secured Convertible Notes

Our Chairman of the Board and Chief Executive Officer, Kai-Shing Tao, is the manager of and a member of Digipac LLC (“Digipac”), of which our Chief Financial Officer, Douglas Osrow, is also a member. Effective September 23, 2015, we amended our $3.5 million Senior Secured Convertible Promissory Note dated January 29, 2014 with Digipac to reduce the conversion price and automatically convert the unpaid principal amount of and all accrued and unpaid interest under the note into shares of our common stock. On the same day, Digipac converted into shares of our common stock the unpaid principal

Table of Contents	F - 31	Financial Statement Index

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

We incurred interest expense on the related-party notes of $0.4 million during the year ended December 31, 2015.

NOTE 18. SUBSEQUENT EVENTS

Private Placements of Common Stock

On January 23, 2017 and March 16, 2017, we issued a total of 290,000 and 92,308 shares, respectively, of our common stock in private placements in exchange for $1.5 million and $0.3 million, respectively. Except for an amount equal to the par value of the shares issued, we recorded the proceeds in additional paid-in capital.

We made the offer and sale of securities in the above-described private placements in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investors in purchase agreements we entered into with the investors.

Table of Contents	F - 32	Financial Statement Index