Form 10-Q
period 2017-03-31
REMARK HOLDINGS, INC.
filed 2017-05-15
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
Commission File Number 001-33720
Remark Holdings, Inc.

Delaware	33-1135689
State of Incorporation	IRS Employer Identification Number

3960 Howard Hughes Parkway, Suite 900 Las Vegas, NV 89169	702-701-9514
Address, including zip code, of principal executive offices	Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 12, 2017, a total of 22,653,322 shares of our common stock were outstanding.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this Quarterly Report on Form 10-Q contains forward-looking statements, including information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. You will find forward-looking statements principally in the sections entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements.

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

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$8,603	$6,893
Restricted cash	9,406	9,405
Trade accounts receivable	951	1,372
Prepaid expense and other current assets	3,913	3,323
Notes receivable, current	190	181
Total current assets	23,063	21,174
Restricted cash	2,250	2,250
Notes receivable	—	190
Property and equipment, net	15,020	15,531
Investment in unconsolidated affiliate	1,030	1,030
Intangibles, net	35,858	37,406
Goodwill	26,768	26,763
Other long-term assets	1,392	1,355
Total assets	$105,381	$105,699
Liabilities and Stockholders’ Equity
Accounts payable	$10,934	$16,546
Accrued expense and other current liabilities	14,130	13,965
Deferred merchant booking	13,592	6,991
Deferred revenue	7,109	4,072
Current maturities of long-term debt	100	100
Capital lease obligations	179	179
Total current liabilities	46,044	41,853
Long-term debt, less current portion and net of debt issuance cost	37,848	37,825
Warrant liability	18,461	25,030
Other liabilities	4,087	3,591
Total liabilities	106,440	108,299

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,614,312 and 22,232,004 shares issued and outstanding; each at March 31, 2017 and December 31, 2016, respectively	23	22
Additional paid-in-capital	192,096	190,507
Accumulated other comprehensive loss	(40)	(16)
Accumulated deficit	(193,138)	(193,113)
Total stockholders’ equity (deficit)	(1,059)	(2,600)
Total liabilities and stockholders’ equity	$105,381	$105,699
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue, net	$15,299	$14,254
Cost and expense
Cost of revenue (excluding depreciation and amortization)	2,664	2,349
Sales and marketing	5,875	5,528
Technology and development	908	404
General and administrative	8,326	8,420
Depreciation and amortization	2,861	2,397
Other operating expense	45	332
Total cost and expense	20,679	19,430
Operating loss	(5,380)	(5,176)
Other income (expense)
Interest expense	(1,018)	(1,210)
Other income, net	19	29
Change in fair value of warrant liability	6,569	3,985
Other loss	(31)	(3)
Total other income, net	5,539	2,801
Income (loss) before income taxes	159	(2,375)
Provision for income taxes	(184)	—
Net loss	$(25)	$(2,375)

Weighted-average shares outstanding, basic and diluted	22,468	19,736

Net loss per share, basic and diluted	$—	$(0.12)
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$1,209	$4,686
Cash flows from investing activities:
Purchases of property, equipment and software	(813)	(715)
Net cash used in investing activities	(813)	(715)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,315	801
Net cash provided by financing activities	1,315	801
Net increase in cash, cash equivalents and restricted cash	1,711	4,772
Cash, cash equivalents and restricted cash:
Beginning of period	18,548	17,088
End of period	$20,259	$21,860

Supplemental cash flow information:
Cash paid for interest	$989	$777
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”) own, operate and acquire innovative digital media properties across multiple verticals, such as travel, personal finance, social media, young adult lifestyle and entertainment, that deliver culturally relevant, dynamic content that attracts and engages users around the world. We leverage our unique digital media assets to target the Millennial demographic, which provides us with access to fast-growing, lucrative markets. Our common stock is listed on the Nasdaq Capital Market under the ticker symbol MARK.

Liquidity Considerations

During the three months ended March 31, 2017, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $193.1 million and a cash and cash equivalents balance of $8.6 million, both amounts as of March 31, 2017. Also as of March 31, 2017, we had a negative working capital balance of $23.0 million. Our net revenue during the three months ended March 31, 2017 was $15.3 million.

During the three months ended March 31, 2017, we issued a total of 382,308 shares of our common stock to accredited investors in certain private placements in exchange for approximately $1.3 million in cash.

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

Comparability

We reclassified an amount in the December 31, 2016 Consolidated Balance Sheet to conform to the current presentation as of March 31, 2017.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2017, with the audited Consolidated Balance Sheet amounts as of December 31, 2016 presented for comparative purposes, and the related unaudited

Table of Contents	4	Financial Statement Index

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

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of March 31, 2017, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Consolidation

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation. The equity of certain of our subsidiaries is either partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP. While preparing our financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets, the useful lives of property and equipment, stock-based compensation, the fair value of the warrant liability, income taxes, inventory reserve and purchase price allocation, among other items.

Changes to Significant Accounting Policies

We have made no material changes to our significant accounting policies as reported in our 2016 Form 10-K.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which changes GAAP primarily by requiring lessees to recognize, at lease commencement, a lease liability representing the present value of the lessee’s obligation to make lease payments, and a right-of-use asset representing the lessee’s right to use (or control the use of) a specified asset during the lease term, for leases classified as operating leases. For us the amendments in ASU 2016-02 will become effective on January 1, 2019, and early adoption is permitted. We are currently evaluating the impact that application of ASU 2016-02 will have on our consolidated financial statements, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for an entity to use to ensure that it recognizes revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For us, the amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2017, including interim periods therein. Though we do not believe that this guidance will have a material effect upon the financial condition, results of operations, cash flows or reporting thereof for most of our existing subsidiaries, we are evaluating the impact the guidance will have on the business we acquired when we, together with our wholly-owned subsidiary KanKan Limited, completed the acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) on

Table of Contents	5	Financial Statement Index

September 20, 2016, pursuant to the terms of the Second Amended and Restated Asset and Securities Purchase Agreement, dated as of the same date.

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

NOTE 3. BUSINESS ACQUISITIONS

China Branding Group Limited

We completed the CBG Acquisition on September 20, 2016. The aggregate consideration of $15.4 million included $7.4 million of cash and the future issuance of seven-year warrants (the “CBG Acquisition Warrants”) to purchase 5,750,000 shares of our common stock at $10.00 per share, subject to certain anti-dilution adjustments. For more information regarding the CBG Acquisition, see Note 3 to the Consolidated Financial Statements in our 2016 Form 10-K.

We based our preliminary allocation of the purchase consideration we paid to the net tangible and intangible assets we acquired based on their estimated fair values on the closing date of the CBG Acquisition. Such fair values represented our best estimates based on information available to us at the time we calculated the estimates. Final purchase accounting is not yet complete, and additional adjustments are likely during the measurement period. We did not record any material adjustments to acquisition-date values during the three months ended March 31, 2017.

The following table presents the current status of our preliminary allocation of the purchase consideration we paid to the net tangible and intangible assets we acquired based on their estimated fair values on the closing date of the CBG Acquisition (in thousands):

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

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase our common stock that are subject to potential anti-dilution adjustments or that contain put options or call options. Our outstanding warrants include warrants we issued in connection with our acquisition of all of the outstanding equity interests in Vegas.com, LLC (“Vegas.com”) in September 2015 (the “VDC Acquisition”) and the financing related thereto (referred to herein as the VDC Acquisition Warrants and the VDC Financing Warrants, respectively), the CBG Acquisition Warrants and warrants we issued in connection with the Financing Amendment (the “CBG Financing Warrants”).

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	March 31, 2017		December 31, 2016
Warrants issued in February 2012
Expected volatility	45.00%		45.00%
Risk-free interest rate	0.89%		0.69%
Expected remaining term (years)	0.41		0.66

	March 31, 2017		December 31, 2016
	VDC	CBG	VDC	CBG
Financing Warrants
Expected volatility	50.00%	50.00%	50.00%	50.00%
Risk-free interest rate	1.60%	1.60%	1.64%	1.64%
Expected remaining term (years)	3.48	3.48	3.73	3.73
Acquisition Warrants
Expected volatility	50.00%	50.00%	50.00%	50.00%
Risk-free interest rate	1.60%	2.14%	1.64%	2.21%
Expected remaining term (years)	3.48	6.47	3.73	6.72

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At March 31, 2017, we estimated that four future equity financing events would potentially occur within the subsequent twelve months.

Table of Contents	7	Financial Statement Index

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

Change in volatility	Increase	Decrease
CBG Financing Warrants	$245	$300
VDC Financing Warrants	280	305
CBG Acquisition Warrants	750	690
VDC Acquisition Warrants	430	430

Change in stock price
CBG Financing Warrants	$165	$220
VDC Financing Warrants	140	110
CBG Acquisition Warrants	290	230
VDC Acquisition Warrants	170	170

The following table presents the reconciliation of the beginning and ending balances of the liabilities associated with the VDC and CBG Acquisition Warrants, the VDC and CBG Financing Warrants and the warrants issued in February 2012 that remain outstanding (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2017	2016
Balance at beginning of period	$25,030	$19,195
New warrant issuances	—	11,625
Increase (decrease) in fair value	(6,569)	(5,790)
Balance at end of period	$18,461	$25,030

At March 31, 2017, the price of our common stock was less than the exercise price of the VDC Acquisition Warrants, effectively precluding exercise of the warrants. However, each holder has the right to sell its VDC Acquisition Warrant back to us on its expiration date in exchange for shares of our common stock having a value equivalent to the value of the VDC Acquisition Warrant at closing of the VDC Acquisition (reduced pro rata based on the percentage of the VDC Acquisition Warrant exercised), provided that this put option terminates if the closing price of our common stock equals or exceeds $10.16 for any 20 trading days during a period of 30 consecutive trading days at any time on or prior to the expiration date. If the holders had exercised the put option as if March 31, 2017 was the expiration date of the VDC Acquisition Warrants, we would have issued to the holders 3,267,974 shares with a fair value of $2.96 per share. The number of shares issuable upon exercise of the put option is calculated based on the volume weighted average price of our common stock during the 30 trading days ending on the warrants’ expiration date (“30-day VWAP”); the more that the 30-day VWAP decreases, the number of shares we would issue to the holders increases significantly.

Table of Contents	8	Financial Statement Index

Contingent Consideration Issued in Business Acquisition

We used the discounted cash flow valuation technique to estimate the fair value of the liability related to certain cash payments stipulated in the VDC Acquisition that are contingent upon the performance of Vegas.com in the year ended December 31, 2016, and in the years ending December 31, 2017 and 2018 (the “Earnout Payments”). The significant unobservable inputs that we used, which we classify in Level 3 of the fair value hierarchy, were projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), the probability of achieving certain amounts of EBITDA, and the rate used to discount the liability.

The following table presents the change during the three months ended March 31, 2017 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$2,830
Change in fair value of contingent consideration	30
Balance at end of period	$2,860

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

The following table provides a reconciliation of the amounts separately reported as Cash and cash equivalents and Restricted cash on our consolidated balance sheets with the single line item reported on our consolidated statements of cash flows as Cash, cash equivalents and restricted cash (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$8,603	$6,893
Restricted cash reported in current assets	9,406	9,405
Restricted cash reported in long-term assets	2,250	2,250
Total cash, cash equivalents and restricted cash	$20,259	$18,548

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of March 31, 2017, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

Table of Contents	9	Financial Statement Index

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	March 31, 2017	December 31, 2016
Prepaid expense	$2,884	$2,160
Deposits	145	137
Inventory	342	314
Other current assets	542	712
Total	$3,913	$3,323

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	March 31, 2017	December 31, 2016
Vehicles	2	$150	$150
Computers and equipment	2 - 12	1,318	1,192
Furniture and fixtures	2 - 9	244	244
Software	3 - 5	19,564	19,538
Software development in progress		1,495	839
Leasehold improvements	1	162	166
Total property, equipment and software		$22,933	$22,129
Less accumulated depreciation		(7,913)	(6,598)
Total property, equipment and software, net		$15,020	$15,531

For the three months ended March 31, 2017 and 2016, depreciation (and amortization of software) expense was $1.3 million and $0.6 million, respectively.

Table of Contents	10	Financial Statement Index

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	March 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$3,041	$(1,619)	$1,422	$3,041	$(1,554)	$1,487
Customer relationships	27,064	(7,708)	19,356	27,064	(6,513)	20,551
Media content and broadcast rights	3,491	(766)	2,725	3,491	(541)	2,950
Acquired technology	578	(325)	253	578	(268)	310
Other intangible assets	68	(67)	1	68	(61)	7
	$34,242	$(10,485)	$23,757	$34,242	$(8,937)	$25,305
Indefinite-lived intangible assets
Trademarks and trade names	$12,001		$12,001	$12,001		$12,001
License to operate in China	100		100	100		100
Total intangible assets	$46,343		$35,858	$46,343		$37,406

Total amortization expense was $1.5 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the changes in goodwill during the three months ended March 31, 2017 and the year ended December 31, 2016 (in thousands):

	Three Months Ended March 31, 2017			Year Ended December 31, 2016
	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$18,514	$8,249	$26,763	$18,514	$1,823	$20,337
Business acquisitions	—	—	—	—	6,426	6,426
Other	—	5	5	—	—	—
Balance at end of period	$18,514	$8,254	$26,768	$18,514	$8,249	$26,763

Table of Contents	11	Financial Statement Index

NOTE 10. CAPITAL LEASE

Our Vegas.com subsidiary has leased certain computer hardware and related software that processes and stores its production data. Under the agreement, we will make one more payment of approximately $0.2 million in June 2017. After the final payment in June 2017, ownership of the hardware and software transfers to us.

NOTE 11. LONG-TERM DEBT

The following table presents long-term debt as of March 31, 2017 (in thousands):

	March 31, 2017	December 31, 2016
Loan due September 2018	$35,500	35,500
Unamortized debt issuance cost	(152)	(175)
Carrying value of Loan	35,348	35,325
Exit fee payable in relation to Loan	2,500	2,500
Convertible promissory note payable to an accredited investor	100	100
Total long-term debt	$37,948	$37,925
Less: current portion	(100)	(100)
Long-term debt, less current portion and net of debt issuance cost	37,848	37,825

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. As described in Note 3, we entered into the Financing Amendment on September 20, 2016 which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The Loan bears interest at three-month LIBOR (with a floor of 1%) plus 10% per annum, payable monthly, and has a maturity date of September 24, 2018. As of March 31, 2017, the applicable interest rate on the Loan was 11% per annum.

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

The Financing Agreement and the Security Agreement contain representations, warranties, affirmative and negative covenants (including financial covenants with respect to quarterly EBITDA levels and the value of our assets), events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Financing Agreement may result in the Loan amount outstanding and unpaid interest thereon, becoming immediately due and payable. As of and for the three months ended March 31, 2017, we were in compliance with all applicable financial covenants under the Financing Agreement.

Table of Contents	12	Financial Statement Index

NOTE 12. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	March 31, 2017	December 31, 2016
Contingent consideration liability, net of current portion	$1,860	$1,840
Deferred rent	1,294	1,002
Deferred tax liability, net	933	749
Total	$4,087	$3,591

NOTE 13. COMMITMENTS AND CONTINGENCIES

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities.

NOTE 14. STOCKHOLDERS' EQUITY AND NET LOSS PER SHARE

Equity Issuances

During the three months ended March 31, 2017, we issued a total of 382,308 shares of our common stock to investors in certain private placements in exchange for approximately $1.3 million in cash.

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

The following table summarizes the stock option activity under our equity incentive plans as of March 31, 2017, and changes during the three months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	7,344,140	$5.01
Granted	44,000	3.20
Forfeited, cancelled or expired	(111,127)	4.47
Outstanding at March 31, 2017	7,277,013	$5.00	8.1	$5
Options exercisable at March 31, 2017	6,689,542	$5.06	8.0	$5

Table of Contents	13	Financial Statement Index

We incurred share-based compensation expense of $0.3 million and $1.4 million, respectively, during the three months ended March 31, 2017 and 2016.

Net Income (Loss) per Share

For the three months ended March 31, 2017 and 2016, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

•
the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued), and the outstanding CBG Financing Warrants, which may be exercised to purchase 2,739,229 shares of our common stock at an exercise price of $5.36 per share;

•
the outstanding VDC Acquisition Warrants, which may be exercised to purchase 8,601,410 shares of our common stock at an exercise price of $9.00 per share, and the outstanding VDC Financing Warrants, which may be exercised to purchase 2,783,513 shares of our common stock at an exercise price of $8.34 per share;

•
the warrants issued in conjunction with our acquisition of Hotelmobi, Inc., which may be exercised to purchase 1,000,000 shares of our common stock, half at an exercise price of $8.00 per share and half at an exercise price of $12.00 per share; and

•	the warrants issued in conjunction with a private placement in 2012, which may be exercised to purchase 215,278 shares of our common stock at an exercise price of $4.85 per share.

NOTE 15. SEGMENT INFORMATION

In the presentation of our segment information, we include Adjusted EBITDA, which is a “non-GAAP financial measure” as defined in Item 10(e) of Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”). We use Adjusted EBITDA as a supplement to operating income (loss), the most comparable GAAP financial measure, to evaluate the operational performance of our reportable segment. Adjusted EBITDA represents operating income (loss) plus depreciation and amortization expense, share-based compensation expense, impairments and net other income, less other loss. You should not consider our presentation of Adjusted EBITDA in isolation, or consider it superior to, or as a substitute for, financial information prepared and presented in accordance with GAAP. You should also note that our calculation of Adjusted EBITDA may be different from the calculation of Adjusted EBITDA or similarly-titled non-GAAP financial measures used by other companies; therefore, our Adjusted EBITDA may not be comparable to such other measures.

The following table presents certain financial information regarding our travel and entertainment segment for the three months ended March 31, 2017 and 2016 (in thousands):

Table of Contents	14	Financial Statement Index

	Segment	Corporate Entity and Other	Consolidated
Three Months Ended March 31, 2017
GAAP financial measures:
Net revenue	$14,193	$1,106	$15,299
Operating loss	$(1,455)	$(3,925)	$(5,380)
Non-GAAP financial measure:
Adjusted EBITDA	$604	$(2,860)	$(2,256)

Three Months Ended March 31, 2016
GAAP financial measures:
Net revenue	$13,543	$711	$14,254
Operating loss	$(1,383)	$(3,793)	$(5,176)
Non-GAAP financial measure:
Adjusted EBITDA	$645	$(1,988)	$(1,343)

The following table reconciles Adjusted EBITDA for the segment and for the corporate entity and other business units to Operating loss (in thousands):

	Segment	Corporate Entity and Other	Consolidated
Three Months Ended March 31, 2017
Adjusted EBITDA	$604	$(2,860)	(2,256)
Less:
Depreciation, amortization and impairments	(2,040)	(821)	(2,861)
Share-based compensation expense	—	(275)	(275)
Other income, net	(19)	—	(19)
Plus:
Other loss	—	31	31
Operating loss	$(1,455)	$(3,925)	$(5,380)

Three Months Ended March 31, 2016
Adjusted EBITDA	$645	$(1,988)	(1,343)
Less:
Depreciation, amortization and impairments	(1,999)	(398)	(2,397)
Share-based compensation expense	—	(1,410)	(1,410)
Other income, net	(29)	—	(29)
Plus:
Other loss	—	3	3
Operating loss	$(1,383)	$(3,793)	$(5,176)

Table of Contents	15	Financial Statement Index

The following table presents total assets for our travel and entertainment segment (in thousands):

	March 31, 2017	December 31, 2016
Travel and entertainment segment	$76,611	$76,074
Corporate entity and other business units	28,770	29,625
Consolidated	$105,381	$105,699

During the three months ended March 31, 2017 and 2016, capital expenditures for the travel and entertainment segment totaled $0.4 million and $0.3 million, respectively.

NOTE 16. SUBSEQUENT EVENT

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, requires us to repay the note plus a fee of $115,000 on the maturity date of June 30, 2017. If we do not repay the outstanding principal amount on the maturity date, the note accrues interest at $500 per day until we repay the note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2017 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

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

During the three months ended March 31, 2017, we earned most of our revenue from sales of travel and entertainment products, with various advertising mechanisms and merchandise sales also contributing to our revenue.

With regard to the operations of our travel and entertainment segment, our sales via mobile devices were a significant percentage of total sales. We intend to continue investing in improvements to our mobile platform, including a project to ensure customers receive current data on their travel and entertainment options as rapidly as possible as they use our mobile platform. We view improving and expanding our presence on mobile devices as the best way in which we can differentiate our Vegas.com offerings from our competitors’ offerings, as our competitors in the Las Vegas market tend to be “brick-and-mortar” operations, and drive increases in revenue.

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

Table of Contents	16	Financial Statement Index

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

Matters Affecting Comparability of Results

We completed the CBG Acquisition on September 20, 2016. Our financial condition at March 31, 2017, and our results of operations for the three months ended March 31, 2017 include the results from our subsidiaries acquired in the CBG Acquisition, while the same period in 2016 does not include results from our subsidiaries acquired in the CBG Acquisition.

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2017, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2016 Form 10-K.

RESULTS OF OPERATIONS

Reportable Segment Results

			Change
Revenue, net	2017	2016	Dollars	Percentage
Three months ended March 31st	$14,193	$13,543	$650	5%

Our reportable segment results during the three months ended March 31, 2017 in comparison to the same period of 2016, including the increase in net revenue, were primarily affected by the various improvements we have made to our Vegas.com website and mobile application. The improvements led to an increase in our conversion of traffic on our Vegas.com website and mobile application which boosted show ticket sales. The increased show ticket sales through our Vegas.com website and mobile application, as well as improved commission rates we earn on sales of third-party show tickets, increased net revenue by approximately $1.8 million, and contributed to corresponding increases in cost of revenue and in sales and marketing expense. The increased net revenue from show ticket sales was partially offset by a decrease of approximately $0.3 million in net revenue from tour sales and a decrease of approximately $0.5 million in net revenue from sales of hotel room nights and hotel and air travel packages, as well as immaterial decreases in other various revenue categories. A portion of the decreases in tour sales and in sales of hotel room nights and hotel and air travel packages resulted from a continuing decline in traffic to the LasVegas.com website. The decreased sales through the LasVegas.com website led to our decision to assume full control over operation of the LasVegas.com website by the third quarter of 2017.

The increase of approximately $0.6 million in Technology and development expense during the three months ended March 31, 2017 relates to licensing fees we incurred in relation to the LasVegas.com website beginning in July 2016 when the term of the related agreement became month-to-month. Prior to July 2016, our payments under the agreement were reducing a previously-established liability related to the portion of the agreement term during which we were committed to make payments.

Table of Contents	17	Financial Statement Index

Consolidated Results

			Change
Revenue, net	2017	2016	Dollars	Percentage
Three months ended March 31st	$15,299	$14,254	$1,045	7%

Consolidated results of operations were primarily impacted by the results of operations of our travel and entertainment segment, as described above, with additional contribution from the operations of the subsidiaries we acquired in the CBG Acquisition. Excluding the increase in net revenue earned by the travel and entertainment segment and the $0.3 million of net revenue earned by the subsidiaries we acquired in the CBG Acquisition, consolidated net revenue earned during the three months ended March 31, 2017 did not materially change compared to the same period of 2016.

For the three months ended March 31, 2017, the CBG Acquisition added approximately $0.3 million to Depreciation and amortization, and $0.6 million to General and administrative expense. In addition, in January 2016, we granted an option to purchase shares of our common stock to an executive. Such grant resulted in $1.0 million of share-based compensation expense included in General and administrative expense during the three months ended March 31, 2016, while we did not grant a similar award during the three months ended March 31, 2017. The effect of the decrease in share-based compensation expense was partially offset by individually immaterial increases in other expenses, primarily in rent and in salaries and benefits costs related to our subsidiaries operating in China, which categories each added approximately $0.2 million.

Our issuance of the CBG Financing Warrants and the CBG Acquisition Warrants was the primary cause of the differences in the amount of change we recorded in relation to estimating the fair value of the warrant liabilities at the reporting date.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the three months ended March 31, 2017, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $193.1 million and a cash and cash equivalents balance of $8.6 million, both amounts as of March 31, 2017. Our net revenue during the three months ended March 31, 2017 was $15.3 million.

During the three months ended March 31, 2017, we issued a total of 382,308 shares of our common stock to accredited investors in certain private placements in exchange for approximately $1.3 million in cash.

On September 24, 2015, concurrently with the closing of the VDC Acquisition, we entered into the Financing Agreement, pursuant to which the Lenders extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $27.5 million. On September 20, 2016, concurrently with the closing of the CBG Acquisition, we entered into the Financing Amendment which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The Loan amount outstanding accrues interest at three-month LIBOR plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $2.5 million exit fee, and for the issuance of the VDC Financing Warrants, which provide the holders with the right to sell the warrant back to Remark on its expiration date in exchange for $3.0 million in cash (reduced pro rata based on the percentage of the warrant exercised). As of March 31, 2017, $35.5 million of aggregate principal remained outstanding under the Loan.

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets.  If we fail to comply with any financial covenant under the Financing Agreement going forward, under certain circumstances after a cure period, the Lender may demand the repayment of the Loan amount outstanding and unpaid interest thereon, which could have a material adverse effect on our financial condition. As of and for the three months ended March 31, 2017, we were in compliance with all applicable financial covenants under the Financing Agreement.

Table of Contents	18

On September 24, 2015, concurrently with the closing of the VDC Acquisition, Vegas.com entered into a Letter of Credit Facility Agreement with Bank of America, N.A., which currently expires on May 31, 2017 and which we expect to renew for another year, providing for a letter of credit facility with up to $9.3 million of availability. Amounts available under the letter of credit facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with the bank containing cash equal to 101.25% of the aggregate outstanding undrawn face amount of all letters of credit under the letter of credit facility outstanding.

We are obligated to make certain cash payments stipulated in the VDC Acquisition that are contingent upon the performance of Vegas.com in the year ended December 31, 2016, and in the years ending December 31, 2017 and 2018. For the year ended December 31, 2016, the performance of Vegas.com exceeded the threshold that triggers the maximum payment of $1.0 million; therefore, we will make such payment during the second quarter of 2017.

On November 9, 2016, we entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. As of May 12, 2017, Aspire has purchased $2.5 million of shares of our common stock under the Aspire Purchase Agreement.

We cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term; therefore, we have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs. Additionally, we are actively assessing the sale of certain non-core assets, considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity financing, debt financing, or by divesting of certain assets or businesses.

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

Cash Flows - Operating Activities

We generated $3.5 million less cash from operating activities during the three months ended March 31, 2017 than we did during the three months ended March 31, 2016. The decrease in cash provided by operating activities is a result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

During the three months ended March 31, 2017, the amount of cash we used in investing activities remained essentially flat in comparison to the same period of 2016.

Table of Contents	19

Cash Flows - Financing Activities

During the three months ended March 31, 2017, sales of our common stock provided $0.5 million more than during the three months ended March 31, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

Table of Contents	20

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2017 and March 16, 2017, we issued a total of 290,000 and 92,308 shares, respectively, of our common stock to accredited investors in private placements in exchange for $1.0 million and $0.3 million, respectively. Except for an amount equal to the par value of the shares issued, we recorded the proceeds in additional paid-in capital.

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

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, requires us to repay the note plus a fee of $115,000 on the maturity date of June 30, 2017. If we do not repay the outstanding principal amount on the maturity date, the note accrues interest at $500 per day until we repay the note.

Table of Contents	21

ITEM 6.	EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.
We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K. We will furnish a copy of any omitted schedule and/or exhibit to the SEC upon request.

Table of Contents	22	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	May 15, 2017	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)

Table of Contents	23	Financial Statement Index