Form 10-Q
period 2017-06-30
REMARK HOLDINGS, INC.
filed 2017-08-10
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
Commission File Number 001-33720
Remark Holdings, Inc.

Delaware	33-1135689
State of Incorporation	IRS Employer Identification Number

3960 Howard Hughes Parkway, Suite 900 Las Vegas, NV 89169	702-701-9514
Address, including zip code, of principal executive offices	Registrant’s telephone number, including area code

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

As of August 9, 2017, a total of 22,653,322 shares of our common stock were outstanding.

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

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$7,209	$6,893
Restricted cash	9,406	9,405
Trade accounts receivable	672	1,372
Prepaid expense and other current assets	3,672	3,323
Notes receivable, current	190	181
Total current assets	21,149	21,174
Restricted cash	2,250	2,250
Notes receivable	—	190
Property and equipment, net	14,646	15,531
Investment in unconsolidated affiliate	1,030	1,030
Intangibles, net	34,303	37,406
Goodwill	26,775	26,763
Other long-term assets	1,168	1,355
Total assets	$101,321	$105,699
Liabilities and Stockholders’ Equity
Accounts payable	$13,559	$16,546
Accrued expense and other current liabilities	12,801	13,965
Deferred merchant booking	12,198	6,991
Deferred revenue	6,436	4,072
Note payable	3,000	—
Current maturities of long-term debt	37,871	100
Capital lease obligations	—	179
Total current liabilities	85,865	41,853
Long-term debt, less current portion and net of debt issuance cost	—	37,825
Warrant liability	16,701	25,030
Other liabilities	3,631	3,591
Total liabilities	106,197	108,299

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,653,322 and 22,232,004 shares issued and outstanding; each at June 30, 2017 and December 31, 2016, respectively	23	22
Additional paid-in-capital	192,591	190,507
Accumulated other comprehensive loss	(44)	(16)
Accumulated deficit	(197,446)	(193,113)
Total stockholders’ equity (deficit)	(4,876)	(2,600)
Total liabilities and stockholders’ equity	$101,321	$105,699
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue, net	$17,256	$14,975	$32,555	$29,229
Cost and expense
Cost of revenue (excluding depreciation and amortization)	3,965	2,624	6,629	4,973
Sales and marketing	5,774	4,934	11,649	10,462
Technology and development	884	434	1,792	838
General and administrative	8,359	7,910	16,685	16,330
Depreciation and amortization	2,894	2,479	5,755	4,876
Other operating expense	57	97	102	429
Total cost and expense	21,933	18,478	42,612	37,908
Operating loss	(4,677)	(3,503)	(10,057)	(8,679)
Other income (expense)
Interest expense	(1,181)	(1,215)	(2,199)	(2,425)
Other income, net	1	1	20	30
Change in fair value of warrant liability	1,760	(647)	8,329	3,338
Other loss	(21)	(68)	(52)	(71)
Total other income (expense), net	559	(1,929)	6,098	872
Loss before income taxes	(4,118)	(5,432)	(3,959)	(7,807)
Provision for income taxes	(190)	—	(374)	—
Net loss	$(4,308)	$(5,432)	$(4,333)	$(7,807)

Weighted-average shares outstanding, basic and diluted	22,637	20,069	22,553	19,903

Net loss per share, basic and diluted	$(0.19)	$(0.27)	$(0.19)	$(0.39)
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$(2,034)	$1,957
Cash flows from investing activities:
Purchases of property, equipment and software	(1,785)	(1,469)
Net cash used in investing activities	(1,785)	(1,469)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,315	2,300
Proceeds from debt issuance	3,000	—
Payments of capital lease obligations	(179)	(182)
Net cash provided by financing activities	4,136	2,118
Net increase in cash, cash equivalents and restricted cash	317	2,606
Cash, cash equivalents and restricted cash:
Beginning of period	18,548	17,088
End of period	$18,865	$19,694

Supplemental cash flow information:
Cash paid for interest	$1,997	$1,827

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of debt instruments	$121	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”) own, operate and acquire innovative digital media properties across multiple verticals, such as travel and entertainment, technology and data intelligence, young adult lifestyle and personal finance, that deliver culturally relevant, dynamic content that attracts and engages users around the world. We leverage our unique digital media assets to target the Millennial demographic, which provides us with access to fast-growing, lucrative markets. Our common stock is listed on the Nasdaq Capital Market under the ticker symbol MARK.

Liquidity Considerations

During the six months ended June 30, 2017, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $197.4 million and a cash and cash equivalents balance of $7.2 million, both amounts as of June 30, 2017. Also as of June 30, 2017, we had a negative working capital balance of $64.7 million. Our net revenue during the six months ended June 30, 2017 was $32.6 million.

During the six months ended June 30, 2017, we issued a total of 382,308 shares of our common stock to accredited investors in certain private placements in exchange for approximately $1.3 million in cash.

We are a party to a financing agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders initially extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $27.5 million (the “Loan”). On September 20, 2016, we entered into Amendment No. 1 to Financing Agreement (the “Financing Amendment”) which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The terms of the Financing Agreement and related documents are described in Note 10.

As of June 30, 2017, we were not in compliance with the covenant under the Financing Agreement requiring minimum consolidated EBITDA of Remark and its subsidiaries for the trailing twelve-month period ended June 30, 2017 of $(2.7) million, as our actual consolidated EBITDA for such period was $(3.5) million. Also, as of July 13, 2017, we were not in compliance with the covenant under the Financing Agreement requiring a minimum restricted cash balance of $2.25 million, and as of the date of this report, the actual restricted cash balance was $1.56 million. The foregoing instances of non-compliance constitute events of default under the Financing Agreement for which we have not received a waiver as of the date of this report. As a result, the Lenders may declare our obligations under the Financing Agreement, including all unpaid principal and interest, due and payable immediately and exercise such other rights available to them under the Financing Agreement. Our available cash and other liquid assets are not sufficient to pay such obligations in full. We are pursuing discussions with the Lenders with respect to obtaining a waiver under or modifications to the Loan Agreement, but we cannot provide assurance that we will obtain such waiver or modifications.

We cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term; therefore, we have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs. Additionally, we are actively assessing the sale of certain non-core assets, considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity financing, debt financing, or by divesting of certain assets or businesses. Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Additionally, pursuant to the Financing Agreement, we are subject to certain limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. We cannot be certain that we will be successful at raising additional capital.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on our historical track record and projections, we believe that we will be able to meet our ongoing requirements through June 30, 2018 (including repayment of our existing debt

Table of Contents	4	Financial Statement Index

as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•	monetize existing assets

•	work with our creditors to modify existing arrangements or refinance our debt

•
obtain additional capital through equity issuances, including but not limited to equity issuances to Aspire Capital Fund, LLC under its existing purchase commitment (which equity issuances may dilute existing stockholders)

However, projections are inherently uncertain and we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Comparability

We reclassified an amount in the December 31, 2016 Consolidated Balance Sheet to conform to the current presentation as of June 30, 2017.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2017, with the audited Consolidated Balance Sheet amounts as of December 31, 2016 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of June 30, 2017, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

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

Table of Contents	5	Financial Statement Index

Changes to Significant Accounting Policies

We have made no material changes to our significant accounting policies as reported in our 2016 Form 10-K.

Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Accounting for Certain Financial Instruments with Down Round Features, which changes how an entity determines whether certain financial instruments should be classified as liabilities or equity instruments. Under ASU 2017-11, a down round feature no longer precludes equity classification when an entity assesses whether the instrument is indexed to the entity's own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments also require entities to recognize the effect of the down round feature as a dividend when the feature is triggered (which would affect the presentation of earnings per share) and they clarify existing disclosure requirements for equity-classified instruments. We are currently evaluating the impact that application of ASU 2017-11 will have on our consolidated financial statements, results of operations and cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for an entity to use to ensure that it recognizes revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For us, the amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2017, including interim periods therein. Though we do not believe that this guidance will have a material effect upon the financial condition, results of operations, cash flows or reporting thereof for most of our existing subsidiaries, we are evaluating the impact the guidance will have on the business we acquired when we, together with our wholly-owned subsidiary KanKan Limited, completed the acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) on September 20, 2016, pursuant to the terms of the Second Amended and Restated Asset and Securities Purchase Agreement, dated as of the same date.

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

We based our allocation of the purchase consideration we paid to the net tangible and intangible assets we acquired based on their estimated fair values on the closing date of the CBG Acquisition. Such fair values represented our best estimates based on information available to us at the time we calculated the estimates. Final purchase accounting is not yet complete, and additional adjustments are likely during the measurement period. For example, we have identified a tax-related liability that we

Table of Contents	6	Financial Statement Index

believe existed prior to the CBG Acquisition, but for which we are still evaluating available information. As a result, we expect to record an adjustment in the third fiscal quarter of 2017, possibly approximating $0.4 million. We did not record any material adjustments to acquisition-date values during the six months ended June 30, 2017.

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

Table of Contents	7	Financial Statement Index

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	June 30, 2017		December 31, 2016
Warrants issued in February 2012
Expected volatility	45.00%		45.00%
Risk-free interest rate	0.93%		0.69%
Expected remaining term (years)	0.16		0.66

	June 30, 2017		December 31, 2016
	VDC	CBG	VDC	CBG
Financing Warrants
Expected volatility	50.00%	50.00%	50.00%	50.00%
Risk-free interest rate	1.59%	1.59%	1.64%	1.64%
Expected remaining term (years)	3.23	3.23	3.73	3.73
Acquisition Warrants
Expected volatility	50.00%	50.00%	50.00%	50.00%
Risk-free interest rate	1.59%	2.04%	1.64%	2.21%
Expected remaining term (years)	3.23	6.22	3.73	6.72

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At June 30, 2017, we estimated that three future equity financing events would potentially occur within the subsequent twelve months.

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

Change in volatility	Increase	Decrease
CBG Financing Warrants	$245	$245
VDC Financing Warrants	225	195
CBG Acquisition Warrants	575	630
VDC Acquisition Warrants	430	345

Change in stock price
CBG Financing Warrants	$135	$165
VDC Financing Warrants	85	85
CBG Acquisition Warrants	345	170
VDC Acquisition Warrants	170	85

Table of Contents	8	Financial Statement Index

The following table presents the reconciliation of the beginning and ending balances of the liabilities associated with the VDC and CBG Acquisition Warrants, the VDC and CBG Financing Warrants and the warrants issued in February 2012 that remain outstanding (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2017	2016
Balance at beginning of period	$25,030	$19,195
New warrant issuances	—	11,625
Increase (decrease) in fair value	(8,329)	(5,790)
Balance at end of period	$16,701	$25,030

At June 30, 2017, the price of our common stock was less than the exercise price of the VDC Acquisition Warrants, effectively precluding exercise of the warrants. However, each holder has the right to sell its VDC Acquisition Warrant back to us on its expiration date in exchange for shares of our common stock having a value equivalent to the value of the VDC Acquisition Warrant at closing of the VDC Acquisition (reduced pro rata based on the percentage of the VDC Acquisition Warrant exercised), provided that this put option terminates if the closing price of our common stock equals or exceeds $10.16 for any 20 trading days during a period of 30 consecutive trading days at any time on or prior to the expiration date. If the holders had exercised the put option as if June 30, 2017 was the expiration date of the VDC Acquisition Warrants, we would have issued to the holders 3,891,051 shares with a fair value of $2.77 per share. The number of shares issuable upon exercise of the put option is calculated based on the volume weighted average price of our common stock during the 30 trading days ending on the warrants’ expiration date (“30-day VWAP”); the more that the 30-day VWAP decreases, the number of shares we would issue to the holders increases significantly.

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

The following table presents the change during the six months ended June 30, 2017 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$2,860
Change in fair value of contingent consideration	20
Balance at end of period	$2,880

On the Condensed Consolidated Balance Sheet, we included the current portion of the liability for contingent consideration as a component of Accrued expense and other liabilities, and the long-term portion as a component of Other liabilities (see Note 12). We have not yet paid the portion of the Earnout Payments which was due on April 30, 2017.

NOTE 5. RESTRICTED CASH

Regarding our restricted cash, $2.25 million relates to the Financing Agreement and secures our obligations under that agreement. The restriction on the cash related to the Financing Agreement will not be released until we have repaid all of our obligations under the Financing Agreement, unless we obtain the written authorization of the Lenders. The remaining amount

Table of Contents	9	Financial Statement Index

of our restricted cash relates to the Letter of Credit Facility Agreement we have in place to satisfy the requirements of several of the vendors for whom we sell products (hotel rooms, air travel, show tickets, et cetera) through our online outlets. By contract, certain vendors require letters of credit as a means of securing our payment to them of amounts related to the sales we make on their behalf. We renew the letter of credit facility annually, and the restrictions on the cash related to the letters of credit will remain to the extent we continue to enter into contracts requiring the security of letters of credit.

The following table provides a reconciliation of the amounts separately reported as Cash and cash equivalents and Restricted cash on our consolidated balance sheets with the single line item reported on our consolidated statements of cash flows as Cash, cash equivalents and restricted cash (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$7,209	$6,893
Restricted cash reported in current assets	9,406	9,405
Restricted cash reported in long-term assets	2,250	2,250
Total cash, cash equivalents and restricted cash	$18,865	$18,548

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of June 30, 2017, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	June 30, 2017	December 31, 2016
Prepaid expense	$2,745	$2,160
Deposits	164	137
Inventory, net	351	314
Other current assets	412	712
Total	$3,672	$3,323

Table of Contents	10	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	June 30, 2017	December 31, 2016
Vehicles	2	$150	$150
Computers and equipment	2 - 12	1,469	1,192
Furniture and fixtures	2 - 9	248	244
Software	3 - 5	19,658	19,538
Software development in progress		2,207	839
Leasehold improvements	1	166	166
Total property, equipment and software		$23,898	$22,129
Less accumulated depreciation		(9,252)	(6,598)
Total property, equipment and software, net		$14,646	$15,531

For the six months ended June 30, 2017 and 2016, depreciation (and amortization of software) expense was $2.7 million and $2.3 million, respectively.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	June 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$3,041	$(1,684)	$1,357	$3,041	$(1,554)	$1,487
Customer relationships	27,064	(8,914)	18,150	27,064	(6,513)	20,551
Media content and broadcast rights	3,491	(992)	2,499	3,491	(541)	2,950
Acquired technology	578	(382)	196	578	(268)	310
Other intangible assets	68	(68)	—	68	(61)	7
	$34,242	$(12,040)	$22,202	$34,242	$(8,937)	$25,305
Indefinite-lived intangible assets
Trademarks and trade names	$12,001		$12,001	$12,001		$12,001
License to operate in China	100		100	100		100
Total intangible assets	$46,343		$34,303	$46,343		$37,406

Table of Contents	11	Financial Statement Index

Total amortization expense was $3.1 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively.

The following table summarizes the changes in goodwill during the six months ended June 30, 2017 and the year ended December 31, 2016 (in thousands):

	Six Months Ended June 30, 2017			Year Ended December 31, 2016
	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$18,514	$8,249	$26,763	$18,514	$1,823	$20,337
Business acquisitions	—	7	7	—	6,426	6,426
Other	—	5	5	—	—	—
Balance at end of period	$18,514	$8,261	$26,775	$18,514	$8,249	$26,763

NOTE 10. DEBT

Note Payable

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115,000 on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full.

Long-Term Debt

The following table presents long-term debt as of June 30, 2017 (in thousands):

	June 30, 2017	December 31, 2016
Loan due September 2018	$35,500	35,500
Unamortized debt issuance cost	(129)	(175)
Carrying value of Loan	35,371	35,325
Exit fee payable in relation to Loan	2,500	2,500
Convertible promissory note payable to an accredited investor	—	100
Total long-term debt	$37,871	$37,925
Less: current portion	(37,871)	(100)
Long-term debt, less current portion and net of debt issuance cost	—	37,825

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. As mentioned in Note 1, we entered into the Financing Amendment on September 20, 2016 which, among

Table of Contents	12	Financial Statement Index

other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The Loan bears interest at three-month LIBOR (with a floor of 1%) plus 10% per annum, payable monthly, and has a maturity date of September 24, 2018. As of June 30, 2017, the applicable interest rate on the Loan was approximately 11% per annum.

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

The Financing Agreement and the Security Agreement contain representations, warranties, affirmative and negative covenants (including financial covenants with respect to quarterly EBITDA levels and the value of our assets), events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Financing Agreement may result in the Loan amount outstanding and unpaid interest thereon, becoming immediately due and payable. As of June 30, 2017, we were not in compliance with the covenant under the Financing Agreement requiring minimum consolidated EBITDA of Remark and its subsidiaries for the trailing twelve-month period ended June 30, 2017 of $(2.7) million, as our actual consolidated EBITDA for such period was $(3.5) million. Also, as of July 13, 2017, we were not in compliance with the covenant under the Financing Agreement requiring a minimum restricted cash balance of $2.25 million, as the actual cash balance was $1.56 million. The foregoing instances of non-compliance constitute events of default under the Financing Agreement for which we have not received a waiver as of the date of this report. As a result, the Lenders may declare our obligations under the Financing Agreement, including all unpaid principal and interest, due and payable immediately and exercise such other rights available to them under the Financing Agreement. We have classified the debt as current in the accompanying balance sheet.

NOTE 11. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	June 30, 2017	December 31, 2016
Contingent consideration liability, net of current portion	$920	$1,840
Deferred rent	1,588	1,002
Deferred tax liability, net	1,123	749
Total	$3,631	$3,591

NOTE 12. COMMITMENTS AND CONTINGENCIES

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities, exclusive of the liability for the Earnout Payments related to the VDC Acquisition.

NOTE 13. STOCKHOLDERS' EQUITY AND NET LOSS PER SHARE

Equity Issuances

During the six months ended June 30, 2017, we issued a total of 382,308 shares of our common stock to investors in certain private placements in exchange for approximately $1.3 million in cash.

Table of Contents	13	Financial Statement Index

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

The following table summarizes the stock option activity under our equity incentive plans as of June 30, 2017, and changes during the six months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	7,344,140	$5.01
Granted	2,904,000	2.06
Forfeited, cancelled or expired	(152,101)	4.42
Outstanding at June 30, 2017	10,096,039	$4.16	8.4	$2,149
Options exercisable at June 30, 2017	7,541,780	$4.77	8.0	$540

We incurred share-based compensation expense of $0.3 million and $1.0 million, respectively, during the three months ended June 30, 2017 and 2016, and of $0.6 million and $2.4 million, respectively, during the six months ended June 30, 2017 and 2016.

Net Income (Loss) per Share

For the three and six months ended June 30, 2017 and 2016, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

•
the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued), and the outstanding CBG Financing Warrants, which may be exercised to purchase 2,741,229 shares of our common stock at an exercise price of $5.36 per share;

•
the outstanding VDC Acquisition Warrants, which may be exercised to purchase 8,601,410 shares of our common stock at an exercise price of $9.00 per share, and the outstanding VDC Financing Warrants, which may be exercised to purchase 2,786,535 shares of our common stock at an exercise price of $8.33 per share;

Table of Contents	14	Financial Statement Index

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

NOTE 14. SEGMENT INFORMATION

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

The following table presents certain financial information regarding our travel and entertainment segment for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Segment	Corporate Entity and Other	Consolidated
Three Months Ended June 30, 2017
GAAP financial measures:
Net revenue	$15,288	$1,968	$17,256
Operating loss	$(322)	$(4,355)	$(4,677)
Non-GAAP financial measure:
Adjusted EBITDA	$1,763	$(3,245)	$(1,482)

Six Months Ended June 30, 2017
GAAP financial measures:
Net revenue	$29,481	$3,074	$32,555
Operating loss	$(1,777)	$(8,280)	$(10,057)
Non-GAAP financial measure:
Adjusted EBITDA	$2,367	$(6,105)	$(3,738)

Three Months Ended June 30, 2016
GAAP financial measures:
Net revenue	$14,234	$741	$14,975
Operating loss	$405	$(3,908)	$(3,503)
Non-GAAP financial measure:
Adjusted EBITDA	$2,418	$(2,521)	$(103)

Six Months Ended June 30, 2016
GAAP financial measures:
Net revenue	$27,777	$1,452	$29,229
Operating loss	$(978)	$(7,701)	$(8,679)
Non-GAAP financial measure:
Adjusted EBITDA	$3,063	$(4,509)	$(1,446)

Table of Contents	16	Financial Statement Index

The following table reconciles Adjusted EBITDA for the segment and for the corporate entity and other business units to Operating loss (in thousands):

	Segment	Corporate Entity and Other	Consolidated
Three Months Ended June 30, 2017
Adjusted EBITDA	$1,763	$(3,245)	(1,482)
Less:
Depreciation, amortization and impairments	(2,085)	(809)	(2,894)
Share-based compensation expense	—	(321)	(321)
Other income, net	—	(1)	(1)
Plus:
Other loss	—	21	21
Operating loss	$(322)	$(4,355)	$(4,677)

Six Months Ended June 30, 2017
Adjusted EBITDA	$2,367	$(6,105)	(3,738)
Less:
Depreciation, amortization and impairments	(4,125)	(1,630)	(5,755)
Share-based compensation expense	—	(596)	(596)
Other income, net	(19)	(1)	(20)
Plus:
Other loss	—	52	52
Operating loss	$(1,777)	$(8,280)	$(10,057)

Three Months Ended June 30, 2016
Adjusted EBITDA	$2,418	$(2,521)	(103)
Less:
Depreciation, amortization and impairments	(2,013)	(466)	(2,479)
Share-based compensation expense	—	(988)	(988)
Other income, net	—	(1)	(1)
Plus:
Other loss	—	68	68
Operating loss	$405	$(3,908)	$(3,503)

Six Months Ended June 30, 2016
Adjusted EBITDA	$3,063	$(4,509)	(1,446)
Less:
Depreciation, amortization and impairments	(4,012)	(864)	(4,876)
Share-based compensation expense	—	(2,398)	(2,398)
Other income, net	(29)	(1)	(30)
Plus:
Other loss	—	71	71
Operating loss	$(978)	$(7,701)	$(8,679)

Table of Contents	17	Financial Statement Index

The following table presents total assets for our travel and entertainment segment (in thousands):

	June 30, 2017	December 31, 2016
Travel and entertainment segment	$73,214	$76,074
Corporate entity and other business units	28,107	29,625
Consolidated	$101,321	$105,699

Capital expenditures for the travel and entertainment segment totaled $0.5 million and $0.4 million during the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.7 million during the six months ended June 30, 2017 and 2016, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the six months ended June 30, 2017 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

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

During the six months ended June 30, 2017, we earned most of our revenue from sales of travel and entertainment products, with various advertising mechanisms and merchandise sales also contributing to our revenue. We also recognized revenue from KanKan’s new financial product and artificial intelligence product.

With regard to the operations of our travel and entertainment segment, our sales via mobile devices continued to represent a significant percentage of total sales. We intend to continue investing in improvements to our mobile platform. We view improving and expanding our presence on mobile devices as the best way in which we can differentiate our Vegas.com offerings from our competitors’ offerings, as our competitors in the Las Vegas market tend to be “brick-and-mortar” operations, and drive increases in revenue.

Our recent improvements to the desktop experience of our customers has, for example, led to significant improvement in conversion rates related to entertainment bookings. Therefore, while we will continue to focus on our mobile platform, we will also continue to make improvements to the desktop experience. We also gave notice to our partner in the operation of the LasVegas.com website that we would end our co-management of the website and assume full control over operation of the website. Although it did not impact our operating results during the second quarter, we launched an improved version of the LasVegas.com website in July 2017, with many of the same improvements that we have implemented on the Vegas.com website and mobile application, which we believe will improve the revenue stream from the LasVegas.com website.

On September 20, 2016, we completed the CBG Acquisition, primarily to capitalize on the branded-content expertise in the China market of the entities we acquired from CBG, including FansTang (Shanghai) Entertainment Information Consulting Co., Ltd. (“FansTang”). We plan to continue integrating FansTang into our China operations and to launch a branded-content strategy across all of our brands in the U.S. and China.

Table of Contents	18	Financial Statement Index

Matters Affecting Comparability of Results

We completed the CBG Acquisition on September 20, 2016. Our financial condition at June 30, 2017, and our results of operations for the three and six months ended June 30, 2017 include the results from our subsidiaries acquired in the CBG Acquisition, while the same periods in 2016 do not include results from our subsidiaries acquired in the CBG Acquisition.

CRITICAL ACCOUNTING POLICIES

During the three and six months ended June 30, 2017, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2016 Form 10-K.

RESULTS OF OPERATIONS

The following discussion of our results of operations contains tables that present only those income statement line items that reflect material changes from period to period which require explanation, and does not contain a complete reproduction of our statements of operations.

Reportable Segment Results

	Three Months Ended June 30,		Change
	2017	2016	Dollars	Percentage
Revenue, net	$15,288	$14,234	$1,054	7%
Sales and marketing	5,627	4,749	878	18%
Technology and development	626	4	622	15,550%

	Six Months Ended June 30,		Change
	2017	2016	Dollars	Percentage
Revenue, net	$29,481	$27,777	$1,704	6%
Cost of revenue	5,248	4,809	439	9%
Sales and marketing	11,380	10,098	1,282	13%
Technology and development	1,251	13	1,238	9,523%

Our reportable segment results during the three and six months ended June 30, 2017 in comparison to the same periods of 2016, including the increase in net revenue, were primarily affected by the various improvements we have made to our Vegas.com website and mobile application. The improvements led to an increase in our conversion of traffic on our Vegas.com website and mobile application which boosted show ticket sales. The increased show ticket sales through our Vegas.com website and mobile application, as well as improved commission rates we earn on sales of third-party show tickets, increased net revenue during the three and six months ended June 30, 2017 by approximately $2.0 million and $3.8 million, respectively, and contributed to corresponding increases in cost of revenue, and in sales and marketing expense.

The increased net revenue from show ticket sales during the three and six months ended June 30, 2017 was partially offset by net revenue decreases of approximately $0.5 million and $1.6 million, respectively, that resulted from macroeconomic conditions as well as continuing declines in traffic to the LasVegas.com website. As a result of the continuing declines in site traffic, we gave notice to our partner in the operation of the LasVegas.com website that we would end our co-management of the website and assume full control over operation of the website. We launched an improved version of the LasVegas.com website in July 2017.

Table of Contents	19	Financial Statement Index

Further offsetting the increased net revenue from show ticket sales during the three and six months ended June 30, 2017 were decreases of approximately $0.3 million and $0.4 million, respectively, in box office ticket sales that resulted because we operated with one less box office during such periods than we did during the comparable periods of 2016. We added another box office location in July 2017, which should increase box office ticket revenue.

The increases in Technology and development expense during the three and six months ended June 30, 2017 of approximately $0.6 million and $1.3 million, respectively, relate to licensing fees we incurred in relation to the LasVegas.com website beginning in July 2016 when the term of the related agreement became month-to-month. Prior to July 2016, our payments under the agreement were reducing a previously-established liability related to the portion of the agreement term during which we were committed to make payments.

Consolidated Results

	Three Months Ended June 30,		Change
	2017	2016	Dollars	Percentage
Revenue, net	$17,256	$14,975	$2,281	15%
Cost of revenue	3,965	2,624	1,341	51%
Sales and marketing	5,774	4,934	840	17%
Technology and development	884	434	450	104%
General and administrative	8,359	7,910	449	6%
Depreciation and amortization	2,894	2,479	415	17%
Change in FV of warrant liability	1,760	(647)	2,407	(372)%

	Six Months Ended June 30,		Change
	2017	2016	Dollars	Percentage
Revenue, net	$32,555	$29,229	$3,326	11%
Cost of revenue	6,629	4,973	1,656	33%
Sales and marketing	11,649	10,462	1,187	11%
Technology and development	1,792	838	954	114%
General and administrative	16,685	16,330	355	2%
Depreciation and amortization	5,755	4,876	879	18%
Change in FV of warrant liability	8,329	3,338	4,991	150%

Consolidated results of operations were primarily impacted by the results of operations of our travel and entertainment segment, as described above. Additionally, the operations of the subsidiaries we acquired in the CBG Acquisition had the following effects during the three and six months ended June 30, 2017:

•	increased net revenue by $0.7 million and $1.0 million, respectively

•	increased General and administrative expense by $0.6 million and $1.2 million, respectively

•	increased Depreciation and amortization expense by $0.3 million and $0.6 million, respectively

Table of Contents	20

KanKan’s new financial product and artificial intelligence product also began earning revenue during the three and six months ended June 30, 2017, causing increases in net revenue of $0.9 million and $1.0 million, respectively. Cost of revenue related to the launch of the new products caused increases of $1.0 million over each of the correspondng periods, but we expect that cost of revenue will be significantly lower in the future because of the one-time nature of certain data-related costs we incurred in connection with the launch of the products on an accelerated timeframe.

Our share-based compensation expense, which we include in General and administrative expense, decreased during the three and six months ended June 30, 2017 by $0.7 million and $1.8 million, respectively. In January 2016, we granted an option to purchase shares of our common stock to an executive. Such grant resulted in $1.0 million of share-based compensation expense during the three months ended March 31, 2016, while we did not grant a similar award during the six months ended June 30, 2017. The remainder of the decrease in share-based compensation expense primarily results from the decrease in our stock price from the same period of the prior year, which results in lower grant-date fair value estimates. The following also affected General and administrative expense:

•
an increase in payroll and related costs of $0.3 million and $0.8 million, respectively, during the three and six months ended June 30, 2017, primarily related to our acceleration of product development in our KanKan operations

•	an increase in rent expense of $0.3 million

Our issuance of the CBG Financing Warrants and the CBG Acquisition Warrants was the primary cause of the differences in the amount of change we recorded in relation to estimating the fair value of the warrant liabilities at the reporting date.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the six months ended June 30, 2017, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $197.4 million and a cash and cash equivalents balance of $7.2 million, both amounts as of June 30, 2017. Our net revenue during the six months ended June 30, 2017 was $32.6 million.

During the six months ended June 30, 2017, we issued a total of 382,308 shares of our common stock to accredited investors in certain private placements in exchange for approximately $1.3 million in cash.

On September 24, 2015, concurrently with the closing of the VDC Acquisition, we entered into the Financing Agreement, pursuant to which the Lenders extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $27.5 million. On September 20, 2016, concurrently with the closing of the CBG Acquisition, we entered into the Financing Amendment which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The Loan amount outstanding accrues interest at three-month LIBOR plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $2.5 million exit fee, and for the issuance of the VDC Financing Warrants, which provide the holders with the right to sell the warrant back to Remark on its expiration date in exchange for $3.0 million in cash (reduced pro rata based on the percentage of the warrant exercised). As of June 30, 2017, $35.5 million of aggregate principal remained outstanding under the Loan.

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets.  If we fail to comply with any financial covenant under the Financing Agreement going forward, under certain circumstances after a cure period, the Lenders may demand the repayment of the Loan amount outstanding and unpaid interest thereon, which could have a material adverse effect on our financial condition. As of June 30, 2017, we were not in compliance with the covenant under the Financing Agreement requiring minimum consolidated EBITDA of Remark and its subsidiaries for the trailing twelve-month period ended June 30, 2017 of $(2.7) million, as our actual consolidated EBITDA for such period was $(3.5) million. Also, as of July 13, 2017, we were not in compliance with the covenant under the Financing Agreement requiring a minimum restricted cash balance of $2.25 million, as the actual cash balance was $1.56 million. The foregoing instances of non-compliance constitute events of default under the Financing Agreement for which we have not received a waiver as of the date of this report. As a result, the Lenders may declare our obligations under the Financing Agreement, including all unpaid principal and interest, due and payable

Table of Contents	21

immediately and exercise such other rights available to them under the Financing Agreement. Our available cash and other liquid assets are not sufficient to pay such obligations in full. We are pursuing discussions with the Lenders with respect to obtaining a waiver under or modifications to the Loan Agreement, but we cannot provide assurance that we will obtain such waiver or modifications.

On September 24, 2015, concurrently with the closing of the VDC Acquisition, Vegas.com entered into a Letter of Credit Facility Agreement with Bank of America, N.A., which currently expires on May 31, 2018 and which we expect to renew for another year, providing for a letter of credit facility with up to $9.3 million of availability. Amounts available under the letter of credit facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with the bank containing cash equal to 101.25% of the aggregate outstanding undrawn face amount of all letters of credit under the letter of credit facility outstanding.

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115,000 on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full.

In the second quarter of each year following a performance period, we are obligated to make certain cash payments stipulated in the VDC Acquisition that are contingent upon the performance of Vegas.com in the year ended December 31, 2016, and in the years ending December 31, 2017 and 2018. We expect that the performance of Vegas.com during the year ended December 31, 2017 will exceed the threshold triggering the maximum payment of $1.0 million. We have not yet paid the portion of the cash payments related to the year ended December 31, 2016, which was due on April 30, 2017.

On November 9, 2016, we entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. As of August 9, 2017, Aspire has purchased $2.5 million of shares of our common stock under the Aspire Purchase Agreement.

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

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Additionally, pursuant to the Financing Agreement, we are subject to certain limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. We cannot be certain that we will be successful at raising additional capital.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on our historical track record and projections, we believe that we will be able to meet our ongoing requirements through June 30, 2018, (including repayment of our existing debt as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•	monetize existing assets

•	work with our creditors to modify existing arrangements or refinance our debt

•	obtain additional capital through equity issuances, including but not limited to under the Aspire Purchase Agreement (which issuances may dilute existing stockholders)

Table of Contents	22

However, projections are inherently uncertain and we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows - Operating Activities

We generated $4.0 million less cash from operating activities during the six months ended June 30, 2017 than we did during the six months ended June 30, 2016. The decrease in cash provided by operating activities is a result of a decrease in net loss of $3.5 million and the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

During the six months ended June 30, 2017, we expended $0.3 million more to purchase property and equipment than we did during the same period of 2016.

Cash Flows - Financing Activities

During the six months ended June 30, 2017, we obtained debt financing totaling $3.0 million, while we did not enter into similar transactions during the same period of 2016. The increase in cash from debt financing was partially offset by a decrease of $1.0 million in the amount of cash from sales of our common stock, resulting in a total increase of $2.0 million provided by financing activities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Table of Contents	23

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

The following risk factor supplements those included in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on April 5, 2017.

We are not in compliance with certain covenants under the Financing Agreement, constituting events of default as a result of which our obligations under the Financing Agreement, including all unpaid principal and interest, may be declared immediately due and payable.

As of June 30, 2017, we were not in compliance with the covenant under the Financing Agreement requiring minimum consolidated EBITDA of Remark and its subsidiaries for the trailing twelve-month period ended June 30, 2017 of $(2.7) million, as our actual consolidated EBITDA for such period was $(3.5) million. Also, as of July 13, 2017, we were not in compliance with the covenant under the Financing Agreement requiring a minimum restricted cash balance of $2.25 million, as the actual cash balance was $1.56 million. The foregoing instances of non-compliance constitute events of default under the Financing Agreement for which we have not received a waiver as of the date of this report. As a result, the Lenders may declare our obligations under the Financing Agreement, including all unpaid principal and interest, due and payable immediately and exercise such other rights available to them under the Financing Agreement. Our available cash and other liquid assets are not sufficient to pay such obligations in full. We are pursuing discussions with the Lenders with respect to obtaining a waiver under or modifications to the Loan Agreement, but we cannot provide assurance that we will obtain such waiver or modifications.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Table of Contents	24	Financial Statement Index

ITEM 6.	EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	04/11/2017	3.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	25	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	August 10, 2017	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)

Table of Contents	26	Financial Statement Index