Form 10-Q
period 2017-09-30
REMARK HOLDINGS, INC.
filed 2017-11-13
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

As of November 10, 2017, a total of 26,941,425 shares of our common stock were outstanding.

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

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$15,970	$6,893
Restricted cash	11,670	9,405
Trade accounts receivable	1,050	1,372
Prepaid expense and other current assets	4,828	3,323
Notes receivable, current	190	181
Assets held for sale	404	—
Total current assets	34,112	21,174
Restricted cash	—	2,250
Notes receivable	—	190
Property and equipment, net	14,036	15,531
Investment in unconsolidated affiliate	1,030	1,030
Intangibles, net	31,135	37,406
Goodwill	28,889	26,763
Other long-term assets	544	1,355
Total assets	$109,746	$105,699
Liabilities and Stockholders’ Equity
Accounts payable	$20,096	$16,546
Accrued expense and other current liabilities	14,810	13,965
Deferred merchant booking	9,990	6,991
Deferred revenue	6,531	4,072
Note payable	3,000	—
Current maturities of long-term debt, net of debt issuance cost	37,896	100
Capital lease obligations	—	179
Total current liabilities	92,323	41,853
Long-term debt, less current portion and net of debt issuance cost	—	37,825
Warrant liability	22,679	25,030
Other liabilities	4,166	3,591
Total liabilities	119,168	108,299

Commitments and contingencies (Note 12)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,301,842 and 22,232,004 shares issued and outstanding; each at September 30, 2017 and December 31, 2016, respectively	25	22
Additional paid-in-capital	201,245	190,507
Accumulated other comprehensive loss	4	(16)
Accumulated deficit	(210,696)	(193,113)
Total stockholders’ equity (deficit)	(9,422)	(2,600)
Total liabilities and stockholders’ equity	$109,746	$105,699
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue, net	$19,449	$15,142	$52,004	$44,371
Cost and expense
Cost of revenue (excluding depreciation and amortization)	5,641	2,864	12,270	7,837
Sales and marketing	6,326	4,887	17,975	15,349
Technology and development	865	1,066	2,657	1,904
General and administrative	9,971	7,921	26,656	24,251
Depreciation, amortization and impairments	2,510	2,525	8,265	7,401
Other operating expense	66	77	168	506
Total cost and expense	25,379	19,340	67,991	57,248
Operating loss	(5,930)	(4,198)	(15,987)	(12,877)
Other income (expense)
Interest expense	(1,080)	(1,224)	(3,279)	(3,649)
Other income (loss), net	—	(1)	20	29
Loss on extinguishment of debt	—	(9,157)	—	(9,157)
Change in fair value of warrant liability	(5,978)	(647)	2,351	2,691
Other loss	(33)	(33)	(85)	(104)
Total other expense, net	(7,091)	(11,062)	(993)	(10,190)
Loss before income taxes	(13,021)	(15,260)	(16,980)	(23,067)
Provision for income taxes	(229)	—	(603)	—
Net loss	$(13,250)	$(15,260)	$(17,583)	$(23,067)

Weighted-average shares outstanding, basic and diluted	22,811	20,359	22,744	20,104

Net loss per share, basic and diluted	$(0.58)	$(0.75)	$(0.77)	$(1.15)
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$616	$(1,950)
Cash flows from investing activities:
Purchases of property, equipment and software	(2,631)	(2,465)
Business acquisitions, net of cash received	—	(7,330)
Other asset acquisitions	(29)	—
Net cash used in investing activities	(2,660)	(9,795)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,315	4,368
Proceeds from debt issuance	3,000	7,597
Payment of debt issuance cost	—	(163)
Payments of capital lease obligations	(179)	(182)
Net cash provided by financing activities	11,136	11,620
Net increase in cash, cash equivalents and restricted cash	9,092	(125)
Cash, cash equivalents and restricted cash:
Beginning of period	18,548	17,088
End of period	$27,640	$16,963

Supplemental cash flow information:
Cash paid for interest	$3,031	$2,661

Supplemental schedule of non-cash investing and financing activities:
Warrants issued in business acquisition transactions	$—	$7,993
Issuance of common stock upon conversion of debt instruments	$121	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”) are primarily technology-focused. Our KanKan social media data intelligence platform serves as the basis for our development and deployment of artificial-intelligence-based solutions for businesses and software developers in many industries and geographies. We also own and operate digital media properties across multiple verticals, such as travel and entertainment, young adult lifestyle and personal finance, that deliver relevant, dynamic content that attracts and engages users on a global scale. Our common stock is listed on the Nasdaq Capital Market under the ticker symbol MARK.

Liquidity Considerations

During the nine months ended September 30, 2017, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $210.7 million and a cash and cash equivalents balance of $16.0 million, both amounts as of September 30, 2017. Also as of September 30, 2017, we had a negative working capital balance of $58.2 million. Our net revenue during the nine months ended September 30, 2017 was $52.0 million.

During the nine months ended September 30, 2017, we issued a total of 3,052,897 shares of our common stock to investors in exchange for approximately $8.3 million in cash. On November 9, 2016, we entered into a common stock purchase agreement (as amended, the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. On September 18, 2017, we entered into a First Amendment to the Aspire Purchase Agreement, which provides that the parties may mutually agree to increase the number of shares of our common stock that may be purchased per business day pursuant to the terms of the Aspire Purchase Agreement to 2,000,000 shares. A portion of the shares of our common stock we issued during the nine months ended September 30, 2017 was issued pursuant to the Aspire Purchase Agreement.

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

As of September 30, 2017, we were not in compliance with the covenant under the Financing Agreement requiring minimum consolidated EBITDA of Remark and its subsidiaries for the trailing twelve-month period ended September 30, 2017 of $(1.5) million, as our actual consolidated EBITDA for such period was $(4.4) million. As explained in Note 15, the Lenders waived specified events of default under the Financing Agreement, including with respect to (i) minimum consolidated EBITDA of Remark and its subsidiaries for the trailing twelve-month periods ended June 30, 2017 and September 30, 2017, (ii) minimum value of certain of our assets for the fiscal quarters ended June 30, 2017 and September 30, 2017, and (iii) minimum restricted cash balance through September 19, 2017.

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

Table of Contents	4	Financial Statement Index

the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. We cannot be certain that we will be successful at raising additional capital.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on our historical track record and projections, we believe that we will be able to meet our ongoing requirements through September 30, 2018 (including repayment of our existing debt as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•	monetize existing assets

•	work with our creditors to modify existing arrangements or refinance our debt

•
obtain additional capital through equity issuances, including but not limited to equity issuances to Aspire Capital under its existing purchase commitment (which equity issuances may dilute existing stockholders)

However, projections are inherently uncertain and we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Comparability

We reclassified an amount in the December 31, 2016 Consolidated Balance Sheet to conform to the current presentation as of September 30, 2017.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2017, with the audited Consolidated Balance Sheet amounts as of December 31, 2016 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of September 30, 2017, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Consolidation

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation. The equity of certain of our subsidiaries is either partially or fully held by citizens of the country of incorporation to comply with local laws and regulations.

Table of Contents	5	Financial Statement Index

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

Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Accounting for Certain Financial Instruments with Down Round Features, which changes how an entity determines whether certain financial instruments should be classified as liabilities or equity instruments. Under ASU 2017-11, a down round feature no longer precludes equity classification when an entity assesses whether the instrument is indexed to the entity's own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments also require entities to recognize the effect of the down round feature as a dividend when the feature is triggered (which would affect the presentation of earnings per share) and they clarify existing disclosure requirements for equity-classified instruments. For us, the amendments in ASU 2017-11 will become effective on January 1, 2019, and early adoption is permitted. Although our evaluation of the impact the guidance will have on our consolidated financial statements, results of operations and cash flows is ongoing, we believe that application of ASU 2017-11 may reduce the amount we report as Warrant liability on our future balance sheets, as well as the amount of change to that liability that we report in our future statements of income.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which changes GAAP primarily by requiring lessees to recognize, at lease commencement, a lease liability representing the present value of the lessee’s obligation to make lease payments, and a right-of-use asset representing the lessee’s right to use (or control the use of) a specified asset during the lease term, for leases classified as operating leases. For us, the amendments in ASU 2016-02 will become effective on January 1, 2019, and early adoption is permitted. We are currently evaluating the impact that application of ASU 2016-02 will have on our consolidated financial statements, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for an entity to use to ensure that it recognizes revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For us, the amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2017, including interim periods therein. Based upon our analysis of existing contracts to date, we do not believe that this guidance will have a material effect upon the financial condition, results of operations, cash flows or reporting thereof for several of our existing subsidiaries due to the type and low volume of transactions at such subsidiaries. Although our analysis is ongoing, we believe that ASU 2014-09 may affect the timing of recognition of certain revenue in our Travel and Entertainment segment.

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

Table of Contents	6	Financial Statement Index

NOTE 3. BUSINESS ACQUISITIONS

China Branding Group Limited

We completed the acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) on September 20, 2016. The aggregate consideration of $15.4 million included $7.4 million of cash and the future issuance of seven-year warrants (the “CBG Acquisition Warrants”) to purchase 5,750,000 shares of our common stock at $10.00 per share, subject to certain anti-dilution adjustments. For more information regarding the CBG Acquisition, see Note 3 to the Consolidated Financial Statements in our 2016 Form 10-K.

The following table presents our final allocation of the purchase consideration we paid to the net tangible and intangible assets we acquired based on their estimated fair values on the closing date of the CBG Acquisition (in thousands):

	Preliminary Purchase Price Allocation			Final Purchase Price Allocation
	September 30, 2016	Adjustments		September 30, 2017
Cash and cash equivalents	$70	$(10)	A	$60
Accounts receivable	365	(42)	B	323
Other current assets	17	—		17
Total current assets	$452	$(52)		$400
Intangibles	9,206	(1,772)	C	7,434
Total identifiable assets acquired	$9,658	$(1,824)		$7,834
Accounts payable	378	65	D	443
Taxes payable	—	298	E	298
Deferred revenue	145	—		145
Other current liabilities	12	94	F	106
Net identifiable assets acquired	$9,123	$(2,281)		$6,842
Goodwill	6,270	2,281		8,551
Total purchase consideration	$15,393	$—		$15,393

In the table above, we note the adjustments we made during the period between our preliminary allocation of the purchase price and our final allocation of the purchase price, based on additional information we obtained which indicated that:

A.	a certain amount of cash was owed to another party as of the acquisition date and was not part of assets acquired,

B.	certain amounts were not valid receivables as of the acquisition date,

C.	the realizable value of certain intangible assets should be changed,

D.	additional amounts were owed to several vendors as of the acquisition date,

E.	a tax liability owed to the China taxing authorities existed as of the acquisition date, and

F.	penalties were owed as of the acquisition date in relation to a lawsuit settled prior to the acquisition date for which all other amounts had been accrued or paid prior to the acquisition date.

The recorded goodwill primarily results from the synergies we expect to realize from the combination of the entities and the assembled workforce we acquired in connection with the CBG Acquisition.

Table of Contents	7	Financial Statement Index

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

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	September 30, 2017		December 31, 2016
	VDC	CBG	VDC	CBG
Financing Warrants
Expected volatility	50.00%	50.00%	50.00%	50.00%
Risk-free interest rate	1.62%	1.62%	1.64%	1.64%
Expected remaining term (years)	2.98	2.98	3.73	3.73
Acquisition Warrants
Expected volatility	50.00%	50.00%	50.00%	50.00%
Risk-free interest rate	1.62%	2.04%	1.64%	2.21%
Expected remaining term (years)	2.98	5.97	3.73	6.72

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At September 30, 2017, we estimated that three future equity financing events would potentially occur within the subsequent twelve months.

Table of Contents	8	Financial Statement Index

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

Change in volatility	Increase	Decrease
CBG Financing Warrants	$375	$435
VDC Financing Warrants	390	360
CBG Acquisition Warrants	980	980
VDC Acquisition Warrants	515	600

Change in stock price
CBG Financing Warrants	$290	$320
VDC Financing Warrants	240	180
CBG Acquisition Warrants	460	460
VDC Acquisition Warrants	260	260

The following table presents the reconciliation of the beginning and ending balances of the liabilities associated with the VDC and CBG Acquisition Warrants and the VDC and CBG Financing Warrants that remain outstanding (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2017	2016
Balance at beginning of period	$25,030	$19,195
New warrant issuances	—	11,625
Increase (decrease) in fair value	(2,351)	(5,790)
Balance at end of period	$22,679	$25,030

At September 30, 2017, the price of our common stock was less than the exercise price of the VDC Acquisition Warrants, effectively precluding exercise of the warrants. However, each holder has the right to sell its VDC Acquisition Warrant back to us on its expiration date in exchange for shares of our common stock having a value equivalent to the value of the VDC Acquisition Warrant at closing of the VDC Acquisition (reduced pro rata based on the percentage of the VDC Acquisition Warrant exercised), provided that this put option terminates if the closing price of our common stock equals or exceeds $10.16 for any 20 trading days during a period of 30 consecutive trading days at any time on or prior to the expiration date. If the holders had exercised the put option as if September 30, 2017 was the expiration date of the VDC Acquisition Warrants, we would have issued to the holders 2,610,967 shares with a fair value of $3.77 per share. The number of shares issuable upon exercise of the put option is calculated based on the volume weighted average price of our common stock during the 30 trading days ending on the warrants’ expiration date (“30-day VWAP”); the more that the 30-day VWAP decreases, the number of shares we would issue to the holders increases significantly.

Table of Contents	9	Financial Statement Index

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

The following table presents the change during the nine months ended September 30, 2017 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$2,860
Change in fair value of contingent consideration	50
Balance at end of period	$2,910

On the Condensed Consolidated Balance Sheet, we included the current portion of the liability for contingent consideration as a component of Accrued expense and other liabilities, and the long-term portion as a component of Other liabilities (see Note 11). We have not yet paid the portion of the Earnout Payments which was due on April 30, 2017.

NOTE 5. RESTRICTED CASH

Regarding our restricted cash, $2.25 million relates to the Financing Agreement and secures our obligations under that agreement. The restriction on the cash related to the Financing Agreement will not be released until we have repaid all of our obligations under the Financing Agreement, unless we obtain the written authorization of the Lenders. The remaining amount of our restricted cash relates to the Letter of Credit Facility Agreement we have in place to satisfy the requirements of several of the vendors for whom we sell products (hotel rooms, air travel, show tickets, et cetera) through our online outlets. By contract, certain vendors require letters of credit as a means of securing our payment to them of amounts related to the sales we make on their behalf. We renew the letter of credit facility annually in May, and the restrictions on the cash related to the letters of credit will remain to the extent we continue to enter into contracts requiring the security of letters of credit.

The following table provides a reconciliation of the amounts separately reported as Cash and cash equivalents and Restricted cash on our consolidated balance sheets with the single line item reported on our consolidated statements of cash flows as Cash, cash equivalents and restricted cash (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$15,970	$6,893
Restricted cash reported in current assets	11,670	9,405
Restricted cash reported in long-term assets	—	2,250
Total cash, cash equivalents and restricted cash	$27,640	$18,548

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of September 30, 2017, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

Table of Contents	10	Financial Statement Index

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	September 30, 2017	December 31, 2016
Prepaid expense	$3,062	$2,160
Deposits	596	137
Inventory, net	319	314
Other current assets	851	712
Total	$4,828	$3,323

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	September 30, 2017	December 31, 2016
Vehicles	5	$224	$150
Computers and equipment	2 - 12	1,590	1,192
Furniture and fixtures	2 - 9	254	244
Software	3 - 5	20,609	19,538
Software development in progress		1,661	839
Leasehold improvements	1	325	166
Total property, equipment and software		$24,663	$22,129
Less accumulated depreciation		(10,627)	(6,598)
Total property, equipment and software, net		$14,036	$15,531

For the nine months ended September 30, 2017 and 2016, depreciation (and amortization of software) expense was $4.1 million and $3.5 million, respectively.

Table of Contents	11	Financial Statement Index

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	September 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$2,591	$(1,748)	$843	$3,041	$(1,554)	$1,487
Customer relationships	25,770	(9,493)	16,277	27,064	(6,513)	20,551
Media content and broadcast rights	3,006	(885)	2,121	3,491	(541)	2,950
Acquired technology	578	(440)	138	578	(268)	310
Other intangible assets	68	(68)	—	68	(61)	7
	$32,013	$(12,634)	$19,379	$34,242	$(8,937)	$25,305
Indefinite-lived intangible assets
Trademarks and trade names	$11,628		$11,628	$12,001		$12,001
License to operate in China	128		128	100		100
Total intangible assets	$43,769		$31,135	$46,343		$37,406

Total amortization expense was $4.1 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table summarizes the changes in goodwill during the nine months ended September 30, 2017 and the year ended December 31, 2016 (in thousands):

	Nine Months Ended September 30, 2017			Year Ended December 31, 2016
	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$18,514	$8,249	$26,763	$18,514	$1,823	$20,337
Business acquisitions	—	2,116	2,116	—	6,426	6,426
Other	—	10	10	—	—	—
Balance at end of period	$18,514	$10,375	$28,889	$18,514	$8,249	$26,763

Table of Contents	12	Financial Statement Index

NOTE 10. DEBT

Short-Term Debt

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

Long-Term Debt

The following table presents long-term debt as of September 30, 2017 (in thousands):

	September 30, 2017	December 31, 2016
Loan due September 2018	$35,500	$35,500
Unamortized debt issuance cost	(104)	(175)
Carrying value of Loan	35,396	35,325
Exit fee payable in relation to Loan	2,500	2,500
Convertible promissory note payable to an accredited investor	—	100
Total long-term debt	$37,896	$37,925
Less: current portion	(37,896)	(100)
Long-term debt, less current portion and net of debt issuance cost	$—	$37,825

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. As mentioned in Note 1, we entered into the Financing Amendment on September 20, 2016 which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The Loan bears interest at three-month LIBOR (with a floor of 1%) plus 10% per annum, payable monthly, and has a maturity date of September 24, 2018. As of September 30, 2017, the applicable interest rate on the Loan was approximately 11% per annum.

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

The Financing Agreement and the Security Agreement contain representations, warranties, affirmative and negative covenants (including financial covenants with respect to quarterly EBITDA levels and the value of our assets), events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Financing Agreement may result in the Loan amount outstanding and unpaid interest thereon, becoming immediately due and payable. As of September 30, 2017, we were not in compliance with the covenant under the Financing Agreement requiring minimum consolidated EBITDA of Remark and its subsidiaries for the trailing twelve-month period ended September 30, 2017 of $(1.5) million, as our actual consolidated EBITDA for such period was $(4.4) million. As explained in Note 15, the Lenders waived specified events of default under the Financing Agreement, including with respect to (i) minimum consolidated EBITDA of Remark and its subsidiaries for the trailing twelve-month periods ended June 30, 2017 and September 30, 2017, (ii) minimum value of certain of our assets for the fiscal quarters ended June 30, 2017 and September 30, 2017, and (iii) minimum restricted cash balance through September 19, 2017.

Table of Contents	13	Financial Statement Index

NOTE 11. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	September 30, 2017	December 31, 2016
Contingent consideration liability, net of current portion	$930	$1,840
Deferred rent	1,884	1,002
Deferred tax liability, net	1,352	749
Total	$4,166	$3,591

NOTE 12. COMMITMENTS AND CONTINGENCIES

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities, exclusive of the liability for the Earnout Payments related to the VDC Acquisition.

NOTE 13. STOCKHOLDERS' EQUITY AND NET LOSS PER SHARE

Equity Issuances

During the nine months ended September 30, 2017, we issued a total of 3,052,897 shares of our common stock to investors in exchange for approximately $8.3 million in cash.

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

The following table summarizes the stock option activity under our equity incentive plans as of September 30, 2017, and changes during the nine months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	7,344,140	$5.01
Granted	2,927,000	2.07
Exercised	(2,500)	1.99
Forfeited, cancelled or expired	(270,337)	4.46
Outstanding at September 30, 2017	9,998,303	$4.16	8.3	$4,974
Options exercisable at September 30, 2017	7,954,236	$4.60	7.9	$2,098

Table of Contents	14	Financial Statement Index

During the three months ended September 30, 2017, we issued a stock award of 18,588 shares with a grant-date fair value of less than $0.1 million. The award vested immediately upon grant.

We incurred share-based compensation expense of $1.6 million and $0.6 million, respectively, during the three months ended September 30, 2017 and 2016, and of $2.2 million and $3.0 million, respectively, during the nine months ended September 30, 2017 and 2016.

Net Income (Loss) per Share

For the three and nine months ended September 30, 2017 and 2016, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

•
the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued), and the outstanding CBG Financing Warrants, which may be exercised to purchase 2,892,731 shares of our common stock at an exercise price of $5.08 per share;

•
the outstanding VDC Acquisition Warrants, which may be exercised to purchase 8,601,410 shares of our common stock at an exercise price of $9.00 per share, and the outstanding VDC Financing Warrants, which may be exercised to purchase 2,998,872 shares of our common stock at an exercise price of $7.74 per share; and

•
the warrants issued in conjunction with our acquisition of Hotelmobi, Inc., which may be exercised to purchase 1,000,000 shares of our common stock, half at an exercise price of $8.00 per share and half at an exercise price of $12.00 per share.

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

The following table presents certain financial information regarding our travel and entertainment segment for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Segment	Corporate Entity and Other	Consolidated
Three Months Ended September 30, 2017
GAAP financial measures:
Net revenue	$16,284	$3,165	$19,449
Operating loss	$(200)	$(5,730)	$(5,930)
Non-GAAP financial measure:
Adjusted EBITDA	$1,955	$(3,779)	$(1,824)

Nine Months Ended September 30, 2017
GAAP financial measures:
Net revenue	$45,765	$6,239	$52,004
Operating loss	$(1,977)	$(14,010)	$(15,987)
Non-GAAP financial measure:
Adjusted EBITDA	$4,322	$(9,884)	$(5,562)

Three Months Ended September 30, 2016
GAAP financial measures:
Net revenue	$14,891	$251	$15,142
Operating loss	$(245)	$(3,953)	$(4,198)
Non-GAAP financial measure:
Adjusted EBITDA	$1,788	$(2,881)	$(1,093)

Nine Months Ended September 30, 2016
GAAP financial measures:
Net revenue	$42,668	$1,703	$44,371
Operating loss	$(1,223)	$(11,654)	$(12,877)
Non-GAAP financial measure:
Adjusted EBITDA	$4,851	$(7,390)	$(2,539)

Table of Contents	16	Financial Statement Index

The following table reconciles Adjusted EBITDA for the segment and for the corporate entity and other business units to Operating loss (in thousands):

	Segment	Corporate Entity and Other	Consolidated
Three Months Ended September 30, 2017
Adjusted EBITDA	$1,955	$(3,779)	$(1,824)
Less:
Depreciation, amortization and impairments	(2,155)	(355)	(2,510)
Share-based compensation expense	—	(1,629)	(1,629)
Other income, net	—	—	—
Plus:
Other loss	—	33	33
Operating loss	$(200)	$(5,730)	$(5,930)

Nine Months Ended September 30, 2017
Adjusted EBITDA	$4,322	$(9,884)	$(5,562)
Less:
Depreciation, amortization and impairments	(6,280)	(1,985)	(8,265)
Share-based compensation expense	—	(2,225)	(2,225)
Other income, net	(19)	(1)	(20)
Plus:
Other loss	—	85	85
Operating loss	$(1,977)	$(14,010)	$(15,987)

Three Months Ended September 30, 2016
Adjusted EBITDA	$1,788	$(2,881)	$(1,093)
Less:
Depreciation, amortization and impairments	(2,033)	(492)	(2,525)
Share-based compensation expense	—	(614)	(614)
Other income, net	—	1	1
Plus:
Other loss	—	33	33
Operating loss	$(245)	$(3,953)	$(4,198)

Nine Months Ended September 30, 2016
Adjusted EBITDA	$4,851	$(7,390)	$(2,539)
Less:
Depreciation, amortization and impairments	(6,045)	(1,356)	(7,401)
Share-based compensation expense	—	(3,012)	(3,012)
Other income, net	(29)	—	(29)
Plus:
Other loss	—	104	104
Operating loss	$(1,223)	$(11,654)	$(12,877)

Table of Contents	17	Financial Statement Index

The following table presents total assets for our travel and entertainment segment (in thousands):

	September 30, 2017	December 31, 2016
Travel and entertainment segment	$77,372	$76,074
Corporate entity and other business units	32,374	29,625
Consolidated	$109,746	$105,699

Capital expenditures for our travel and entertainment segment totaled $0.7 million and $0.5 million during the three months ended September 30, 2017 and 2016, respectively, and $1.6 million and $1.2 million during the nine months ended September 30, 2017 and 2016, respectively.

NOTE 15. SUBSEQUENT EVENTS

Sale of Assets

On October 24, 2017, we and Intersearch Tax Solutions, Inc. (“ITS”) entered into a quitclaim agreement (the “ITS Agreement”) under which we sold certain domain names and related rights and property to ITS. Pursuant to the ITS Agreement, in exchange for the assets we sold to ITS, we received $122,500 in cash, $200,000 in the form of a promissory note (the “ITS Note”), 25% of the amount of tax-extension related revenue generated by hyperlinks on our IRS.com website that link to the domain names ITS purchased from us, and 35% of the amount of gross profit in excess of $300,000 generated by any of the properties ITS purchased from us.

The ITS Note will accrue interest at a rate of 5% per annum, compounded annually, with $100,000 principal plus related accrued and unpaid interest due and payable on each of April 30, 2018 and April 30, 2019.

Because of our advance negotiations with ITS as of September 30, 2017 and our expectation that we would likely complete the sale of assets to ITS within a very short time subsequent to September 30, 2017, we classified the assets we sold to ITS as Assets held for sale in the balance sheet. We do not expect to record a material gain or loss on the sale.

Amendment, Waiver and Consent Related to Financing Agreement

On October 25, 2017, we entered into Amendment No. 2 and Waiver and Consent to Financing Agreement, dated as of October 25, 2017 (the “Second Financing Amendment”), to amend our Financing Agreement with MGG. Pursuant to the Second Financing Amendment, the Lenders waived specified events of default under the Financing Agreement occurring prior to January 1, 2018, including with respect to (i) minimum consolidated EBITDA of Remark and its subsidiaries for the trailing twelve-month periods ended June 30, 2017 and September 30, 2017, (ii) minimum value of certain of our assets for the fiscal quarters ended June 30, 2017 and September 30, 2017, and (iii) minimum restricted cash balance through September 19, 2017. In consideration for the Lenders’ entry into the Second Financing Amendment and pursuant to the terms of the Financing Agreement, among other things, we agreed to increase the exit fee payable to the Lenders upon termination of the Financing Agreement by $750,000, and to reimburse the Lenders for fees, costs and expenses related to the Second Financing Amendment.

Stock Issuance

On October 30, 2017, pursuant to the Aspire Purchase Agreement, we issued 1,639,583 shares of our common stock to Aspire Capital in exchange for $5.3 million in cash. Except for an amount equal to the par value of the shares issued, we will record the proceeds in additional paid-in capital.

Table of Contents	18	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the nine months ended September 30, 2017 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

OVERVIEW

We have continued a transition from being a primarily content-based media company to a primarily technology-focused company. Our KanKan social media data intelligence platform serves as the basis for our development and deployment of artificial-intelligence-based solutions for businesses and software developers in many industries and geographies. We also own and operate digital media properties across multiple verticals, such as travel and entertainment, young adult lifestyle and personal finance, that deliver relevant, dynamic content that attracts and engages users on a global scale.

During the nine months ended September 30, 2017, we earned most of our revenue from sales of travel and entertainment products such as show tickets and hotel rooms, with various advertising mechanisms and merchandise sales also contributing to our revenue. We also recognized revenue from KanKan’s new products.

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

Our recent improvements to the desktop experience of our customers has, for example, led to significant improvement in conversion rates related to entertainment bookings. Therefore, while we will continue to focus on our mobile platform, we will also continue to make improvements to the desktop experience. We also gave notice to our partner in the operation of the LasVegas.com website that we would end our co-management of the website and assume full control over operation of the website. Although it has not significantly impacted our operating results, we launched an improved version of the LasVegas.com website in July 2017 with many of the same improvements that we have implemented on the Vegas.com website and mobile application, which we believe will improve the revenue stream from the LasVegas.com website.

Matters Affecting Comparability of Results

We completed the CBG Acquisition on September 20, 2016. Our financial condition at September 30, 2017, and our results of operations for the three and nine months ended September 30, 2017 include the results from our subsidiaries acquired in the CBG Acquisition, while the same periods in 2016 only include nominal results from our subsidiaries acquired in the CBG Acquisition.

CRITICAL ACCOUNTING POLICIES

During the three and nine months ended September 30, 2017, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2016 Form 10-K.

Table of Contents	19

RESULTS OF OPERATIONS

The following discussion of our results of operations contains tables that present only those income statement line items that reflect material changes from period to period which require explanation, and does not contain a complete reproduction of our statements of operations.

Reportable Segment Results

	Three Months Ended September 30,		Change
	2017	2016	Dollars	Percentage
Revenue, net	$16,284	$14,891	$1,393	9%
Sales and marketing	6,151	4,742	1,409	30%

	Nine Months Ended September 30,		Change
	2017	2016	Dollars	Percentage
Revenue, net	$45,765	$42,668	$3,097	7%
Cost of revenue	8,144	7,627	517	7%
Sales and marketing	17,531	14,840	2,691	18%
Technology and development	1,877	638	1,239	194%
General and administrative	13,744	14,257	(513)	(4)%

Our reportable segment results during the three and nine months ended September 30, 2017 in comparison to the same periods of 2016, including the increase in net revenue, were primarily affected by the various improvements we have made to our sales channels, primarily the Vegas.com website and mobile application. The improvements led to an increase in our conversion of traffic through our sales channels, which boosted show ticket sales. The increased show ticket sales, as well as improved commission rates we earn on sales of third-party show tickets, increased net revenue during the three and nine months ended September 30, 2017 by approximately $1.2 million and $5.0 million, respectively, and contributed to corresponding increases in cost of revenue, and in sales and marketing expense.

The increased net revenue from show ticket sales during the nine months ended September 30, 2017 was partially offset by a net revenue decrease of approximately $1.3 million that resulted from macroeconomic conditions as well as declines in traffic to the LasVegas.com website. The declines in site traffic, which had been continuing for a long period of time, prompted us to make the decision several fiscal quarters ago to assume full control over operation of the LasVegas.com website. We assumed full control as of July 1, 2017, and we believe that the improvements we continue to make to the new version of the website will begin to improve the revenue stream from LasVegas.com.

The increase in Technology and development expense during the nine months ended September 30, 2017 relates to licensing fees we incurred in relation to the LasVegas.com website beginning in July 2016 when the term of the related agreement became month-to-month. Prior to July 2016, our payments under the agreement were reducing a previously-established liability related to the portion of the agreement term during which we were committed to make payments.

Late in 2016, we restructured the staff in our travel and entertainment segment, which drove a $0.7 million decrease in payroll and related costs, which is reported in General and administrative expense, during the nine months ended September 30, 2017 compared to the same period of 2016.

Table of Contents	20

Consolidated Results

	Three Months Ended September 30,		Change
	2017	2016	Dollars	Percentage
Revenue, net	$19,449	$15,142	$4,307	28%
Cost of revenue	5,641	2,864	2,777	97%
Sales and marketing	6,326	4,887	1,439	29%
General and administrative	9,971	7,921	2,050	26%
Loss on debt extinguishment	—	(9,157)	9,157	(100)%
Change in FV of warrant liability	(5,978)	(647)	(5,331)	824%

	Nine Months Ended September 30,		Change
	2017	2016	Dollars	Percentage
Revenue, net	$52,004	$44,371	$7,633	17%
Cost of revenue	12,270	7,837	4,433	57%
Sales and marketing	17,975	15,349	2,626	17%
Technology and development	2,657	1,904	753	40%
General and administrative	26,656	24,251	2,405	10%
Depreciation and amortization	8,265	7,401	864	12%
Loss on debt extinguishment	—	(9,157)	9,157	(100)%
Provision for income taxes	(603)	—	(603)

Consolidated results of operations were primarily impacted by the results of operations of our travel and entertainment segment, as described above. Additionally, the operations of the subsidiaries we acquired in the CBG Acquisition had the following effects during the three and nine months ended September 30, 2017:

•	increased net revenue by $0.7 million and $1.7 million, respectively

•	increased Cost of revenue by $0.6 million and $0.9 million, respectively

•	increased General and administrative expense by $0.4 million and $1.6 million, respectively

KanKan’s new products also began earning revenue during the three and nine months ended September 30, 2017, causing increases in net revenue of $2.2 million and $3.2 million, respectively. Cost of revenue related to the launch of the new products caused increases of $2.0 million and $3.0 million, respectively, but we expect that cost of revenue will be significantly lower in the future because of the one-time nature of certain data-related costs we incurred in connection with the launch of one product on an accelerated time frame, and also as volume increases and as we build internal infrastructure.

Our share-based compensation expense, which we include in General and administrative expense, increased by $1.0 million during the three months ended September 30, 2017. The increase resulted from significantly more stock options in the current year with early vesting.

Table of Contents	21

Excluding the operations of the travel and entertainment segment and of the subsidiaries we acquired in the CBG Acquisition, the following also affected General and administrative expense:

•
Payroll and related cost, exclusive of share-based compensation expense, increased by $0.7 million and $1.3 million, respectively, during the three and nine months ended September 30, 2017. The $0.5 million increase primarily resulted from acceleration of product development in our KanKan operations, which also accounted for approximately half of the year-to-date increase compared to the same period of 2016. The remaining year-to-date increase primarily relates to the hiring of two senior management positions in the fourth quarter of 2016 and early second quarter of 2017, plus routine salary increases.

•	Rent expense increased by $0.4 million during the nine months ended September 30, 2017.

During September of 2016, we amended the financing agreement with our lenders in conjunction with the CBG Acquisition, which resulted in a loss on debt extinguishment.

The increase in our provision for taxes arises from differences between the amortization of certain goodwill and intangible assets for tax purposes compared to book.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2017, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $210.7 million and a cash and cash equivalents balance of $16.0 million, both amounts as of September 30, 2017. Our net revenue during the nine months ended September 30, 2017 was $52.0 million.

During the nine months ended September 30, 2017, we issued a total of 3,052,897 shares of our common stock to investors in exchange for approximately $8.3 million in cash.

On September 24, 2015, concurrently with the closing of the VDC Acquisition, we entered into the Financing Agreement, pursuant to which the Lenders extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $27.5 million.

On September 20, 2016, concurrently with the closing of the CBG Acquisition, we entered into the Financing Amendment which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The Loan amount outstanding accrues interest at three-month LIBOR plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018. The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $3.25 million exit fee, and for the issuance of the VDC Financing Warrants, which provide the holders with the right to sell the warrant back to Remark on its expiration date in exchange for $3.0 million in cash (reduced pro rata based on the percentage of the warrant exercised). As of September 30, 2017, $35.5 million of aggregate principal remained outstanding under the Loan.

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets.  If we fail to comply with any financial covenant under the Financing Agreement going forward, under certain circumstances after a cure period, the Lenders may demand the repayment of the Loan amount outstanding and unpaid interest thereon, which could have a material adverse effect on our financial condition. As of September 30, 2017, we were not in compliance with the covenant under the Financing Agreement requiring minimum consolidated EBITDA of Remark and its subsidiaries for the trailing twelve-month period ended September 30, 2017 of $(1.5) million, as our actual consolidated EBITDA for such period was $(4.4) million. On October 25, 2017, we entered into the Second Financing Amendment, pursuant to which the Lenders waived specified events of default under the Financing Agreement, including with respect to (i) minimum consolidated EBITDA of Remark and its subsidiaries for the trailing twelve-month periods ended June 30, 2017 and September 30, 2017, (ii) minimum value of certain of our assets for the fiscal quarters ended June 30, 2017 and September 30, 2017 and (iii) minimum restricted cash balance through September 19, 2017. Our available cash and other liquid assets are not sufficient to pay our obligations under the Financing Agreement in full.

Table of Contents	22

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

On November 9, 2016, we entered into the Aspire Purchase Agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. On September 18, 2017, we entered into a First Amendment to the Aspire Purchase Agreement, which provides that the parties may mutually agree to increase the number of shares of our common stock that may be purchased per business day pursuant to the terms of the Aspire Purchase Agreement to 2,000,000 shares. Pursuant to the Aspire Purchase Agreement, we issued 1,879,699 shares of our common stock to Aspire Capital in exchange for $5.0 million in cash during the nine months ended September 30, 2017. On October 30, 2017, we issued an additional 1,639,583 shares of our common stock to Aspire Capital in exchange for $5.3 million in cash pursuant to the Aspire Purchase Agreement. As of November 10, 2017, Aspire Capital has purchased a total of $12.8 million of shares of our common stock under the Aspire Purchase Agreement.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on our historical track record and projections, we believe that we will be able to meet our ongoing requirements through September 30, 2018, (including repayment of our existing debt as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•	monetize existing assets

•	work with our creditors to modify existing arrangements or refinance our debt

•	obtain additional capital through equity issuances, including but not limited to under the Aspire Purchase Agreement (which issuances may dilute existing stockholders)

Table of Contents	23

However, projections are inherently uncertain and we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows - Operating Activities

We generated $2.6 million more cash from operating activities during the nine months ended September 30, 2017 than we did during the nine months ended September 30, 2016. The increase in cash provided by operating activities is a result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

During the nine months ended September 30, 2016, we paid approximately $7.3 million for the CBG Acquisition, while we made no business acquisitions during the nine months ended September 30, 2017. Our expenditure of $0.2 million more to purchase property and equipment than we did during the same period of 2016 partially offset the decrease resulting from the lack of business acquisitions in 2017.

Cash Flows - Financing Activities

During the nine months ended September 30, 2017, we obtained approximately the same amount of cash from financing activities as we did during the same period of 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Table of Contents	24

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 5, 2017, we issued a total of 751,880 shares of our common stock to an accredited investor in a private placement in exchange for $2.0 million. Except for an amount equal to the par value of the shares issued, we recorded the proceeds in additional paid-in capital.

We made the offer and sale of securities in the above-described private placement in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investor in a purchase agreement we entered into with the investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Table of Contents	25	Financial Statement Index

ITEM 6.	EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.1	First Amendment to Common Stock Purchase Agreement, dated as of September 18, 2017, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	09/19/2017	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	26	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	November 13, 2017	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)

Table of Contents	27	Financial Statement Index