Form 10-K
period 2017-12-31
REMARK HOLDINGS, INC.
filed 2018-04-02
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2017, the aggregate market value of our voting and non-voting common equity held by non-affiliates was $46.7 million.
As of March 28, 2018, a total of 32,842,399 shares of our common stock were outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2018 annual meeting of stockholders which we will file with the Securities and Exchange Commission.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The matters discussed in this Annual Report on Form 10-K (this “2017 Form 10-K”) include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, “our”). You will find forward-looking statements principally in the sections entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are identifiable by words or phrases indicating that Remark or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should,” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that we are “positioned” for a particular result, or similarly stated expectations. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this 2017 Form 10-K, other report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this 2017 Form 10-K and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. Such risks and uncertainties include general business conditions, changes in overall economic conditions, our ability to integrate acquired assets, the impact of competition and other factors which are often beyond our control.

This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity, financial condition and prospects. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information that we obtain after the date of this 2017 Form 10-K.

Table of Contents	ii

PART I

ITEM 1.	BUSINESS.

OVERVIEW

Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”), which include its consolidated variable-interest entities (“VIEs”), are primarily technology-focused. Our KanKan social media data intelligence platform serves as the basis for our development and deployment of artificial-intelligence-based (“AI-based”) solutions for businesses in many industries and geographies. We also own and operate digital media properties across multiple verticals, such as travel and entertainment (Vegas.com) and young adult lifestyle, that deliver relevant, dynamic content that attracts and engages users on a global scale. Our U.S. operations are headquartered in Las Vegas, Nevada, with additional operations in Los Angeles, California, and our China operations are headquartered in Chengdu, China with additional operations in Beijing, Shanghai, and Hangzhou. Our common stock, par value $0.001 per share, is listed on the NASDAQ Capital Market under the ticker symbol MARK.

OUR BUSINESS

Development

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As a part of the transactions, we received an equity stake in Sharecare, which constitutes approximately five percent of Sharecare’s issued stock at December 31, 2017. We also maintain representation on Sharecare’s Board of Directors.

In March 2013, we entered the young adult lifestyle vertical with the acquisition of Pop Factory, LLC, a beach lifestyle digital media brand providing website and mobile content. Later the same year, we introduced a refreshed brand and a new, mobile-optimized website at www.bikini.com, which includes e-commerce.

We transitioned in 2015 from being a strictly content-based company to a technology company leveraging KanKan, our social media data intelligence platform.

In September 2015, we acquired (the “VDC Acquisition”) Vegas.com LLC (“Vegas.com” or “VDC”) to give us a deeper reach into the travel and entertainment market in Las Vegas and the surrounding area. Vegas.com is a well-established brand and, through websites and mobile applications that it controls, it allows users to book travel to, and lodging and entertainment in, the Las-Vegas-area market.

In September 2016, we completed the acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”), pursuant to the terms of the Second Amended and Restated Asset and Securities Purchase Agreement, dated as of the same date (the “CBG Purchase Agreement”), with CBG and the other parties specified therein.

In the foreseeable future, we will continue to focus primarily on developing and monetizing new AI-based products and services using our KanKan social media data intelligence platform and deploying such products and services in the vast Asia market across multiple industries. We will also continue to improve Vegas.com’s various websites and mobile applications and leverage their capabilities to improve user engagement.

Business Model

We currently earn a majority of our revenue from sales of various travel and entertainment products (including lodging, air travel, show tickets and tours) booked through our travel and entertainment segment, consisting of Vegas.com and its related websites (including LasVegas.com), mobile applications and retail locations.

Table of Contents	1

We also recognize revenue from the following sources:

•	sales of financial-technology (“FinTech”) products and services from our KanKan business

•	sales of AI-based products and services from our KanKan business

•	various advertising mechanisms associated with our websites

Excluding general and administrative expense, the primary costs we incur to earn the revenue described above include:

•	credit card fees

•	costs related to providing tours, such as permits, fees, fuel, vehicle leases and vehicle repair

•	software and website development costs, including licensing costs for third-party software

•	data acquisition and customer acquisition costs

•	costs associated with marketing our brands

•	costs associated with developing and producing the content on our websites and the content we provide to third parties

Travel and Entertainment

Vegas.com comprises our travel and entertainment business. We believe that Vegas.com is the premiere online booking service for all of the exciting travel and entertainment opportunities related to Las Vegas and the immediately-surrounding areas. Vegas.com offers users the ability to book lodging, air travel, show tickets and tours, and its customer service team is staffed by Las Vegas locals who are intimately familiar with Las Vegas and the various products and services offered through the website.

Technology and Data Intelligence

We use the KanKan name in reference to our proprietary data intelligence software (the “DI Software”). Our DI Software uses proprietary data crawlers to collect publicly-available consumer data from most major social media platforms around the world, and other sources of consumer data worldwide. We have also entered into online and offline data partnerships with providers such as Alibaba and Tencent who provide us with data regarding shopping habits, eating habits and other types of consumer data that supplement the massive amounts of data that our DI Software collects.

The data collected by the DI Software primarily serve as the basis for our development and deployment of AI-based solutions for businesses in many industries and geographies. We have developed KanKan SmartEyes, a collection of software programs that we can configure to perform facial, gesture, and object recognition (or all or any combination of those functions) on video streams. We seek to deploy KanKan SmartEyes primarily in public safety, food safety, retail and other industries (e.g., convenience stores, fast food restaurants, and retail stores) where it can be used, among other purposes, to identify rules violations that are then forwarded to the client (e.g., law enforcement or food safety inspectors) for follow up. We also developed KanKan Media Box, a software program that analyzes video, automatically recognizes and tags persons and objects in the video, and then automatically performs edits based on the tagged items.

Our ability to “train” our DI Software to discern among certain important consumer lending metrics allows us to provide a FinTech service for affiliates of certain major banks in China. Pursuant to agreements with those affiliates, we use KanKan’s DI Software to screen potential loan candidates for short-term loans to identify high-quality loan candidates for such banks and lending institutions.

Table of Contents	2

Other Digital Media Assets

Young Adult Lifestyle

Bikini.com is our online beach lifestyle destination for young women that targets the $20 billion swimsuit market. We designed the flagship website to target social media integration and to optimize the experience for mobile users. In addition to offering merchandise online, we provide original editorial content covering the latest in fashion, beauty, travel, and health and fitness trends. We complement the editorial content with a carefully-curated collection of swimwear and accessories containing the latest in must-have seasonal trends, offered through the website’s online boutique. Our merchandise is targeted at several price tiers, allowing us to develop long-term relationships with our customers that begin when they are young students and continue throughout their personal and professional lives.

Personal Finance

As we continue to focus more of our efforts on our technology and data intelligence business, we have de-emphasized certain non-core businesses such as Banks.com. Though we maintain ownership of the Banks.com domain, we have entered into an agreement with a third-party vendor to operate the website, and we earn a portion of the revenue generated therefrom. We also continue to own and operate the US Tax Center at www.irs.com, which provides users with access to U.S. tax-related information and services, but we have disposed of the immaterial, non-core assets that formerly comprised our tax extension business.

Competition

We compete for business primarily in the online travel and entertainment booking marketplace and in the FinTech and AI marketplaces, each of which are intensely competitive and, with regard to the FinTech and AI marketplaces, rapidly evolving.

Travel and Entertainment

The primary factors upon which we compete are price and promotions, knowledge of the Las Vegas area, customer service and the quality and features of our sales channels. We believe the following are our primary competitors:

•
online travel reservation services such as The Priceline Group (priceline.com, booking.com), Expedia (expedia.com, hotels.com, hotwire.com, travelocity.com, orbitz.com), as well as websites of hotels and casinos

•	online travel search services and price comparison services such as TripAdvisor, Trivago (majority-owned by Expedia), and HotelsCombined

•	websites, such as Todtix.com, Bestofvegas.com and Showtickets.com, that sell tickets to Las Vegas-area events

•	traditional “brick-and-mortar” retailers, such as casino box offices and Tix4tonight, that sell tickets to Las Vegas-area events

We also face competition for customer traffic on internet search engines and metasearch websites, which impacts our sales and marketing costs.

Table of Contents	3

Technology and Data Intelligence

With our KanKan business, we primarily compete on the basis of the quality and reliability of our products and services.

FinTech. The credit infrastructure in China is not yet as well developed as the credit infrastructure in the United States. We believe the traditional system underserves a large number of persons who are financially active but who do not yet have lengthy credit histories. In the FinTech market space (financial institutions and peer-to-peer lenders), we are, in essence, competing against our potential customers’ traditional systems of identifying their own loan candidates.

AI-based products and services. Our AI-based products and services did not significantly contribute to revenue during 2017, but they represent a significant opportunity for us in the future. We offer facial recognition products and we also build and deploy custom AI solutions. Our facial recognition products compete with companies such as SenseTime, Face++, Google, GoGoVan, WeLab and others, while we compete with companies such as PriceWaterhouseCoopers, Hewlett Packard, Baidu and others for business in the AI solutions market space.

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

Intellectual Property

We rely upon trademark, copyright and trade secret laws in various jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brands. We own two patents and several copyright registrations related to Vegas.com. Regarding our KanKan business, we own 15 copyright registrations, we have 19 patents pending in China and we have several additional patent applications we are preparing to file in China. We also hold various trademarks for our brands, and we have additional applications pending.

Technology

Our technologies include software applications built to run on third-party cloud hosting providers including Amazon Web Services and Alibaba located in North America and Asia. We make substantial use of off-the-shelf available open-source technologies such as Linux, PHP, MySQL, Drupal, mongoDB, Memcache, Apache, Nginx, CouchBase, Hadoop, HBase, ElasticSearch, Lua, Java, Redis, Akka and Wordpress, in addition to commercial platforms such as Microsoft, including Windows Operating Systems, SQL Server, and .NET. Such systems are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. We also utilize third-party services to geographically deliver data using major content distribution network providers. We rely heavily on virtualization throughout our technology architecture, which enables the scaling of dozens of digital media properties in an efficient and cost effective manner.

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

Table of Contents	4

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

Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. The Chinese government has at times taken measures to restrict digital platforms, publishers or specific content themes from consumption by its citizens. We invest significant efforts into ensuring that our published content in China is consistent with our most current understanding of prevailing Chinese laws, regulations, and policies; and to date our published content in China has been met with successful distribution and no action or inquiry from the Chinese government. However, unforeseen regulatory restrictions or policy changes in China regarding digital content could have a material adverse effect on our business.

The Chinese government has not yet adopted a clear regulatory framework governing the new and rapidly-evolving artificial intelligence and FinTech industries in which we operate.  The Chinese government’s adoption of more stringent laws or enforcement protocols affecting participants in such industries (including, without limitation, restrictions on foreign investment, capital requirements and licensing requirements) could have a material adverse effect on our business.

Corporate Structure

To comply with China’s laws which restrict foreign ownership of entities that operate within industries deemed sensitive by the Chinese government, we employ what we believe is a commonly-used organizational structure consisting of a wholly-foreign owned enterprise (“WFOE”) and the VIEs to operate our KanKan business. We own 100% of the equity of the WFOE, while the VIEs are companies formed in China under local laws which are owned by members of our management team. We funded the registered capital and operating expenses of the VIEs by extending loans to the VIEs’ owners. We believe that we are the primary beneficiary of the VIEs because the equity holders of such entities do not have significant equity at risk and because we have been able to direct the operations of the VIEs.

The following diagram illustrates our China holding structure as of the date of this 2017 Form 10-K. The diagram omits certain entities which are immaterial to our results of operations and financial condition. Equity interests depicted in this diagram are 100% owned. The relationships between each of Chengdu Ruima Technology Co., Ltd.; Hangzhou Shufeng Technology Co., Ltd.; Sichuan Diyang Xinfeng Technology Co., Ltd. and BoNet (Beijing) Technology LLC, on the one hand, and KanKan Technology (Shanghai) Co., Ltd., on the other hand, as illustrated in the following diagram are governed by contractual arrangements, including in each case an Exclusive Call Option Agreement, an Exclusive Business Cooperation Agreement, a Proxy Agreement and an Equity Pledge Agreement, and do not constitute equity ownership.

Table of Contents	5

Employees

We employed approximately 340 people as of March 28, 2018, including approximately 325 full-time employees.

ADDITIONAL INFORMATION

We were originally incorporated in Delaware in March 2006 as HSW International, Inc., we changed our name to Remark Media, Inc. in December 2011, and as our business continued to evolve, we changed our name to Remark Holdings, Inc. in April 2017.

As soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC, we provide free access through our website (www.remarkholdings.com) to our Annual Reports on Form 10-K, Quarterly Reports on Form

Table of Contents	6

10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We do not incorporate any information found on our website into the materials we file with, or furnish to, the SEC; therefore, you should not consider any such information a part of any filing we make with the SEC.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this 2017 Form 10-K, including our consolidated financial statements and notes thereto, before deciding whether to invest in our common stock. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

If we are unable to maintain or increase the number of visitors interacting with, and making purchases on, our owned-and-operated websites and mobile applications in a cost-effective manner, our business, financial condition and results of operations may be adversely affected.

We earn a substantial amount of our revenue from transactions occurring on our websites and Internet-based mobile applications. Providing a high-quality, highly-efficient and user-friendly online experience, in a cost-effective manner, is vital to our operations. Failure to do so could adversely affect user experiences and reduce traffic to our owned-and-operated websites and mobile applications, which would adversely affect our business, financial condition, results of operations and cash flows. To attract traffic, we utilize search engine optimization related to our websites and the content published on them, a strategy that involves building websites with the objective of having them rank well in unpaid search engine results. Our ability to successfully manage search engine optimization efforts across our owned-and-operated websites is dependent on our timely and effective modification of search engine optimization practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends and our ability to offer websites and content responsive to ever-changing consumer interests and trends. Our failure to successfully manage our search engine optimization strategy could result in a substantial decrease in traffic to our owned-and-operated websites, or an inability to attract traffic to new websites that we launch which could adversely affect our business, financial condition, results of operations and cash flows.

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

Table of Contents	7

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

Table of Contents	8

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

In addition, as operators of content websites reliant on user traffic to sell advertising, our users must have adequate and functioning Internet access. Technical problems with Internet access providers such as cable, DSL satellite or mobile companies may inhibit user access to our websites and slow traffic. Events such as power outages caused by blackouts, brown outs, storm outages or other power issues could also cause loss of user access to our websites.

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

Table of Contents	9

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

As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. Additionally, we are subject to PCI DSS as a service provider, which is a business entity that is not a payment brand directly involved in the processing, storage, or transmission of cardholder data. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. The cost of complying with stricter privacy and information security laws, standards and guidelines, including evolving PCI DSS standards, and developing, maintaining and upgrading technology systems to address future advances in technology, could be significant and we could experience problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems. Failure to comply with such laws, standards and guidelines, or payment card industry standards could have a material adverse impact on our business, financial condition and results of operations.

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

Table of Contents	10

inhibit the growth of the Internet and negatively affect consumers' willingness to provide private information or effect commercial transactions on the Internet generally, including through our services. Additionally, consumers using our services could be affected by security breaches at third parties such as travel service providers, payroll providers, health plan providers, payment processors or GDSs upon which we rely. If these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our customers’ data may be improperly accessed, used, or disclosed. A security breach at any such third-party marketing affiliate, travel service provider, GDS or other third party on which we rely could also be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

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

We use a cloud-based infrastructure. Like many companies using the cloud, we continually strive to meet industry information security standards relevant to our business. We continuously perform vulnerability assessments, review log/access, perform system maintenance, and manage network perimeter protection. A breach of external perimeter may lead to the loss of confidential information.

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

The artificial intelligence market is new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our KanKan social media data intelligence platform.

The artificial intelligence market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth and acceptance of this market. The utilization of our platform by customers is still relatively new, and customers may not recognize the need for, or benefits of, our platform, which may prompt them to decide to adopt alternative products and services to satisfy their cognitive computing search and analytics requirements. Our ability to expand the market that our platform addresses depends upon a number of factors, including the cost, performance and perceived value of our platform. Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for our AI-based products in each of the vertical markets we compete in, or plan to compete in, is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. As a result, we may experience significant reduction in demand for our products and services due to lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth, or if demand for our AI-based products decreases, then our business, results of operations and financial condition will be adversely affected.

Table of Contents	11

Our continuous access to publicly-available data and to data from partners may be restricted, disrupted or terminated, which would restrict our ability to develop new products and services, or to improve existing products and services, which are based upon our KanKan social media data intelligence platform.

The success of our AI-based products depends substantially on our ability to continuously ingest and process large amounts of data available in the public domain and provided by our partners, and any interruption to our free access to such publicly-available data or to the data we obtain from our partners will restrict our ability to develop new products and services, or to improve existing products and services. While we have not encountered any significant disruption of such access to date, there is no guarantee that this trend will continue without costs. Public data sources may change their policies to restrict access or implement procedures to make it more difficult or costly for us to maintain access, and partners could decide to terminate our existing agreements with them. If we no longer have free access to public data, or access to data from our partners, the utility of our KanKan mobile application will be significantly reduced and our ability to maintain or improve existing products, or to develop new AI-based products using our DI Software, may be severely limited. Furthermore, we may be forced to pay significant fees to public data sources or to partners to maintain access, which would adversely affect our financial condition and results of operations.

The successful operation of our KanKan mobile application and the associated data intelligence software will depend upon the performance and reliability of the Internet infrastructure in China.

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

Table of Contents	12

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

Table of Contents	13

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

Table of Contents	14

Risks Relating to our Company

We have a history of operating losses and we may not generate sufficient revenue to support our operations.

During the year ended December 31, 2017, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $299.8 million.

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

Additionally, in connection with the VDC Acquisition, we entered into the Financing Agreement, dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders have extended credit to us a total aggregate principal amount of $35.5 million. (the “Loan”). The terms of the Financing Agreement and related documents are described in Note 11 in the Notes to Consolidated Financial Statements. The Financing Agreement contains limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders.

On November 9, 2016, we entered into a common stock purchase agreement (as amended, the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that upon the terms and subject to the conditions and limitations set forth therein, we may sell to Aspire Capital up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. As of March 28, 2018, Aspire has purchased $12.8 million of shares of our common stock under the Aspire Purchase Agreement.

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

Expanding our international operations involves additional risks, and our exposure to such risks increases as our business continues to expand outside of the United States.

We operate outside of the United States in China. China has different economic conditions, languages, currency, consumer expectations, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments (including labor laws and customs), tax laws and levels of political stability.  We are subject to associated risks typical of international businesses, including, but not limited to, the following:

•	Local economic or political instability;

•	Threatened or actual acts of terrorism;

•
Compliance with additional laws applicable to companies operating internationally as well as local laws and regulations, including the Foreign Corrupt Practices Act, data privacy requirements, labor and employment law, laws regarding advertisements and promotions and anti-competition regulations;

•	Diminished ability to legally enforce contractual rights;

Table of Contents	15

•	Increased risk and limits on enforceability of intellectual property rights;

•	Restrictions on, or adverse consequences related to, the withdrawal of non-U.S. investment and earnings;

•	Restrictions on repatriation of cash as well as restrictions on investments in operations;

•	Financial risk arising from transactions in multiple currencies as well as foreign currency exchange restrictions;

•	Difficulties in managing staff and operations due to distance, time zones, language and cultural differences; and

•	Uncertainty regarding liability for services, content and intellectual property rights, including uncertainty as a result of local laws and lack of precedent.

Operating our business in China exposes us to particular risks and uncertainties relating China’s laws and regulations, some of which restrict foreign investment in businesses including Internet content providers, mobile communication and related businesses.  In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of Internet businesses illegal or difficult, or may make direct participation in those markets uneconomic, which could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. Although we have established effective control of our Chinese business through a series of contractual arrangements, future developments in the interpretation or enforcement of Chinese laws and regulations or a dispute relating to these contractual arrangements could restrict our ability to operate or restructure our business or to engage in strategic transactions.  The success of our business in China, and of any future investments in China, is subject to risks and uncertainties regarding the application, development and interpretation of China’s laws and regulations. If we cannot effectively manage our China operations, our business, results of operations and financial condition could be adversely affected.

Furthermore, when we accumulate large amounts of cash in China, which we will consider indefinitely reinvested in our China operations, the repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancing, may result in additional U.S. income tax expense and higher cost for such capital.

If the Chinese government deems that the contractual arrangements in relation to our variable interest entities (“VIEs”) do not comply with its restrictions on foreign investment, or if Chinese regulations or the interpretation of existing regulations changes in the future, we could be subject to penalties or be forced to relinquish our interests in our China operations.

Various regulations in China restrict or prohibit wholly foreign-owned enterprises from operating in specified industries such as Internet information, financial services, Internet access and certain other industries. In order to comply with Chinese regulatory requirements, we conduct certain of our operations in China through contractual arrangements with our VIEs, which are incorporated in China and owned by members of our management team. These contractual arrangements are intended to give us effective control over each of the VIEs and enable us to receive substantially all of the economic benefits arising from the VIEs as well as consolidate the financial results of the VIEs in our results of operations. We expect that an increased amount of our revenue will be generated through our VIEs. Although the VIE structure we have adopted is consistent with longstanding industry practice, and has been adopted by comparable companies in China, there are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, and there can be no assurance that the Chinese government would agree that these contractual arrangements comply with China’s licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. Chinese laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations.

If the VIE structure is deemed by Chinese regulators having competent authority to be illegal, either in whole or in part, we may lose control of our VIEs and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we could achieve this without material disruption to our business. Further, if the VIE structure is found to be in violation of any existing or future Chinese laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations. Furthermore, new Chinese laws, rules and regulations may be introduced to impose

Table of Contents	16

additional requirements that may be applicable to our contractual arrangements with our VIEs. Occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations.

Our contractual arrangements may not be as effective in providing control over the VIEs as direct ownership.

Because we are restricted or prohibited by the Chinese government from owning certain Internet operations in China, we are dependent on our VIEs, in which we have no direct ownership interest, to provide our FinTech and AI-based products and services through contractual arrangements among the parties and to hold some of our assets. These contractual arrangements may not be as effective in providing control over our operations as direct ownership of these businesses. For example, if we had direct ownership of our VIEs, we would be able to exercise our rights as a shareholder to effect changes in their boards of directors, which in turn could effect changes at the management level. Due to our VIE structure, we have to rely on contractual rights to effect control and management of our VIEs, which exposes us to the risk of potential breach of contract by the VIEs or their shareholders. In addition, as each of our VIEs is jointly owned by its shareholders, it may be difficult for us to change our corporate structure if such shareholders refuse to cooperate with us. In addition, some of our subsidiaries and VIEs could fail to take actions required for our business. Furthermore, if the shareholders of any of our VIEs were involved in proceedings that had an adverse impact on their shareholder interests in such VIE or on our ability to enforce relevant contracts related to the VIE structure, our business would be adversely affected.

Any failure by our VIEs or their shareholders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition and results of operations.

If our VIEs or their shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce the arrangements. We have also entered into equity pledge agreements with respect to each VIE to secure certain obligations of such variable interest entity or its shareholders to us under the contractual arrangements. However, the enforcement of these agreements through arbitration or judicial agencies may be costly and time-consuming and will be subject to uncertainties in China’s legal system. Moreover, our remedies under the equity pledge agreements are primarily intended to help us collect debts owed to us by the VIEs or the VIEs’ shareholders under the contractual arrangements and may not help us in acquiring the assets or equity of the VIEs.

The contractual arrangements with our VIEs may be subject to scrutiny by China’s tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and therefore substantially reduce our consolidated net income and the value of your investment.

The tax regime in China is rapidly evolving and there is significant uncertainty for Chinese taxpayers as Chinese tax laws may be interpreted in significantly different ways. China’s tax authorities may assert that we or the VIEs or their shareholders are required to pay additional taxes on previous or future revenue or income. In particular, under applicable Chinese laws, rules and regulations, arrangements and transactions among related parties, such as the contractual arrangements with our VIEs, may be subject to audit or challenge by China’s tax authorities. If China’s tax authorities determine that any contractual arrangements were not entered into on an arm's length basis and therefore constitute a favorable transfer pricing, the China tax liabilities of the relevant subsidiaries, VIEs or VIE shareholders could be increased, which could increase our overall tax liabilities. In addition, China’s tax authorities may impose interest on late payments. Our net income may be materially reduced if our tax liabilities increase. It is uncertain whether any new China laws, rules or regulations relating to VIE structures will be adopted or, if adopted, what they would provide.

If we or any of our VIEs are found to be in violation of any existing or future China laws, rules or regulations, or if we fail to obtain or maintain any of the required permits or approvals, the relevant China regulatory authorities would have broad discretion to take action in dealing with these violations or failures, including revoking the business and operating licenses of our China subsidiaries or the VIEs, requiring us to discontinue or restrict our operations, restricting our right to collect revenue, blocking one or more of our websites, requiring us to restructure our operations or taking other regulatory or enforcement actions against us. The imposition of any of these measures could result in a material adverse effect on our ability to conduct all or any portion of our business operations. In addition, it is unclear what impact Chinese government actions would have on us and on our ability to consolidate the financial results of any of our VIEs in our consolidated financial statements, if China’s governmental authorities were to find our legal structure and contractual arrangements to be in violation of China laws, rules and regulations. If the imposition of any governmental actions causes us to lose our right to direct the activities of any of our material VIEs or otherwise separate from any of these entities, and if we are not able to restructure our ownership structure and

Table of Contents	17

operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our VIEs in our consolidated financial statements. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

The shareholders, directors and executive officers of the VIEs may have potential conflicts of interest with us.

Our VIEs are owned by members of our management team. In addition, these individuals are also directors and officers of the VIEs. Chinese laws provide that a director and an executive officer owe a fiduciary duty to the company he or she directs or manages. The directors and executive officers of the VIEs must therefore act in good faith and in the best interests of the VIEs, and must not use their respective positions for personal gain. These laws, however, do not require them to consider the best interests of Remark when making decisions as a director or member of the management of the VIEs. Conflicts may arise between these individuals’ fiduciary duties as directors and officers of the VIEs and Remark.

Conflicts of interest may also arise due to the individuals’ roles as shareholders of the VIEs and their duties as our employees. The shareholders of the VIEs may breach, or cause the VIEs to breach, the VIE contracts. As a result, we might have to rely on legal or arbitral proceedings to enforce our contractual rights. Any failure by our VIEs or their shareholders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition and results of operations.

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

The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $3.5 million exit fee and for the issuance of warrants to purchase shares of our common stock.

We also have outstanding principal indebtedness of $3.0 million under the short-term note payable describe earlier in this section.

Our substantial indebtedness and other payment obligations could have important consequences to our stockholders. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for working capital and general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	make us more vulnerable to a general economic downturn than a company that is less leveraged.

Table of Contents	18

The Financing Agreement contains certain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

The Financing Agreement, as amended, requires us to satisfy various covenants, including financial covenants with respect to quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels of Vegas.com, quarterly revenue generated by KanKan and the value of our assets. The Financing Agreement also contains restrictions on our abilities to engage in certain transactions without the consent of the Lenders, and may limit our ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on our ability and the ability of our subsidiaries to:

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

We continue to evolve our business strategy and develop new brands, products and services, and our future prospects are difficult to evaluate.

We are in varying stages of development with regard to our business, including our nascent technology and data intelligence business, so our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Some of such risks and difficulties include our ability to, among other things:

•	increase the number of users of our websites and mobile applications;

•	manage and implement new business strategies;

•	successfully commercialize and monetize our assets;

•	successfully attract advertisers for our owned and operated websites;

•	continue to raise additional working capital;

•	manage operating expenses;

•	establish and take advantage of strategic relationships;

•	successfully avoid diversion of management’s attention or of other resources from our existing business

Table of Contents	19

•	successfully avoid impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions;

•	prevent, or successfully temper, adverse market reaction to acquisitions;

•	manage and adapt to rapidly changing and expanding operations;

•	respond effectively to competitive developments; and

•	attract, retain and motivate qualified personnel.

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

If we fail to manage our growth, we may need to improve our operational, financial and management systems and processes which may require significant capital expenditures and allocation of valuable management and employee resources. As we continue to grow, we must effectively integrate, develop and motivate new employees, including employees in international markets, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

We cannot assure you that these investments will be successful or that such endeavors will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible or that we will achieve these benefits within a reasonable period of time.

If we are not able to attract and retain key management, we may not successfully integrate the acquired assets into our historical business or achieve our other business objectives.

We will depend upon the contributions of our senior management, including our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer, for our future business success. The loss of the service of any of the key members of our senior management may significantly delay or prevent the integration of the contributed assets and other business objectives.

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

Table of Contents	20

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

The trading price of our common stock has been and may continue to be volatile. From January 1, 2016, through March 28, 2018, the high and low sales prices for our common stock were $15.10 and $1.93, respectively. The trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of March 28, 2018, our Chairman and Chief Executive Officer, Kai-Shing Tao, may be deemed to beneficially own 10,200,634 shares, or 27.4% of our common stock and Ernest T. Lee may be deemed to beneficially own 2,193,336 shares, or 6.7% of our common stock. The interests of these stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

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

Pursuant to our public equity line with Aspire Capital, we issued 151,515 shares of our common stock and, upon the terms and subject to the conditions and limitations set forth therein, we may sell as much as an aggregate of $20 million of our common stock to Aspire Capital from time to time over the 30-month term of the Aspire Purchase Agreement, which expires May 9, 2019. The number of shares ultimately sold to Aspire Capital is dependent upon our election to sell to Aspire Capital under the Aspire Purchase Agreement. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under the Aspire Purchase Agreement may cause the trading price of our common stock to decline.

Table of Contents	21

After Aspire Capital has acquired shares under the Aspire Purchase Agreement, it may sell all, some or none of those shares. Sales to Aspire Capital pursuant to the Aspire Purchase Agreement may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right under the Aspire Purchase Agreement to control the timing and amount of sales of our shares to Aspire Capital, and the Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us. As of March 28, 2018, we have sold 4,121,896 shares of common stock to Aspire Capital in exchange for $12.8 million pursuant to the Aspire Purchase Agreement.

A significant number of additional shares of our common stock may be issued under the terms of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

As of March 28, 2018, we had outstanding options to purchase approximately 10.9 million shares of common stock and warrants to purchase 9,711,774 shares of common stock. The number of outstanding warrants include certain of the CBG Acquisition Warrants and the CBG Financing Warrants, providing for the right to purchase 40,000 and 2,961,774 shares of common stock, respectively, at per-share exercise prices of $10.00 and $4.96, respectively, and it also includes additional unissued CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00 (we have already accounted for the liability associated with such unissued CBG Acquisition Warrants in our consolidated balance sheet as part of the line item Warrant liability). The CBG Acquisition Warrants and the CBG Financing Warrants are exercisable on a cashless basis only. As a result of the cashless exercise requirement, neither the CBG Acquisition Warrants nor the CBG Financing Warrants can be exercised for the entire amount of shares purchasable under the warrants, and they effectively cannot be exercised to purchase shares of common stock unless the applicable market value of the common stock exceeds the applicable exercise price under the terms thereof.

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

Table of Contents	22

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

We conduct our operations primarily from leased office space located in and around the Las Vegas area. Our principal executive office is located in Las Vegas, Nevada, where we lease approximately 39,000 square feet of office space pursuant to a lease expiring in February 2024. Our Vegas.com business previously conducted its operations from approximately 33,000 square feet of leased office space located in Henderson, Nevada, pursuant to a lease expiring in September 2022.

We primarily manage our KanKan business from our China headquarters in Chengdu, China, with support from our offices in Shanghai and Hangzhou.

ITEM 3.	LEGAL PROCEEDINGS

On February 21, 2018, we initiated a legal proceeding against CBG, Adam Roseman, and CBG’s Joint Official Liquidators (the “CBG Litigation”) arising from the CBG Acquisition described in Note 3 to this 2017 Form 10-K. The CBG Litigation was filed in the United States District Court for the District of Nevada and is captioned as Remark Holdings, Inc., et al. v. China Branding Group, Limited (In Official Liquidation), et al., Case No. 2:18-cv-00322. In the CBG Litigation, we are seeking a declaration from the court that we are entitled to rescission of the CBG Purchase Agreement and all transactions related to the CBG Acquisition, a declaration that the CBG Purchase Agreement and the transactions consummated pursuant thereto be rescinded and void ab initio, a declaration that we are not required to deliver CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00, an order directing release to us of any consideration held in escrow in connection with the CBG Acquisition, and disgorgement of all consideration paid by us in connection with the CBG Acquisition. We are alleging that the defendants fraudulently mispresented and concealed material information regarding the companies we acquired in the CBG Acquisition. We are in the process of serving the summonses upon all of the defendants.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Table of Contents	23

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the NASDAQ Capital Market under the symbol MARK.  The following table presents the high and low sales prices of our common stock, as reported on the NASDAQ Capital Market for the periods indicated.

	High	Low
Year Ended December 31, 2017
First Quarter	$4.16	$2.86
Second Quarter	3.48	1.93
Third Quarter	4.87	2.12
Fourth Quarter	11.16	2.83
Year Ended December 31, 2016
First Quarter	$5.37	$3.66
Second Quarter	4.85	4.03
Third Quarter	4.80	3.86
Fourth Quarter	4.70	3.27

HOLDERS OF COMMON STOCK

We had approximately 105 holders of record of our common stock as of March 28, 2018.

DIVIDENDS

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

UNREGISTERED SALES OF EQUITY SECURITIES

On November 13, 2017, we sold 142,857 shares to an accredited investor in a private placement for $0.5 million. On December 20, 2017, we sold 833,334 shares to Charoen Pokphand Group in a private placement for $10.0 million.

We made the offer and sale of securities in the above-described private placements in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investors in purchase agreements we entered into with the investors.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

Table of Contents	24

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 in conjunction with our consolidated financial statements and notes thereto set forth in Part II, Item 8 of this 2017 Form 10-K.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this 2017 Form 10-K.

OVERVIEW

We are a primarily technology-focused company. Our KanKan social media data intelligence platform serves as the basis for our development and deployment of AI-based solutions for businesses in many industries and geographies. We also own and operate digital media properties across multiple verticals, such as travel and entertainment and young adult lifestyle, that deliver relevant, dynamic content that attracts and engages users on a global scale.

During the year ended December 31, 2017, we earned most of our revenue from sales of travel and entertainment products such as show tickets and hotel rooms, with KanKan’s FinTech services also contributing to our revenue. We also recognized revenue from the provision of tax extension filing services, as well as from various advertising mechanisms and merchandise sales.

Our newest reportable segment is Technology and Data Intelligence, which is comprised of our KanKan business. KanKan began contributing revenue during 2017, primarily from a FinTech service in which we screen potential loan candidates for financial institutions. We have continued to develop new AI-based products and services using our KanKan social media data intelligence platform, and we have signed contracts with customers which we expect will contribute significantly to revenue in the Technology and Data Intelligence segment during the coming years.

With regard to the operations of our travel and entertainment segment, our sales via mobile devices represent an increasingly significant percentage of total sales. We intend to continue investing in improvements to our mobile platform. We view improving and expanding our presence on mobile devices as the best way in which we can both differentiate our Vegas.com offerings from our local competitors’ offerings (as our competitors in the Las Vegas market tend to be “brick-and-mortar” operations) and drive increases in revenue.

We have also made improvements to how our customer’s experience our Vegas.com offerings on desktop devices, which led to significant improvement in conversion rates related to entertainment bookings. Though we will continue to focus on our mobile platform as our customer base continues to migrate to that method of consumption, we will also continue to make improvements to the desktop experience to sustain the ongoing increases in market share and net revenue related to entertainment bookings.

Matters Affecting Comparability of Results

We completed the CBG Acquisition on September 20, 2016. Our results of operations for the year ended December 31, 2017 include the assets and entities we acquired from CBG for the entire year, while 2016 only included the results of operations of the assets and entities we acquired from CBG subsequent to the CBG Acquisition.

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

Table of Contents	25

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

Accounting for Share-Based Compensation

For grants of restricted stock or restricted stock units, we measure fair value using the closing price of our stock on the measurement date, while we use the Black-Scholes-Merton option pricing model (the “BSM Model”) to estimate the fair value of stock options and similar instruments awarded.

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

Table of Contents	26	Financial Statement Index

We do not currently issue dividends, but if we did so, then we would also include an estimated dividend rate as an input to the BSM model. Generally speaking, the BSM model tends to be most sensitive to changes in stock price, volatility or expected term.

We measure compensation expense for granted equity-classified instruments as follows:

•	for grants to employees, we measure compensation expense as of the grant date

•	for grants to non-employees, we re-measure compensation expense at each balance sheet date

We measure compensation expense for granted liability-classified instruments as of the settlement date, meaning that we re-measure compensation expense at each balance sheet date until the settlement date occurs.

Once we measure compensation expense, we recognize it over the requisite service period (generally the vesting period) of the grant, net of forfeitures as they occur.

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

Table of Contents	27	Financial Statement Index

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

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Reportable Segment Results

Technology and Data Intelligence

	Year Ended December 31,		Change
	2017	2016	Dollars	Percentage
Revenue, net	$5,744	$27	$5,717	21,174%

Cost of revenue	4,997	34	4,963	14,597%
Sales and marketing	60	94	(34)	(36)%
Technology and development	545	775	(230)	(30)%
General and administrative	2,968	1,571	1,397	89%
Depreciation and amortization	520	369	151	41%
Other operating expenses	287	—	287
Total cost and expenses	9,377	2,843	6,534	230%

Revenue. The revenue from our KanKan business increased as a direct result of our ability to monetize new products and services, primarily our FinTech services. Our AI-based products and services contributed nominally to revenue during 2017, but we expect them to have a greater contribution to revenue in 2018 and beyond.

Cost of revenue. The increase in cost of revenue directly resulted from our launch of new services, but we expect that cost of revenue will be significantly lower in the future because of the one-time nature of certain data-related costs we incurred in connection with the launch of one product on an accelerated time frame, and also as volume increases and as we build internal infrastructure.

General and administrative. Our personnel increase (which consists almost exclusively IT-related employees) to accelerate product development resulted in a $1.2 million increase in payroll and related cost.

Table of Contents	28	Financial Statement Index

Travel and Entertainment

	Year Ended December 31,		Change
	2017	2016	Dollars	Percentage
Revenue, net	$61,543	$56,831	$4,712	8%

Cost of revenue	10,768	10,223	545	5%
Sales and marketing	23,020	19,001	4,019	21%
Technology and development	2,503	1,264	1,239	98%
General and administrative	18,358	18,782	(424)	(2)%
Depreciation and amortization	8,473	8,116	357	4%
Impairments	—	315	(315)	(100)%
Other operating expenses	226	493	(267)	(54)%
Total cost and expenses	63,348	58,194	5,154	9%

Revenue. The increase in net revenue primarily resulted from the various improvements we have made to our sales channels, primarily the Vegas.com website and mobile application. The improvements led to an increase in our conversion of traffic through our sales channels, which boosted show ticket sales. The increased show ticket sales, as well as improved commission rates we earn on sales of third-party show tickets, increased net revenue during the year ended December 31, 2017 by $7.3 million.

The increased net revenue from show ticket sales was partially offset by a net revenue decrease of approximately $2.0 million from hotel, air and tour transactions that resulted from macroeconomic conditions as well as declines in traffic to the LasVegas.com website. Various immaterial declines in other net revenue categories also contributed to offsetting of the increase resulting from show ticket sales

Cost of revenue. For our travel and entertainment segment, cost of revenue consists mainly of credit card fees we incur when customers book travel or entertainment through our sales channels. During the year ended December 31, 2017, we incurred more cost of revenue as a result of approximately 14% more gross bookings than during the same period of 2016, primarily as a result of a similar increase in our conversion of traffic on our websites and mobile applications that drove the increase in revenue.

Sales and marketing. The increase in our sales and marketing expense in the travel and entertainment segment was driven primarily by a $3.6 million increase in paid search marketing cost at Vegas.com. The increase resulted from the competitive nature of the paid search marketplace as well as from changes to the way that the largest search engine displays ads. The increases in conversion of traffic allowed Vegas.com to spend more in paid search to increase market share, which resulted in more transactions and increased net revenue.

Technology and development. The increase in technology and development expense resulted from increased licensing fees we incurred in relation to the LasVegas.com website beginning in July 2016 when the term of the related agreement became month-to-month. Prior to July 2016, our payments under the agreement were reducing a previously-established liability related to the portion of the agreement term during which we were committed to make payments.

Table of Contents	29	Financial Statement Index

Consolidated Results

	Year Ended December 31,		Change
	2017	2016	Dollars	Percentage
Revenue, net	$70,601	$59,328	$11,273	19%

Cost of revenue	16,909	11,155	5,754	52%
Sales and marketing	23,600	19,541	4,059	21%
Technology and development	3,551	2,796	755	27%
General and administrative	37,689	36,460	1,229	3%
Depreciation and amortization	11,070	10,299	771	7%
Impairments	14,646	1,159	13,487	1,164%
Other operating expenses	515	515	—	—%
Total cost and expenses	107,980	81,925	26,055	32%

Interest expense	(4,645)	(4,685)	40	(1)%
Other income, net	23	29	(6)	(21)%
Loss on extinguishment of debt	—	(9,157)	9,157	(100)%
Change in fair value of warrant liability	(64,139)	5,790	(69,929)	(1,208)%
Other loss	(317)	(313)	(4)	1%
Total Other expense	(69,078)	(8,336)	(60,742)	729%

Consolidated results of operations were primarily impacted by the results of operations of our reportable segments, as described above.

Revenue. In addition to the changes noted in our reportable segment results, revenue from operation of the subsidiaries we acquired in the CBG Acquisition increased approximately $1.1 million because we operated such subsidiaries for a full year in 2017 compared to only operating them for approximately three months during 2016. The increase in CBG revenue was partially offset by individually immaterial decreases in revenue from other components of our business that were not representative of any specific business trend.

General and administrative. The general and administrative expense incurred by our non-reportable-segment businesses was affected by the following:

•
We operated the subsidiaries we acquired in the CBG Acquisition for a full year in 2017 compared to only operating them for approximately three months during 2016, which was primarily responsible for the $1.5 million increase in general and administrative expense related to such subsidiaries

•
Stock-based compensation decreased by $2.9 million. Our 2016 expense included significant amounts associated with large grants to executives that did not repeat in 2017, the effect of which was partially offset by an increase in the number of stock options granted to other employees (many more of which vested immediately than in 2016) and by the amounts associated with converting stock options issued to our China employees to liability-classified cash-settled stock appreciation rights.

Table of Contents	30	Financial Statement Index

•
Excluding the subsidiaries we acquired in the CBG Acquisition, rent expense increased by $0.3 million, primarily as the result of occupying our new corporate headquarters for all of 2017 after we moved into the new location at the beginning of March 2016.

•
Excluding segments and the subsidiaries we acquired in the CBG Acquisition, payroll and related cost increased $0.5 million primarily as a result of hiring of two senior management positions in the fourth quarter of 2016 and early second quarter of 2017, plus routine salary increases.

Impairments. During the fourth quarter of 2017, we made certain decisions based upon information that came to our attention which led us to determine that certain of our intangible assets related to the CBG Acquisition were impaired. More specifically, we decided that we would not rely on the customer base underlying our customer relationship intangible asset that we acquired in the CBG Acquisition and would therefore develop our own customer relationships, and that we would not renew the contracts underlying the media broadcast rights that we acquired in the CBG Acquisition. We also believe that certain of the other parties to the CBG Purchase Agreement in the CBG Acquisition had fraudulently mispresented and concealed material information (see Note 17 for more information) such that, among other consequences, the Fanstang tradename did not hold more than nominal value to us. As a result, we recognized a loss on impairment of approximately $5.8 million.

We believe that material information was fraudulently mispresented and concealed during the process leading to (and continuing after) the CBG Acquisition, and that during the fourth quarter, we finally had gathered enough evidence to make certain business decisions that caused us to believe the goodwill recorded in relation to the CBG Acquisition may be impaired. As a result, we revised our projected financial results for the reporting unit, conducted a quantitative analysis of the reporting unit and determined that the goodwill was in fact impaired. We therefore recognized a loss on impairment of goodwill of approximately $8.8 million.

Depreciation and amortization. The increase in depreciation and amortization primarily resulted from placing several internal-use software development projects into service beginning in the second and third quarters of 2016 and continuing throughout 2017.

Loss on extinguishment of debt. During the year ended December 31, 2016, we amended the financing agreement with our lenders in conjunction with the CBG Acquisition, which resulted in a loss on debt extinguishment of approximately $9.2 million.

Change in fair value of warrant liability. The change in the fair value of our warrant liability resulted primarily from the significant increase in our stock price in comparison to our stock price at December 31, 2016. The increased stock price itself has a significant effect on the result of the model we use to estimate the fair value of the warrant liability, and the run up in stock price also caused us to increase our estimate of the volatility of our stock. The amount of expected volatility also significantly affects the model.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the year ended December 31, 2017, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $299.8 million and a cash and cash equivalents balance of $22.6 million, both amounts as of December 31, 2017. Our net revenue during the year ended December 31, 2017 was $70.6 million.

During the year ended December 31, 2017, we issued a total of 5,629,661 shares of our common stock to investors in exchange for approximately $24.2 million in cash.

On September 24, 2015, concurrently with the closing of the VDC Acquisition, we entered into the Financing Agreement, pursuant to which the Lenders initially extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $27.5 million. On September 20, 2016, concurrently with the closing of the CBG Acquisition, we entered into the First Financing Amendment which, among other changes, increased the Loan by $8.0 million to a total aggregate principal

Table of Contents	31	Financial Statement Index

amount of $35.5 million. The Loan amount outstanding accrues interest at three-month LIBOR plus 10.0% per annum, payable monthly, and the Loan has a maturity date of September 24, 2018.

On October 25, 2017, we entered into the Second Financing Amendment, pursuant to which the Lenders waived specified events of default under the Financing Agreement occurring prior to January 1, 2018, including but not limited to events of default resulting from our non-compliance with covenants requiring minimum consolidated EBITDA of Remark and its subsidiaries and value of our assets. The Lenders also waived the covenant related to restricted cash balance through September 19, 2017.

On December 5, 2017, we entered into the Third Financing Amendment pursuant to which the Lenders agreed, among other things, to modify certain of our covenants under the Financing Agreement, including (i) replacing the covenant regarding consolidated EBITDA of Remark and our subsidiaries with a covenant regarding consolidated gross revenue of our subsidiaries engaged in the operation of our KanKan business, (ii) modifying the covenants regarding consolidated EBITDA of Vegas.com and its subsidiaries and the value of certain of our assets, and (iii) increasing the amount we are permitted to invest in our non-U.S. subsidiaries operating our KanKan business, subject to certain conditions. The terms of the Financing Agreement, amendments thereto, and related documents are described in Note 11 in the Notes to Consolidated Financial Statements.

The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $3.5 million exit fee, and for the issuance of certain warrants to purchase shares of our common stock, certain of which warrants provide the holders with the right to sell the warrant back to Remark on its expiration date in exchange for $3.0 million in cash (reduced pro rata based on the percentage of the warrant exercised). As of December 31, 2017, $35.5 million of aggregate principal remained outstanding under the Loan. Our available cash and other liquid assets are not sufficient to pay our obligations under the Financing Agreement in full.

The Financing Agreement, as amended, contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels of Vegas.com, quarterly revenue generated by KanKan and the value of our assets.  If we fail to comply with any financial covenant under the Financing Agreement going forward, under certain circumstances after a cure period, the Lenders may demand the repayment of the Loan amount outstanding and unpaid interest thereon, which could have a material adverse effect on our financial condition.

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

Pursuant to the terms of the purchase agreement we entered into in connection with the VDC Acquisition, we were obligated to make an earnout payment based on the performance of Vegas.com in the year ended December 31, 2016, and we are obligated to make an earnout payment based on the performance of Vegas.com in the years ending December 31, 2017 and 2018. The earnout payments are due in the second quarter of the immediately following year. The performance of Vegas.com during the year ended December 31, 2017 exceeded the threshold triggering the maximum earnout payment of $1.0 million for such year.

On November 9, 2016, we entered into the Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Aspire up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. On September 18, 2017, we entered into the Aspire Amendment, which provides that the parties may mutually agree to increase the number of shares of our common stock that may be purchased per business day pursuant to the terms of the Aspire Purchase Agreement to 2,000,000 shares. Pursuant to the Aspire Purchase Agreement, we issued 3,519,282 shares of our common stock to Aspire Capital in exchange for $10.3 million in cash during 2017. As of March 28, 2018, Aspire Capital has purchased a total of $12.8 million of shares of our common stock under the Aspire Purchase Agreement.

Table of Contents	32

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on our historical track record and projections, we believe that we will be able to meet our ongoing requirements through December 31, 2018, (including repayment of our existing debt as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

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

Cash Flows - Operating Activities

We used $3.4 million more cash from operating activities during the year ended December 31, 2017 than we did during the year ended December 31, 2016. The increase in cash used in operating activities is a result of the timing of payments related to elements of working capital, partially offset by increased gross bookings in our travel and entertainment business.

Cash Flows - Investing Activities

During the year ended December 31, 2016, we paid approximately $7.3 million in the CBG Acquisition, while we made no business acquisitions during the year ended December 31, 2017. Our expenditure of $0.4 million more to purchase property and equipment than we did during the same period of 2016 partially offset the decrease resulting from the lack of business acquisitions in 2017.

Cash Flows - Financing Activities

During the year ended December 31, 2017, our financing activities provided $10.7 million more than the prior year. During 2017, we obtained approximately $16.0 million more from the issuance of shares of our common stock, which was partially offset by $4.6 million less in debt financing when compared to the prior year.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Table of Contents	33

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the required financial statements and schedules in this 2017 Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that the information we must disclose in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon our evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

Table of Contents	34

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

Table of Contents	35	Financial Statement Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our proxy statement for our 2018 annual meeting of stockholders (“2018 Proxy Statement”), which we will file with the SEC pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information under the caption Executive Compensation in our 2018 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information under the caption Security Ownership of Certain Beneficial Owners and Management in our 2018 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of December 31, 2017 regarding our equity compensation plans (the 2006 Equity Incentive Plan, the 2010 Equity Incentive Plan and the 2014 Equity Incentive Plan, all of which were approved by our security holders):

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders	9,397,056	$3.80	162,917
Not approved by security holders	—	$—	—

The 2006 Equity Incentive Plan has expired, but options issued under the plan while it was active remain outstanding.

See more detailed information regarding our equity compensation plans in Note 14 in the Notes to Consolidated Financial Statements in this 2017 Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our 2018 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Table of Contents	36

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information under the caption Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2018 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2017 Form 10-K:

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

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this 2017 Form 10-K in the attached Exhibit Index.

EXHIBIT INDEX

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
2.1 [1]	Agreement and Plan of Merger among Remark Media, Inc. (n/k/a Remark Holdings, Inc.), Remark Florida, Inc. and Banks.com, Inc. dated February 26, 2012	8-K	02/28/2012	2.1
2.2	Amendment No. 1 to Agreement and Plan of Merger among Remark Media, Inc. (n/k/a Remark Holdings, Inc.), Remark Florida, Inc. and Banks.com, Inc. dated June 5, 2012	8-K	06/06/2012	2.1
2.3 [1]	Agreement and Plan of Merger, dated as of May 2, 2014, by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.), Roomlia, Inc. and Hotelmobi Inc.	8-K	05/07/2014	2.1
2.4 [1]	Unit Purchase Agreement, dated August 18, 2015, by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.), Vegas.com, LLC and the sellers listed on the signature page thereto	8-K	08/20/2015	2.1

Table of Contents	37

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
2.5 [1]	Second Amended and Restated Asset and Securities Purchase Agreement, dated as September 20, 2016, by and among China Branding Group Limited (in official liquidation), certain of its managers and subsidiaries listed on the signature page thereto, the joint official liquidators, KanKan Limited and Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	8-K	09/26/2016	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	06/08/2016	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	04/11/2017	3.1
3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	8-K	06/04/2015	3.1
3.6	Amended and Restated Bylaws	8-K	02/13/2015	3.1
4.1	Specimen certificate of common stock of Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	10-K	03/23/2012	4.1
4.2	Form of Roomlia Warrants	8-K	05/07/2014	4.1
4.3	Tax Benefit Preservation Plan, dated June 4, 2015, by and between Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and Computershare Inc., as Rights Agent.	8-K	06/04/2015	4.1
4.4	Registration Rights Agreement, dated as of February 27, 2012, by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and the investors named therein	8-K	02/28/2012	10.2
4.5	Registration Rights Agreement dated as of September 24, 2015 by and between Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and the Subscribers listed on the signature page thereto.	8-K	09/28/2015	10.4
4.6	Form of CBG Acquisition Warrant	8-K	09/26/2016	4.1
4.7	Form of CBG Financing Warrant	8-K	09/26/2016	4.2
4.8	Registration Rights Agreement, dated as of November 9, 2016, by and between Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and Aspire Capital Fund, LLC	8-K	11/09/2016	4.1
10.1	Membership Interest Purchase Agreement between Remark Media, Inc. (n/k/a Remark Holdings, Inc.), Pop Factory LLC, Howard Sonnenschein and Gail Sonnenschein dated March 29, 2013	8-K	04/04/2013	2.1
10.2 [2]	2006 Equity Incentive Plan	S-8	11/05/2007	4.2
10.3 [2]	2010 Equity Incentive Plan	8-K	06/21/2010	10.34
10.4 [2]	2014 Incentive Plan, as amended January 11, 2016	8-K	01/12/2016	10.1

Table of Contents	38	Financial Statement Index

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.5	Form of Subscription Agreement, dated July 9, 2015	8-K	07/13/2015	10.1
10.6	Letter Agreement dated September 24, 2015 by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.), Vegas.com, LLC, and James B. Gibson in his capacity as Seller Representative	8-K	09/28/2015	10.1
10.7	Financing Agreement dated as of September 24, 2015 by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders	8-K	09/28/2015	10.2
10.8	Amendment No. 1 to Financing Agreement, dated as of September 20, 2016, by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders	8-K	09/26/2016	10.1
10.9	Amendment No. 2 to Financing Agreement, dated October 25, 2017, by and among Remark Holdings, Inc. and certain of its subsidiaries names as Borrowers and Guarantors, the Lenders and MGG Investment Group, LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	10/25/2017	10.1
10.10	Amendment No 3 to Financing Agreement, dated as of December 5, 2017, by and among Remark Holdings, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group, LP, as Collateral Agent and Administrative Agent for the Lenders	8-K	12/05/2017	10.1
10.11	Security and Pledge Agreement dated as of September 24, 2015 by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and certain of its subsidiaries named as Borrowers and Guarantors, for the benefit of MGG Investment Group LP, as Collateral Agent for the Secured Parties referred to therein	8-K	09/28/2015	10.3
10.12	Loan Agreement dated as of September 24, 2015 by and between Vegas.com, LLC and Bank of America, N.A.	8-K	09/28/2015	10.5
10.13	Registration Rights Agreement dated as of September 20, 2016, by and between Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and the Subscribers listed on the signature page thereto	8-K	09/26/2016	10.2
10.14	Common Stock Purchase Agreement, dated as of November 9, 2016, by and between Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and Aspire Capital Fund, LLC	8-K	11/09/2016	10.1
10.15	First Amendment to the Common Stock Purchase Agreement, dated September 18, 2017 by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC	8-K	09/19/2017	10.1
21.1	List of subsidiaries
23.1	Consent of Cherry Bekaert LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Table of Contents	39	Financial Statement Index

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.
We have omitted certain schedules and exhibits to these agreements in accordance with item 601(b)(2) of Regulation S-K. We will furnish a copy of any omitted schedule and/or exhibit to the SEC upon request.

2.	Management Contract or Compensation Plan or Arrangement.

Table of Contents	40	Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	April 2, 2018	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kai-Shing Tao
Kai-Shing Tao	Chief Executive Officer and Chairman (principal executive officer)	April 2, 2018

/s/ Douglas Osrow
Douglas Osrow	Chief Financial Officer (principal financial and accounting officer)	April 2, 2018

/s/ Theodore Botts
Theodore Botts	Director	April 2, 2018

/s/ Brett Ratner
Brett Ratner	Director	April 2, 2018

/s/ William Grounds
William Grounds	Director	April 2, 2018

/s/ Daniel Stein
Daniel Stein	Director	April 2, 2018

Table of Contents	41	Financial Statement Index

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of Remark Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Remark Holdings, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter
As discussed in Note 1 to the financial statements, the Company recognized net losses of approximately $106.7 million and $31.7 million during 2017 and 2016, respectively. At December 31, 2017, the Company had incurred cumulative net losses of approximately $299.8 million. Management’s plans in regard to this matter are described in Note 1.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2011.

Atlanta, Georgia
April 2, 2018

Table of Contents	F - 2

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except par values)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$22,632	$6,893
Restricted cash	11,670	9,405
Trade accounts receivable	3,673	1,372
Prepaid expense and other current assets	5,518	3,323
Notes receivable, current	290	181
Total current assets	43,783	21,174
Restricted cash	—	2,250
Notes receivable	100	190
Property and equipment, net	13,387	15,531
Investment in unconsolidated affiliate	1,030	1,030
Intangibles, net	23,946	37,406
Goodwill	20,099	26,763
Other long-term assets	1,192	1,355
Total assets	$103,537	$105,699
Liabilities and Stockholders’ Equity
Accounts payable	$17,857	$16,546
Accrued expense and other current liabilities	16,679	13,965
Deferred merchant booking	9,027	6,991
Deferred revenue	5,807	4,072
Note payable	3,000	—
Current maturities of long-term debt, net of debt issuance cost	38,085	100
Capital lease obligations	—	179
Total current liabilities	90,455	41,853
Long-term debt, less current portion and net of unamortized discount and debt issuance cost	—	37,825
Warrant liability	89,169	25,030
Other liabilities	3,501	3,591
Total liabilities	183,125	108,299

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,406,026 and 22,232,004 shares issued and outstanding; each at December 31, 2017 and 2016, respectively	28	22
Additional paid-in-capital	220,117	190,507
Accumulated other comprehensive loss	115	(16)
Accumulated deficit	(299,848)	(193,113)
Total stockholders’ equity (deficit)	(79,588)	(2,600)
Total liabilities and stockholders’ equity	$103,537	$105,699
See Notes to Consolidated Financial Statements

Table of Contents	F - 3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016
Revenue, net	$70,601	$59,328
Cost and expense
Cost of revenue (excluding depreciation and amortization)	16,909	11,155
Sales and marketing	23,600	19,541
Technology and development	3,551	2,796
General and administrative	37,689	36,460
Depreciation and amortization	11,070	10,299
Impairments	14,646	1,159
Other operating expense	515	515
Total cost and expense	107,980	81,925
Operating loss	(37,379)	(22,597)
Other income (expense)
Interest expense	(4,645)	(4,685)
Other income, net	23	29
Loss on extinguishment of debt	—	(9,157)
Change in fair value of warrant liability	(64,139)	5,790
Other loss	(317)	(313)
Total other expense, net	(69,078)	(8,336)
Loss before income taxes	(106,457)	(30,933)
Provision for income taxes	(278)	(746)
Net loss	$(106,735)	$(31,679)
Other comprehensive income (loss)
Foreign currency translation adjustments	131	(11)
Comprehensive loss	$(106,604)	$(31,690)

Weighted-average shares outstanding, basic and diluted	23,763	20,529

Net loss per share, basic and diluted	$(4.49)	$(1.54)
See Notes to Consolidated Financial Statements

Table of Contents	F - 4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except number of shares)

	Common Stock and Additional Paid-In Capital
	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2015	19,659,362	$173,497	$(5)	$(161,434)	$12,058
Net loss	—	—	—	(31,679)	(31,679)
Share-based compensation	—	7,164	—	—	7,164
Common stock issued, exclusive of business acquisition transactions	2,516,701	9,800	—	—	9,800
Option exercises	55,941	68	—	—	68
Other	—	—	(11)	—	(11)
Balance at December 31, 2016	22,232,004	$190,529	$(16)	$(193,113)	$(2,600)
Net loss	—	—	—	(106,735)	(106,735)
Share-based compensation	—	3,618	—	—	3,618
Common stock issued, exclusive of business acquisition transactions	5,758,996	24,160	—	—	24,160
Option exercises	378,516	1,750	—	—	1,750
Reclassification of liability-classified stock-based compensation	—	(114)	—	—	(114)
Conversion of note payable	39,010	174	—	—	174
Restricted stock forfeiture	(2,500)	—	—	—	—
Other	—	28	131	—	159
Balance at December 31, 2017	28,406,026	$220,145	$115	$(299,848)	$(79,588)
See Notes to Consolidated Financial Statements

Table of Contents	F - 5	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(106,735)	$(31,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	64,139	(5,790)
Loss on debt extinguishment	—	9,157
Depreciation and amortization	11,070	10,299
Share-based compensation	4,220	7,164
Amortization of debt issuance costs and discount	261	1,250
Deferred taxes	8	724
Loss on impairment of intangible assets, including goodwill	14,618	1,159
Other	325	167
Changes in operating assets and liabilities:
Accounts receivable	(2,283)	(258)
Prepaid expense and other assets	(1,781)	(1,852)
Accounts payable, accrued expense and other liabilities	3,872	3,842
Deferred merchant booking	2,036	(6)
Deferred revenue	1,735	665
Net cash used in operating activities	$(8,515)	$(5,158)
Cash flows from investing activities:
Purchases of property, equipment and software	(3,598)	(3,162)
Business acquisitions, net of cash received	—	(7,340)
Other	94	—
Net cash used in investing activities	(3,504)	(10,502)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	25,910	9,868
Proceeds from debt issuance	3,000	7,597
Payment of debt issuance cost	(18)	(163)
Payment of contingent consideration related to business acquisitions	(940)	—
Payments of capital lease obligations	(179)	(182)
Net cash provided by financing activities	27,773	17,120
Net increase in cash, cash equivalents and restricted cash	15,754	1,460
Cash, cash equivalents and restricted cash:
Beginning of period	18,548	17,088
End of period	$34,302	$18,548

Supplemental cash flow information:
Cash paid for interest	$4,060	$3,566

Supplemental schedule of non-cash investing and financing activities:
Warrants issued in business acquisition transactions	$—	$7,993
Issuance of common stock upon conversion of principal and interest on debt instruments	$174	$—
See Notes to Consolidated Financial Statements

Table of Contents	F - 6	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”), which include its consolidated variable-interest entities (“VIEs”), are primarily technology-focused. Our KanKan social media data intelligence platform serves as the basis for our development and deployment of artificial-intelligence-based (“AI-based”) solutions for businesses in many industries and geographies. We also own and operate digital media properties across multiple verticals, such as travel and entertainment and young adult lifestyle, that deliver relevant, dynamic content that attracts and engages users on a global scale. Our common stock is listed on the Nasdaq Capital Market under the ticker symbol MARK.

We recognize revenue primarily from the following sources:

•	sales of a full range of travel and entertainment products including lodging, air travel, air travel/lodging packages, show tickets and tours

•	sales of financial-technology products and services from our KanKan business

•	sales of AI-based products and services from our KanKan business

•	sales of merchandise via our Bikini.com website

•	sales of branded content we create for third parties

•	various advertising mechanisms associated with our websites

Liquidity Considerations

During the year ended December 31, 2017, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $299.8 million and an unrestricted cash and cash equivalents balance of $22.6 million, both amounts as of December 31, 2017. Also as of December 31, 2017, we had a negative working capital balance of $46.7 million. Our net revenue during the year ended December 31, 2017 was $70.6 million.

During the year ended December 31, 2017, we issued a total of 5,629,661 shares of our common stock to investors in exchange for approximately $24.2 million in cash. On November 9, 2016, we entered into a common stock purchase agreement (as amended, the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Aspire Capital up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. On September 18, 2017, we entered into a First Amendment to the Aspire Purchase Agreement (the “Aspire Amendment”), which provides that the parties may mutually agree to increase the number of shares of our common stock that may be purchased per business day pursuant to the terms of the Aspire Purchase Agreement to 2,000,000 shares. As of December 31, 2017, Aspire has purchased $12.8 million of shares of our common stock under the Aspire Purchase Agreement (see Note 14 for details on the number of shares purchased under the Aspire Purchase Agreement during 2017 and 2016).

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

On September 20, 2016, we entered into Amendment No. 1 to Financing Agreement (the “First Financing Amendment”) which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million.

Table of Contents	F - 7	Financial Statement Index

On October 25, 2017, we entered into Amendment No. 2 and Waiver and Consent to Financing Agreement (the “Second Financing Amendment”), pursuant to which the Lenders waived specified events of default under the Financing Agreement occurring prior to January 1, 2018.

On December 5, 2017, we entered into Amendment No. 3 to Financing Agreement (the “Third Financing Amendment”) pursuant to which the Lenders agreed, among other things, to modify certain of our covenants under the Financing Agreement. The terms of the Financing Agreement, amendments thereto, and related documents are described in Note 11.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on our historical track record and projections, we believe that we will be able to meet our ongoing requirements through December 31, 2018 (including repayment of our existing debt as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

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

Comparability

We reclassified an amount in the December 31, 2016 Consolidated Balance Sheet and an amount in the Statement of Operations for the year ended December 31, 2016 to conform to the current presentations as of and for the year ended December 31, 2017.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

We include all of our subsidiaries, which include four VIEs for which we are the primary beneficiary, in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

To comply with China’s laws which restrict foreign ownership of entities that operate within industries deemed sensitive by the Chinese government, we employ what we believe is a commonly-used organizational structure consisting of a wholly-foreign owned enterprise (“WFOE”) and the VIEs to operate our KanKan business. We own 100% of the equity of the WFOE, while the VIEs are companies formed in China under local laws which are owned by members of our management team. We funded the registered capital and operating expenses of the VIEs by extending loans to the VIEs’ owners. We believe that we

Table of Contents	F - 8	Financial Statement Index

are the primary beneficiary of the VIEs because the equity holders of such entities do not have significant equity at risk and because we have been able to direct the operations of the VIEs.

We use the cost method to account for equity investments in which we cannot exercise significant influence over the investee, such as with our investment described in Note 6.

Use of Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). While preparing our financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets, the useful lives of property and equipment, stock-based compensation, the fair value of the warrant liability, income taxes, inventory reserve and purchase price allocation, among other items.

Revenue Recognition

Financial Technology Services

Using our proprietary data intelligence software in our KanKan business, we screen potential loan candidates for short-term loans to provide high-quality loan candidates to affiliates of banks and other lending institutions. We earn a commission for our service, and we recognize that commission immediately, net of a reserve described below.

Per our agreements, we may be required to reimburse the affiliates of such lending institutions for a certain percentage of any loan defaults. As a result, we record a reserve equal to the total potential loan balance that we could be required to repay upon default; that amount is reported as a reduction of revenue and in Accrued expense and other current liabilities in our consolidated balance sheets.

Travel and Entertainment Products and Services

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

When customers pay us prior to when we provide the product or service to them, as primarily occurs when customers book lodging, air travel, air travel/lodging packages, show tickets and tours on the websites and mobile applications operated by our Vegas.com subsidiary, we record the amount as deferred revenue until such time as we provide the product or service.

We recognize revenue as visitors are exposed to or react to advertisements on our websites and mobile applications, or when they purchase goods or services from our websites and mobile applications. With regard to revenue associated with video and social-media-based content that we create for third parties, we generally record such revenue when we deliver the content to the third parties.

Advertising

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

Table of Contents	F - 9	Financial Statement Index

Share-Based Compensation

For grants of restricted stock or restricted stock units, we measure fair value using the closing price of our stock on the measurement date, while we use the Black-Scholes-Merton option pricing model (the “BSM Model”) to estimate the fair value of stock options and similar instruments awarded.

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

We measure compensation expense for granted equity-classified instruments as follows:

•	for grants to employees, we measure compensation expense as of the grant date

•	for grants to non-employees, we re-measure compensation expense at each balance sheet date

We measure compensation expense for granted liability-classified instruments as of the settlement date, meaning that we re-measure compensation expense at each balance sheet date until the settlement date occurs.

Once we measure compensation expense, we recognize it over the requisite service period (generally the vesting period) of the grant, net of forfeitures as they occur.

We do not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit).  For utilization of tax attributes upon the realization of net operating losses in the future, we apply the “with and without” approach, which allocates share-based compensation benefits last among other tax benefits recognized.

Concentrations of Credit Risk

We maintain most of our cash, approximately 97% of which is denominated in U.S. dollars, at two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000; however, at times, cash balances may exceed the FDIC-insured limit. As of December 31, 2017, we do not believe we have any significant concentrations of credit risk, although approximately $32.9 million of our cash balance, including restricted cash, exceeded the FDIC-insured limit. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the U.S. dollar, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations.  If, however, the U.S. dollar is devalued significantly against the Chinese currency, our cost to further develop our business in China could exceed original estimates.

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

Table of Contents	F - 10	Financial Statement Index

related receivable to the amount expected to be recovered. We did not record a material amount of allowance for bad debt during 2017 or 2016.

Cash and Cash Equivalents

Our cash and cash equivalents include demand deposits with financial institutions and short-term, highly-liquid instruments with original maturities of three months or less when purchased. The carrying value of the deposits and instruments approximates their fair value due to their short-term maturities.

Income Taxes

We recognize deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) to account for the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets, using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. Any effect on DTAs or DTLs resulting from a change in enacted tax rates is included in income during the period that includes the enactment date.

We reduce the carrying amounts of DTAs by a valuation allowance if, based upon all available evidence (both positive and negative), we determine that it is more likely than not that such DTAs will not be realizable. Such assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, our forecasts of future profitability, tax planning strategies, the duration of statutory carryforward periods, and our experience with the utilization of operating loss and tax credit carryforwards before expiration.

We apply a recognition threshold and measurement attribute related to uncertain tax positions taken or expected to be taken on our tax returns. We recognize a tax benefit for financial reporting of an uncertain income tax position when it has a greater than 50% likelihood of being sustained upon examination by the taxing authorities. We measure the tax benefit of an uncertain tax position based on the largest benefit that has a greater than 50% likelihood of being ultimately realized, including evaluation of settlements.

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

Property, Equipment and Software

We state property and equipment at cost and depreciate such assets using the straight-line method over the estimated useful lives of each asset category. For leasehold improvements, we determine amortization using the straight-line method over the shorter of the lease term or estimated useful life of the asset. We expense repairs and maintenance costs as incurred, while capitalizing betterments and capital improvements and depreciating such costs over the remaining useful life of the related asset.  Gains or losses from disposal of property and equipment are included in general and administrative expense.

We capitalize qualifying costs of computer software and website development that we incur during the application development stage, as well as the cost of upgrades and enhancements that result in additional functionality, and we amortize such costs using the straight-line method over a period of three years, the expected period of the benefit.

Table of Contents	F - 11	Financial Statement Index

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

During 2017 and 2016, we recorded impairment losses on certain definite-lived intangible assets (see Note 9).

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

During 2017, we recorded impairments of goodwill and indefinite-lived intangible assets (see Note 9). We did not record any such impairments during 2016.

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

During 2017 or 2016, we did not record any impairment of our investment in Sharecare.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). When reporting the fair values of our financial instruments, we prioritize those fair value measurements into one of three levels based on the nature of the inputs, as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities;

Table of Contents	F - 12	Financial Statement Index

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

Deferred Merchant Booking

When customers book lodging, air travel or entertainment using our websites or mobile application, we record the cost we owe to the vendors providing the underlying service and report it as deferred merchant booking.  After the service date has passed these costs are recognized as a component of net revenue and included in the balance of accounts payable or accrued expense until payment is remitted to vendor.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which changes GAAP primarily by requiring lessees to recognize, at lease commencement, a lease liability representing the present value of the lessee’s obligation to make lease payments, and a right-of-use asset representing the lessee’s right to use (or control the use of) a specified asset during the lease term, for leases classified as operating leases. For us, the amendments in ASU 2016-02 will become effective on January 1, 2019, and early adoption is permitted. We are currently evaluating the impact that application of ASU 2016-02 will have on our consolidated financial statements, results of operations and cash flows; however, we expect the impact to be material, as we will be recording assets and liabilities related to most of our leases, including our leases for office space, which we currently account for as operating leases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (collectively with all subsequent related amendments referred to herein as “ASC 606”), which outlines a single, comprehensive model for an entity to use to account for revenue from contracts with customers in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For us, ASC 606 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. We will adopt ASC 606 using the modified retrospective approach.

After completing an analysis of our existing contracts with customers, we anticipate that the only material change to the timing or amount of revenue recognized following our adoption of ASC 606 will be the acceleration of revenue recognition related to hotel stays arranged for customers who utilize our online travel agency offering. Under ASC 606, we have determined that such revenues should be recognized at the point in time at which such hotel stays begin, as we have no remaining performance obligations after such date, which is consistent with our assessment that we are an agent in such transactions. Under current accounting guidance, we record such revenue on the date such hotel stays end. We do not anticipate that such acceleration will result in any material net adjustments to opening accumulated deficit upon adoption of ASC 606, and will not otherwise have a material effect on our financial condition, results of operations, or cash flows.

Table of Contents	F - 13	Financial Statement Index

Additionally, the adoption of ASC 606 will significantly increase revenue disclosure requirements, including a disaggregated presentation of revenue, a presentation of contract-related balances and changes therein, and information regarding the performance obligations identified in our contracts.

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

NOTE 3. BUSINESS ACQUISITIONS

China Branding Group Limited

We completed the acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) on September 20, 2016. The aggregate consideration of $15.4 million included $7.4 million of cash and the future issuance of seven-year warrants (the “CBG Acquisition Warrants”) to purchase 5,750,000 shares of our common stock at $10.00 per share, subject to certain anti-dilution adjustments. For more information regarding the CBG Acquisition, see Note 3 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

In the table above, we note the adjustments we made during the period between our preliminary allocation of the purchase price and our final allocation of the purchase price, based on additional information we obtained which indicated that:

A.	a certain amount of cash was owed to another party as of the acquisition date and was not part of assets acquired,

B.	certain amounts were not valid receivables as of the acquisition date,

C.	the fair value of certain intangible assets needed to be changed,

D.	additional amounts were owed to several vendors as of the acquisition date,

Table of Contents	F - 14	Financial Statement Index

E.	a tax liability owed to the China taxing authorities existed as of the acquisition date, and

F.	penalties were owed as of the acquisition date in relation to a lawsuit settled prior to the acquisition date for which all other amounts had been accrued or paid prior to the acquisition date.

The recorded goodwill primarily resulted from the synergies we expected to realize from the combination of the entities and the assembled workforce we acquired in connection with the CBG Acquisition. See Note 9 for details regarding the impairment of this goodwill.

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase our common stock that are subject to potential anti-dilution adjustments or that contain put options or call options. As of December 31, 2017, our outstanding warrants include warrants we issued in connection with our acquisition of all of the outstanding equity interests in Vegas.com, LLC (“Vegas.com”) in September 2015 (the “VDC Acquisition”) and the financing related thereto (referred to herein as the VDC Acquisition Warrants and the VDC Financing Warrants, respectively), the CBG Acquisition Warrants and warrants we issued in connection with the First Financing Amendment (the “CBG Financing Warrants”).

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	December 31, 2017		December 31, 2016
	VDC	CBG	VDC	CBG
Financing Warrants
Expected volatility	60.00%	60.00%	50.00%	50.00%
Risk-free interest rate	1.96%	1.96%	1.64%	1.64%
Expected remaining term (years)	2.73	2.73	3.73	3.73
Acquisition Warrants
Expected volatility	60.00%	60.00%	50.00%	50.00%
Risk-free interest rate	1.96%	2.25%	1.64%	2.21%
Expected remaining term (years)	2.73	5.72	3.73	6.72

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At December 31, 2017, we estimated that two future equity financing events would potentially occur within the subsequent twelve months.

Table of Contents	F - 15	Financial Statement Index

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

Change in volatility	Increase	Decrease
CBG Financing Warrants	$265	$505
VDC Financing Warrants	310	250
CBG Acquisition Warrants	2,245	1,555
VDC Acquisition Warrants	775	860

Change in stock price
CBG Financing Warrants	$1,215	$1,390
VDC Financing Warrants	1,030	780
CBG Acquisition Warrants	2,185	1,670
VDC Acquisition Warrants	1,460	1,460

The following table presents the reconciliation of the beginning and ending balances of the liabilities associated with the VDC and CBG Acquisition Warrants and the VDC and CBG Financing Warrants that remain outstanding (in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$25,030	$19,195
New warrant issuances	—	11,625
Increase (decrease) in fair value	64,139	(5,790)
Balance at end of period	$89,169	$25,030

At December 31, 2017, the price of our common stock was less than the exercise price of the VDC Acquisition Warrants, effectively precluding exercise of the warrants. However, each holder had the right to sell its VDC Acquisition Warrant back to us on its expiration date in exchange for shares of our common stock having a value equivalent to the value of the VDC Acquisition Warrant at closing of the VDC Acquisition (reduced pro rata based on the percentage of the VDC Acquisition Warrant exercised), provided that this put option would terminate if the closing price of our common stock equaled or exceeded $10.16 for any 20 trading days during a period of 30 consecutive trading days at any time on or prior to the expiration date. If the holders had exercised the put option as if December 31, 2017 was the expiration date of the VDC Acquisition Warrants, we would have issued to the holders 1,160,093 shares with a fair value of $9.73 per share. The number of shares issuable upon exercise of the put option is calculated based on the volume weighted average price of our common stock during the 30 trading days ending on the warrants’ expiration date (“30-day VWAP”); the more that the 30-day VWAP decreases, the number of shares we would issue to the holders increases significantly. As of the first quarter of 2018, the put option has terminated and is no longer applicable.

Table of Contents	F - 16	Financial Statement Index

Contingent Consideration Issued in Business Acquisition

We used the discounted cash flow valuation technique to estimate the fair value of the liability related to certain earnout payments we are obligated to make in connection with the VDC Acquisition that are based upon the performance of Vegas.com in the year ended December 31, 2016, and in the years ending December 31, 2017 and 2018 (the “Earnout Payments”). The significant unobservable inputs that we used, which we classify in Level 3 of the fair value hierarchy, were projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), the probability of achieving certain amounts of EBITDA, and the rate used to discount the liability.

The following table presents the change during the year ended December 31, 2017 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$2,830
Payments	(1,000)
Change in fair value of contingent consideration	100
Balance at end of period	$1,930

On the Condensed Consolidated Balance Sheet, we included the current portion of the liability for contingent consideration as a component of Accrued expense and other liabilities, and the long-term portion as a component of Other liabilities (see Note 12).

NOTE 5. RESTRICTED CASH

Regarding our restricted cash for the year ended December 31, 2017, $2.25 million relates to the Financing Agreement and secures our obligations under that agreement. The restriction on the cash related to the Financing Agreement will not be released until we have repaid all of our obligations under the Financing Agreement, unless we obtain the written authorization of the Lenders. The remaining amount of our restricted cash relates to a Letter of Credit Facility Agreement between Vegas.com and Bank of America, N.A. to satisfy the requirements of several of the vendors for whom we sell products (hotel rooms, air travel, show tickets, et cetera) through our online outlets. By contract, certain vendors require letters of credit as a means of securing our payment to them of amounts related to the sales we make on their behalf. We renew the letter of credit facility annually in May, and the restrictions on the cash related to the letters of credit will remain to the extent we continue to enter into contracts requiring the security of letters of credit.

The following table provides a reconciliation of the amounts separately reported as Cash and cash equivalents and Restricted cash on our consolidated balance sheets with the single line item reported on our consolidated statements of cash flows as Cash, cash equivalents and restricted cash (in thousands):

	December 31,
	2017	2016
Cash and cash equivalents	$22,632	$6,893
Restricted cash reported in current assets	11,670	9,405
Restricted cash reported in long-term assets	—	2,250
Total cash, cash equivalents and restricted cash	$34,302	$18,548

Table of Contents	F - 17	Financial Statement Index

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of December 31, 2017, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	December 31,
	2017	2016
Prepaid expense	$2,036	$2,160
Deposits	1,960	137
Inventory, net	234	314
Other current assets	1,288	712
Total	$5,518	$3,323

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

		December 31,
	Estimated Life (Years)	2017	2016
Vehicles	5	$447	$150
Computers and equipment	2 - 12	1,635	1,192
Furniture and fixtures	2 - 9	220	244
Software	3 - 5	20,773	19,538
Software development in progress		1,935	839
Leasehold improvements	1 - 10	328	166
Total property, equipment and software		$25,338	$22,129
Less accumulated depreciation		(11,951)	(6,598)
Total property, equipment and software, net		$13,387	$15,531

For the year ended December 31, 2017 and 2016, depreciation (and amortization of software) expense was $5.6 million and $4.8 million, respectively.

Table of Contents	F - 18	Financial Statement Index

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets

The following table summarizes intangible assets by category (in thousands):

	December 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$2,591	$(1,663)	$928	$3,041	$(1,554)	$1,487
Customer relationships	23,486	(10,539)	12,947	27,064	(6,513)	20,551
Media content and broadcast rights	2,485	(936)	1,549	3,491	(541)	2,950
Acquired technology	578	(461)	117	578	(268)	310
Other intangible assets	68	(68)	—	68	(61)	7
	$29,208	$(13,667)	$15,541	$34,242	$(8,937)	$25,305
Indefinite-lived intangible assets
Trademarks and trade names	$8,276		$8,276	$12,001		$12,001
License to operate in China	129		129	100		100
Total intangible assets	$37,613		$23,946	$46,343		$37,406

Total amortization expense was $5.5 million for each of the years ended December 31, 2017 and 2016, respectively.

During the fourth quarter of 2017, we made certain decisions based upon information that came to our attention which led us to determine that certain of our intangible assets related to the CBG Acquisition were impaired, so we recognized a loss of approximately $5.8 million. More specifically, we decided that we would not rely on the customer base underlying our customer relationship intangible asset that we acquired in the CBG Acquisition and would therefore develop our own customer relationships, and that we would not renew the contracts underlying the media broadcast rights that we acquired in the CBG Acquisition. We also believe that certain of the other parties to the Second Amended and Restated Asset and Securities Purchase Agreement in the CBG Acquisition had fraudulently mispresented and concealed material information (see Note 17 for more information) such that, among other consequences, the Fanstang tradename did not hold more than nominal value to us.

As a result of our annual review of intangible assets for indications of impairment during 2016, we recognized a loss of approximately $1.2 million on certain partially impaired domain name intangible assets.

On October 24, 2017, we and Intersearch Tax Solutions, Inc. (“ITS”) entered into a quitclaim agreement (the “ITS Agreement”) under which we sold certain domain names and related rights and property to ITS. Pursuant to the ITS Agreement, in exchange for the assets we sold to ITS, we received $0.1 million in cash, $0.2 million in the form of a promissory note (the “ITS Note”), 25% of the amount of tax-extension related revenue generated by hyperlinks on our IRS.com website that link to the domain names ITS purchased from us, and 35% of the amount of gross profit in excess of $0.3 million generated by any of the properties ITS purchased from us.

Table of Contents	F - 19	Financial Statement Index

The ITS Note will accrue interest at a rate of 5% per annum, compounded annually, with $0.1 million principal plus related accrued and unpaid interest due and payable on each of April 30, 2018 and April 30, 2019.

We recognized an immaterial loss on the sale, which we reported in Other loss on our consolidated statement of operations.

The following table presents the aggregate amortization expense related to finite-lived intangible assets for the next five years (in thousands):

For the year ending December 31:	Amount
2018	$5,177
2019	5,119
2020	3,779
2021	470
2022	299

Goodwill

The following table summarizes the changes in goodwill during the year ended December 31, 2017 and December 31, 2016 (in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$18,514	$8,249	$26,763	$18,514	$1,823	$20,337
Business acquisitions	—	2,116	2,116	—	6,426	6,426
Impairment of goodwill	—	(8,796)	(8,796)	—	—	—
Other	—	16	16	—	—	—
Balance at end of period	$18,514	$1,585	$20,099	$18,514	$8,249	$26,763

As noted above in the Intangible Assets section, we believe that material information was fraudulently mispresented and concealed during the process leading to (and continuing after) the CBG Acquisition, and that during the fourth quarter, we finally had gathered enough evidence to make certain business decisions that caused us to believe the goodwill recorded in relation to the CBG Acquisition may be impaired. As a result, we revised our projected financial results for the reporting unit, conducted a quantitative analysis of the reporting unit and determined that the goodwill was in fact impaired. We therefore recorded the impairment loss noted in the table above.

Table of Contents	F - 20	Financial Statement Index

NOTE 10. INCOME TAX

The following table presents the components of our provision for income taxes for the year ended December 31, 2017, and 2016, in thousands:

	Year Ended December 31,
	2017	2016
Current
Foreign	270	22
Deferred
Federal	8	724
Income tax provision as reported	278	746

The following table presents a reconciliation between the income tax benefit computed by applying the federal statutory rate and our actual income tax expense:

	Year Ended December 31,
	2017	2016
Income tax benefit at federal statutory rate	(36,208)	(10,517)
State taxes, net of federal benefit	—	462
Change in deferred tax asset valuation allowance	(18,998)	8,772
Tax reform	22,496	—
Tax impact of warrants	21,807	—
Tax effects of:
Losses and rates in foreign jurisdictions	—	222
Other permanent items	363	1,807
Deferred adjustments	11,505	—
Other	(687)	—
Income tax provision as reported	278	746

Our 2017 effective tax rate was impacted by the recording of a valuation allowance against domestic (federal) net deferred tax assets as well as the permanent tax adjustment related to the fair value of the outstanding warrants. Our 2016 effective tax rate was impacted by the recording of a valuation allowance against domestic (federal) net deferred tax assets and certain permanent adjustments made for tax purposes.

The following table presents loss before income tax attributable to domestic and to foreign operations (in thousands):

	Year Ended December 31,
	2017	2016
Domestic	$(107,452)	$(29,503)
Foreign	995	(1,430)
Loss before income taxes	$(106,457)	$(30,933)

Table of Contents	F - 21	Financial Statement Index

Deferred Tax Assets and Liabilities

We assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits our ability to consider other subjective evidence. On the basis of our evaluation, as of December 31, 2017, we recorded the valuation allowance noted in the table below to recognize only the portion of the DTAs that, more likely than not, we can realize. The amount of the DTAs considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

The following table presents the components of our DTAs and DTLs (in thousands):

	December 31,
	2017	2016
Deferred Tax Assets
Net operating loss carryforwards	28,424	31,949
Deferred income and reserves	382	341
Depreciation of fixed assets	—	1,169
Amortization of intangibles	4,315	2,632
Share-based compensation expense	4,419	17,642
Differences related to stock basis in equity investment	233	377
Other	148	4,358
Gross deferred tax assets	37,921	58,468
Valuation allowance	(38,348)	(57,346)
Deferred tax assets, net of valuation allowance	(427)	1,122
Deferred Tax Liabilities
Depreciation of fixed assets	(314)	—
Amortization of intangible assets	—	(1,840)
Other	—	(31)
Gross deferred tax liabilities	(314)	(1,871)
Net deferred tax liability	$(741)	$(749)

Net operating losses available at December 31, 2017 to offset future taxable income in the U.S. federal, U.S. state, Hong Kong and China jurisdictions are $125.5 million, $31.7 million, $1.8 million and $3.9 million, respectively.  The income tax rates in Hong Kong and China are 16.5% and 25%, respectively.

The U.S. net operating losses begin to expire in 2019.  The net operating losses generated in Hong Kong have no expiration date and carry forward indefinitely, while the net operating losses generated in China have a 5-year carryover period.

 We file income tax returns in various domestic and foreign tax jurisdictions with varying statutes of limitations.  Our 2014 through 2017 tax years generally remain subject to examination by federal and most state tax authorities.  In significant foreign jurisdictions, our 2014 through 2017 tax years generally remain subject to examination by the relevant tax authorities.

Under the Internal Revenue Code of 1986, as amended (the “Code”), if an ownership change (as defined for income tax purposes) occurs, §382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be

Table of Contents	F - 22	Financial Statement Index

offset by net operating loss carryforwards.  During our 2014 tax year, we analyzed recent acquisitions and ownership changes and determined that certain of such transactions qualified as an ownership changes under §382. As a result, we will likely not be able to use a portion of our net operating loss carryforwards.

For the years ended December 31, 2017 and 2016, we had no unrecognized tax benefits, and we have not taken any tax positions which we expect might significantly change unrecognized tax benefits during the 12 months following December 31, 2017. We comply with tax legislation and rules that apply in jurisdictions in which we operate around the globe, to the best of our ability. In China, we incur certain business expenses subject to jurisdictionally specific requirements.  While we have adhered to such rules, circumstances exist outside of our control that create uncertainty relative to our ability to sustain certain deductions. We believe, at a more likely than not level, we will sustain such deductions; however, taxing authorities in China may take an alternative position.

Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad and complex changes to the U.S. tax code that will affect the 2017 tax year, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also establishes new tax laws that will affect the 2018 tax year and future tax years, including, but not limited to: (1) reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) a new limitation on deductible interest expense; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) elimination of the corporate alternative minimum tax (AMT); (5) a new provision designed to tax global intangible low-taxed income (GILTI); (6) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) limitations on the deductibility of certain executive compensation; and (8) changing rules related to uses of and limitations of net operating losses (NOLs) generated after December 31, 2017.

Staff of the Securities and Exchange Commission (the “SEC”) issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. The guidance provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting for the Tax Act under GAAP. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which its accounting under GAAP is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply GAAP on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of the Tax Act.

Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Impact on DTAs and DTLs from reduction of U.S. federal corporate tax rate

We have computed the provisional impact of the reduced tax rate (from 35% to 21%) on our U.S. federal DTAs and DTLs, which have been remeasured as of December 31, 2017. We have also computed the provisional impact on our valuation allowance as it relates to our U.S. federal DTAs and DTLs and have appropriately adjusted our valuation allowance as of December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in corporate tax rate on our deferred taxes, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of untaxed foreign earnings and profits and the state tax effect of adjustments made to federal temporary differences.

Table of Contents	F - 23	Financial Statement Index

Valuation Allowances

We must determine whether valuation allowance assessments are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income and GILTI inclusions). Since, as discussed herein, we have not completed our accounting for the income tax effects of the Tax Act, any corresponding determination of the need for, or change in, a valuation allowance has not been completed.

Our accounting for the following elements of the Tax Act is incomplete, and we were not yet able to make reasonable estimates of the effects; therefore, we did not record provisional adjustments:

Deemed Repatriation Tax

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries and VIEs. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Tax Act provides that the Transition Tax may be satisfied by a reduction in a company’s available NOLs. As a result, we expect the impact of the Transition Tax will be a reduction in our NOL carryforward as of December 31, 2017 and will not result in a cash tax obligation. We are continuing to gather additional information to compute the amount of the Transition Tax. The reduction in our NOLs will be offset by a corresponding reduction in the valuation allowance, and therefore should not result in an impact in our tax provision for the period ended December 31, 2017.

Global Intangible Low Taxed Income (GILTI)

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the "net deemed tangible income return," which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, the related impact. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act; therefore, we have not made any adjustments related to potential GILTI tax in our consolidated financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

We account for the undistributed earnings of subsidiaries as a temporary difference, except that we do not record DTLs for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The Tax Act required us to compute a tax on previously undistributed earnings and profits of our foreign subsidiaries upon transition from a worldwide tax system to a territorial tax system during the year ended December 31, 2017. The repatriation of such amounts in the future should generally be exempt from income taxes in the U.S. (as a result of the Tax Act) and in those jurisdictions that have a similar territorial system of taxation.

Table of Contents	F - 24	Financial Statement Index

NOTE 11. DEBT

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

Other Debt

The following table presents debt as of (in thousands):

	December 31,
	2017	2016
Loan due September 2018	$35,500	$35,500
Unamortized discount	(836)	—
Unamortized debt issuance cost	(79)	(175)
Carrying value of Loan	34,585	35,325
Exit fee payable in relation to Loan	3,500	2,500
Convertible promissory note payable to an accredited investor	—	100
Total other debt	$38,085	$37,925
Less: current portion	(38,085)	(100)
Long-term debt, less current portion and net of debt issuance cost	$—	$37,825

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. As mentioned in Note 1, we entered into the First Financing Amendment on September 20, 2016 which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. The Loan bears interest at three-month LIBOR (with a floor of 1%) plus 10% per annum, payable monthly, and has a maturity date of September 24, 2018. As of December 31, 2017, the applicable interest rate on the Loan was approximately 12% per annum.

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

On October 25, 2017, we entered into the Second Financing Amendment, pursuant to which the Lenders waived specified events of default under the Financing Agreement occurring prior to January 1, 2018, including but not limited to events of default resulting from our non-compliance with covenants requiring minimum consolidated EBITDA of Remark and its subsidiaries and value of our assets. The Lenders also waived the covenant related to restricted cash balance through September 19, 2017.

On December 5, 2017, we entered into the Third Financing Amendment pursuant to which the Lenders agreed, among other things, to modify certain of our covenants under the Financing Agreement, including (i) replacing the covenant regarding consolidated EBITDA of Remark and our subsidiaries with a covenant regarding consolidated gross revenue of our subsidiaries engaged in the operation of our KanKan business, (ii) modifying the covenants regarding consolidated EBITDA of Vegas.com and its subsidiaries and the value of certain of our assets, and (iii) increasing the amount we are permitted to invest in our non-U.S. subsidiaries operating our KanKan business, subject to certain conditions.

Table of Contents	F - 25	Financial Statement Index

The Financing Agreement, as amended, and the Security Agreement contain representations, warranties, affirmative and negative covenants (including financial covenants with respect to quarterly EBITDA levels of Vegas.com, quarterly revenue generated by KanKan and the value of our assets), events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Financing Agreement may result in the Loan amount outstanding and unpaid interest thereon, becoming immediately due and payable.

During the year ended December 31, 2017, we accounted for the Second Financing Amendment and the Third Financing Amendment as debt modifications, resulting in an immaterial amount of debt issuance cost and additional debt discount totaling $1.0 million which are being amortized over the remaining term of the debt. We accounted for the First Financing Amendment as a debt extinguishment, resulting in a loss during the year ended December 31, 2016 consisting of the $4.6 million unamortized balance of debt discount and debt issuance cost immediately before the First Financing Amendment, the $3.6 million fair value of the warrants we provided to the Lenders, the $0.5 million additional exit fee and the $0.4 million of cash we paid to the Lenders.

NOTE 12. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	December 31,
	2017	2016
Contingent consideration liability, net of current portion	$940	$1,840
Deferred rent	1,820	1,002
Deferred tax liability, net	741	749
Total	$3,501	$3,591

NOTE 13. COMMITMENTS AND CONTINGENCIES

Letters of Credit

As detailed in Note 5, we are party to a letter of credit facility under which certain third parties could potentially require us to make payment. At December 31, 2017, we had restricted approximately $9.4 million of cash for potential payments under our letter of credit facility.

Lease Commitments

We are party to various operating leases for office space, certain of which contain rent escalation clauses and renewal options, under which we incur rent expense that we recognize on a straight-line basis over the lease term. Our operating lease obligations expire on various future dates, with the latest expiring in 2024. For the years ended December 31, 2017 and 2016, we incurred approximately $3.1 million and $2.6 million of rent expense, respectively.

Table of Contents	F - 26	Financial Statement Index

The following table presents future minimum lease payments under non-cancelable operating leases (in thousands):

Future Minimum Lease Payments
2018	3,697
2019	3,298
2020	3,037
2021	3,103
2022	2,686
Thereafter	2,094
Total	17,915

We did not reduce future minimum lease payments in the table above by minimum sublease rentals of approximately $0.3 million due in the future under noncancelable subleases.

Contingencies

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities related to such proceedings.

Pursuant to the terms of the purchase agreement we entered into in connection with the VDC Acquisition, we are obligated to make the Earnout Payments, which are due in the second quarter of the immediately following year. The performance of Vegas.com during the year ended December 31, 2017 exceeded the threshold triggering the maximum Earnout Payment of $1.0 million, and we expect Vegas.com’s 2018 performance will exceed the threshold triggering the maximum payment of $1.0 million for 2018 as well. As a result, we have accrued liabilities representing the Earnout Payments.

NOTE 14. STOCKHOLDERS' EQUITY, STOCK-BASED COMPENSATION AND NET LOSS PER SHARE

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

Equity Issuances

During the years ended December 31, 2017 and 2016, we issued a total of 2,110,379 and 1,630,589 shares of our common stock to investors in certain private placements in exchange for approximately $13.8 million and $7.3 million in cash, respectively.

On November 9, 2016, we entered into the Aspire Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Aspire Capital up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. In consideration for entering into the Aspire Purchase Agreement, concurrently with the execution of such agreement, we issued to Aspire Capital 151,515 shares of our common stock. On September 18, 2017, we entered into the Aspire Amendment, which provides that the parties may mutually agree to increase the number of shares of our common stock that may be purchased per business day pursuant to the terms of the Aspire Purchase Agreement to 2,000,000 shares. During the years ended December 31, 2017 and 2016, we issued 3,519,282 and 602,614 shares of common stock in exchange for $10.3 million and $2.5 million, respectively, under the Aspire Purchase Agreement.

Table of Contents	F - 27	Financial Statement Index

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

Stock-Based Compensation

We are authorized to issue equity-based awards with respect to as many as 525,000 and 10,000,000 shares of our common stock under our 2010 Equity Incentive Plan and our 2014 Incentive Plan, respectively, each of which our stockholders have approved. We also issue cash bonuses (each a “China Cash Bonus”, or collectively “China Cash Bonuses”) to our employees in China, which grants are not subject to a formal incentive plan and which can only be settled in cash. We grant such awards to attract, retain and motivate eligible officers, directors, employees and consultants. Under each of the plans, we have granted shares of restricted stock and options to purchase common stock to our officers and employees with exercise prices equal to or greater than the fair value of the underlying shares on the grant date.

Stock options and China Cash Bonuses awarded generally expire 10 years from the grant date. All forms of equity awards and the China Cash Bonuses vest upon the passage of time, the attainment of performance criteria, or both. When participants exercise stock options, we issue any shares of our common stock resulting from such exercise from new authorized and unallocated shares available at the time of exercise.

We estimate the fair value of stock option awards using the BSM Model. During the periods noted, we applied the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016
Expected term in years	6.0	6.0
Expected volatility	50%	51.3%
Expected dividends	—%	—%
Risk-free interest rate	2.00%	1.59%

Because we lacked a sufficient amount of historical data to estimate the expected term and because the stock option awards we issued are “plain vanilla” awards, we estimated the expected term using a simplified method which sums the vesting period and the contractual period and divides the sum by two. The risk-free interest rate is based on the U.S. Treasury yield curve appropriate for the expected term on the date of grant, and we estimate the expected volatility primarily using the historical volatility of our common stock. Actual compensation, if any, ultimately realized may differ significantly from the amount estimated using an option-pricing model. During the fourth quarter of 2017, we increased the expected volatility we use as an input to the BSM Model. We made the change primarily as a result of the recent, significant changes in our stock price, which led us to conclude that volatility over the expected period of newly-issued stock options would be higher than we had previously estimated.

Table of Contents	F - 28	Financial Statement Index

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of December 31, 2017, and changes during the twelve months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	7,344,140	$5.01
Granted	2,941,000	2.08
Exercised	(380,163)	4.62
Forfeited, cancelled or expired	(507,921)	10.82
Outstanding at December 31, 2017	9,397,056	$3.80	8.2	$55,822
Options exercisable at December 31, 2017	8,285,230	$4.01	8.1	$47,475

The following table summarizes the status of non-vested stock options as of December 31, 2017, and changes during the year then ended:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2017	624,791	$1,407
Granted	2,941,000	3,067
Vested	(2,277,413)	2,781
Forfeited	(176,552)	355
Non-vested at December 31, 2017	1,111,826	$1,202

For the years ended December 31, 2017 and 2016, the total intrinsic value of options exercised was approximately $1.1 million and $0.2 million, respectively.

For the year ended December 31, 2017, we received proceeds from stock option exercises totaling approximately $1.8 million.

The following table summarizes the restricted stock activity under our equity incentive plans as of December 31, 2017:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2017	—	$—
Granted	129,335	512
Vested	(129,335)	512
Non-vested at December 31, 2017	—	$—

As of December 1, 2017, we changed the way we compensate our employees in China. On that date, we cancelled stock options previously issued to China employees and compensated such employees with China Cash Bonuses. The amount and

Table of Contents	F - 29	Financial Statement Index

timing of each China Cash Bonus paid is determined in a manner similar to stock appreciation rights. We accounted for the change to China Cash Bonuses, which affected approximately 40 of our China employees, as modifications of the original awards, recognizing incremental compensation expense of approximately $0.5 million. The following table summarizes activity related to the liability-classified China Cash Bonuses as of December 31, 2017, and changes during the twelve months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	—	$—
Granted	268,000	3.85
Exercised	(1,500)	4.50
Forfeited, cancelled or expired	—	—
Outstanding at December 31, 2017	266,500	$3.84	9.2	$1,569
Options exercisable at December 31, 2017	108,000	$3.90	8.7	$630

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Year Ended December 31,
	2017	2016
Stock options	$2,765	$6,610
China Cash Bonuses	602	—
Restricted stock	853	554
Total	$4,220	$7,164

The following table presents information regarding unrecognized share-based compensation cost associated with stock options and China Cash Bonuses:

December 31, 2017
Unrecognized share-based compensation cost for non-vested awards (in thousands):
Stock options	1,158
China Cash Bonuses	1,140
Weighted-average years over which unrecognized share-based compensation expense will be recognized:
Stock options	1.0
China Cash Bonuses	0.5

Net Income (Loss) per Share

For the years ended December 31, 2017 and 2016, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Table of Contents	F - 30	Financial Statement Index

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

•
the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued), and the outstanding CBG Financing Warrants, which may be exercised to purchase 2,961,774 shares of our common stock at an exercise price of $4.96 per share;

•
the outstanding VDC Acquisition Warrants, which may be exercised to purchase 8,601,410 shares of our common stock at an exercise price of $9.00 per share, and the outstanding VDC Financing Warrants, which may be exercised to purchase 3,117,148 shares of our common stock at an exercise price of $7.45 per share; and

•
the warrants issued in conjunction with our acquisition of Hotelmobi, Inc., which may be exercised to purchase 1,000,000 shares of our common stock, half at an exercise price of $8.00 per share and half at an exercise price of $12.00 per share.

NOTE 15. RELATED PARTY TRANSACTIONS

One of our senior managers owns the equity interests of one of the VIEs that we consolidate, and we loaned money to him during the fourth quarter of 2017 to fund the registered capital of such VIE. Of the amount we loaned, approximately $0.7 million had not yet been deposited in the VIE’s bank account as of December 31, 2017, so we reported the outstanding amount in Other receivables on our consolidated balance sheet.

NOTE 16. SEGMENT INFORMATION

As we continued to focus more of our efforts on developing and monetizing products and services based on our KanKan social media data intelligence platform, management continued to refine how it evaluates the financial information related to our KanKan business in a manner that resulted in the identification of a new reportable segment. We now report results from our Technology and Data Intelligence segment, and we have reclassified amounts from the year ended December 31, 2016 to conform to the presentation of the new segment for the year ended December 31, 2017.

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

Table of Contents	F - 31	Financial Statement Index

The following table presents certain financial information regarding our business segments for the years ended December 31, 2017 and 2016 (in thousands):

	Travel & Entertainment	Technology & Data Intelligence	Corporate Entity and Other	Consolidated
Year Ended December 31, 2017
GAAP financial measures:
Net revenue	$61,543	$5,744	$3,314	$70,601
Operating income (loss)	$(1,805)	$(3,633)	$(31,941)	$(37,379)
Non-GAAP financial measure:
Adjusted EBITDA	$6,562	$(3,116)	$(11,183)	$(7,737)

Year Ended December 31, 2016
GAAP financial measures:
Net revenue	$56,831	$27	$2,470	$59,328
Operating loss	$(1,361)	$(2,816)	$(18,420)	$(22,597)
Non-GAAP financial measure:
Adjusted EBITDA	$6,921	$(2,455)	$(8,725)	$(4,259)

Table of Contents	F - 32	Financial Statement Index

The following table reconciles Adjusted EBITDA for our business segments to Operating loss (in thousands):

	Travel & Entertainment	Technology & Data Intelligence	Corporate Entity and Other	Consolidated
Year Ended December 31, 2017
Adjusted EBITDA	$6,562	$(3,116)	$(11,183)	$(7,737)
Less:
Depreciation and amortization	(8,473)	(520)	(2,077)	(11,070)
Impairments	—	—	(14,646)	(14,646)
Share-based compensation expense	—	—	(4,220)	(4,220)
Other income, net	(19)	(3)	(1)	(23)
Plus:
Other loss	125	6	186	317
Operating loss	$(1,805)	$(3,633)	$(31,941)	$(37,379)

Year Ended December 31, 2016
Adjusted EBITDA	$6,921	$(2,455)	$(8,725)	$(4,259)
Less:
Depreciation and amortization	(8,115)	(369)	(1,815)	(10,299)
Impairments	(316)	—	(843)	(1,159)
Share-based compensation expense	—	—	(7,164)	(7,164)
Other income, net	(29)	—	—	(29)
Plus:
Other loss	178	8	127	313
Operating loss	$(1,361)	$(2,816)	$(18,420)	$(22,597)

The following table presents total assets for our segments (in thousands):

	December 31,
	2017	2016
Travel and entertainment segment	$75,820	$76,074
Technology and data intelligence segment	5,105	1,402
Corporate entity and other business units	22,612	28,223
Consolidated	$103,537	$105,699

Capital expenditures for our travel and entertainment segment totaled $2.3 million and $1.6 million during the years ended December 31, 2017 and 2016, respectively, while capital expenditures for our technology and data intelligence segment $1.2 million and $1.2 million during the same periods, respectively.

Table of Contents	F - 33	Financial Statement Index

NOTE 17. SUBSEQUENT EVENTS

Changes in Equity

On January 8, 2018, holders of VDC Acquisition Warrants with respect to 2,416,996 shares of our common stock exercised such warrants. Because the VDC Acquisition Warrants provide that such warrants are exercisable on a cashless basis only, we did not receive any proceeds from the exercise of the warrants. We issued a total of 750,102 shares of common stock in settlement of the warrants.

On January 10, 2018, the price of our common stock closed above $14, and we exercised our right to exercise the remaining VDC Acquisition Warrants with respect to 6,184,414 shares of our common stock and the VDC Financing Warrants with respect to 3,117,148 shares of our common stock. Because the VDC Acquisition Warrants and VDC Financing Warrants provide that such warrants are exercisable on a cashless basis only, we did not receive any proceeds from the exercise of the warrants. We issued a total of 2,236,915 and 1,385,396 shares of common stock to the holders of the VDC Acquisition Warrants that we exercised and the VDC Financing Warrants, respectively, in settlement of such warrants.

The warrant exercises described above resulted in a decrease of approximately $59.9 million in our warrant liability, which included an increase of approximately $19.2 million in the warrant liability between December 31, 2017 and the exercise dates in January 2018.

On January 19, 2018, our stockholders adopted and approved our 2017 Incentive Plan at a special meeting of stockholders held on that date, pursuant to which we are authorized to issue equity-based awards with respect to as many as 10,000,000 shares of our common stock.

Legal Action

On February 21, 2018, we initiated a legal proceeding against CBG, Adam Roseman, and CBG’s Joint Official Liquidators (the “CBG Litigation”) arising from the CBG Acquisition described in Note 3 to this 2017 Form 10-K. The CBG Litigation was filed in the United States District Court for the District of Nevada and is captioned as Remark Holdings, Inc., et al. v. China Branding Group, Limited (In Official Liquidation), et al., Case No. 2:18-cv-00322. In the CBG Litigation, we are seeking a declaration from the court that we are entitled to rescission of the CBG Purchase Agreement and all transactions related to the CBG Acquisition, a declaration that the CBG Purchase Agreement and the transactions consummated pursuant thereto be rescinded and void ab initio, a declaration that we are not required to deliver CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00, an order directing release to us of any consideration held in escrow in connection with the CBG Acquisition, and disgorgement of all consideration paid by us in connection with the CBG Acquisition. We are alleging that the defendants fraudulently mispresented and concealed material information regarding the assets and entities we acquired in the CBG Acquisition. We are in the process of serving the summonses upon all of the defendants.

Table of Contents	F - 34	Financial Statement Index