Form 10-Q
period 2018-03-31
REMARK HOLDINGS, INC.
filed 2018-05-14
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

As of May 11, 2018, a total of 32,843,399 shares of our common stock were outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, “our”). You will find forward-looking statements principally in the sections entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements are identifiable by words or phrases indicating that Remark or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should,” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that we are “positioned” for a particular result, or similarly-stated expectations. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report or such other report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this report and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. Such risks and uncertainties include general business conditions, changes in overall economic conditions, our ability to integrate acquired assets, the impact of competition and other factors which are often beyond our control.

This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity, financial condition and prospects. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information that we obtain after the date of this report.

ii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$21,851	$22,632
Restricted cash	9,409	11,670
Trade accounts receivable	4,549	3,673
Prepaid expense and other current assets	6,117	5,518
Notes receivable, current	100	290

Total current assets	42,026	43,783
Restricted cash	2,250	—
Notes receivable	100	100
Property and equipment, net	13,423	13,387
Investment in unconsolidated affiliate	1,030	1,030
Intangibles, net	22,667	23,946
Goodwill	20,110	20,099
Other long-term assets	1,200	1,192
Total assets	$102,806	$103,537
Liabilities and Stockholders’ Equity
Accounts payable	$25,266	$17,857
Accrued expense and other current liabilities	13,205	16,679
Deferred merchant booking	10,811	9,027
Contract liability	7,641	5,807
Note payable	3,000	3,000
Current maturities of long-term debt, net of unamortized discount and debt issuance cost at December 31, 2017	11,500	38,085

Total current liabilities	71,423	90,455
Long-term debt, less current portion and net of unamortized discount and debt issuance cost	26,908	—
Warrant liability	20,652	89,169
Other liabilities	5,033	3,501
Total liabilities	124,016	183,125

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,843,399 and 28,406,026 shares issued and outstanding; each at March 31, 2018 and December 31, 2017, respectively	33	28
Additional paid-in-capital	292,152	220,117
Accumulated other comprehensive income	313	115
Accumulated deficit	(313,708)	(299,848)
Total stockholders’ equity (deficit)	(21,210)	(79,588)
Total liabilities and stockholders’ equity	$102,806	$103,537
See Notes to Unaudited Condensed Consolidated Financial Statements

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$16,724	$15,299
Cost and expense
Cost of revenue (excluding depreciation and amortization)	4,032	2,664
Sales and marketing	6,895	5,875
Technology and development	902	908
General and administrative	23,317	8,326
Depreciation and amortization	2,718	2,861
Other operating expense	66	45
Total cost and expense	37,930	20,679
Operating loss	(21,206)	(5,380)
Other income (expense)
Interest expense	(1,406)	(1,018)
Other income, net	11	19
Change in fair value of warrant liability	8,610	6,569
Other loss	(31)	(31)
Total other income, net	7,184	5,539
Income (loss) before income taxes	(14,022)	159
Provision for income taxes	(31)	(184)
Net loss	$(14,053)	$(25)
Other comprehensive income (loss)
Foreign currency translation adjustments	198	(24)
Comprehensive loss	$(13,855)	$(49)

Weighted-average shares outstanding, basic and diluted	32,395	22,468

Net loss per share, basic and diluted	$(0.43)	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017

Net cash provided by operating activities	$329	$1,209
Cash flows from investing activities:
Purchases of property, equipment and software	(1,405)	(813)
Net cash used in investing activities	(1,405)	(813)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	284	1,315
Net cash provided by financing activities	284	1,315
Net change in cash, cash equivalents and restricted cash	(792)	1,711
Cash, cash equivalents and restricted cash:
Beginning of period	34,302	18,548
End of period	$33,510	$20,259

Supplemental cash flow information:
Cash paid for interest	$1,028	$989

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon warrant exercise	$59,907	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
____________________________________________________________________________
NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”), which include its consolidated variable-interest entities ("VIEs"), are primarily technology-focused. Our KanKan social media data intelligence platform serves as the basis for our development and deployment of artificial-intelligence-based solutions for businesses in many industries and geographies. We also own and operate digital media properties across multiple verticals, such as travel and entertainment and young adult lifestyle, that deliver relevant, dynamic content that attracts and engages users on a global scale. Our common stock is listed on the Nasdaq Capital Market under the ticker symbol MARK.

Liquidity Considerations

During the three months ended March 31, 2018, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of  $313.7 million  as of March 31, 2018. Additionally, our operations have historically used more cash than they have provided. As of March 31, 2018, our cash and cash equivalents balance was $21.9 million, and we had a negative working capital balance of $29.4 million. Our revenue during the three months ended March 31, 2018 was $16.7 million.

During the three months ended March 31, 2017, we issued a total of 382,308 shares of our common stock to private investors in exchange for approximately $1.3 million in cash. We did not make similar issuances of our common stock during the three months ended March 31, 2018.

On November 9, 2016, we entered into a common stock purchase agreement (as amended, the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Aspire Capital up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. On September 18, 2017, we entered into a First Amendment to the Aspire Purchase Agreement, which provides that the parties may mutually agree to increase the number of shares of our common stock that may be purchased per business day pursuant to the terms of the Aspire Purchase Agreement to 2,000,000 shares. As of March 31, 2018, Aspire has purchased $12.8 million of shares of our common stock under the Aspire Purchase Agreement.

We are a party to a financing agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $35.5 million (the “Loan”). The terms of the Financing Agreement, the amendments thereto, and related documents effective as of March 31, 2018 are described in Note 11. Changes to the terms of the Financing Agreement made after the end of the period covered by this report are described in Note 16.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on our historical track record and projections, we believe that we will be able to meet our ongoing requirements through March 31, 2019 (including repayment of our existing debt as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

—	monetize existing assets

—	work with our creditors to modify existing arrangements or refinance our debt

—	obtain additional capital through equity issuances, including but not limited to equity issuances to Aspire Capital under its existing purchase commitment (which equity issuances may dilute existing stockholders)

However, projections are inherently uncertain and we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2018, with the audited Consolidated Balance Sheet amounts as of December 31, 2017 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of March 31, 2018, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K (the "2017 Form 10-K”).

Consolidation

We include all of our subsidiaries, which include the variable-interest entities for which we are the primary beneficiary, in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

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

Changes to Significant Accounting Policies - Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, and all subsequent amendments (collectively “ASC 606”) using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Accumulated deficit (the amount was not material). We have not retrospectively adjusted the information for the comparative period reported herein, which information we continue to report under the accounting standards in effect for that period. The amounts of revenue, accounts receivable and contract balances that we reported under ASC 606 as of and for the three months ended March 31, 2018, were not materially different than the amounts we would have reported under the accounting standards previously in effect.

We recognize revenue when we transfer control of the promised goods or services to our customers, and we recognize an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

When customers pay us prior to when we satisfy our obligation to transfer control of promised goods or services, we record the amount that reflects the consideration to which we expect to be entitled as a contract liability until such time as we satisfy our performance obligation. As a result of our adoption of ASC 606, the line item previously labeled “Deferred revenue” on our condensed consolidated balance sheets is now labeled “Contract liability”; the comparative period balance as reported herein did not change as a result of our application of the modified retrospective transition approach.

For our contracts with customers, we only extend short-term credit policies to our customers, generally of 90 days or less.

We record the incremental costs of obtaining contracts as an expense when incurred, because such costs would otherwise be amortized over a period of less than one year if capitalized.

Transaction Services

Our Travel & Entertainment segment generates our Transaction Services revenue, primarily using an agency model. To a lesser extent, we use a merchant model when we directly provide tour services to customers.

Under the agency model, various service providers with whom we maintain relationships are ultimately responsible for delivering the underlying services for which our customers transact, such as lodging, air travel, entertainment, or tours. Our obligation to our customers is to arrange for these service providers to provide the underlying services, and we satisfy our obligation at the point in time that these service providers begin to provide the underlying service (e.g., upon the check-in date for lodging stays, upon the show/performance date for entertainment transactions, etc.). We recognize revenue from transactions under this model on a net basis (i.e., the amount charged to our customers less the amounts we pay to the service providers).

Under the merchant model, we provide tour services directly to our customers. Our obligation to provide the tour services is satisfied at the point in time that we finish providing the tour. For transactions occurring under this model, we recognize revenue on a gross basis.

Under either model, our customers pay at the time the original transaction occurs via our sales channels, primarily the Vegas.com website and mobile application. Because the original transaction date almost always precedes the date that our performance obligation is satisfied, we record a contract liability for the amount of consideration received. In general, we satisfy most of our performance obligations within approximately three to four months from the original transaction date, and substantially all performance obligations are satisfied within one year from the original transaction date.

Data Platform Services

Our KanKan business generates our Data Platform Services revenue. Using our proprietary data intelligence software, we screen potential loan candidates to provide only high-quality loan candidates to affiliates of banks and other lending institutions in China. We earn a commission for our service and we recognize that commission at the point in time at which a loan is issued by the lending institutions to a loan candidate provided by us in an amount we determine by multiplying the commission rate specified in our contracts with the affiliates of the banks and other lending institutions by the amount of such loans issued to loan candidates we have provided.

Per our contracts with the affiliates of the banks and other lending institutions, we may be required to reimburse the affiliates of such lending institutions for a certain percentage of any loan defaults. We have determined that the portion of such contracts potentially requiring us to reimburse our customers represents a guarantee, the accounting for which is not within the scope of ASC 606. As a result, we account for such guarantee using other GAAP and record an initial liability equal to the total potential amount that we could be required to reimburse upon default, which approximates fair value. We initially record the liability in Accrued expense and other current liabilities in our consolidated balance sheets. As we are released from our obligation to perform under the guarantee, we record the amount of reduction in the guarantee liability as Data Platform Services revenue. We have not yet recorded material amounts of revenue resulting from being released from our guarantee obligation.

Advertising and Other

Our Travel & Entertainment segment generates the majority of our advertising revenue, and we report the remaining amount of advertising revenue in Corporate Entity and Other in our segment information. We primarily generate advertising revenue from the use of sponsored links and display advertising placed directly on our website pages. Substantially all of our advertising contracts with customers are completed within one year or less.

In click-through advertising contracts with customers, our obligation is to place our customers’ interactive ads on our websites for a specified period of time. We recognize revenue from click-through advertising at the point in time at which visitors to our websites click through the ads to our advertising customers’ websites. Any variability regarding contract consideration is resolved within the reporting period.

Some of our advertising contracts with customers require us to place our advertising customers’ static display ads on our websites for a specified period of time or in a specific location on our websites, or both. We recognize revenue from such advertising placement arrangements either over time (ratably over the contract term) or based upon the delivery of advertising impressions, depending upon the terms of the contract.

We also generate revenue from other sources, such as from e-commerce activity in which we sell goods to our customers, or media production which involves us producing video or Internet-based content for our customers. We recognize the revenue from these contracts at the point in time when we transfer control of the good sold to the customer or when we deliver the promised media content.

Other than as noted above, we have made no changes to our significant accounting policies as reported in our 2017 Form 10-K.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842), which changes GAAP primarily by requiring lessees to recognize, at lease commencement, a lease liability representing the present value of the lessee’s obligation to make lease payments, and a right-of-use asset representing the lessee’s right to use (or control the use of) a specified asset during the lease term, for leases classified as operating leases. For us, the amendments in ASU 2016-02 will become effective on January 1, 2019, and early adoption is permitted. We are currently evaluating the impact that application of ASU 2016-02 will have on our consolidated financial statements, results of operations and cash flows; however, we expect the impact to be material, as we will be recording assets and liabilities related to most of our leases, including our leases for office space, which we currently account for as operating leases.

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

NOTE 3. REVENUE

We are not required to include disclosures related to remaining performance obligations because substantially all of our contracts with customers have an original expected duration of one year or less.

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category for the three months ended March 31, 2018 (in thousands):

Revenue category	Amount
Transaction services	$13,852
Data platform services	1,183
Advertising and other	1,689
Revenue	$16,724

Significant Judgments

When accounting for revenue in accordance with ASC 606, we make certain judgments, such as whether we act as a principal or as an agent in transactions or whether our contracts with customers fall within the scope of ASC 606, that affect the determination of the amount and timing of our revenue from contracts with customers. Based on the current facts and circumstances related to our contracts with customers, none of the judgments we make involve an elevated degree of qualitative significance or complexity such that further disclosure is warranted in terms of their potential impact on the amount and timing of our revenue.

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. Other than changes resulting from routine business activity, the balance of our Contract liability did not change significantly during the three months ended March 31, 2018. We recognized revenue of $2.9 million during the three months ended March 31, 2018, which was included in the beginning balance of Contract liability at January 1, 2018.

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase our common stock that are subject to potential anti-dilution adjustments or that contain put options or call options. Our outstanding liability-classified warrants include the warrants we issued or that we are obligated to issue as part of the consideration for our acquisition of assets of China Branding Group Limited (“CBG”) in September 2016 (the “CBG Acquisition Warrants”) and warrants we issued as a result of an amendment to the Financing Agreement related to the acquisition (the “CBG Financing Warrants”).

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	March 31, 2018	December 31, 2017
CBG Financing Warrants
Expected volatility	60.00%	60.00%
Risk-free interest rate	2.33%	1.96%
Expected remaining term (years)	2.48	2.73
CBG Acquisition Warrants
Expected volatility	60.00%	60.00%
Risk-free interest rate	2.59%	2.25%
Expected remaining term (years)	5.47	5.72

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At March 31, 2018, we estimated that two future equity financing events would potentially occur within the subsequent twelve months.

Our estimate of expected volatility and our stock price tend to have the most significant impact on the estimated fair value of the CBG Financing Warrants and the CBG Acquisition Warrants. If we added or subtracted five percentage points with regard to our estimate of expected volatility, or if our stock price increased or decreased by five percent, our estimates of fair value would change approximately as follows (in thousands):

Change in volatility	Increase	Decrease
CBG Financing Warrants	$385	$505
CBG Acquisition Warrants	1,265	1,265

Change in stock price
CBG Financing Warrants	$565	$650
CBG Acquisition Warrants	1,095	805

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Balance at beginning of period	$89,169	$25,030
Warrant exercises	(59,907)	—
Increase (decrease) in fair value	(8,610)	64,139
Balance at end of period	$20,652	$89,169

At January 1, 2018, our outstanding liability-classified warrants included warrants we issued in connection with our acquisition of all of the outstanding equity interests in Vegas.com, LLC in September 2015 (the "VDC Acquisition") and the financing related thereto (the "VDC Acquisition Warrants" and the "VDC Financing Warrants", respectively). On January 8, 2018, holders of VDC Acquisition Warrants with respect to 2,416,996 shares of our common stock exercised such warrants. Because the VDC Acquisition Warrants provided that such warrants were exercisable on a cashless basis only, we issued a total of 750,102 shares of common stock in settlement of such warrants without receiving any proceeds from the exercise thereof.

On January 10, 2018, we exercised our right to exercise all remaining VDC Acquisition Warrants and VDC Financing Warrants (which right became effective when the closing price of our common stock reached $14.00), exercising VDC Acquisition Warrants with respect to 6,184,414 shares of our common stock and VDC Financing Warrants with respect to 3,117,148 shares of our common stock. Because the VDC Acquisition Warrants and VDC Financing Warrants provided that such warrants were exercisable on a cashless basis only, we issued a total of 2,236,915 and 1,385,396 shares of common stock to the holders of the VDC Acquisition Warrants and the VDC Financing Warrants, respectively, in settlement of such warrants without receiving any proceeds from the exercise thereof.

Contingent Consideration Issued in Business Acquisition

We used the discounted cash flow valuation technique to estimate the fair value of the liability related to certain cash payments stipulated in the VDC Acquisition that were contingent upon the performance of Vegas.com in the years ended December 31, 2016 and 2017, and are contingent upon the performance of Vegas.com in the year ending December 31, 2018 (the “Earnout Payments”). The significant unobservable inputs that we used, which we classify in Level 3 of the fair value hierarchy, were projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), the probability of achieving certain amounts of EBITDA, and the rate used to discount the liability.

The following table presents the change during the three months ended March 31, 2018 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$1,930
Change in fair value of contingent consideration (included in Other loss)	30
Balance at end of period	$1,960

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

The following table provides a reconciliation of the amounts separately reported as Cash and cash equivalents and Restricted cash on our consolidated balance sheets with the single line item reported on our consolidated statements of cash flows as Cash, cash equivalents and restricted cash (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$21,851	$22,632
Restricted cash reported in current assets	9,409	11,670
Restricted cash reported in long-term assets	2,250	—
Total cash, cash equivalents and restricted cash	$33,510	$34,302

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of March 31, 2018, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

 NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	March 31, 2018	December 31, 2017
Prepaid expense	$2,755	$2,036
Deposits	2,084	1,960
Inventory, net	330	234
Other current assets	948	1,288
Total	$6,117	$5,518

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	March 31, 2018	December 31, 2017
Vehicles	5	$1,108	$447
Computers and equipment	2 - 12	1,819	1,635
Furniture and fixtures	2 - 9	218	220
Software	3 - 5	21,118	20,773
Software development in progress		2,076	1,935
Leasehold improvements	1 - 10	501	328
Total property, equipment and software		$26,840	$25,338
Less accumulated depreciation		(13,417)	(11,951)
Total property, equipment and software, net		$13,423	$13,387

For the three months ended March 31, 2018 and 2017, depreciation (and amortization of software) expense was $1.4 million and $1.3 million, respectively.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	March 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$2,551	$(1,678)	$873	$2,591	$(1,663)	$928
Customer relationships	23,186	(11,317)	11,869	23,486	(10,539)	12,947
Media content and broadcast rights	2,485	(1,061)	1,424	2,485	(936)	1,549
Acquired technology	578	(483)	95	578	(461)	117
Other intangible assets	68	(68)	—	68	(68)	—
	$28,868	$(14,607)	$14,261	$29,208	$(13,667)	$15,541
Indefinite-lived intangible assets
Trademarks and trade names	$8,276		$8,276	$8,276		$8,276
License to operate in China	130		130	129		129
Total intangible assets	$37,274		$22,667	$37,613		$23,946

Total amortization expense was $1.3 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes the changes in goodwill during the three months ended March 31, 2018 and the year ended December 31, 2017 (in thousands):

	Three Months Ended March 31, 2018			Year Ended December 31, 2017
	Travel & Entertainment Segment	Corporate Entity and Other Business Units	Total	Travel & Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$18,514	$1,585	$20,099	$18,514	$8,249	$26,763
Business acquisitions	—	—	—	—	2,116	2,116
Impairment of goodwill	—	—	—	—	(8,796)	(8,796)
Other	—	11	11	—	16	16
Balance at end of period	$18,514	$1,596	$20,110	$18,514	$1,585	$20,099

NOTE 10. INCOME TAX

Our effective tax rate (“ETR”) from continuing operations was (0.22)% for the quarter ended March 31, 2018, due to indefinite-lived intangible assets and the effects of valuation allowances in various jurisdictions. The quarterly ETR has not significantly differed from our historical annual ETR.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad and complex changes to the U.S. tax code that will affect the 2018 tax year.

We have not completed our accounting for the Tax Act. As noted in our 2017 Form 10-K:

—	We were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the impact on deferred tax assets and deferred tax liabilities from reduction of the U.S. federal corporate tax rate.

—	We were not yet able to reasonably estimate the effects for global intangible low-taxed income (GILTI) and deemed repatriation taxes. Therefore, no provisional adjustments were recorded.

NOTE 11. DEBT

Short-Term Debt

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full.

Long-Term Debt

The following table presents long-term debt (in thousands) as of :

	March 31, 2018	December 31, 2017
Loan due September 2020	$35,500	$35,500
Unamortized discount	(560)	(836)
Unamortized debt issuance cost	(32)	(79)
Carrying value of Loan	34,908	34,585
Exit fee payable in relation to Loan	3,500	3,500
Total long-term debt	$38,408	$38,085
Less: current portion	(11,500)	(38,085)
Long-term debt, less current portion and net of debt issuance cost	$26,908	$—

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. We entered into Amendment No. 1 to Financing Agreement on September 20, 2016 which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. As of March 31, 2018, the Loan bore interest at three-month LIBOR (with a floor of 1%) plus 10% per annum, payable monthly, and had a maturity date of September 24, 2018. As of  March 31, 2018, the applicable interest rate on the Loan was approximately 12% per annum. Changes to the terms of the Financing Agreement made after the end of the period covered by this report are described in Note 16.

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

On October 25, 2017, we entered into Amendment No. 2 and Waiver and Consent to Financing Agreement, pursuant to which the Lenders waived specified events of default under the Financing Agreement occurring prior to January 1, 2018, including but not limited to events of default resulting from our non-compliance with covenants requiring minimum consolidated EBITDA of Remark and its subsidiaries and value of our assets. The Lenders also waived the covenant related to restricted cash balance through September 19, 2017.

On December 5, 2017, we entered into Amendment No. 3 to Financing Agreement pursuant to which the Lenders agreed, among other things, to modify certain of our covenants under the Financing Agreement, including (i) replacing the covenant regarding consolidated EBITDA of Remark and our subsidiaries with a covenant regarding consolidated gross revenue of our subsidiaries engaged in the operation of our KanKan business, (ii) modifying the covenants regarding consolidated EBITDA of Vegas.com and its subsidiaries and the value of certain of our assets, and (iii) increasing the amount we are permitted to invest in our non-U.S. subsidiaries operating our KanKan business, subject to certain conditions.

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

NOTE 12. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	March 31, 2018	December 31, 2017

Deferred rent	$1,786	$1,820
Early lease termination liability	1,444	—
Contingent consideration liability, net of current portion	960	940
Deferred tax liability, net	808	741
Other	35	—
Total	$5,033	$3,501

During the first quarter of 2018, we determined that we would no longer use certain leased office space and, as a result, we sublet the majority of such office space to third parties. As a result of our decision, we recognized $2.3 million of unallocated rent expense in the corporate entity, and an associated liability for early lease termination. The current portion of the liability is recorded in Accrued expense and other current liabilities, with the long-term portion recorded in Other liabilities (see table above).

The following table presents the change in the liability balance related to the early lease termination (in thousands):

Three Months Ended March 31, 2018
Balance at beginning of period	$—
Establishment of early lease termination liability	2,295
Payment of rent and other costs	(132)
Receipt of amounts due under subleases	9
Other	1
Balance at end of period	$2,173

NOTE 13. COMMITMENTS AND CONTINGENCIES

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities, exclusive of the liability for the Earnout Payments related to the VDC Acquisition.

NOTE 14. STOCKHOLDERS' EQUITY AND NET LOSS PER SHARE

Equity Issuances

During the three months ended March 31, 2017, we issued a total of  382,308 shares of our common stock to private investors in exchange for approximately $1.3 million in cash. We did not make similar issuances of our common stock during the three months ended March 31, 2018.

Stock-Based Compensation

We are authorized to issue equity-based awards under our 2010 Equity Incentive Plan, our 2014 Incentive Plan, and our 2017 Incentive Plan, each of which our stockholders have approved. We also award cash bonuses ("China Cash Bonuses") to our employees in China, which grants are not subject to a formal incentive plan and which can only be settled in cash. We grant such awards to attract, retain and motivate eligible officers, directors, employees and consultants. Under each of the plans, we have granted shares of restricted stock and options to purchase common stock to our officers and employees with exercise prices equal to or greater than the fair value of the underlying shares on the grant date.

Stock options and China Cash Bonuses generally expire 10 years from the grant date. All forms of equity awards vest upon the passage of time, the attainment of performance criteria, or both. When participants exercise stock options, we issue any shares of our common stock resulting from such exercise from new authorized and unallocated shares available at the time of exercise.

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of March 31, 2018, and changes during the three months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	9,397,056	$3.80
Granted	1,385,000	7.78
Exercised	(63,960)	4.43
Forfeited, cancelled or expired	(28,263)	4.59
Outstanding at March 31, 2018	10,689,833	$4.31	8.2	$18,254
Options exercisable at March 31, 2018	9,530,389	$4.52	8.1	$14,469

We granted an option to purchase 1.3 million shares of our common stock at an exercise price of  $7.81 per share to Kai-Shing Tao, our Chief Executive Officer and Chairman of the Board, under the 2017 Incentive Plan, which our stockholders approved in January 2018. We recorded the entire $11.6 million of compensation expense associated with this award during the three months ended March 31, 2018 because Mr. Tao fully vested in the award at the time we received stockholder approval.

During the three months ended March 31, 2018, we neither awarded restricted stock under our equity incentive plans nor did we engage in any significant activity with regard to our China Cash Bonuses.

We incurred share-based compensation expense of $11.6 million and $0.3 million, respectively, during the three months ended March 31, 2018 and 2017.

Net Income (Loss) per Share

For the three months ended March 31, 2018 and 2017, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

—	the outstanding stock options described above;

—	the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued), and the outstanding CBG Financing Warrants, which may be exercised to purchase 2,961,774 shares of our common stock at an exercise price of $4.96 per share;

—	the warrants issued in conjunction with our acquisition of Hotelmobi, Inc., which may be exercised to purchase 1,000,000 shares of our common stock, half at an exercise price of $8.00 per share and half at an exercise price of $12.00 per share.

NOTE 15. SEGMENT INFORMATION

We currently report on two segments: our Travel & Entertainment segment, which provides our customers with access to a full range of travel and entertainment services in Las Vegas and surrounding areas, and our Technology & Data Intelligence segment, which provides services to our customers based upon the data collected and processed by our proprietary data intelligence software.

Our chief operating decision makers use Adjusted EBITDA as the primary measure of profitability for evaluating the operational performance of our reportable segments. Adjusted EBITDA represents operating income (loss) plus depreciation and amortization expense, share-based compensation expense, impairments and net other income, less other loss. For our Travel & Entertainment segment, Adjusted EBITDA includes an allocation of rent expense, which allocation we base on usage of space. We do not allocate certain other types of shared expense, such as legal and accounting, to our reportable segments; such costs are included in Corporate Entity and Other.

The following table presents certain financial information, including a disaggregation of revenue, regarding our business segments and other entities for the three months ended March 31, 2018 and 2017 (in thousands):

	Travel & Entertainment	Technology & Data Intelligence	Corporate Entity and Other	Consolidated
Three Months Ended March 31, 2018
Revenue	$14,898	$1,183	$643	$16,724

Adjusted EBITDA	$167	$(1,518)	$(5,552)	$(6,903)

Three Months Ended March 31, 2017
Revenue	$14,193	$131	$975	$15,299

Adjusted EBITDA	$604	$(480)	$(2,380)	$(2,256)

The following table reconciles Adjusted EBITDA to Loss before income taxes (in thousands):

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA	$(6,903)	$(2,256)
Less:
Depreciation and amortization	(2,718)	(2,861)
Impairments	—	—
Share-based compensation expense	(11,605)	(275)
Other income, net	(11)	(19)
Plus:
Other loss	31	31
Operating loss	$(21,206)	$(5,380)
Other income (expense)
Interest expense	(1,406)	(1,018)
Other income (loss), net	11	19
Change in fair value of warrant liability	8,610	6,569
Other loss	(31)	(31)
Total other income, net	$7,184	$5,539
Loss before income taxes	$(14,022)	$159

The following table presents total assets for our segments and the corporate and other entities (in thousands):

	March 31, 2018	December 31, 2017
Travel & Entertainment segment	$80,298	$75,820
Technology & Data Intelligence segment	4,778	5,105
Corporate entity and other business units	17,730	22,612
Consolidated	$102,806	$103,537

Capital expenditures for our Travel & Entertainment segment totaled $1.0 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively, while capital expenditures for our Technology & Data Intelligence segment totaled $0.4 million during each of the same periods, respectively.

NOTE 16. SUBSEQUENT EVENTS

On April 30, 2018, we entered into Amendment No. 4 and Waiver to Financing Agreement, dated as of the same date (the "Fourth Financing Amendment"), to amend the Financing Agreement. The Fourth Financing Amendment provided for, among other things, (i) a reduction in the interest rate on the remaining amount outstanding under the Financing Agreement to three-month LIBOR plus 8.5% per annum, (ii) an extension of the maturity date under the Financing Agreement to September 30, 2020, (iii) a modification of certain of our covenants under the Financing Agreement, including covenants regarding capital expenditures, minimum value of certain of our assets, consolidated EBITDA of Vegas.com and its subsidiaries, and revenue generated by KanKan (iv) an increase in the amount we are permitted to invest in our non-U.S. subsidiaries operating our KanKan business (v) a waiver by the Lenders of certain events of default under the Financing Agreement and (vi) prepayment by the Borrowers of $8.0 million principal amount outstanding and $3.5 million of exit fees under the Financing Agreement within 60 days following the date of the Fourth Financing Amendment. In consideration for the Lenders’ entry into the Fourth Financing Amendment, we also paid a closing fee of approximately $413 thousand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2018 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

OVERVIEW

We are primarily a technology-focused company. Our KanKan data intelligence platform serves as the basis for our development and deployment of artificial-intelligence-based solutions for businesses in many industries and geographies, with a current focus on Asia. We also own and operate Vegas.com, an online agency catering to the travel and entertainment desires of visitors to the Las Vegas area and those of Las Vegas locals.

During the three months ended March 31, 2018, consolidated revenue from sales of travel and entertainment products such as show tickets and hotel rooms represented approximately 93% and 83% of Travel & Entertainment segment revenue and consolidated revenue, respectively. Data Platform Services revenue from KanKan represented substantially all of the revenue from our Technology & Data Intelligence segment, and approximately 7% of consolidated revenue. Various advertising mechanisms also contributed approximately 7% to our consolidated revenue.

We plan to accelerate our development of products and services based upon our KanKan data intelligence platform during the next 12 to 18 months. We have significantly increased our headcount in our KanKan operations since the third quarter of 2017 to support such accelerated development, and we expect to add more personnel as our product development continues.

The trend of our sales from mobile online sources in the Travel & Entertainment segment continues to track with the overall industry trend of increasing use of mobile devices. As a result, we will continue our recent focus on expanding our presence on mobile devices and improving the user experience on our mobile online offerings. Improvements we have made over the last several quarters to the desktop experience of our customers has led to significant improvement in conversion rates related to entertainment bookings. Therefore, while we will continue to focus on our mobile platform, we will also continue to make improvements to the desktop experience.

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2018, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2017 Form 10-K.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Reportable Segment Results

Travel & Entertainment

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percentage
Revenue	$14,898	$14,193	$705	5%

Cost of revenue	2,765	2,565	200	8%
Sales and marketing	6,664	5,753	911	16%
Technology and development	626	625	1	—%
General and administrative	4,774	4,626	148	3%
Depreciation and amortization	2,127	2,040	87	4%
Other operating expense	43	39	4	10%

Revenue. We continue to experience increased conversion of traffic through our sales channels, which boosted show ticket sales. The increased show ticket sales, as well as improved commission rates we earn on sales of third-party show tickets, increased revenue during the three months ended March 31, 2018 by $2.0 million.

The increased revenue from show ticket sales was partially offset by a decrease of approximately $0.9 million from hotel transactions that primarily resulted from intense and direct competition from a large market participant that caused us to slow our spend on paid search marketing related to lodging at the same time we were increasing paid search marketing related to show tickets. Various immaterial declines in other revenue categories also contributed to offsetting of the increase resulting from show ticket sales.

Sales and marketing. The increase in our sales and marketing expense in the Travel & Entertainment segment was driven primarily by a $1.1 million increase in paid search marketing cost at Vegas.com. The increase resulted from the competitive nature of the paid search marketplace as well as from recent changes to the way that the largest search engine displays ads. The increases in conversion of traffic allowed Vegas.com to spend more in paid search to increase market share, which resulted in more transactions and increased revenue.

Technology & Data Intelligence

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percentage
Revenue	$1,183	$131	$1,052	803%

Cost of revenue	1,193	3	1,190	39,667%
Sales and marketing	37	3	34	1,133%
Technology and development	167	115	52	45%
General and administrative	1,020	483	537	111%
Depreciation and amortization	156	103	53	51%
Other operating expense	22	6	16	267%

Revenue and Cost of revenue. We did not begin our Data Platform Services business until the second half of 2017, resulting in the increases in revenue and in cost of revenue noted above for the three months ended March 31, 2018.

General and administrative. Our recent personnel increase (which consists almost exclusively of IT-related employees) to accelerate product development resulted in a $0.7 million increase in payroll and related cost. The increase in payroll and related cost was partially offset by a $0.3 million decrease in stock-based compensation expense related to the decline in our stock price, which is an input into the model that we use each balance sheet date to remeasure the liability associated with the China Cash Bonuses we award.

Consolidated Results

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percentage
Revenue	$16,724	$15,299	$1,425	9%

Cost of revenue	4,032	2,664	1,368	51%
Sales and marketing	6,895	5,875	1,020	17%
Technology and development	902	908	(6)	(1)%
General and administrative	23,317	8,326	14,991	180%
Depreciation and amortization	2,718	2,861	(143)	(5)%
Other operating expense	66	45	21	47%

Interest expense	(1,406)	(1,018)	(388)	38%
Other income (expense)	11	19	(8)	(42)%
Change in FV of warrant liability	8,610	6,569	2,041	31%
Other gain (loss)	(31)	(31)	—	—%
Benefit from (provision for) income taxes	(31)	(184)	153	(83)%

Consolidated results of operations were primarily impacted by the results of operations of our reportable segments, as described above.

General and administrative. The general and administrative expense incurred by our non-reportable-segment businesses was affected by the following:

—	In January 2018, we recognized a grant of an option to purchase 1.3 million shares of our common stock at an exercise price of $7.81 per share to one of our executives, resulting in $11.6 million of stock-based compensation expense. No similar award was granted during the first quarter of the prior year.

—	In March 2018, we abandoned certain leased property prior to the end of the lease contract. We were able to sublet the majority of the space to third parties, but the early abandonment led to our recognition of a liability that increased rent expense by $2.3 million during the three months ended March 31, 2018. No similar transactions occurred during the first quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the three months ended March 31, 2018, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $313.7 million as of March 31, 2018. Additionally, our operations have historically used more cash than they have provided. As of March 31, 2018, our cash and cash equivalents balance was $21.9 million, and we had a negative working capital balance of $29.4 million. Our revenue during the three months ended March 31, 2018 was $16.7 million.

We are a party to the Financing Agreement, pursuant to which the Lenders have extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $35.5 million.

The Financing Agreement and related documents also provide for certain fees payable to the Lenders, including a $3.5 million exit fee, and for the issuance of certain warrants to purchase shares of our common stock. The terms of the Financing Agreement, the amendments thereto, and related documents effective as of March 31, 2018 are described in Note 11. As of March 31, 2018, $35.5 million of aggregate principal remained outstanding under the Loan. Our available cash and other liquid assets are not sufficient to pay our obligations under the Financing Agreement in full.

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

On April 30, 2018, we entered into the Fourth Financing Amendment, which provides for, among other things, (i) a reduction in the interest rate on the remaining amount outstanding under the Financing Agreement to three-month LIBOR plus 8.5% per annum, (ii) an extension of the maturity date under the Financing Agreement to September 30, 2020, (iii) a modification of certain of our covenants under the Financing Agreement, including covenants regarding capital expenditures, minimum value of certain of our assets, consolidated EBITDA of Vegas.com and its subsidiaries, and revenue generated by KanKan, (iv) an increase in the amount we are permitted to invest in our non-U.S. subsidiaries operating our KanKan business, (v) a waiver by the Lenders of certain events of default under the Financing Agreement and (vi) a prepayment by the Borrowers of $8.0 million principal amount outstanding and $3.5 million of exit fees under the Financing Agreement within 60 days following the date of the Fourth Financing Amendment. In consideration for the Lenders’ entry into the Fourth Financing Amendment, we also paid a closing fee of approximately $413 thousand. We are actively assessing means of obtaining additional capital for the payment of the amounts required under the Fourth Financing Amendment, which may include, among other things, equity financing or divesting of certain assets or businesses.

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

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full.

Pursuant to the terms of the purchase agreement we entered into in connection with the VDC Acquisition, we are obligated to make an earnout payment based on the performance of Vegas.com in the years ended December 31, 2017 and 2018. The earnout payments are due in the second quarter of the immediately following year. The performance of Vegas.com during the year ended December 31, 2017 exceeded the threshold triggering the maximum earnout payment of $1.0 million for such year.

On November 9, 2016, we entered into the Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Aspire Capital up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Aspire Purchase Agreement. On September 18, 2017, we entered into a First Amendment to the Aspire Purchase Agreement, which provides that the parties may mutually agree to increase the number of shares of our common stock that may be purchased per business day pursuant to the terms of the Aspire Purchase Agreement to 2,000,000 shares. We did not issue shares of our common stock to Aspire Capital pursuant to the Aspire Purchase Agreement during the three months ended March 31, 2018. As of May 11, 2018, Aspire Capital has purchased a total of $12.8 million of shares of our common stock under the Aspire Purchase Agreement.

We cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term (including but not limited to payment of the amounts required under the Fourth Financing Amendment); therefore, we have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs. Additionally, we are actively assessing the sale of certain non-core assets, considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity financing, debt financing, or by divesting of certain assets or businesses.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on our historical track record and projections, we believe that we will be able to meet our ongoing requirements through March 31, 2019, (including repayment of our existing debt as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

—	monetize existing assets

—	work with our creditors to modify existing arrangements or refinance our debt

—	obtain additional capital through equity issuances, including but not limited to under the Aspire Purchase Agreement (which issuances may dilute existing stockholders)

However, projections are inherently uncertain and we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows - Operating Activities

We generated $0.9 million less cash from operating activities during the three months ended March 31, 2018 than we did during the three months ended March 31, 2017. The decrease in cash provided by operating activities is a result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

During the three months ended March 31, 2018, we spent $0.6 million more to purchase property and equipment than we did during the same period of 2017.

Cash Flows - Financing Activities

We received $0.3 million of cash as a result of stock option exercises during the three months ended March 31, 2018, in comparison to the $1.3 million we collected from issuance of shares of our common stock to private investors during the same period of 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 21, 2018, we initiated a legal proceeding against CBG, Adam Roseman, and CBG’s Joint Official Liquidators (the “CBG Litigation”) arising from our acquisition of assets of CBG in September 2016. The CBG Litigation was filed in the United States District Court for the District of Nevada and is captioned as Remark Holdings, Inc., et al. v. China Branding Group, Limited (In Official Liquidation), et al., Case No. 2:18-cv-00322. In the CBG Litigation, we are seeking a declaration from the court that we are entitled to rescission of the CBG Purchase Agreement and all transactions related to the CBG Acquisition, a declaration that the CBG Purchase Agreement and the transactions consummated pursuant thereto be rescinded and void ab initio, a declaration that we are not required to deliver CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00, an order directing release to us of any consideration held in escrow in connection with the CBG Acquisition, and disgorgement of all consideration paid by us in connection with the

CBG Acquisition. We are alleging that the defendants fraudulently mispresented and concealed material information regarding the companies we acquired in the CBG Acquisition. We are in the process of serving the summonses upon all of the defendants, certain of which have been served.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.1	2017 Incentive Plan.	8-K	01/24/2018	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	May 14, 2018	By:	/s/ Douglas Osrow
Douglas Osrow
Chief Financial Officer
(principal financial officer)