Form 10-Q
period 2018-06-30
REMARK HOLDINGS, INC.
filed 2018-08-14
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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

As of August 13, 2018, a total of 34,787,781 shares of our common stock were outstanding.

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

ii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$7,008	$22,632
Restricted cash	9,406	11,670
Trade accounts receivable, net	6,559	3,673
Prepaid expense and other current assets	7,330	5,518
Notes receivable, current	100	290

Total current assets	30,403	43,783
Restricted cash	2,250	—
Notes receivable	—	100
Property and equipment, net	12,740	13,387
Investment in unconsolidated affiliates	2,030	1,030
Intangibles, net	21,237	23,946
Goodwill	20,099	20,099
Other long-term assets	1,195	1,192
Total assets	$89,954	$103,537
Liabilities and Stockholders’ Equity
Accounts payable	$23,433	$17,857
Accrued expense and other current liabilities	14,688	18,795
Deferred merchant booking	8,989	9,027
Contract liability	4,623	3,691
Note payable	3,000	3,000
Current maturities of long-term debt, net of unamortized discount and debt issuance cost at December 31, 2017	11,500	38,085

Total current liabilities	66,233	90,455
Long-term debt, less current portion and net of unamortized discount and debt issuance cost	26,578	—
Warrant liability	10,597	89,169
Other liabilities	3,548	3,501
Total liabilities	106,956	183,125

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,145,199 and 28,406,026 shares issued and outstanding; each at June 30, 2018 and December 31, 2017, respectively	33	28
Additional paid-in-capital	293,164	220,117
Accumulated other comprehensive income	130	115
Accumulated deficit	(310,329)	(299,848)
Total stockholders' deficit	(17,002)	(79,588)
Total liabilities and stockholders’ deficit	$89,954	$103,537
See Notes to Unaudited Condensed Consolidated Financial Statements

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$20,713	$17,256	$37,437	$32,555
Cost and expense
Cost of revenue (excluding depreciation and amortization)	6,132	3,965	10,164	6,629
Sales and marketing	6,776	5,774	13,671	11,649
Technology and development	843	884	1,745	1,792
General and administrative	11,180	8,359	34,497	16,685
Depreciation and amortization	2,746	2,894	5,464	5,755
Other operating expense	81	57	147	102
Total cost and expense	27,758	21,933	65,688	42,612
Operating loss	(7,045)	(4,677)	(28,251)	(10,057)
Other income (expense)
Interest expense	(1,255)	(1,181)	(2,661)	(2,199)
Other income, net	44	1	55	20
Change in fair value of warrant liability	10,055	1,760	18,665	8,329
Other gain (loss)	554	(21)	523	(52)
Total other income, net	9,398	559	16,582	6,098
Income (loss) before income taxes	2,353	(4,118)	(11,669)	(3,959)
Benefit from (provision for) income taxes	1,026	(190)	995	(374)
Net income (loss)	$3,379	$(4,308)	$(10,674)	$(4,333)
Other comprehensive income (loss)
Foreign currency translation adjustments	(183)	(4)	15	(28)
Comprehensive income (loss)	$3,196	$(4,312)	$(10,659)	$(4,361)

Weighted-average shares outstanding, basic and diluted	32,933	22,637	32,666	22,553

Net income (loss) per share, basic and diluted	$0.10	$(0.19)	$(0.33)	$(0.19)

See Notes to Unaudited Condensed Consolidated Financial Statements

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017

Net cash used in operating activities	$(14,247)	$(2,034)
Cash flows from investing activities:
Proceeds from disposition of assets	625	—
Purchases of property, equipment and software	(2,294)	(1,785)
Acquisition of unconsolidated affiliate	(151)	—
Net cash used in investing activities	(1,820)	(1,785)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	951	1,315
Proceeds from debt issuance	—	3,000
Payment of loan fees and debt issuance cost	(522)	—
Payments of capital lease obligations	—	(179)
Net cash provided by financing activities	429	4,136
Net change in cash, cash equivalents and restricted cash	(15,638)	317
Cash, cash equivalents and restricted cash:
Beginning of period	34,302	18,548
End of period	$18,664	$18,865

Supplemental cash flow information:
Cash paid for interest	$2,105	$1,997

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon warrant exercise	$59,907	$—

Issuance of common stock upon conversion of debt instruments	$—	$121
Common stock subscription payable	$849	$—

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

Liquidity Considerations

During the six months ended June 30, 2018, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $310.3 million as of June 30, 2018. Additionally, our operations have historically used more cash than they have provided. As of June 30, 2018, our cash and cash equivalents balance was $7.0 million, and we had a negative working capital balance of $35.8 million. Our revenue during the six months ended June 30, 2018 was $37.4 million.

During the six months ended June 30, 2017, we issued a total of 382,308 shares of our common stock to private investors in exchange for approximately $1.3 million in cash. We did not make similar issuances of our common stock during the six months ended June 30, 2018, although we did receive cash from stock option exercises.

On November 9, 2016, we entered into a common stock purchase agreement (as amended, the “2016 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Aspire Capital up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the 2016 Aspire Purchase Agreement. On September 18, 2017, we entered into a First Amendment to the 2016 Aspire Purchase Agreement, which provides that the parties may mutually agree to increase the number of shares of our common stock that may be purchased per business day pursuant to the terms of the 2016 Aspire Purchase Agreement to 2,000,000 shares. As of June 30, 2018, Aspire Capital has purchased $12.8 million of shares of our common stock under the 2016 Aspire Purchase Agreement. On July 2, 2018, we entered into a new common stock purchase agreement with Aspire Capital, which we describe in more detail in Note 16.

We are a party to a financing agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $35.5 million (the “Loan”). The terms of the Financing Agreement, the amendments thereto, and related documents effective as of June 30, 2018 are described in Note 11.

We cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term; therefore, we are actively assessing the sale of certain non-core assets (such as our recently-sold personal-finance-related web domains), considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity financing, debt financing, or by divesting of certain assets or businesses. Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Additionally, pursuant to the Financing Agreement, we are subject to certain limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. We cannot be certain that we will be successful at raising additional capital.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on our historical track record and projections, we believe that we will be able to meet our ongoing requirements through June 30, 2019 (including repayment of our existing debt as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

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

Comparability

We reclassified an amount in the December 31, 2017 Consolidated Balance Sheet to conform to the current presentation as of June 30, 2018. Specifically, we reclassified liabilities associated with gift cards and similar items from contract liability to other current liabilities as we continue to clarify our disclosures related to the newly-adopted revenue standard.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2018, with the audited Consolidated Balance Sheet amounts as of December 31, 2017 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of June 30, 2018, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K (the “2017 Form 10-K”).

Consolidation

We include all of our subsidiaries, which include the VIEs for which we are the primary beneficiary, in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

To comply with China’s laws which restrict foreign ownership of entities that operate within industries deemed sensitive by the Chinese government, we employ what we believe is a commonly-used organizational structure consisting of a wholly-foreign owned enterprise (“WFOE”) and the VIEs to operate our KanKan business. We own 100% of the equity of the WFOE, while the VIEs are companies formed in China under local laws which are owned by members of our management team. We funded the registered capital and operating expenses of the VIEs by extending loans to the VIEs’ owners. We are the primary beneficiary of the VIEs because the relationships between the VIEs and our WFOE are governed by contractual agreements, including in each case an Exclusive Call Option Agreement, an Exclusive Business Cooperation Agreement, a Proxy Agreement and an Equity Pledge Agreement, which give us control over the operations of the VIEs.

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

Changes to Significant Accounting Policies - Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all subsequent amendments (collectively “ASC 606”) using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Accumulated deficit (the amount was not material). We have not retrospectively adjusted the information for the comparative period reported herein, which information we continue to report under the accounting standards in effect for that period. The amounts of revenue, accounts receivable and contract balances that we reported under ASC 606 as of and for the three and six months ended June 30, 2018, were not materially different than the amounts we would have reported under the accounting standards previously in effect.

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

Data Platform Services

Our KanKan business generates our data platform services revenue. Our financial product uses our proprietary data intelligence software to screen potential loan candidates and provide only high-quality loan candidates to affiliates of banks and other lending institutions in China. We earn a commission for our service and we recognize that commission at the point in time at which a loan is issued by the lending institutions to a loan candidate provided by us in an amount we determine by multiplying the commission rate specified in our contracts with the affiliates of the banks and other lending institutions by the amount of such loans issued to loan candidates we have provided.

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

We also generate revenue by creating and delivering integrated artificial-intelligence-based solutions for clients. Under this type of contract, we provide a single, continuous service to clients who control the assets as we create them. Accordingly, we recognize the revenue over the period of time during which we provide the service.

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

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category for the three and six months ended June 30, 2018 (in thousands):

Revenue category	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Transaction services	$15,802	$29,653
Data platform services	3,369	4,552
Advertising and other	1,542	3,232
Revenue	$20,713	$37,437

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. Other than changes resulting from routine business activity, the balance of our Contract liability did not change significantly during the six months ended June 30, 2018. We recognized revenue of $3.0 million during the six months ended June 30, 2018, which was included in the beginning balance of Contract liability at January 1, 2018.

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase our common stock that are subject to potential anti-dilution adjustments or that contain put options or call options. Our outstanding liability-classified warrants include the warrants we issued or that we are obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016 (the “CBG Acquisition Warrants”) and warrants we issued as a result of an amendment to the Financing Agreement related to the acquisition (the “CBG Financing Warrants”).

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	June 30, 2018	December 31, 2017
CBG Financing Warrants
Expected volatility	60.00%	60.00%
Risk-free interest rate	2.55%	1.96%
Expected remaining term (years)	2.24	2.73
CBG Acquisition Warrants
Expected volatility	60.00%	60.00%
Risk-free interest rate	2.74%	2.25%
Expected remaining term (years)	5.23	5.72

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At June 30, 2018, we estimated that two future equity financing events would potentially occur within the subsequent twelve months.

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

Change in volatility	Increase	Decrease
CBG Financing Warrants	$265	$325
CBG Acquisition Warrants	1,035	1,035

Change in stock price
CBG Financing Warrants	$265	$325
CBG Acquisition Warrants	635	575

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance at beginning of period	$89,169	$25,030
Warrant exercises	(59,907)	—
Increase (decrease) in fair value	(18,665)	64,139
Balance at end of period	$10,597	$89,169

At January 1, 2018, our outstanding liability-classified warrants included warrants we issued in connection with our acquisition of all of the outstanding equity interests in Vegas.com, LLC in September 2015 (the “VDC Acquisition”) and the financing related thereto (the “VDC Acquisition Warrants” and the “VDC Financing Warrants”, respectively). On January 8, 2018, holders of VDC Acquisition Warrants with respect to 2,416,996 shares of our common stock exercised such warrants. Because the VDC Acquisition Warrants provided that such warrants were exercisable on a cashless basis only, we issued a total of 750,102 shares of common stock in settlement of such warrants without receiving any proceeds from the exercise thereof.

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

The following table presents the change during the six months ended June 30, 2018 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$1,930
Change in fair value of contingent consideration (included in Other loss)	40
Balance at end of period	$1,970

On the Condensed Consolidated Balance Sheet, we included the liability for contingent consideration as a component of Accrued expense and other liabilities.

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

The following table provides a reconciliation of the amounts separately reported as Cash and cash equivalents and Restricted cash on our consolidated balance sheets with the single line item reported on our consolidated statements of cash flows as Cash, cash equivalents and restricted cash (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$7,008	$22,632
Restricted cash reported in current assets	9,406	11,670
Restricted cash reported in long-term assets	2,250	—
Total cash, cash equivalents and restricted cash	$18,664	$34,302

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of June 30, 2018, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

During June 2018, one of our consolidated VIEs acquired a 20% interest in Beijing All-in-one Cloud Net Technology, Co. Ltd. (“AIO”), a Chinese technology company which provides consulting and data services to the Chinese film industry, in exchange for $1.0 million, a portion of which was paid by June 30, 2018, and a license to use our proprietary KanKan data intelligence platform in China. Based on our evaluation of the facts and circumstances related to the transaction, we determined that we will account for such transaction using the equity method of accounting. We will recognize our equity in the net earnings or losses relating to AIO on a one-quarter reporting lag in our Consolidated Statements of Operations and Comprehensive Income (Loss).

 NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	June 30, 2018	December 31, 2017
Prepaid expense	$2,759	$2,036
Deposits	3,121	1,960
Inventory, net	648	234
Other current assets	802	1,288
Total	$7,330	$5,518

Table of Contents	11	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	June 30, 2018	December 31, 2017
Vehicles	5	$1,360	$447
Computers and equipment	2 - 12	1,931	1,635
Furniture and fixtures	2 - 9	218	220
Software	3 - 5	21,662	20,773
Software development in progress		1,800	1,935
Leasehold improvements	1 - 10	557	328
Total property, equipment and software		$27,528	$25,338
Less accumulated depreciation		(14,788)	(11,951)
Total property, equipment and software, net		$12,740	$13,387

For the six months ended June 30, 2018 and 2017, depreciation (and amortization of software) expense was $2.9 million and $2.7 million, respectively.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	June 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$2,000	$(1,320)	$680	$2,591	$(1,663)	$928
Customer relationships	23,186	(12,407)	10,779	23,486	(10,539)	12,947
Media content and broadcast rights	2,485	(1,185)	1,300	2,485	(936)	1,549
Acquired technology	578	(505)	73	578	(461)	117
Other intangible assets	68	(68)	—	68	(68)	—
	$28,317	$(15,485)	$12,832	$29,208	$(13,667)	$15,541
Indefinite-lived intangible assets
Trademarks and trade names	$8,276		$8,276	$8,276		$8,276
License to operate in China	129		129	129		129
Total intangible assets	$36,722		$21,237	$37,613		$23,946

Total amortization expense was $2.6 million and $3.1 million for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes the changes in goodwill during the six months ended June 30, 2018 and the year ended December 31, 2017 (in thousands):

	Six Months Ended June 30, 2018			Year Ended December 31, 2017
	Travel & Entertainment Segment	Corporate Entity and Other Business Units	Total	Travel & Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$18,514	$1,585	$20,099	$18,514	$8,249	$26,763
Business acquisitions	—	—	—	—	2,116	2,116
Impairment of goodwill	—	—	—	—	(8,796)	(8,796)
Other	—	—	—	—	16	16
Balance at end of period	$18,514	$1,585	$20,099	$18,514	$1,585	$20,099

NOTE 10. INCOME TAX

Our effective tax rate (“ETR”) from continuing operations was 8.5% for the six months ended June 30, 2018. The quarterly ETR has not significantly differed from our historical annual ETR. The ETR primarily results from recording a benefit associated with a partial valuation allowance release during 2018. The release was affected by the Tax Act, as described below, which changed the carryforward period of net operating losses for U.S. federal tax purposes from 20 years to an indefinite period.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad and complex changes to the U.S. tax code that will affect the 2018 tax year.

We have not completed our accounting for the Tax Act. As noted in our 2017 Form 10-K:

• We were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the impact on deferred tax assets and deferred tax liabilities from reduction of the U.S. federal corporate tax rate.

• We were not yet able to reasonably estimate the effects for global intangible low-taxed income (GILTI) and deemed repatriation taxes. Therefore, no provisional adjustments were recorded.

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

Long-Term Debt

The following table presents long-term debt (in thousands) as of :

	June 30, 2018	December 31, 2017
Loan due September 2020	$35,500	$35,500
Unamortized original issue discount	(898)	(836)
Unamortized debt issuance cost	(24)	(79)
Carrying value of Loan	34,578	34,585
Exit fee payable in relation to Loan	3,500	3,500
Total long-term debt	$38,078	$38,085
Less: current portion	(11,500)	(38,085)
Long-term debt, less current portion and net of debt issuance cost	$26,578	$—

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. We entered into Amendment No. 1 to Financing Agreement on September 20, 2016 which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. As of June 30, 2018, after amendments described below, the Loan bore interest at three-month LIBOR (with a floor of 1%) plus 8.5% per annum, payable monthly, and had a maturity date of September 30, 2020. As of June 30, 2018, the applicable interest rate on the Loan was approximately 11% per annum.

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

On April 30, 2018, we entered into Amendment No. 4 and Waiver to Financing Agreement (the “Fourth Financing Amendment”), which provided for, among other things, (i) a reduction in the interest rate on the remaining amount outstanding under the Financing Agreement to three-month LIBOR plus 8.5% per annum, (ii) an extension of the maturity date under the Financing Agreement to September 30, 2020, (iii) a modification of certain of our covenants under the Financing Agreement, including covenants regarding capital expenditures, minimum value of certain of our assets, consolidated EBITDA of Vegas.com and its subsidiaries, and revenue generated by KanKan, (iv) an increase in the amount we are permitted to invest in our non-U.S. subsidiaries operating our KanKan business (v) a waiver by the Lenders of certain events of default under the Financing Agreement and (vi) prepayment by the Borrowers of $8.0 million principal amount outstanding and $3.5 million of exit fees under the Financing Agreement within 60 days following the date of the Fourth Financing Amendment. In consideration for the Lenders’ entry into the Fourth Financing Amendment, we also paid a closing fee of approximately $413 thousand.

Effective as of June 29, 2018, we entered into Amendment No. 5 and Waiver to Financing Agreement (the “Fifth Financing Amendment”) pursuant to which the Lenders agreed, among other things, to extend the due date of the prepayments required by the Fourth Financing Amendment for up to three months, provided that we make extension payments on the first business day of each such month. The extension payments are $250,000 for each of the first two months and $500,000 for the third month, with the final extension period ending on September 28, 2018.

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

NOTE 12. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	June 30, 2018	December 31, 2017

Deferred rent	$1,718	$1,820
Early lease termination liability	1,343	—
Contingent consideration liability, net of current portion	—	940
Deferred tax liability, net	452	741
Other	35	—
Total	$3,548	$3,501

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

The following table presents the change in the liability balance related to the early lease termination (in thousands):

Six Months Ended June 30, 2018
Balance at beginning of period	$—
Establishment of early lease termination liability	2,295
Payment of rent and other costs	(558)
Receipt of amounts due under subleases	69
Other	3
Balance at end of period	$1,809

NOTE 13. COMMITMENTS AND CONTINGENCIES

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities, exclusive of the liability for the Earnout Payments related to the VDC Acquisition.

NOTE 14. STOCKHOLDERS' EQUITY AND NET LOSS PER SHARE

Equity Issuances

During the six months ended June 30, 2017, we issued a total of  382,308 shares of our common stock to private investors in exchange for approximately $1.3 million in cash. We did not make similar issuances of our common stock during the six months ended June 30, 2018.

Stock-Based Compensation

We are authorized to issue equity-based awards under our 2010 Equity Incentive Plan, our 2014 Incentive Plan, and our 2017 Incentive Plan, each of which our stockholders have approved. We also award cash bonuses (“China Cash Bonuses”) to our employees in China, which grants are not subject to a formal incentive plan and which can only be settled in cash. We grant such awards to attract, retain and motivate eligible officers, directors, employees and consultants. Under each of the plans, we have granted shares of restricted stock and options to purchase common stock to our officers and employees with exercise prices equal to or greater than the fair value of the underlying shares on the grant date.

Stock options and China Cash Bonuses generally expire 10 years from the grant date. All forms of equity awards vest upon the passage of time, the attainment of performance criteria, or both. When participants exercise stock options, we issue any shares of our common stock resulting from such exercise from new authorized and unallocated shares available at the time of exercise.

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of June 30, 2018, and changes during the six months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	9,397,056	$3.80
Granted	1,545,500	7.56
Exercised	(371,135)	2.61
Forfeited, cancelled or expired	(33,076)	4.33
Outstanding at June 30, 2018	10,538,345	$4.39	8.0	$4,747
Options exercisable at June 30, 2018	9,731,934	$4.47	7.9	$3,776

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

The following table summarizes activity under our equity incentive plans related to China Cash Bonuses as of June 30, 2018, and changes during the six months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	266,500	$3.84
Granted	1,352,375	6.03
Exercised	(7,875)	4.28
Forfeited, cancelled or expired	(37,000)	4.91
Outstanding at June 30, 2018	1,574,000	$5.70	9.6	$116
Options exercisable at June 30, 2018	157,250	$3.89	8.4	$57

During the six months ended June 30, 2018, we did not award restricted stock under our equity incentive plans.

We incurred share-based compensation expense of $0.4 million and $0.3 million, respectively, during the three months ended June 30, 2018 and 2017, and of $12.0 million and $0.6 million, respectively, during the six months ended June 30, 2018 and 2017.

Net Income (Loss) per Share

For the three and six months ended June 30, 2018 and 2017, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, except that for the second quarter of 2018 the denominator changed as a result of applying the treasury stock method to outstanding in-the-money stock options; however, the change in the denominator did not lead to a dilution of basic earnings per share.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share for the three and six months ended June 30, 2018 and 2017, except for the second quarter of 2018, include:

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

The following table presents certain financial information, including a disaggregation of revenue, regarding our business segments and other entities for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Travel & Entertainment	Technology & Data Intelligence	Corporate Entity and Other	Consolidated
Three Months Ended June 30, 2018
Revenue	$16,826	$3,369	$518	$20,713
Adjusted EBITDA	$2,002	$(1,974)	$(3,312)	$(3,284)

Three Months Ended June 30, 2017
Revenue	$15,288	$878	$1,090	$17,256
Adjusted EBITDA	$1,763	$(670)	$(2,575)	$(1,482)

Six Months Ended June 30, 2018
Revenue	$31,724	$4,552	$1,161	$37,437
Adjusted EBITDA	$2,169	$(3,492)	$(8,864)	$(10,187)

Six Months Ended June 30, 2017
Revenue	$29,481	$1,009	$2,065	$32,555
Adjusted EBITDA	$2,367	$(1,150)	$(4,955)	$(3,738)

The following table reconciles Adjusted EBITDA to Loss before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA	$(3,284)	$(1,482)	$(10,187)	$(3,738)
Depreciation and amortization	(2,746)	(2,894)	(5,464)	(5,755)
Share-based compensation expense	(417)	(321)	(12,022)	(596)
Other income	(44)	(1)	(55)	(20)
Other loss (gain)	(554)	21	(523)	52
Operating loss	$(7,045)	$(4,677)	$(28,251)	$(10,057)
Other income (expense)
Interest expense	(1,255)	(1,181)	(2,661)	(2,199)
Other income	44	1	55	20
Change in fair value of warrant liability	10,055	1,760	18,665	8,329
Other gain (loss)	554	(21)	523	(52)
Total other income, net	$9,398	$559	$16,582	$6,098
Income (loss) before income taxes	$2,353	$(4,118)	$(11,669)	$(3,959)

The following table presents total assets for our segments and the corporate and other entities (in thousands):

	June 30, 2018	December 31, 2017
Travel & Entertainment segment	$67,990	$75,820
Technology & Data Intelligence segment	6,372	5,105
Corporate entity and other business units	15,592	22,612
Consolidated	$89,954	$103,537

Capital expenditures for our Travel & Entertainment segment totaled $0.6 million and $0.5 million during the three months ended June 30, 2018 and 2017, respectively, while capital expenditures for our Technology & Data Intelligence segment totaled $0.1 million and $0.4 million during each of the same periods, respectively. Capital expenditures for our Travel & Entertainment segment totaled $1.6 million and $0.9 million during the six months ended June 30, 2018 and 2017, respectively, while capital expenditures for our Technology & Data Intelligence segment totaled $0.5 million and $0.8 million during each of the same periods, respectively.

NOTE 16. RELATED PARTY TRANSACTION

On June 11, 2018, we sold the IRS.com web domain to a company in which our former CFO has a significant ownership interest. The consideration consisted of a cash payment of approximately $0.6 million and assumed liabilities of approximately $0.1 million. We recognized a gain of approximately $0.6 million on the transaction which is reported in Other gain (loss) on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

NOTE 17. SUBSEQUENT EVENTS

Common Stock Purchase Agreement

On July 2, 2018, we entered into a common stock purchase agreement (the “2018 Aspire Purchase Agreement”) with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2018 Aspire Purchase Agreement. In consideration for entering into the 2018 Aspire Purchase Agreement, concurrently with the execution of the 2018 Aspire Purchase Agreement, we issued to Aspire Capital 213,574 shares of our common stock. The 2018 Aspire Purchase Agreement replaced the 2016 Aspire Purchase Agreement, which was terminated under the terms of the 2018 Aspire Purchase Agreement.

Concurrently with entering into the 2018 Aspire Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file with the Securities and Exchange Commission (the “SEC”) one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, the sale of the shares of our common stock that may be issued to Aspire Capital under the 2018 Aspire Purchase Agreement. We have filed with the SEC a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-225448) registering all of the shares of common stock that may be offered to Aspire Capital from time to time under the 2018 Aspire Purchase Agreement.

On July 2, 2018, we sold 1,428,571 shares of our common stock to Aspire Capital in exchange for $5.0 million.

Payment of Contingent Consideration

On July 23, 2018, we paid $0.5 million of the $1.0 million Earnout Payment that we were obligated to make based upon the performance of Vegas.com during the year ended December 31, 2017. We expect to pay the remaining $0.5 million during August 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2018 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

OVERVIEW

We are primarily a technology-focused company. Our KanKan data intelligence platform serves as the basis for our development and deployment of artificial-intelligence-based solutions for businesses in many industries and geographies, with a current focus on Asia-Pacific. We also own and operate Vegas.com, an online agency catering to the travel and entertainment needs of visitors to the Las Vegas area and those of Las Vegas locals.

We earn transaction services revenue from sales of travel and entertainment products such as show tickets and hotel rooms in our Travel & Entertainment segment, while our data platform services revenue arises from our Technology & Data Intelligence segment, which provides qualified loan candidates to lending institutions in China and which creates and delivers integrated artificial-intelligence-based solutions. Various advertising mechanisms and other activity also contribute to our consolidated revenue. The following table presents our revenue categories as a percentage of total consolidated revenue during the three and six months ended June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Transaction services	76%	84%	79%	84%
Data platform services	16%	5%	12%	3%
Advertising and other	8%	11%	9%	13%

In our Technology & Data Intelligence segment, our financial technology (“FinTech”) revenue was up in comparison to the same periods of the prior year, but was less than expected due to an extended shutdown of the lending market in China while the Chinese government conducted an industry-wide regulatory audit. We are continuing to monitor the lending industry for regulatory changes resulting from the audit to determine the overall impact on our FinTech business.

We also recognized revenue during the second quarter of 2018 from creating and delivering a data analytics product to one of our customers, and we are currently working on additional projects of a similar nature. We will continue to accelerate our development and deployment of products and services built upon our KanKan data intelligence platform, and we expect our operating expenses to increase in line with product development.

Our Travel & Entertainment segment experienced a record number of transactions during the first half of 2018, and is on pace for a record number of transactions during the 2018 year. Such activity, a large portion of which resulted from significant improvement in conversion rates related to entertainment bookings, gives us confidence that our strategy of gaining market share in the entertainment market by spending more on paid search is succeeding. As we have previously noted, we continue to focus on expanding our presence on mobile devices and improving the user experience on our mobile online offerings, and will also continue making changes to our desktop experience such as those that led to our improved conversion rates. Competition in the lodging market continues to be fierce, which led to a decline in revenue from hotel bookings. We have pulled back our marketing spend in relation to lodging until such time as we believe that such spending will provide incremental revenue.

Table of Contents	21	Financial Statement Index

CRITICAL ACCOUNTING POLICIES

During the three and six months ended June 30, 2018, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2017 Form 10-K.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.

Reportable Segment Results

Travel & Entertainment

(dollars in thousands)	Three Months Ended June 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$16,826	$15,288	$1,538	10%

Cost of revenue	2,852	2,683	169	6%
Sales and marketing	6,578	5,627	951	17%
Technology and development	627	626	1	—%
General and administrative	4,846	4,526	320	7%
Depreciation and amortization	2,200	2,085	115	6%
Other operating expense	58	63	(5)	(8)%

(dollars in thousands)	Six Months Ended June 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$31,724	$29,481	$2,243	8%

Cost of revenue	5,617	5,248	369	7%
Sales and marketing	13,242	11,380	1,862	16%
Technology and development	1,253	1,251	2	—%
General and administrative	9,620	9,152	468	5%
Depreciation and amortization	4,327	4,125	202	5%
Other operating expense	101	102	(1)	(1)%

Revenue. We continue to experience increased conversion of traffic through our sales channels, which boosted show ticket sales. The increased show ticket sales, as well as improved commission rates we earn on sales of third-party show tickets, increased revenue during the three and six months ended June 30, 2018 by $1.2 million and $3.5 million, respectively.

The increased revenue from show ticket sales during the six months ended June 30, 2018 was partially offset by a decrease of approximately $1.0 million from hotel transactions that primarily resulted from intense and direct competition from a large market participant that caused us to slow our spend on paid search marketing related to lodging at the same time we were increasing paid search marketing related to show tickets. Various immaterial declines in other revenue categories also contributed to offsetting of the increase resulting from show ticket sales.

Sales and marketing. The increase in our sales and marketing expense in the Travel & Entertainment segment during the three and six months ended June 30, 2018 was driven primarily by increases of $0.9 million and $2.1 million, respectively, in paid search marketing cost at Vegas.com. The increases resulted from the competitive nature of the paid search marketplace as well as from recent changes to the way that the largest search engine displays ads. The increases in conversion of traffic allowed Vegas.com to spend more in paid search to increase market share, which resulted in more transactions and increased revenue.

General and administrative. Of the increase in general and administrative expense in the Travel & Entertainment segment during the six months ended June 30, 2018, approximately $0.3 million resulted from recording share-based compensation expense in the segment during 2018, whereas all share-based compensation expense was recorded on the corporate entity during 2017 and prior years.

Technology & Data Intelligence

(dollars in thousands)	Three Months Ended June 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$3,369	$878	$2,491	284%

Cost of revenue	3,199	969	2,230	230%
Sales and marketing	11	11	—	—%
Technology and development	108	138	(30)	(22)%
General and administrative	2,094	434	1,660	382%
Depreciation and amortization	161	104	57	55%
Other operating expense	24	(6)	30	(500)%

(dollars in thousands)	Six Months Ended June 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$4,552	$1,009	$3,543	351%

Cost of revenue	4,392	972	3,420	352%
Sales and marketing	48	14	34	243%
Technology and development	275	253	22	9%
General and administrative	3,114	917	2,197	240%
Depreciation and amortization	317	207	110	53%
Other operating expense	46	—	46

Revenue and Cost of revenue. We recognized approximately $1.1 million of revenue toward the end of the second quarter of 2018 for deploying a data analytics product for one of our customers; our 2017 results did not reflect any such revenue. The remaining increase in revenue resulted from an increase in our FinTech services, which had just begun towards the end of the second quarter of 2017. Our cost of revenue increased directly as a result of the increase in our business.

General and administrative. Our recent personnel increase (which consists almost exclusively of IT-related employees) to accelerate product development resulted in increases during the three and six months ended June 30, 2018 of approximately $0.9 million and $1.6 million, respectively, in payroll and related cost. Individually immaterial increases in various other expenses, primarily rent expense and travel-related expense, contributed to the remaining increase in general and administrative expense as a result of our efforts to ramp up the business.

Consolidated Results

(dollars in thousands)	Three Months Ended June 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$20,713	$17,256	$3,457	20%

Cost of revenue	6,132	3,965	2,167	55%
Sales and marketing	6,776	5,774	1,002	17%
Technology and development	843	884	(41)	(5)%
General and administrative	11,180	8,359	2,821	34%
Depreciation and amortization	2,746	2,894	(148)	(5)%
Other operating expense	81	57	24	42%

Interest expense	(1,255)	(1,181)	(74)	6%
Other income (expense)	44	1	43	4,300%
Change in FV of warrant liability	10,055	1,760	8,295	471%
Other gain (loss)	554	(21)	575	(2,738)%
Provision for (benefit from) income taxes	1,026	(190)	1,216	(640)%

(dollars in thousands)	Six Months Ended June 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$37,437	$32,555	$4,882	15%

Cost of revenue	10,164	6,629	3,535	53%
Sales and marketing	13,671	11,649	2,022	17%
Technology and development	1,745	1,792	(47)	(3)%
General and administrative	34,497	16,685	17,812	107%
Depreciation and amortization	5,464	5,755	(291)	(5)%
Other operating expense	147	102	45	44%

Interest expense	(2,661)	(2,199)	(462)	21%
Other income (expense)	55	20	35	175%
Change in FV of warrant liability	18,665	8,329	10,336	124%
Other gain (loss)	523	(52)	575	(1,106)%
Provision for (benefit from) income taxes	995	(374)	1,369	(366)%

Consolidated results of operations were primarily impacted by the results of operations of our reportable segments, as described above.

Revenue. The revenue reported by our Fanstang business decreased during the three and six months ended June 30, 2018 by approximately $0.4 million and $0.7 million, respectively, primarily due to contracts that expired in the prior year and which have not been renewed.

General and administrative. The increase in general and administrative expense incurred by our non-reportable-segment businesses in the second quarter of 2018 from the corresponding 2017 period was affected by the following:

• Payroll and related cost increase of approximately $0.4 million.

• Our increased use of consultants for certain new strategic and administrative projects, primarily one to enhance the robustness of our global Sarbanes-Oxley compliance program, added approximately $0.5 million more than in the same period of the prior year.

The increase in general and administrative expense incurred by our non-reportable-segment businesses in the first six months of 2018 from the corresponding 2017 period was affected by the following:

• In January 2018, we recognized a grant of an option to purchase 1.3 million shares of our common stock at an exercise price of $7.81 per share to one of our executives, resulting in $11.6 million of stock-based compensation expense. We did not make a comparable award during the first half of the prior year.

• In March 2018, we abandoned certain leased property prior to the end of the lease contract. We were able to sublet the majority of the space to third parties, but the early abandonment led to our recognition of a liability that increased rent expense by $2.3 million during the six months ended June 30, 2018. No similar transactions occurred during the first half of the prior year.

• Payroll and related cost increase of approximately $0.3 million.

• Our increased use of consultants for certain new strategic and administrative projects, primarily one to enhance the rigor of our global Sarbanes-Oxley compliance program, added approximately $0.6 million more than in the same period of the prior year.

• Legal expense increased approximately $0.3 million, primarily as a result of litigation work related to the CBG Acquisition and contract review and translation services related to the increased number of contracts related to our business in China.

Depreciation and amortization. Our impairment at the end of 2017 of certain intangible assets related to the CBG Acquisition contributed to the decrease of approximately $0.5 million in amortization expense during the six months ended June 30, 2018.

Change in fair value of warrant liability. The fair value of our warrant liability maintains a direct relationship with the price of our common stock, such that the significant decrease in our common stock price between December 31, 2017 and June 30, 2018 resulted in a corresponding decrease in the fair value of our warrant liability. The decrease in our common stock price was much larger than the decrease in our common stock price between December 31, 2016 and June 30, 2017 and, as a result, the amount of decrease in the warrant liability was much larger than during the same period of 2017. The same relationship between our common stock price and the estimated fair value of the warrants was the primary cause of the decrease in the fair value of our warrant liability during the second quarter of 2018.

Other gain (loss). During June 2018, we disposed of the IRS.com domain, resulting in a $0.6 million gain on disposal.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the six months ended June 30, 2018, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $310.3 million as of June 30, 2018. Additionally, our operations have historically used more cash than they have provided. As of June 30, 2018, our cash and cash equivalents balance was $7.0 million, and we had a negative working capital balance of $35.8 million. Our revenue during the six months ended June 30, 2018 was $37.4 million.

We are a party to the Financing Agreement, pursuant to which the Lenders have extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $35.5 million. As of June 30, 2018, the Loan bore interest at three-month LIBOR (with a floor of 1%) plus 8.5% per annum, payable monthly, and had a maturity date of September 30, 2020. As of June 30, 2018, the applicable interest rate on the Loan was approximately 11% per annum. The material terms of the Financing Agreement, the amendments thereto, and related documents effective as of June 30, 2018 are described in Note 11. As of June 30, 2018, $35.5 million of aggregate principal remained outstanding under the Loan. Our available cash and other liquid assets are not sufficient to pay our obligations under the Financing Agreement in full.

Pursuant to the Fourth Financing Amendment dated as of April 30, 2018, the Borrowers agreed to make a prepayment of $8.0 million principal amount outstanding and $3.5 million of exit fees under the Financing Agreement within 60 days following the date of the Fourth Financing Amendment. Pursuant to the Fifth Financing Amendment dated as of June 29, 2018, the Lenders agreed, among other things, to extend the due date of the prepayments and fees required by the Fourth Financing Amendment for up to three months, provided that we make extension payments on the first business day of each such month. The extension payments are $250,000 for each of the first two months and $500,000 for the third month, with the final extension period ending on September 28, 2018.

We made the extension payments for July and August under the terms of the Fifth Financing Amendment, and are actively assessing means of obtaining additional capital for the payment of the amounts required under the Fourth Financing Amendment, which may include, among other things, equity financing or divesting of certain assets or businesses.

The Financing Agreement also contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets. If we fail to comply with any financial covenant under the Financing Agreement going forward, under certain circumstances after a cure period, the Lenders may demand the repayment of the Loan amount outstanding and unpaid interest thereon, which could have a material adverse effect on our financial condition.

On September 24, 2015, concurrently with the closing of the VDC Acquisition, Vegas.com entered into a Letter of Credit Facility Agreement with Bank of America, N.A., which currently expires on May 31, 2019, providing for a letter of credit facility with up to $9.3 million of availability. Amounts available under the letter of credit facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with the bank containing cash equal to 101.25% of the aggregate outstanding undrawn face amount of all letters of credit under the letter of credit facility outstanding.

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

Pursuant to the terms of the purchase agreement we entered into in connection with the VDC Acquisition, we are obligated to make the Earnout Payments based upon the performance of Vegas.com in the years ended December 31, 2017 and 2018. The Earnout Payments are due in the second quarter of the immediately following year. We have paid $0.5 million of the $1.0 million Earnout Payment that we were obligated to make based upon the performance of Vegas.com during the year ended December 31, 2017, and we expect to pay the remaining $0.5 million during August 2018.

On July 2, 2018, we entered into the 2018 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Aspire Capital up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2018 Aspire Purchase Agreement. As of August 13, 2018, Aspire Capital has purchased a total of $5.0 million of shares of our common stock under the 2018 Aspire Purchase Agreement.

We cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term (including but not limited to payment of the amounts required under the Fourth Financing Amendment and the Fifth Financing Amendment); therefore, we have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs. Additionally, we are actively assessing the sale of certain non-core assets (such as our recently-sold personal-finance-related web domains), considering sales of minority interests in certain of our operating businesses, and evaluating potential acquisitions that would provide additional revenue. However, we may need to obtain additional capital through equity financing, debt financing, or by divesting of certain assets or businesses.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on our historical track record and projections, we believe that we will be able to meet our ongoing requirements through June 30, 2019, (including repayment of our existing debt as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

• monetize existing assets

• work with our creditors to modify existing arrangements or refinance our debt

• obtain additional capital through equity issuances, including but not limited to under the 2018 Aspire Purchase Agreement (which issuances may dilute existing stockholders)

However, projections are inherently uncertain and we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows - Operating Activities

We used $12.2 million more cash from operating activities during the six months ended June 30, 2018 than we did during the six months ended June 30, 2017. The increase in cash used in operating activities is a result of increasing our operations in China (which included increasing payroll costs), paying security deposits related to our travel and entertainment business, increasing the use of consultants for certain new strategic and administrative projects (primarily one to enhance the rigor of our global Sarbanes-Oxley compliance program) and the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

During the six months ended June 30, 2018, we spent $0.5 million more to purchase property and equipment than we did during the same period of 2017. Additionally, we received approximately $0.6 million upon the disposition of the IRS.com domain name in June 2018.

Cash Flows - Financing Activities

We received $1.0 million of cash as a result of stock option exercises during the six months ended June 30, 2018, in comparison to the $1.3 million we collected from issuance of shares of our common stock to private investors during the same period of 2017. During the current year, we also paid loan fees of approximately $0.5 million related to our debt modifications. The corresponding prior-year period also included $3.0 million of proceeds from our issuance of a note payable.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Table of Contents	28

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 21, 2018, we initiated a legal proceeding against CBG, Adam Roseman, and CBG’s Joint Official Liquidators (the “CBG Litigation”) arising from the CBG Acquisition. The CBG Litigation was filed in the United States District Court for the District of Nevada and is captioned as Remark Holdings, Inc., et al. v. China Branding Group, Limited (In Official Liquidation), et al., Case No. 2:18-cv-00322. In the CBG Litigation, we are seeking a declaration from the court that we are entitled to rescission of the purchase agreement we entered into in connection with the CBG Acquisition (“CBG Purchase Agreement”) and all transactions related to the CBG Acquisition, a declaration that the CBG Purchase Agreement and the transactions consummated pursuant thereto be rescinded and void ab initio, a declaration that we are not required to deliver CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00, an order directing release to us of any consideration held in escrow in connection with the CBG Acquisition, and disgorgement of all consideration paid by us in connection with the CBG Acquisition. We are alleging that the defendants fraudulently mispresented and concealed material information regarding the companies we acquired in the CBG Acquisition. The defendants have all been served with the summons and complaint. Mr. Roseman moved to dismiss the complaint; we opposed that motion and it remains sub judice. The remaining defendants have yet to answer or otherwise respond to the complaint.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.1	2017 Incentive Plan.	8-K	01/24/18	10.1
10.2	Amendment No. 4 and Waiver to Financing Agreement, dated as of April 30, 2018, by and among Remark Holdings, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	05/02/18	10.1
10.3	Amendment No. 5 and Waiver to Financing Agreement, dated as of June 29, 2018, by and among Remark Holdings, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	07/03/18	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	August 14, 2018	By:	/s/ Alison Davidson
Alison Davidson
Interim Chief Financial Officer
(principal financial and accounting officer)