Form 10-Q
period 2018-09-30
REMARK HOLDINGS, INC.
filed 2018-11-14
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

Commission File Number 001-33720
Remark Holdings, Inc.

Delaware	33-1135689
State of Incorporation	IRS Employer Identification Number

3960 Howard Hughes Parkway, Suite 900 Las Vegas, NV 89169	702-701-9514
Address, including zip code, of principal executive offices	Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018, a total of 36,668,696 shares of our common stock were outstanding.

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

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$9,902	$22,632
Restricted cash	11,655	11,670
Trade accounts receivable, net	4,753	3,673
Prepaid expense and other current assets	8,710	5,518
Notes receivable, current	100	290
Total current assets	35,120	43,783
Notes receivable	—	100
Property and equipment, net	11,630	13,387
Investment in unconsolidated affiliates	2,030	1,030
Intangibles, net	19,950	23,946
Goodwill	20,099	20,099
Other long-term assets	1,620	1,192
Total assets	$90,449	$103,537
Liabilities and Stockholders’ Equity
Accounts payable	$23,956	$17,857
Accrued expense and other current liabilities	12,034	18,795
Deferred merchant booking	8,727	9,027
Contract liability	5,049	3,691
Note payable	3,000	3,000
Current maturities of long-term debt, net of unamortized discount and debt issuance cost	37,319	38,085
Total current liabilities	90,085	90,455
Warrant liability	7,072	89,169
Other liabilities	3,296	3,501
Total liabilities	100,453	183,125

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,468,696 and 28,406,026 shares issued and outstanding; each at September 30, 2018 and December 31, 2017, respectively	36	28
Additional paid-in-capital	304,006	220,117
Accumulated other comprehensive income	48	115
Accumulated deficit	(314,094)	(299,848)
Total stockholders’ deficit	(10,004)	(79,588)
Total liabilities and stockholders’ deficit	$90,449	$103,537
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$19,351	$19,449	$56,788	$52,004
Cost and expense
Cost of revenue (excluding depreciation and amortization)	4,393	5,641	14,557	12,270
Sales and marketing	7,213	6,326	20,884	17,975
Technology and development	842	865	2,587	2,657
General and administrative	10,444	9,971	44,941	26,656
Depreciation and amortization	2,756	2,482	8,220	8,237
Impairments	—	28	—	28
Other operating expense	117	66	264	168
Total cost and expense	25,765	25,379	91,453	67,991
Operating loss	(6,414)	(5,930)	(34,665)	(15,987)
Other income (expense)
Interest expense	(1,307)	(1,080)	(3,968)	(3,279)
Other income, net	1	—	56	20
Change in fair value of warrant liability	3,525	(5,978)	22,190	2,351
Other gain (loss)	(12)	(33)	511	(85)
Total other income (expense), net	2,207	(7,091)	18,789	(993)
Loss before income taxes	(4,207)	(13,021)	(15,876)	(16,980)
Benefit from (provision for) income taxes	442	(229)	1,437	(603)
Net loss	$(3,765)	$(13,250)	$(14,439)	$(17,583)
Other comprehensive income (loss)
Foreign currency translation adjustments	(82)	48	(67)	20
Comprehensive loss	$(3,847)	$(13,202)	$(14,506)	$(17,563)

Weighted-average shares outstanding, basic and diluted	35,463	22,811	33,608	22,744

Net loss per share, basic and diluted	$(0.11)	$(0.58)	$(0.43)	$(0.77)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$(18,691)	$616
Cash flows from investing activities:
Proceeds from disposition of assets	629	—
Purchases of property, equipment and software	(2,728)	(2,631)
Acquisition of unconsolidated affiliate	(480)	(29)
Net cash used in investing activities	(2,579)	(2,660)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	10,951	8,315
Proceeds from debt issuance	—	3,000
Payment of loan fees and debt issuance cost	(1,526)	—
Payment of contingent consideration in business acquisitions	(900)	—
Payments of capital lease obligations	—	(179)
Net cash provided by financing activities	8,525	11,136
Net change in cash, cash equivalents and restricted cash	(12,745)	9,092
Cash, cash equivalents and restricted cash:
Beginning of period	34,302	18,548
End of period	$21,557	$27,640

Supplemental cash flow information:
Cash paid for interest	$3,426	$3,031

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon warrant exercise	$59,907	$—
Issuance of common stock upon conversion of debt instruments	$—	$121
Common stock subscription payable	$520	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

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

Liquidity Considerations

During the nine months ended September 30, 2018, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $314.1 million as of September 30, 2018. Additionally, our operations have historically used more cash than they have provided. As of September 30, 2018, our cash and cash equivalents balance was $9.9 million, and we had a negative working capital balance of $55.0 million. Our revenue during the nine months ended September 30, 2018 was $56.8 million.

On July 2, 2018, we entered into a common stock purchase agreement (the “2018 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2018 Aspire Purchase Agreement. The 2018 Aspire Purchase Agreement, which we describe in more detail in Note 14, terminated and replaced the common stock purchase agreement we had entered into with Aspire Capital on November 9, 2016 (the “2016 Aspire Purchase Agreement”).

Concurrently with entering into the 2018 Aspire Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file with the Securities and Exchange Commission (the “SEC”) one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, the sale of the shares of our common stock that may be issued to Aspire Capital under the 2018 Aspire Purchase Agreement. We have filed with the SEC a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-225448) registering all of the shares of common stock that may be offered to Aspire Capital from time to time under the 2018 Aspire Purchase Agreement. As of September 30, 2018, Aspire Capital has purchased $10.0 million of shares of our common stock under the 2018 Aspire Purchase Agreement.

During the nine months ended September 30, 2017, we issued a total of 3,052,897 shares of our common stock to investors in exchange for approximately $8.3 million in cash, including a $5.0 million issuance to Aspire. We did not issue our common stock in private sales during the nine months ended September 30, 2018, although we did receive cash from the issuances to Aspire Capital and from stock option exercises.

We are a party to a financing agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $35.5 million (the “Loan”). The terms of the Financing Agreement, the amendments thereto, and related documents effective as of September 30, 2018 are described in Note 11, which also describes our ongoing event of default relating to our failure to make certain required payments under the Financing Agreement as well as certain other ongoing events of default.

We cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term (including but not limited to payment of the amounts required under the Financing Agreement); therefore, we are actively evaluating strategic alternatives including the potential sale of certain non-core assets, investment assets and operating businesses. However, we may need to obtain additional capital through equity financing or debt financing. Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Additionally, pursuant

Table of Contents	4	Financial Statement Index

to the Financing Agreement, we are subject to certain limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. We cannot be certain that we will be successful at raising additional capital.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months following this report (including the amounts required under the Financing Agreement, based on the current status of discussions with the Lenders regarding ongoing events of default) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

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

Comparability

We reclassified an amount in the December 31, 2017 Consolidated Balance Sheet to conform to the current presentation as of September 30, 2018. Specifically, we reclassified liabilities associated with gift cards and similar items from contract liability to other current liabilities as we continue to clarify our disclosures related to the newly-adopted revenue standard.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2018, with the audited Consolidated Balance Sheet amounts as of December 31, 2017 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of September 30, 2018, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K (the “2017 Form 10-K”).

Consolidation

We include all of our subsidiaries, which include the VIEs for which we are the primary beneficiary, in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

Table of Contents	5	Financial Statement Index

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

Changes to Significant Accounting Policies - Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all subsequent amendments (collectively “ASC 606”) using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Accumulated deficit (the amount was not material). We have not retrospectively adjusted the information for the comparative period reported herein, which information we continue to report under the accounting standards in effect for that period. The amounts of revenue, accounts receivable and contract balances that we reported under ASC 606 as of and for the three and nine months ended September 30, 2018, were not materially different than the amounts we would have reported under the accounting standards previously in effect.

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

Transaction Services

Our Travel & Entertainment segment generates our transaction services revenue, most of which results from the use of the merchant model under which we remain the merchant of record, but various service providers with whom we maintain relationships are ultimately responsible for delivering the underlying services for which our customers transact, such as lodging, air travel, entertainment, or tours. Our obligation to our customers is to arrange for these service providers to provide the underlying services, and we satisfy our obligation at the point in time that these service providers begin to provide the underlying service (e.g., upon the check-in date for lodging stays, upon the show/performance date for entertainment transactions, etc.). Though we are the merchant of record for transactions in which other entities provide the ultimate service, under current accounting guidance we are an agent in such transactions; therefore, we recognize revenue from transactions

Table of Contents	6	Financial Statement Index

under the merchant model on a net basis (i.e., the amount we bill to our customers less the amounts we pay to the service providers).

To a lesser extent, we provide tour services directly to our customers. Our obligation to provide such services is satisfied at the point in time that we finish providing the tour, and we recognize the resulting revenue on a gross basis when our obligation is satisfied.

Our customers pay at the time the original transaction occurs via our sales channels, primarily the Vegas.com website and mobile application. Because the original transaction date almost always precedes the date that our performance obligation is satisfied, we record a Contract liability for the amount of consideration received (net of amounts owed to suppliers). In general, we satisfy most of our performance obligations within approximately three to four months from the original transaction date, and substantially all performance obligations are satisfied within one year from the original transaction date.

Data Platform Services

Our KanKan business generates our data platform services revenue. One of the business’s product offerings involves utilizing our proprietary data intelligence software to provide high-quality loan candidates to our customers, which are companies that help to market the loan products of banks and other lending institutions in China to potential loan candidates. We earn a commission for this service, which is deemed earned and is recognized at the point in time at which the related loan is issued to the candidate by a lending institution supporting the loan product being promoted by our customer. The amount of commission we recognize is determined by multiplying the commission rate specified in the applicable contract by the amount of the loan issued to the candidate.

Under contracts with two of our customers, we are required to reimburse those customers for as much as 10% of the commissions paid under the contract if the total amount of the defaults across all of the loans issued and outstanding with respect to such contract exceeds an established threshold (the “Reimbursement Obligation”). Such contracts also require us to maintain a cash deposit with those customers to support the Reimbursement Obligation, and they permit the customer to deduct the required amount of any reimbursement from such deposit. We no longer provide new candidates to those customers under those particular contracts, and none of our remaining contracts related to providing loan candidates to customers include the Reimbursement Obligation or similar terms, so the maximum amount of our liability with respect to the Reimbursement Obligation as of September 30, 2018 and going forward is $0.5 million, Further, as of September 30, 2018, the amount we have on deposit with the customers under those contracts to support the Reimbursement Obligation exceeds such maximum liability with respect to the Reimbursement Obligation, and we have not reimbursed any customer any amount of commissions paid under these contracts, nor are we required to do so because the total amount of the defaults has not exceeded the established threshold.

We have determined that the Reimbursement Obligation does not fall within the scope of ASC 606 and that we should account for it as a guarantee for accounting purposes using other GAAP. We recorded an initial liability, reported in Accrued expense and other current liabilities in our consolidated balance sheet, equal to our maximum potential Reimbursement Obligation, an amount which approximated fair value. As we are released from an amount of the Reimbursement Obligation, we record the amount of reduction in the Reimbursement Obligation as data platform services revenue. We have not recorded material amounts of revenue resulting from being released from the Reimbursement Obligation.

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

Table of Contents	7	Financial Statement Index

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842), which changes GAAP primarily by requiring lessees to recognize, at lease commencement, a lease liability representing the present value of the lessee’s obligation to make lease payments, and a right-of-use asset representing the lessee’s right to use (or control the use of) a specified asset during the lease term, for leases classified as operating leases. For us, the amendments in ASU 2016-02 will become effective on January 1, 2019. We are designing appropriate internal controls and modifying key processes to allow for the implementation of ASU 2016-02, which we anticipate will have a material impact on our balance sheet, as we will be recording right-of-use assets and lease liabilities related to our operating leases, including our leases for office space. We do not anticipate that application of ASU 2016-02 will have a material impact on our statement of operations or cash flows.

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

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category for the three and nine months ended September 30, 2018 (in thousands):

Revenue category	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Transaction services	$16,619	$46,272
Data platform services	1,039	5,591
Advertising and other	1,693	4,925
Revenue	$19,351	$56,788

Table of Contents	8	Financial Statement Index

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. Other than changes resulting from routine business activity, the balance of our Contract liability did not change significantly during the nine months ended September 30, 2018. We recognized revenue of $3.1 million during the nine months ended September 30, 2018, which was included in the beginning balance of Contract liability at January 1, 2018.

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

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	September 30,	December 31,
	2018	2017
CBG Financing Warrants
Expected volatility	60.00%	60.00%
Risk-free interest rate	2.81%	1.96%
Expected remaining term (years)	1.98	2.73
CBG Acquisition Warrants
Expected volatility	60.00%	60.00%
Risk-free interest rate	2.94%	2.25%
Expected remaining term (years)	4.97	5.72

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At September 30, 2018, we estimated that one future equity financing event would potentially occur within the subsequent twelve months.

Table of Contents	9	Financial Statement Index

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

Change in volatility	Increase	Decrease
CBG Financing Warrants	$275	$275
CBG Acquisition Warrants	805	865

Change in stock price
CBG Financing Warrants	$245	$245
CBG Acquisition Warrants	345	405

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
Balance at beginning of period	$89,169	$25,030
Warrant exercises	(59,907)	—
Increase (decrease) in fair value	(22,190)	64,139
Balance at end of period	$7,072	$89,169

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

Table of Contents	10	Financial Statement Index

The following table presents the change during the nine months ended September 30, 2018 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$1,930
Payments	(1,000)
Change in fair value of contingent consideration (included in Other loss)	50
Balance at end of period	$980

On the Condensed Consolidated Balance Sheet, we included the liability for contingent consideration as a component of Accrued expense and other liabilities.

NOTE 5. RESTRICTED CASH

Regarding our restricted cash, $2.25 million relates to the Financing Agreement and secures our obligations under that agreement (see Note 17 for more information regarding this amount). The restriction on the cash related to the Financing Agreement will not be released until we have repaid all of our obligations under the Financing Agreement, unless we obtain the written authorization of the Lenders. The remaining amount of our restricted cash relates to the Letter of Credit Facility Agreement we have in place to satisfy the requirements of several of the vendors for whom we sell products (hotel rooms, air travel, show tickets, et cetera) through our online outlets. By contract, certain vendors require letters of credit as a means of securing our payment to them of amounts related to the sales we make on their behalf. We renew the letter of credit facility annually in May, and the restrictions on the cash related to the letters of credit will remain to the extent we continue to enter into contracts requiring the security of letters of credit.

The following table provides a reconciliation of the amounts separately reported as Cash and cash equivalents and Restricted cash on our consolidated balance sheets with the single line item reported on our consolidated statements of cash flows as Cash, cash equivalents and restricted cash (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$9,902	$22,632
Restricted cash reported in current assets	11,655	11,670
Total cash, cash equivalents and restricted cash	$21,557	$34,302

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of September 30, 2018, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

During June 2018, one of our consolidated VIEs acquired a 20% interest in Beijing All-in-one Cloud Net Technology, Co. Ltd. (“AIO”), a Chinese technology company which provides consulting and data services to the Chinese film industry, in exchange for $1.0 million, a portion of which was paid by September 30, 2018, and a license to use our proprietary KanKan data intelligence platform in China. Based on our evaluation of the facts and circumstances related to the transaction, we determined that we will account for such transaction using the equity method of accounting. We will recognize our equity in the net earnings or losses relating to AIO on a one-quarter reporting lag in our Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended September 30, 2018, the amount of our equity in AIO’s net earnings for their quarter ended June 30, 2018 was not material.

Table of Contents	11	Financial Statement Index

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	September 30, 2018	December 31, 2017
Prepaid expense	$2,918	$2,036
Deposits	3,487	1,960
Inventory, net	744	234
Other current assets	1,561	1,288
Total	$8,710	$5,518

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	September 30, 2018	December 31, 2017
Vehicles	5	$1,350	$447
Computers and equipment	2 - 12	1,978	1,635
Furniture and fixtures	2 - 9	221	220
Software	3 - 5	21,719	20,773
Software development in progress		2,010	1,935
Leasehold improvements	1 - 10	569	328
Total property, equipment and software		$27,847	$25,338
Less accumulated depreciation		(16,217)	(11,951)
Total property, equipment and software, net		$11,630	$13,387

For the nine months ended September 30, 2018 and 2017, depreciation (and amortization of software) expense was $4.4 million and $4.1 million, respectively.

Table of Contents	12	Financial Statement Index

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	September 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$2,000	$(1,358)	$642	$2,591	$(1,663)	$928
Customer relationships	23,186	(13,509)	9,677	23,486	(10,539)	12,947
Media content and broadcast rights	2,485	(1,309)	1,176	2,485	(936)	1,549
Acquired technology	578	(527)	51	578	(461)	117
Other intangible assets	68	(68)	—	68	(68)	—
	$28,317	$(16,771)	$11,546	$29,208	$(13,667)	$15,541
Indefinite-lived intangible assets
Trademarks and trade names	$8,276		$8,276	$8,276		$8,276
License to operate in China	128		128	129		129
Total intangible assets	$36,721		$19,950	$37,613		$23,946

Total amortization expense was $3.8 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes the changes in goodwill during the nine months ended September 30, 2018 and the year ended December 31, 2017 (in thousands):

	Nine Months Ended September 30, 2018			Year Ended December 31, 2017
	Travel & Entertainment Segment	Corporate Entity and Other Business Units	Total	Travel & Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$18,514	$1,585	$20,099	$18,514	$8,249	$26,763
Business acquisitions	—	—	—	—	2,116	2,116
Impairment of goodwill	—	—	—	—	(8,796)	(8,796)
Other	—	—	—	—	16	16
Balance at end of period	$18,514	$1,585	$20,099	$18,514	$1,585	$20,099

Table of Contents	13	Financial Statement Index

The amount in the table above related to business acquisitions in the year ended December 31, 2017 represents measurement-period adjustments related to the CBG Acquisition.

NOTE 10. INCOME TAX

Our effective tax rate (“ETR”) from continuing operations was 9.1% for the nine months ended September 30, 2018. The quarterly ETR has not significantly differed from our historical annual ETR. The ETR primarily results from recording a benefit associated with a partial valuation allowance release during 2018. The release was affected by the Tax Act, as described below, which changed the carryforward period of net operating losses for U.S. federal tax purposes from 20 years to an indefinite period.

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

Other Debt

The following table presents long-term debt (in thousands) as of:

	September 30, 2018	December 31, 2017
Loan due September 2020	$35,500	$35,500
Unamortized original issue discount	(1,660)	(836)
Unamortized debt issuance cost	(21)	(79)
Carrying value of Loan	33,819	34,585
Exit fee payable in relation to Loan	3,500	3,500
Total long-term debt	$37,319	$38,085
Less: current portion	(37,319)	(38,085)
Long-term debt, less current portion and net of debt issuance cost	$—	$—

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. We entered into Amendment No. 1 to Financing Agreement on September 20, 2016 which, among other

Table of Contents	14	Financial Statement Index

changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. As of September 30, 2018, after amendments and other events described below, the Loan bore interest at three-month LIBOR (with a floor of 1%) plus 11% per annum, payable monthly, and had a maturity date of September 30, 2020. As of September 30, 2018, the applicable interest rate on the Loan was approximately 13% per annum.

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

Effective as of June 29, 2018, we entered into Amendment No. 5 and Waiver to Financing Agreement (the “Fifth Financing Amendment”) pursuant to which the Lenders agreed, among other things, to extend the due date of the prepayments required by the Fourth Financing Amendment for up to three months, provided that we made extension payments on the first business day of each such month. The extension payments were $250,000 for each of the first two months and $500,000 for the third month, with the final extension period ending on September 28, 2018. We made the extension payments required by the Fifth Financing Amendment to extend the due date of the prepayments required by the Fourth Financing Amendment to September 28, 2018; however, we failed to prepay the $8.0 million principal amount and $3.5 million of exit fees due on such date. Such failure to make the required payments constitutes an event of default under the Financing Agreement and as a result, from September 28, 2018, the Loan bore interest at three-month LIBOR plus 11.0%, the default interest rate.

The Financing Agreement also contains certain affirmative and negative covenants (including, but not limited to, financial covenants with respect to quarterly EBITDA levels and the value of our assets). As of September 30, 2018, we were not in compliance with the covenant under the Financing Agreement requiring minimum revenue from our KanKan business during the trailing nine-month period ended September 30, 2018 of $12.6 million, as actual revenue from our KanKan business during such period was $5.6 million. Our non-compliance with such covenant constitutes an event of default under the Financing Agreement.

As a result of our events of default under the Financing Agreement, the Lenders may declare our obligations under the Financing Agreement, including all unpaid principal and interest, due and payable immediately and exercise such other rights available to them under the Financing Agreement, which could have a material adverse effect on our financial condition. We

Table of Contents	15	Financial Statement Index

have classified the debt as current in the accompanying balance sheet. See Note 17 for more information regarding subsequent events relating to the Financing Agreement.

NOTE 12. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	September 30, 2018	December 31, 2017
Deferred rent	$1,650	$1,820
Early lease termination liability	1,242	—
Contingent consideration liability, net of current portion	—	940
Deferred tax liability, net	369	741
Other	35	—
Total	$3,296	$3,501

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

The following table presents the change in the liability balance related to the early lease termination (in thousands):

Nine Months Ended September 30,
2018
Balance at beginning of period	$—
Establishment of early lease termination liability	2,295
Payment of rent and other costs	(798)
Receipt of amounts due under subleases	95
Other	16
Balance at end of period	$1,608

NOTE 13. COMMITMENTS AND CONTINGENCIES

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities, exclusive of the liability for the Earnout Payment related to the VDC Acquisition.

NOTE 14. STOCKHOLDERS' EQUITY AND NET LOSS PER SHARE

Equity Issuances

On July 2, 2018, we entered into the 2018 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2018 Aspire Purchase Agreement.

Table of Contents	16	Financial Statement Index

The 2018 Aspire Purchase Agreement replaced the 2016 Aspire Purchase Agreement, which was terminated under the terms of the 2018 Aspire Purchase Agreement.

Under the 2018 Aspire Purchase Agreement, on any trading day over the 30-month term of such agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 50,000 shares of our common stock per business day, up to an aggregate of $30.0 million under the 2018 Aspire Purchase Agreement, at a per share price (the “Purchase Price”) equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the 10 consecutive trading days ending on the trading day immediately preceding the purchase date.

The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $250,000, unless otherwise mutually agreed. The parties may mutually agree to increase the number of shares of our common stock that may be purchased per trading day pursuant to the terms of the 2018 Aspire Purchase Agreement to 3,000,000 shares.

In addition, on any trading day on which we submit a Purchase Notice to Aspire Capital to purchase at least 50,000 shares, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares we may determine, and a minimum purchase price threshold equal to the greater of (i) 80% of the closing price of our common stock on the business day immediately preceding the VWAP Purchase Date or (ii) a higher price that may be determined by us. The purchase price per share pursuant to such VWAP Purchase Notice will be equal to the lesser of (i) the closing sale price of our common stock on the VWAP Purchase Date, or (ii) 97% of the volume-weighted average price for our common stock traded on its principal market on the VWAP Purchase Date, subject to certain exceptions.

We may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

In addition, Aspire Capital will not be required to buy any shares of our common stock pursuant to a Purchase Notice that is received by Aspire Capital on any trading day on which the last closing trade price of our common stock is below $1.00. There are no trading volume requirements or restrictions under the 2018 Aspire Purchase Agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the 2018 Aspire Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the 2018 Aspire Purchase Agreement. The 2018 Aspire Purchase Agreement may be terminated by us at any time, at our discretion, without any cost to us. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates will engage in any direct or indirect short-selling or hedging our common stock during any time prior to the termination of the 2018 Aspire Purchase Agreement.

The 2018 Aspire Purchase Agreement provides that the total number of shares that may be issued pursuant to such agreement is limited to 6,629,039 shares (the “2018 Aspire Exchange Cap”), or 19.99% of our shares of common stock outstanding as of the date of the 2018 Aspire Purchase Agreement, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval is not obtained, such limitation will not apply after the 2018 Aspire Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2018 Aspire Purchase Agreement is equal to or greater than $3.91 per share. The 2018 Aspire Purchase Agreement also provides that at no time will Aspire Capital (together with its affiliates) beneficially own more than 19.99% of our outstanding shares of common stock.

As of September 30, 2018, we have issued to Aspire Capital a total of 3,308,812 shares of our common stock under the 2018 Aspire Purchase Agreement, including 3,095,238 shares purchased by Aspire Capital for an aggregate purchase price of $10.0 million, and 213,574 shares issued to Aspire Capital upon executing the 2018 Aspire Purchase Agreement. During the nine months ended September 30, 2018, we also issued 381,445 shares of our common stock as a result of stock option exercises, from which we obtained approximately $1.0 million as well as the shares of our common stock in settlement of the warrants as described in Note 4.

During the nine months ended September 30, 2017, we issued a total of 3,052,897 shares of our common stock to investors in exchange for approximately $8.3 million in cash, including a $5.0 million issuance to Aspire. We did not issue our common stock in private sales during the nine months ended September 30, 2018.

Table of Contents	17	Financial Statement Index

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

Stock options and China Cash Bonuses generally expire 10 years from the grant date. All forms of equity awards and China Cash Bonuses vest upon the passage of time, the attainment of performance criteria, or both. When participants exercise stock options, we issue any shares of our common stock resulting from such exercise from new authorized and unallocated shares available at the time of exercise.

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of September 30, 2018, and changes during the nine months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	9,397,056	$3.80
Granted	1,909,500	6.79
Exercised	(385,820)	2.60
Forfeited, cancelled or expired	(46,377)	6.09
Outstanding at September 30, 2018	10,874,359	$4.36	7.8	$2,885
Options exercisable at September 30, 2018	10,009,767	$4.44	7.7	$2,319

We granted an option to purchase 1.3 million shares of our common stock at an exercise price of $7.81 per share to Kai-Shing Tao, our Chief Executive Officer and Chairman of the Board, under the 2017 Incentive Plan, which our stockholders approved in January 2018. We recorded the entire $11.6 million of compensation expense associated with this award in January 2018 because Mr. Tao fully vested in the award at the time we received stockholder approval.

Table of Contents	18	Financial Statement Index

The following table summarizes activity under our equity incentive plans related to the China Cash Bonuses as of September 30, 2018, and changes during the nine months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	266,500	$3.84
Granted	1,367,375	6.02
Exercised	(7,875)	4.28
Forfeited, cancelled or expired	(233,375)	5.76
Outstanding at September 30, 2018	1,392,625	$5.67	9.3	$36
Bonuses exercisable at September 30, 2018	169,750	$4.04	8.2	$19

During the nine months ended September 30, 2018, we did not award restricted stock under our equity incentive plans.

We incurred share-based compensation expense of $0.9 million and $1.6 million, respectively, during the three months ended September 30, 2018 and 2017, and of $12.9 million and $2.2 million, respectively, during the nine months ended September 30, 2018 and 2017.

Net Income (Loss) per Share

For the three and nine months ended September 30, 2018 and 2017, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 include:

•	the outstanding stock options described above;

•
the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued), and the outstanding CBG Financing Warrants, which may be exercised to purchase 3,070,638 shares of our common stock at an exercise price of $4.78 per share;

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

Table of Contents	19	Financial Statement Index

& Entertainment segment, Adjusted EBITDA includes an allocation of rent expense, which allocation we base on usage of space. We do not allocate certain other types of shared expense, such as legal and accounting, to our reportable segments; such costs are included in Corporate Entity and Other.

The following table presents certain financial information regarding our business segments and other entities for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Travel & Entertainment	Technology & Data Intelligence	Corporate Entity and Other	Consolidated
Three Months Ended September 30, 2018
Revenue	$17,596	$1,039	$716	$19,351
Adjusted EBITDA	$2,324	$(1,674)	$(3,428)	$(2,778)

Three Months Ended September 30, 2017
Revenue	$16,284	$2,203	$962	$19,449
Adjusted EBITDA	$1,955	$(946)	$(2,833)	$(1,824)

Nine Months Ended September 30, 2018
Revenue	$49,320	$5,591	$1,877	$56,788
Adjusted EBITDA	$4,493	$(5,166)	$(12,292)	$(12,965)

Nine Months Ended September 30, 2017
Revenue	$45,765	$3,212	$3,027	$52,004
Adjusted EBITDA	$4,322	$(2,096)	$(7,788)	$(5,562)

Table of Contents	20	Financial Statement Index

The following table reconciles Adjusted EBITDA to Loss before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA	$(2,778)	$(1,824)	$(12,965)	$(5,562)
Depreciation and amortization	(2,756)	(2,482)	(8,220)	(8,237)
Impairments	—	(28)	—	(28)
Share-based compensation expense	(891)	(1,629)	(12,913)	(2,225)
Other loss	(1)	—	(56)	(20)
Other loss (gain)	12	33	(511)	85
Operating loss	$(6,414)	$(5,930)	$(34,665)	$(15,987)
Other income (expense)
Interest expense	(1,307)	(1,080)	(3,968)	(3,279)
Other income	1	—	56	20
Change in fair value of warrant liability	3,525	(5,978)	22,190	2,351
Other gain (loss)	(12)	(33)	511	(85)
Total other income, net	$2,207	$(7,091)	$18,789	$(993)
Income (loss) before income taxes	$(4,207)	$(13,021)	$(15,876)	$(16,980)

The following table presents total assets for our segments and the corporate and other entities (in thousands):

	September 30, 2018	December 31, 2017
Travel & Entertainment segment	$69,296	$75,820
Technology & Data Intelligence segment	3,824	5,105
Corporate entity and other business units	17,329	22,612
Consolidated	$90,449	$103,537

Capital expenditures for our Travel & Entertainment segment totaled $0.3 million and $0.7 million during the three months ended September 30, 2018 and 2017, respectively, while capital expenditures for our Technology & Data Intelligence segment totaled $0.1 million and $0.2 million during each of the same periods, respectively. Capital expenditures for our Travel & Entertainment segment totaled $2.0 million and $1.6 million during the nine months ended September 30, 2018 and 2017, respectively, while capital expenditures for our Technology & Data Intelligence segment totaled $0.6 million and $1.0 million during each of the same periods, respectively.

NOTE 16. RELATED PARTY TRANSACTION

On June 11, 2018, we sold the IRS.com web domain to a company in which our former CFO has a significant ownership interest. The consideration consisted of a cash payment of approximately $0.6 million and assumed liabilities of approximately $0.1 million. We recognized a gain of approximately $0.6 million on the transaction which is reported in Other gain (loss) on our Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Table of Contents	21	Financial Statement Index

NOTE 17. SUBSEQUENT EVENTS

Events Related to the Financing Agreement

On October 4, 2018, $2.25 million held in a cash collateral account to secure our obligations under the Financing Agreement (such amount reflected in Restricted cash in our consolidated balance sheet) was transferred to the Lenders and applied to the amount of exit fees due and payable under the Financing Agreement. The Financing Agreement requires us to maintain a balance in that account of at least $2.25 million and we have not replaced that amount transferred to Lenders, which constitutes an event of default under the Financing Agreement.

We are actively engaged in discussions with the Lenders regarding a resolution of the events of default under the Financing Agreement described herein. On October 16, 2018, in connection with those discussions, we agreed to increase the amount of the exit fees payable to the Lenders under the Financing Agreement by $1.0 million. Also in connection with those discussions, the Lenders have informed us that they are willing to forebear from taking any enforcement actions against us through December 31, 2018 if we continue to pursue certain strategic alternatives. We have engaged a financial advisor to assist us in assessing and pursuing those strategic alternatives, and we intend to continue pursuing those strategic alternatives and others, including the potential sale of certain non-core assets, investment assets and operating businesses, and to explore other alternatives for obtaining financing. We cannot provide any assurance that we will be successful in completing a strategic transaction or obtaining alternative financing, or that the Lenders will forebear from taking any enforcement actions against us.

Common Stock Issuance

On November 2, 2018, we sold 200,000 shares of our common stock to an accredited investor in a private placement for $0.5 million.

Table of Contents	22	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2018 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

OVERVIEW

We are primarily a technology-focused company, devoting a large and increasing portion of our resources towards growing our KanKan business, which we report as our Technology & Data Intelligence segment. The segment generates our data platform services revenue by developing and deploying artificial intelligence (“AI”) products and AI-based solutions for businesses in many industries and geographies, as well as by providing financial technology (“FinTech”) services. Though we currently focus our KanKan business on the Asia-Pacific region, we have initiated marketing activities in Europe and the United States and are launching several proof-of-concept projects.

We have been developing AI-based vision products, computing devices and software-as-a-service products that we are deploying in the retail, food-safety, construction-safety, and public-safety industries. We constantly improve our KanKan data and AI platform with advanced data, algorithms and training; our facial-recognition algorithms recently received top rankings in Labeled Faces in the Wild (hosted by the University of Massachusetts) and MegaFace (hosted by the University of Washington), two widely-recognized global facial-recognition testing platforms. Among the other work that we have ramped up during 2018, we continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures, which we believe keeps us among the leaders in technology development.

In our FinTech business, we are currently testing new products that comply with the strict regulations recently imposed by the Chinese government during an extended shutdown of the lending market in China while the Chinese government conducted an industry-wide regulatory audit. We believe the new products, which we plan to launch in the near future, will serve the high demand for consumer loans in China.

We also own and operate Vegas.com, an online agency catering to the travel and entertainment needs of visitors to the Las Vegas area and those of Las Vegas locals. Our Travel & Entertainment segment generates transaction services revenue from sales of travel and entertainment products, such as show tickets and hotel rooms.

Various advertising mechanisms and other activity, such as online merchandise sales, also contribute to our consolidated revenue.

The following table presents our revenue categories as a percentage of total consolidated revenue during the three and nine months ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Transaction services	86%	77%	82%	82%
Data platform services	5%	11%	10%	6%
Advertising and other	9%	12%	8%	12%

Our Travel & Entertainment segment experienced a record number of transactions during the first nine months of 2018, and is on pace for a record number of transactions during the 2018 year. Such activity, a large portion of which resulted from significant improvement in conversion rates related to entertainment bookings, gives us confidence that our strategy of gaining market share in the entertainment market by continuing to invest in technology and marketing is succeeding. As we have

Table of Contents	23	Financial Statement Index

previously noted, we continue to focus on expanding our presence on mobile devices and improving the user experience on our mobile online offerings, and will also continue making changes to our desktop experience such as those that led to our improved conversion rates.

We recognized revenue during the nine months ended September 30, 2018 from creating and deploying a data analytics product for one of our customers, from installing our retail product in the first two retail locations of one of our retail clients, and we are currently passing proof-of-concept tests and beginning deployment and implementation on additional AI projects. We will continue to accelerate our development and deployment of products and services built upon our KanKan data and AI platform, and we expect our operating expenses to increase in line with such activity.

Revenue from our FinTech services, which represents commissions we earn for providing high-quality loan candidates to our customers, was impacted by the industry-wide regulatory audit in China. After January 2018, due to the regulatory changes resulting from the audit, we ceased providing such services under our then-existing FinTech contracts that gave rise to Reimbursement Obligations (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information), and the new FinTech products we are currently testing do not give rise to Reimbursement Obligations.

CRITICAL ACCOUNTING POLICIES

During the three and nine months ended September 30, 2018, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2017 Form 10-K.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017.

Reportable Segment Results

Travel & Entertainment

(dollars in thousands)	Three Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$17,596	$16,284	$1,312	8%

Cost of revenue	3,162	2,896	266	9%
Sales and marketing	6,923	6,151	772	13%
Technology and development	625	626	(1)	—%
General and administrative	4,625	4,592	33	1%
Depreciation and amortization	2,236	2,155	81	4%
Other operating expense	69	65	4	6%

Table of Contents	24	Financial Statement Index

(dollars in thousands)	Nine Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$49,320	$45,765	$3,555	8%

Cost of revenue	8,779	8,144	635	8%
Sales and marketing	20,165	17,531	2,634	15%
Technology and development	1,878	1,877	1	—%
General and administrative	14,245	13,744	501	4%
Depreciation and amortization	6,563	6,280	283	5%
Other operating expense	170	167	3	2%

Revenue. We continue to experience increased conversion of traffic through our sales channels. The increased transactions, as well as improved commissions we earn on sales of third-party products, increased transaction services revenue during the three and nine months ended September 30, 2018 by $2.2 million and $5.7 million, respectively.

The increased revenue from transaction growth was partially offset by decreases of approximately $0.3 million and $1.3 million, respectively, from hotel transactions resulting from lower average purchase prices due to market conditions.

We do not currently sell advertising on mobile devices, so the movement of online traffic from desktop devices to mobile devices caused a decline in advertising revenue during the three and nine months ended September 30, 2018 of approximately $0.2 million and $0.4 million, respectively, which also partially offset the increased revenue from transaction growth. Various immaterial declines in other revenue categories also contributed to offsetting of the increase resulting from show ticket sales.

Sales and marketing. The increase in our sales and marketing expense in the Travel & Entertainment segment during the three and nine months ended September 30, 2018 was driven primarily by increases of $0.8 million and $2.8 million, respectively, in paid search marketing cost at Vegas.com. The increases resulted from the competitive nature of the paid search marketplace. The increases in conversion of traffic allowed Vegas.com to spend more in paid search to increase market share, which resulted in more transactions and increased revenue.

General and administrative. Of the increase in general and administrative expense in the Travel & Entertainment segment during the nine months ended September 30, 2018, approximately $0.4 million resulted from recording share-based compensation expense in the segment during 2018, whereas all share-based compensation expense was recorded on the corporate entity during 2017 and prior years.

Table of Contents	25

Technology & Data Intelligence

(dollars in thousands)	Three Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$1,039	$2,203	$(1,164)	(53)%

Cost of revenue	612	2,056	(1,444)	(70)%
Sales and marketing	40	8	32	400%
Technology and development	123	138	(15)	(11)%
General and administrative	1,974	946	1,028	109%
Depreciation and amortization	169	172	(3)	(2)%
Other operating expense	47	1	46	4,600%

(dollars in thousands)	Nine Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$5,591	$3,212	$2,379	74%

Cost of revenue	5,004	3,028	1,976	65%
Sales and marketing	88	22	66	300%
Technology and development	398	391	7	2%
General and administrative	5,088	1,863	3,225	173%
Depreciation and amortization	486	379	107	28%
Other operating expense	93	1	92	9,200%

Revenue and Cost of revenue. During the three months ended September 30, 2018, revenue decreased by approximately $1.8 million as a result of regulatory changes impacting our FinTech business, which decrease was partially offset by an approximately $0.6 million increase in revenue from AI products and solutions. The amount of revenue from AI products and solutions was less than we expected due to delayed deployment primarily caused by extended proof-of-concept testing and clients’ schedule changes. We expect to begin deploying the delayed projects in the coming weeks.

For the nine months ended September 30, 2018, we recognized approximately $1.8 million more revenue related to AI projects as a result of passing proof-of-concept tests on several projects and beginning the deployment and implementation phases. Such projects include an AI-based data analytics product we developed for one of our customers and an AI-based retail solution for two of the largest retail chain stores in Asia, as well as other deployments of our solutions. Additionally, during the nine months ended September 30, 2018, despite the regulatory changes impacting our FinTech business, we provided more high-quality loan candidates to customers than we did during the same period of the prior year primarily because we had just begun providing FinTech services towards the end of the second quarter of 2017, resulting in an increase of approximately $0.6 million in revenue. The changes in our cost of revenue were directly related to the changes in our revenue.

General and administrative. Our recent personnel increase (which approximately doubled headcount and consists almost exclusively of IT-related employees) to accelerate product development and support an increased number of our projects in the proof-of-concept phase resulted in increases during the three and nine months ended September 30, 2018 of approximately $0.5 million and $2.1 million, respectively, in payroll and related cost. The accelerated product development and increase in proof-of-concept testing for clients also caused expense for rent, travel and professional services to increase by an aggregate of $0.3 million and $0.7 million, respectively, during the same periods. Individually immaterial increases in various other expenses contributed to the remaining increase in general and administrative expense.

Table of Contents	26

Consolidated Results

(dollars in thousands)	Three Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$19,351	$19,449	$(98)	(1)%

Cost of revenue	4,393	5,641	(1,248)	(22)%
Sales and marketing	7,213	6,326	887	14%
Technology and development	842	865	(23)	(3)%
General and administrative	10,444	9,971	473	5%
Depreciation and amortization	2,756	2,482	274	11%
Other operating expense	117	66	51	77%

Interest expense	(1,307)	(1,080)	(227)	21%
Other income (expense)	1	—	1
Change in FV of warrant liability	3,525	(5,978)	9,503	(159)%
Other gain (loss)	(12)	(33)	21	(64)%
Provision for (benefit from) income taxes	442	(229)	671	(293)%

(dollars in thousands)	Nine Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$56,788	$52,004	$4,784	9%

Cost of revenue	14,557	12,270	2,287	19%
Sales and marketing	20,884	17,975	2,909	16%
Technology and development	2,587	2,657	(70)	(3)%
General and administrative	44,941	26,656	18,285	69%
Depreciation and amortization	8,220	8,237	(17)	—%
Other operating expense	264	168	96	57%

Interest expense	(3,968)	(3,279)	(689)	21%
Other income (expense)	56	20	36	180%
Change in FV of warrant liability	22,190	2,351	19,839	844%
Other gain (loss)	511	(85)	596	(701)%
Provision for (benefit from) income taxes	1,437	(603)	2,040	(338)%

Consolidated results of operations were primarily impacted by the results of operations of our reportable segments, as described above.

Table of Contents	27

Revenue. The revenue reported by our Remark Entertainment business (formerly referred to as our Fanstang business) decreased during the nine months ended September 30, 2018 by approximately $0.9 million primarily due to contracts for live broadcast events and sponsorships that expired in the prior year and have not been renewed.

General and administrative. The decrease in general and administrative expense incurred by our non-reportable-segment businesses in the third quarter of 2018 from the corresponding 2017 period was affected by the following:

•	A decrease of approximately $0.9 million in share-based compensation expense resulted because the prior-year period included significantly more stock options with early vesting.

•
Our increased use of consultants for certain new strategic and administrative projects, primarily one to enhance the robustness of our global Sarbanes-Oxley compliance program, added approximately $0.4 million more than in the same period of the prior year.

The increase in general and administrative expense incurred by our non-reportable-segment businesses in the first nine months of 2018 from the corresponding 2017 period was affected by the following:

•
In January 2018, we immediately recognized $11.6 million of stock-based compensation expense related to a grant of an option to purchase 1.3 million shares of our common stock at an exercise price of $7.81 per share to our Chief Executive Officer. The effect of that single award was partially offset by differences in the amount and timing of stock option grants to other employees, resulting in a net increase of $10.3 million in stock-based compensation expense.

•
An increase in rent expense of approximately $1.9 million which resulted from our recording of a liability associated with the early abandonment of a lease for office space in March 2018. No similar transactions occurred during the same period of the prior year.

•
Our increased use of consultants for certain new strategic and administrative projects, primarily one to enhance the rigor of our global Sarbanes-Oxley compliance program, added approximately $1.2 million more than in the same period of the prior year.

•
Legal expense increased approximately $0.4 million, primarily as a result of litigation work related to the CBG Acquisition and contract review and translation services related to the increased number of contracts related to our business in China.

•	Individually immaterial increases in other expense categories that contributed to the remaining increase.

Interest expense. The increase in interest expense was the result of amortization of discount on our debt. We accounted for the amendments to the Financing Agreement executed since October 2017 as debt modifications, adding $2.5 million to the amount of discount on our debt in the form of additional fees.

Change in fair value of warrant liability. The fair value of our warrant liability maintains a direct relationship with the price of our common stock, such that the significant decrease in our common stock price between December 31, 2017 and September 30, 2018 resulted in a corresponding decrease in the fair value of our warrant liability. The decrease in our common stock price was much larger than the decrease in our common stock price between December 31, 2016 and September 30, 2017 and, as a result, the amount of decrease in the warrant liability was much larger than during the same period of 2017. The same relationship between our common stock price and the estimated fair value of the warrants was the primary cause of the decrease in the fair value of our warrant liability during the third quarter of 2018, compared to an increase in the fair value of our warrant liability during the third quarter of 2017.

Other gain (loss). During June 2018, we disposed of the IRS.com domain, resulting in a $0.6 million gain on disposal.

Table of Contents	28

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2018, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $314.1 million as of September 30, 2018. Additionally, our operations have historically used more cash than they have provided. As of September 30, 2018, our cash and cash equivalents balance was $9.9 million, and we had a negative working capital balance of $55.0 million. Our revenue during the nine months ended September 30, 2018 was $56.8 million.

We are a party to the Financing Agreement, pursuant to which the Lenders have extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $35.5 million. As of September 30, 2018, the Loan bore interest at three-month LIBOR (with a floor of 1%) plus 11% per annum, payable monthly, and had a maturity date of September 30, 2020. As of September 30, 2018, the applicable interest rate on the Loan was approximately 13% per annum. The material terms of the Financing Agreement, the amendments thereto, and related documents effective as of September 30, 2018 are described in Note 11. As of September 30, 2018, $35.5 million of aggregate principal remained outstanding under the Loan. Our available cash and other liquid assets are not sufficient to pay our obligations under the Financing Agreement in full.

Pursuant to the Fourth Financing Amendment dated as of April 30, 2018, the Borrowers agreed to make a prepayment of $8.0 million principal amount outstanding and $3.5 million of exit fees under the Financing Agreement within 60 days following the date of the Fourth Financing Amendment. Pursuant to the Fifth Financing Amendment dated as of June 29, 2018, the Lenders agreed, among other things, to extend the due date of the prepayments and fees required by the Fourth Financing Amendment for up to three months, provided that we made extension payments on the first business day of each such month. The extension payments were $250,000 for each of the first two months and $500,000 for the third month, with the final extension period ending on September 28, 2018. We made the extension payments required by the Fifth Financing Amendment to extend the payment date to September 28, 2018; however, we did not make the payments required on such date, which constitutes an event of default under the Financing Agreement. As a result of the default, from September 28, 2018, the Loan bore interest at three-month LIBOR plus 11.0%, the default interest rate.

The Financing Agreement also contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets. As of September 30, 2018, we were not in compliance with the covenant under the Financing Agreement requiring minimum revenue from our KanKan business during the trailing nine-month period ended September 30, 2018 of $12.6 million, as actual revenue from our KanKan business during such period was $5.6 million. Our non-compliance with such covenant constitutes an event of default under the Financing Agreement.

On October 4, 2018, $2.25 million held in a cash collateral account to secure our obligations under the Financing Agreement (such amount reflected in Restricted cash in our consolidated balance sheet) was transferred to the Lenders and applied to the amount of exit fees due and payable under the Financing Agreement. The Financing Agreement requires us to maintain a balance in that account of at least $2.25 million and we have not replaced that amount transferred to Lenders, which constitutes an event of default under the Financing Agreement.

On October 16, 2018, in connection with our discussions with Lenders regarding a resolution of the events of default under the Financing Agreement described herein, we agreed to increase the amount of the exit fees payable to the Lenders under the Financing Agreement by $1.0 million.

As a result of our events of default under the Financing Agreement, the Lenders may declare our obligations under the Financing Agreement, including all unpaid principal and interest, due and payable immediately and exercise such other rights available to them under the Financing Agreement. We are actively engaged in discussions with the Lenders regarding a resolution of the events of default under the Financing Agreement. In connection with those discussions, the Lenders have informed us that they are willing to forebear from taking any enforcement actions against us for a specified period if we continue to pursue certain strategic alternatives. We have engaged a financial advisor to assist us in assessing and pursuing those strategic alternatives, and we intend to continue pursuing those strategic alternatives and others, including the potential sale of certain non-core assets, investment assets and operating businesses, and to explore other alternatives for obtaining financing. We cannot provide any assurance that we will be successful in completing a strategic transaction or obtaining alternative financing, or that the Lenders will forebear from taking any enforcement actions against us.

Table of Contents	29

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

Pursuant to the terms of the purchase agreement we entered into in connection with the VDC Acquisition, we are obligated to make an Earnout Payment based upon the performance of Vegas.com in the year ended December 31, 2018. We expect that the performance of Vegas.com during the year ended December 31, 2018 will trigger the maximum Earnout Payment of $1.0 million, which will be due in the second quarter of 2019.

On November 9, 2016, we entered into the 2016 Aspire Purchase Agreement with Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we had the right to direct Aspire Capital to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the 2016 Aspire Purchase Agreement. Purchases under the 2016 Aspire Purchase Agreement were made at prices calculated in accordance with the terms of the 2016 Aspire Purchase Agreement at the time of our submission to Aspire Capital of a purchase notice specifying such number of shares to be purchased, subject to maximum dollar and share amounts for sales on any one date unless the parties mutually agreed otherwise. Additionally, the total number of shares issuable pursuant to the 2016 Aspire Purchase Agreement was limited to 4,273,411 shares (the “2016 Aspire Exchange Cap”), or 19.99% of our shares of common stock outstanding as of the date of the 2016 Aspire Purchase Agreement, unless stockholder approval was obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval was not obtained, such limitation would not apply after the 2016 Aspire Exchange Cap was reached if at all times thereafter the average purchase price paid for all shares issued under the 2016 Aspire Purchase Agreement was equal to or greater than $3.96 per share. As of the termination of the 2016 Aspire Purchase Agreement effective July 2, 2018, we had issued the maximum number of shares issuable within the 2016 Aspire Exchange Cap, including 4,121,896 shares purchased by Aspire Capital for an aggregate purchase price of $12.8 million and 151,515 shares issued to Aspire Capital upon executing the 2016 Aspire Purchase Agreement. As of July 2, 2018, we had not obtained stockholder approval and we were able to make subsequent issuances under the 2016 Aspire Purchase Agreement only if and to the extent that following such issuance the average purchase price paid was equal to or greater than $3.96 per share.

On July 2, 2018, we entered into the 2018 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2018 Aspire Purchase Agreement. Purchases under the 2018 Aspire Purchase Agreement, which is described in more detail in Note 14, are made at prices calculated in accordance with the terms of the 2018 Aspire Purchase Agreement at the time of our submission to Aspire Capital of a purchase notice specifying such number of shares to be purchased, subject to maximum dollar and share amounts for sales on any one date unless the parties mutually agree otherwise. Additionally, the total number of shares that may be issued pursuant to the 2018 Aspire Purchase Agreement is limited to the 2018 Aspire Exchange Cap, which represents 19.99% of our shares of common stock outstanding as of the date of the 2018 Aspire Purchase Agreement, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval is not obtained, such limitation will not apply after the 2018 Aspire Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2018 Aspire Purchase Agreement is equal to or greater than $3.91 per share. As of September 30, 2018, we have issued to Aspire Capital a total of 3,308,812 shares of our common stock under the 2018 Aspire Purchase Agreement, including 3,095,238 shares purchased by Aspire Capital for an aggregate purchase price of $10.0 million, and 213,574 shares issued to Aspire Capital upon executing the 2018 Aspire Purchase Agreement. As of September 30, 2018, we had not obtained stockholder approval and we were able to issue to Aspire Capital up to a maximum of 3,320,227 additional shares under the 2018 Aspire Purchase Agreement, unless and to the extent that following such issuance the average purchase price paid was equal to or greater than $3.91 per share.

We cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term (including but not limited to payment of the amounts required under the Financing Agreement); therefore, we are

Table of Contents	30

actively evaluating strategic alternatives including the potential sale of certain non-core assets, investment assets and operating businesses. However, we may need to obtain additional capital through equity financing or debt financing.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months following this report, (including repayment of our existing debt as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

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

Cash Flows - Operating Activities

During the nine months ended September 30, 2018, we used $19.3 million more cash in operating activities than we did during the nine months ended September 30, 2017. The increase in cash used in operating activities is a result of an increase in operating losses, including the increase in our operations in China (which included increasing payroll costs); paying security deposits related to our travel and entertainment business; increasing the use of consultants for certain new strategic and administrative projects (primarily one to enhance the rigor of our global Sarbanes-Oxley compliance program) and the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

During the nine months ended September 30, 2018, we received approximately $0.6 million upon the disposition of the IRS.com domain name in June 2018. The proceeds from such asset disposition were almost entirely offset by our payment of $0.5 million towards our investment in AIO (see Note 6 for more details).

Cash Flows - Financing Activities

During the nine months ended September 30, 2018, our financing activities provided $2.6 million more from the issuance of shares of our common stock, including from stock option exercises, than during the same period of 2017. The additional amount from common stock issuances, however, was offset by our payment in the current year of approximately $1.5 million in loan fees related to our debt modifications, $0.9 million of our payment of the Earnout Payment due in 2018 and the fact that the prior year period included $3.0 million of proceeds from our issuance of a note payable.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Table of Contents	31

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 21, 2018, we initiated a legal proceeding against CBG, Adam Roseman, and CBG’s Joint Official Liquidators (the “CBG Litigation”) arising from the CBG Acquisition. The CBG Litigation was filed in the United States District Court for the District of Nevada and is captioned as Remark Holdings, Inc., et al. v. China Branding Group, Limited (In Official Liquidation), et al., Case No. 2:18-cv-00322. In the CBG Litigation, we are seeking a declaration from the court that we are entitled to rescission of the CBG Purchase Agreement and all transactions related to the CBG Acquisition, a declaration that the CBG Purchase Agreement and the transactions consummated pursuant thereto be rescinded and void ab initio, a declaration that we are not required to deliver the remaining CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00, an order directing release to us of any consideration held in escrow in connection with the CBG Acquisition, and disgorgement of all consideration paid by us in connection with the CBG Acquisition. We are alleging that the defendants fraudulently mispresented and concealed material information regarding the companies we acquired in the CBG Acquisition. The defendants filed motions to dismiss, which are sub judice.

Table of Contents	32

ITEM 1A.	RISK FACTORS

The following risk factor supplements those included in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018.

We are not in compliance with payment and certain other obligations under the Financing Agreement, constituting events of default as a result of which our obligations under the Financing Agreement, including all unpaid principal and interest, may be declared immediately due and payable.

We did not make a required prepayment of $8.0 million principal amount and $3.5 million of exit fees that was due on September 28, 2018 under the Financing Agreement. Also, as of September 30, 2018, we were not in compliance with the covenant under the Financing Agreement requiring minimum revenue from our KanKan business during the trailing nine-month period ended September 30, 2018, and subsequently were not in compliance with a covenant requiring us to maintain a balance of at least $2.25 million in a cash collateral account to secure our obligations under the Financing Agreement. These constitute events of default under the Financing Agreement for which we have not received a waiver as of the date of this report. As a result of our events of default, the Lenders may declare our obligations under the Financing Agreement, including all unpaid principal and interest, due and payable immediately and exercise such other rights available to them under the Financing Agreement. As of September 30, 2018, $35.5 million of aggregate principal remained outstanding under the Loan. Our available cash and other liquid assets are not sufficient to pay such obligations in full.

We are actively engaged in discussions with the Lenders regarding a resolution of such events of default. In connection with those discussions, the Lenders have informed us that they are willing to forebear from taking any enforcement actions against us for a specified period if we continue to pursue certain strategic alternatives. We have engaged a financial advisor to assist us in assessing and pursuing those strategic alternatives, and we intend to continue pursuing those strategic alternatives and others, including the potential sale of certain non-core assets, investment assets and operating businesses, and to explore other alternatives for obtaining financing. However, we cannot provide any assurance that we will be successful in completing a strategic transaction or obtaining alternative financing, or that the Lenders will forebear from taking any enforcement actions against us. The Lenders’ exercise of rights available to them under the Financing Agreement, including but not limited to their right to declare our obligations under the Financing Agreement, including all unpaid principal and interest, due and payable immediately, could have a material adverse effect on our financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We did not make a required prepayment of $8.0 million principal amount and $3.5 million of exit fees that was due on September 28, 2018 under the Financing Agreement, and as of the date of this report, we have not paid any portion of that $8.0 million principal amount due. On October 4, 2018, $2.25 million held in a cash collateral account to secure our obligations under the Financing Agreement was transferred to Lenders and applied to the amount of exit fees due and payable under the Financing Agreement, such that $1.25 million of exit fees remain due. These and other matters described herein constitute events of default under the Financing Agreement for which we have not received a waiver as of the date of this report. As of the date of this report, $35.5 million of aggregate principal amount remained outstanding under the Loan.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Table of Contents	33

ITEM 6.	EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
4.1	Registration Rights Agreement, dated as of July 2, 2018, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	07/03/18	4.1
10.1	Common Stock Purchase Agreement, dated as of July 2, 2018, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	07/03/18	10.2
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	34	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	November 14, 2018	By:	/s/ Alison Davidson
Alison Davidson
Interim Chief Financial Officer
(principal financial and accounting officer)

Table of Contents	35	Financial Statement Index