Form 10-K
period 2018-12-31
REMARK HOLDINGS, INC.
filed 2019-04-01
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2018, the aggregate market value of our voting and non-voting common equity held by non-affiliates was $106.8 million.
As of March 28, 2019, a total of 40,722,229 shares of our common stock were outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2019 annual meeting of stockholders which we will file with the Securities and Exchange Commission.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The matters discussed in this Annual Report on Form 10-K (this “2018 Form 10-K”) include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, “our”). You will find forward-looking statements principally in the sections entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are identifiable by words or phrases indicating that Remark or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should,” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that we are “positioned” for a particular result, or similarly stated expectations. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this 2018 Form 10-K, other report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this 2018 Form 10-K and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. Such risks and uncertainties include general business conditions, changes in overall economic conditions, our ability to integrate acquired assets, the impact of competition and other factors which are often beyond our control.

This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity, financial condition and prospects. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information that we obtain after the date of this 2018 Form 10-K.

Table of Contents	ii

PART I

ITEM 1.	BUSINESS.

OVERVIEW

Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”), which include its consolidated variable-interest entities (“VIEs”), are primarily technology-focused. Our KanKan data intelligence platform serves as the basis for our development and deployment of artificial-intelligence-based solutions for businesses in many industries and geographies. We also own and operate digital media properties across multiple verticals, such as travel and entertainment and young adult lifestyle, that deliver relevant, dynamic content and e-commerce solutions. Our U.S. operations are headquartered in Las Vegas, Nevada, and our China operations are headquartered in Chengdu, China with additional operations in Beijing, Shanghai, and Hangzhou. Our common stock, par value $0.001 per share, is listed on the NASDAQ Capital Market under the ticker symbol MARK.

OUR BUSINESS

Development

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As a part of the transactions, we received an equity stake in Sharecare, which constitutes approximately five percent of Sharecare’s issued capital stock at December 31, 2018. We also maintain representation on Sharecare’s Board of Directors.

In March 2013, we entered the young adult lifestyle vertical with the acquisition of Pop Factory, LLC, a beach lifestyle digital media brand providing website and mobile content. Later the same year, we introduced a refreshed brand and a new, mobile-optimized website at www.bikini.com, which includes e-commerce.

We transitioned in 2015 from being a strictly content-based company to a technology company. We leverage KanKan, our data intelligence platform, to deliver an integrated suite of AI solutions that enable businesses and organization to solve problems, reduce risk and deliver positive outcomes. The easy-to-install AI products are being rolled out in a wide range of applications within the retail, financial, public safety and workplace arenas.

In September 2015, we acquired (the “VDC Acquisition”) Vegas.com LLC (“Vegas.com” or “VDC”) to give us a deeper reach into the travel and entertainment market in Las Vegas and the surrounding area. Vegas.com is a well-established brand and, through websites and mobile applications that it controls, it allows users to book travel to, and lodging and entertainment in, the Las-Vegas-area market. In March 2019, we entered into an agreement to sell Vegas.com to an affiliate of our lenders (the “VDC Transaction”; see Note 17 in the Notes to Consolidated Financial Statements for more information), which transaction is expected to close during the second quarter of 2019.

In September 2016, we completed the acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”), pursuant to the terms of the Second Amended and Restated Asset and Securities Purchase Agreement, dated as of the same date (the “CBG Purchase Agreement”), with CBG and the other parties specified therein. During 2018, we re-branded the assets that are now referred to as Remark Entertainment (formerly referred to as our Fanstang business).

In the foreseeable future, we will continue to focus primarily on developing and monetizing new AI-based products and services using our KanKan data intelligence platform and deploying such products and services in the vast Asia market across multiple industries. Additionally, we have begun marketing activities in Europe and the US and we will continue such activities.

Table of Contents	1

Business Model

We currently earn a majority of our revenue from sales of various travel and entertainment products (including lodging, air travel, show tickets and tours) booked through our travel and entertainment segment, consisting of Vegas.com and its related websites (including LasVegas.com), mobile applications and retail locations.

We also recognize revenue from the following sources:

•	sales of AI-based products and services from our KanKan business

•	sales of financial-technology (“FinTech”) products and services from our KanKan business

•	various advertising mechanisms associated with our websites

Excluding general and administrative expense, the primary costs we incur to earn the revenue described above include:

•	credit card fees

•	costs related to providing tours, such as permits, fees, fuel, vehicle leases and vehicle repair

•	software and website development costs, including licensing costs for third-party software

•	data acquisition and customer acquisition costs

•	cost of equipment related to customized AI products

•	costs associated with marketing our brands

Travel and Entertainment

Vegas.com comprises our travel and entertainment business. We believe that Vegas.com is the premiere online booking service for all of the exciting travel and entertainment opportunities related to Las Vegas and the immediately-surrounding areas. Vegas.com offers users the ability to book lodging, air travel, show tickets and tours, and its customer service team is staffed by Las Vegas locals who are intimately familiar with Las Vegas and the various products and services offered through the website. As previously noted, in March 2019, we entered into an agreement to sell Vegas.com to an affiliate of our lenders, which transaction is expected to close during the second quarter of 2019.

Technology and Data Intelligence

Our KanKan business comprises our Technology & Data Intelligence business. KanKan generates our data platform services revenue by developing and deploying artificial intelligence (“AI”) products and AI-based solutions for businesses in many industries and geographies, as well as by providing financial technology (“FinTech”) products and services. Though we currently focus our KanKan business on the Asia-Pacific region, we have initiated marketing activities in Europe and the United States and are launching several proof-of-concept projects.

We have been developing AI-based vision products, computing devices and software-as-a-service products that we are launching across a wide range of applications within the financial, retail, entertainment, education, and workplace and public safety industries. We constantly improve our KanKan data and AI platform with advanced data, algorithms and training; our facial-recognition algorithms recently received top rankings in Labeled Faces in the Wild (hosted by the University of Massachusetts) and MegaFace (hosted by the University of Washington), two widely-recognized global facial-recognition testing platforms. Among the other work that we have ramped up during 2018, we continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures, which we believe keeps us among the leaders in technology development.

Table of Contents	2

Other Digital Media Assets

Young Adult Lifestyle

Bikini.com is our e-commerce website selling swimwear and accessories in the latest styles, which we currently intend to promote primarily on a subscription basis in the future.

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

FinTech. The credit infrastructure in China is not yet as well developed as the credit infrastructure in the United States. We believe the traditional system underserves a large number of persons who are financially active but who do not yet have lengthy credit histories. In the FinTech market space (financial institutions and peer-to-peer lenders), we are, in essence, competing against our potential customers’ traditional systems of screening their own loan candidates.

AI-based products and services. Our AI-based products and services represent a significant opportunity for us in the future. We offer facial recognition products and we also build and deploy custom AI solutions. Our facial recognition products compete with companies such as SenseTime, Face++, Google, GoGoVan, WeLab and others, while we compete with companies such as PriceWaterhouseCoopers, Hewlett Packard, Baidu and others for business in the AI solutions market space.

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

Table of Contents	3

Intellectual Property

We rely upon trademark, copyright and trade secret laws in various jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brands. We own two U.S. patents and one patent in each of Canada and Hong Kong, as well as several copyright registrations related to Vegas.com. Regarding our Technology and Data Intelligence segment, we own 12 copyright registrations, we have 62 patents pending in China and we have several additional patent applications we are preparing to file in China. We also hold various trademarks for our brands, and we have additional applications pending.

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

Table of Contents	4

The Chinese government has not yet adopted a clear regulatory framework governing the new and rapidly-evolving artificial intelligence industry in which we operate. The Chinese government’s adoption of more stringent laws or enforcement protocols affecting participants in such industries (including, without limitation, restrictions on foreign investment, capital requirements and licensing requirements) could have a material adverse effect on our business.

Corporate Structure

To comply with China’s laws which restrict foreign ownership of entities that operate within industries deemed sensitive by the Chinese government, we employ what we believe is a commonly-used organizational structure consisting of a wholly-foreign owned enterprise (“WFOE”) and VIEs to operate our KanKan business. We own 100% of the equity of the WFOE, while the VIEs are companies formed in China under local laws which are owned by members of our management team. We funded the registered capital and operating expenses of the VIEs by extending loans to the VIEs’ owners. We believe that we are the primary beneficiary of the VIEs because the equity holders of such entities do not have significant equity at risk and because we have been able to direct the operations of the VIEs.

The following diagram illustrates our China holding structure as of the date of this 2018 Form 10-K. The diagram omits certain entities which are immaterial to our results of operations and financial condition. Equity interests depicted in this diagram are 100% owned. The relationships between each of Chengdu Remark Technology Co., Ltd.; Hangzhou Shufeng Technology Co., Ltd.; Remark Data Technology Co., Ltd. and BoNet (Beijing) Technology LLC, on the one hand, and KanKan Technology (Shanghai) Co., Ltd., on the other hand, as illustrated in the following diagram are governed by contractual arrangements, including in each case an Exclusive Call Option Agreement, an Exclusive Business Cooperation Agreement, a Proxy Agreement and an Equity Pledge Agreement, and do not constitute equity ownership.

Table of Contents	5

Employees

We employed approximately 290 people as of March 28, 2019, substantially all of which are full-time employees.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this 2018 Form 10-K, including our consolidated financial statements and notes thereto, before deciding whether to invest in our common stock. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

The artificial intelligence market is new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our KanKan data intelligence platform.

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

Our continuous access to publicly-available data and to data from partners may be restricted, disrupted or terminated, which would restrict our ability to develop new products and services, or to improve existing products and services, which are based upon our KanKan data intelligence platform.

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

The successful operation of our KanKan data intelligence platform will depend upon the performance and reliability of the Internet infrastructure in China.

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

We may be subject to liability in China with respect to KanKan and Remark Entertainment for content that is alleged to be socially destabilizing, obscene, defamatory, libelous or otherwise unlawful.

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

Table of Contents	12

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

Table of Contents	13

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

Substantial future growth will be required for us to realize our business objectives. To the extent we are capable of achieving this growth, it will place significant demands on our managerial, operational and financial resources. Additionally, this growth will require us to make significant capital expenditures, hire, train and manage a larger work force, and allocate valuable management resources. We must manage any such growth through appropriate systems and controls in each of these areas. If we do not manage the growth of our business effectively, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

During the year ended December 31, 2018, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $321.2 million.

We cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs further. Additionally, we are working with our advisors to evaluate strategic alternatives, including the potential sale of certain non-core assets, investment assets and operating businesses; toward that end, we have entered into the VDC Transaction. However, we may need to obtain additional capital through equity financing or debt financing. Should we fail to

Table of Contents	14

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

Additionally, in connection with the VDC Acquisition, we entered into the Financing Agreement, dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders have extended credit to us a total aggregate principal amount of $35.5 million. (the “Loan”). The terms of the Financing Agreement and related documents are described in Note 11 in the Notes to Consolidated Financial Statements. The Financing Agreement contains limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. On March 15, 2019, we entered into: (i) a membership interest purchase agreement related to the proposed VDC Transaction (the “VDC Purchase Agreement”), and (ii) a letter agreement under which the Lenders agreed they are willing to forbear from taking enforcement actions under the Financing Agreement and applicable law through up to June 4, 2019 (the “March 2019 Forbearance Letter”). See Note 17 for further information regarding the VDC Purchase Agreement and the March 2019 Forbearance Letter.

On July 2, 2018, we entered into a common stock purchase agreement (the “2018 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2018 Aspire Purchase Agreement. The 2018 Aspire Purchase Agreement, which we describe in more detail in Note 14 in the Notes to Consolidated Financial Statements, terminated and replaced the common stock purchase agreement we had entered into with Aspire Capital on November 9, 2016 (the “2016 Aspire Purchase Agreement”). On March 29, 2019, we entered into a new common stock purchase agreement with Aspire Capital; such agreement is described in more detail in Item 9B of this 2018 Form 10-K and in Note 17 in the Notes to Consolidated Financial Statements.

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

We did not make a required prepayment of $8.0 million principal amount and $3.5 million of exit fees that was due on September 28, 2018 and have not made certain required interest payments under the Financing Agreement. Also, as of December 31, 2018, we were not in compliance with certain covenants under the Financing Agreement, including a covenant requiring us to maintain a balance of at least $2.25 million in a cash collateral account to secure our obligations under the Financing Agreement and a covenant under the Financing Agreement requiring minimum revenue from our KanKan business during the trailing nine-month period ended September 30, 2018 and the trailing twelve-month period ended December 31, 2018. These constitute events of default under the Financing Agreement. As a result of our events of default, the Lenders may declare our obligations under the Financing Agreement, including all unpaid principal and interest, due and payable immediately and exercise such other rights available to them under the Financing Agreement. As of December 31, 2018, $35.5 million of aggregate principal remained outstanding under the Loan. Our available cash and other liquid assets are not sufficient to pay such obligations in full.

We have been actively engaged in discussions with the Lenders regarding a resolution of such events of default. In connection with those discussions, the Lenders informed us that they were willing to forbear from taking enforcement actions against us under the Financing Agreement if we pursued the sale of Vegas.com. Following a sale process, on March 15, 2019, we entered into the VDC Purchase Agreement to sell all of the issued and outstanding membership interests of Vegas.com to

Table of Contents	15

VDC-MGG Holdings LLC, an affiliate of MGG and the Lenders under the Financing Agreement. In connection with our entry into the VDC Purchase Agreement, MGG provided us with the March 2019 Forbearance Letter in which MGG agreed it is willing to forbear from taking enforcement actions under the Financing Agreement and applicable law, effective on such date as we pay certain outstanding costs and expenses of the Lenders payable under the Financing Agreement, through up to June 4, 2019, on the terms and subject to the conditions set forth therein. The forbearance will expire if the VDC Purchase Agreement is terminated by either party for any reason other than for us to enter into an agreement with respect to an alternative transaction to sell all of the issued and outstanding membership interests of Vegas.com under certain limited conditions, or if we or Vegas.com breach or default under the VDC Purchase Agreement, or if we or Vegas.com fail to comply with certain restrictions with respect to cash transfers, among other things.

We cannot provide any assurance that the VDC Transaction will be completed. If MGG’s forbearance expires, the Lenders may declare our obligations under the Financing Agreement, including all unpaid principal and interest, due and payable immediately and exercise such other rights available to them under the Financing Agreement and applicable law, which could have a material adverse effect on our financial condition.

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

Table of Contents	16

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

If the VIE structure is deemed by Chinese regulators having competent authority to be illegal, either in whole or in part, we may lose control of our VIEs and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we could achieve this without material disruption to our business. Further, if the VIE structure is found to be in violation of any existing or future Chinese laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations. Furthermore, new Chinese laws, rules and regulations may be introduced to impose additional requirements that may be applicable to our contractual arrangements with our VIEs. Occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations.

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

Table of Contents	17

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

If we or any of our VIEs are found to be in violation of any existing or future China laws, rules or regulations, or if we fail to obtain or maintain any of the required permits or approvals, the relevant China regulatory authorities would have broad discretion to take action in dealing with these violations or failures, including revoking the business and operating licenses of our China subsidiaries or the VIEs, requiring us to discontinue or restrict our operations, restricting our right to collect revenue, blocking one or more of our websites, requiring us to restructure our operations or taking other regulatory or enforcement actions against us. The imposition of any of these measures could result in a material adverse effect on our ability to conduct all or any portion of our business operations. In addition, it is unclear what impact Chinese government actions would have on us and on our ability to consolidate the financial results of any of our VIEs in our consolidated financial statements, if China’s governmental authorities were to find our legal structure and contractual arrangements to be in violation of China laws, rules and regulations. If the imposition of any governmental actions causes us to lose our right to direct the activities of any of our material VIEs or otherwise separate from any of these entities, and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our VIEs in our consolidated financial statements. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

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

Table of Contents	18

Our substantial indebtedness and other payment obligations could adversely affect our financial health.

We have outstanding principal indebtedness of $35.5 million under the Loan. As of December 31, 2018, after amendments and other events described in Note 11 in the Notes to Consolidated Financial Statements, the Loan bore interest at three-month LIBOR (with a floor of 1%) plus 11% per annum, payable monthly, and had a maturity date of September 30, 2020. The Loan is secured by a first-priority lien on, and security interest in, all assets of Remark and our subsidiaries, subject to certain exceptions.

The Financing Agreement and related documents also provide for certain fees payable to the Lenders, totaling $2.25 million at December 31, 2018, and for the issuance of warrants to purchase shares of our common stock.

We also have outstanding principal indebtedness of $3.0 million under the short-term note payable described earlier in this section.

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

The Financing Agreement, as amended, requires us to satisfy various covenants, including financial covenants with respect to quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels of Vegas.com, quarterly revenue generated by KanKan and the value of our assets. The Financing Agreement also contains restrictions on our abilities to engage in certain transactions without the consent of the Lenders, and may limit our ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on our ability and the ability of our subsidiaries to:

•	create liens on assets to secure debt;

•	incur additional debt;

•	merge or consolidate with another company;

•	transfer, sell or otherwise dispose of assets;

•	engage in other businesses;

•	make investments;

•	enter into transactions with affiliates; and

•	create dividend and other payment restrictions affecting subsidiaries.

Table of Contents	19

Our inability to comply with the financial covenants under the Financing Agreement may have a material adverse effect on our financial condition.

We are actively engaged in discussions with the Lenders regarding a resolution of the events of default under the Financing Agreement described herein. On October 16, 2018, in connection with those discussions, we agreed to increase the amount of the exit fees payable to the Lenders under the Financing Agreement by $1.0 million. Also in connection with those discussions, the Lenders have informed us that they are willing to forbear from taking any enforcement actions against us through at least December 31, 2018 if we continue to pursue certain strategic alternatives. We have engaged a financial advisor to assist us in assessing and pursuing those strategic alternatives, and we intend to continue pursuing those strategic alternatives and others, including the potential sale of certain non-core assets, investment assets and operating businesses, and to explore other alternatives for obtaining financing. We cannot provide any assurance that we will be successful in completing a strategic transaction or obtaining alternative financing, or that the Lenders will forbear from taking any enforcement actions against us. In March 2019, we entered into the VDC Transaction with an affiliate of the Lenders. See Note 17 for more information regarding subsequent events relating to the Financing Agreement.

We continue to evolve our business strategy and develop new brands, products and services, and our future prospects are difficult to evaluate.

We are in varying stages of development with regard to our business, including our artificial intelligence business driven by our KanKan Data Intelligence platform, so our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Some of such risks and difficulties include our ability to, among other things:

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

Table of Contents	20

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

If we are not able to attract and retain key management, we may not successfully integrate acquired assets into our existing business or achieve our other business objectives.

We will depend upon the contributions of our senior management, including our Chief Executive Officer, Interim Chief Financial Officer and Vice President, Technology, for our future business success. The loss of the service of any of the key members of our senior management may significantly delay or prevent the integration of acquired assets and other business objectives.

Our investment in Sharecare’s equity securities involves a substantial degree of risk.

Our investment in Sharecare’s equity securities is illiquid and might fail to appreciate and might decline in value or become worthless. Sharecare is unlikely to pay current dividends on its equity securities, and our ability to realize a return on our investment, and recover our investment, will be dependent on Sharecare’s continued success.

Our ability to realize the value of our investment might be limited, because it is a private company. There is no public market for Sharecare’s securities, which are subject to restrictions on resale that might prevent us from selling such securities during periods in which it would be advantageous to do so. As a result, we might have to wait for a liquidity event, such as a public offering or the sale of Sharecare, to realize the value of our investment, if any.

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

Risks Relating to the Pending VDC Transaction

The announcement and pendency of the VDC Transaction, regardless of whether such transaction is consummated, may adversely affect our business.

The announcement and pendency of the VDC Transaction, regardless of whether such transaction is consummated, may adversely affect the trading price of our common stock, our business or our relationships with clients, vendors and employees. As a result of the announcement and pendency of the VDC Transaction, third parties may be unwilling to enter into material agreements with respect to our business. New or existing clients, vendors and other business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell a portion of their business because clients and

Table of Contents	21

business partners may perceive that such new relationships are likely to be more stable. In addition, pending the completion of the VDC Transaction, we may be unable to attract and retain key personnel as our employees may become concerned about the future of our business and lose focus or seek other employment. Furthermore, our management’s focus and attention and employee resources may be diverted from operational matters during the pendency of the VDC Transaction. The Purchase Agreement also imposes certain restrictions on the conduct of our business prior to the completion of the VDC Transaction, which could delay or prevent us from undertaking business opportunities that may arise pending completion of the VDC Transaction. In the event that the VDC Transaction is not completed, the announcement of the termination of the VDC Purchase Agreement may also adversely affect the trading price of our common stock, our business or our relationships with clients, vendors and employees.

If we fail to complete the VDC Transaction, our business may be harmed.

We cannot provide assurances that the VDC Transaction will be completed. The closing of the VDC Purchase Agreement is subject to a number of conditions, including but not limited to (i) our obtaining stockholder approval of the VDC Transaction, (ii) an absence of a material adverse effect on Vegas.com, (iii) Vegas.com’s purchasing at its expense a six-year tail directors’ and officers’ liability insurance policy, (iv) Vegas.com and its subsidiaries’ having at least $1.5 million in cash at closing, and (v) with respect to a certain intellectual property license agreement pursuant to which certain intellectual property is licensed to Vegas.com, execution and delivery of an assignment of such agreement by the licensor party to such agreement to the record owner of the relevant intellectual property.

We are currently in default under the Financing Agreement. In connection with the entry into the VDC Purchase Agreement, MGG provided us with the March 2019 Forbearance Letter in which MGG agreed it is willing to forbear from taking enforcement actions under the Financing Agreement and applicable law, through up to June 4, 2019, on the terms and subject to the conditions set forth therein. The forbearance will expire if the VDC Purchase Agreement is terminated by either party for any reason other than for our entry into an agreement with respect to an alternative transaction to sell all of the issued and outstanding membership interests of Vegas.com under certain limited conditions. If MGG’s forbearance expires, as a result of existing events of default under the Financing Agreement, the Lenders may declare our obligations under the Financing Agreement, including all unpaid principal and interest, due and payable immediately and exercise such other rights available to them under the Financing Agreement and applicable law, which could have a material adverse effect on our financial condition.

If the VDC Transaction is not completed, our Board, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives to the VDC Transaction that may be available, which alternatives may not be as favorable to our stockholders as the VDC Transaction. Any future sale of substantially all of our assets or other transactions may be subject to further stockholder approval.

If we fail to complete the VDC Transaction, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations and financial condition. The potential for loss or disaffection of employees or clients or vendors of the VDC Transaction following a failure to consummate the VDC Transaction could have a material, negative impact on the value of our business.

In addition, if the VDC Transaction is not completed, our directors, executive officers and other employees will have expended extensive time and effort and experienced significant distractions from their work during the pendency of the transaction and we will have incurred significant third-party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

Vegas.com has historically accounted for a substantial portion of our revenue. If we complete the VDC Transaction, we will become entirely dependent on our remaining business units.

We have incurred significant operating losses since our inception. Vegas.com and its subsidiaries accounted for approximately 87%, 87% and 96% of our consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively. If we complete the VDC Transaction, we will be exiting the Vegas.com business and we will no longer benefit from its performance. Following the VDC transaction, we will become entirely dependent upon our technology and data intelligence business and our other digital media properties. Although we expect the revenue generated from our technology and data intelligence business to grow in the future, our business will be substantially different following the VDC Transaction, and there can be no assurance that we will achieve sustained growth, achieve or sustain profitability, or generate positive cash flows from our technology and data intelligence business, or in new products or business opportunities we may pursue.

Table of Contents	22

We will be unable to compete with Vegas.com’s business for three years from the date of closing.

We have agreed that, for a period of three years after the closing of the VDC Transaction, we will not (i) directly or indirectly own, manage, operate, finance, control or knowingly participate in the ownership, management, operation, control or financing of any entity that has operations engaged, directly or indirectly, in the business of running an online agency that, through websites and mobile applications, allows users to book travel to, and lodging and entertainment in, the Las-Vegas-area market, or (ii) solicit or induce for employment, hire or otherwise retain any individual who is an employee of Vegas.com at closing and remains employed by Vegas.com following the closing. While we do not currently believe these limitations negatively affect our remaining business, the non-compete provisions will restrict our ability to engage in any business that competes with Vegas.com’s business for three years from the date of closing.

We may be exposed to litigation related to the VDC Transaction from the holders of our common stock.

Transactions such as the VDC Transaction are often subject to lawsuits by stockholders. Particularly because the holders of our common stock will not receive any consideration from the VDC Transaction, it is possible that they may sue us or our Board. Such lawsuits could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We may be unable to realize the benefits of our net operating loss (“NOL”) and capital loss carryforwards.

The amount of NOL and capital loss carryforwards that we have claimed have not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOL and capital loss carryforwards or our determinations as to when a prior change in ownership occurred, and other provisions of the IRC may limit our ability to utilize our NOL and capital loss carryforwards to offset taxable income and capital gains. If the IRS is successful with respect to any such challenge, the tax benefit of our NOL and capital loss carryforwards to us could be substantially reduced.

Risks Relating to Our Common Stock

Our stock price has fluctuated considerably and is likely to remain volatile, and various factors could negatively affect the market price or market for our common stock.

The trading price of our common stock has been and may continue to be volatile. From January 1, 2017, through March 28, 2019, the high and low sales prices for our common stock were $15.10 and $1.05, respectively. The trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	general market and economic conditions;

•	the low trading volume and limited public market for our common stock;

•	minimal third-party research regarding our company; and

•	the current and anticipated future operating performance and equity valuation of Sharecare, in which we have a significant equity investment.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. Such broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Table of Contents	23

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of March 28, 2019, our Chairman and Chief Executive Officer, Kai-Shing Tao, may be deemed to beneficially own 10,200,634 shares, or 22.6% of our common stock and Ernest T. Lee may be deemed to beneficially own 5,343,569 shares, or 13.1% of our common stock. The interests of these stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

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

Pursuant to the 2018 Aspire Purchase Agreement, we issued 213,574 shares of our common stock and, upon the terms and subject to the conditions and limitations set forth therein, we may sell as much as an aggregate of $30 million of our common stock to Aspire Capital from time to time over the 30-month term of the 2018 Aspire Purchase Agreement, which expires January 2, 2021. The number of shares ultimately sold to Aspire Capital is dependent upon our election to sell to Aspire Capital under the 2018 Aspire Purchase Agreement. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under the 2018 Aspire Purchase Agreement may cause the trading price of our common stock to decline.

After Aspire Capital has acquired shares under the 2018 Aspire Purchase Agreement, it may sell all, some or none of those shares. Sales to Aspire Capital pursuant to the 2018 Aspire Purchase Agreement may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right under the 2018 Aspire Purchase Agreement to control the timing and amount of sales of our shares to Aspire Capital, and the 2018 Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us. As of March 28, 2019, we have sold 4,761,905 shares of common stock to Aspire Capital in exchange for $12.5 million pursuant to the 2018 Aspire Purchase Agreement.

On March 29, 2019, we entered into a new common stock purchase agreement with Aspire Capital; such agreement is described in more detail in Item 9B of this 2018 Form 10-K and in Note 17 in the Notes to Consolidated Financial Statements.

A significant number of additional shares of our common stock may be issued under the terms of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

As of March 28, 2019, we had outstanding stock options allowing for the purchase of as many as approximately 10.8 million shares of common stock and we had outstanding warrants to purchase 10,062,754 shares of common stock. The number of outstanding warrants include certain of the CBG Acquisition Warrants and the CBG Financing Warrants, providing for the right to purchase 40,000 and 3,312,754 shares of common stock, respectively, at per-share exercise prices of $10.00 and $4.43, respectively, and it also includes additional unissued CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00 (we have already accounted for the liability associated with such unissued CBG Acquisition Warrants in our consolidated balance sheet as part of the line item Warrant liability). On February 21, 2018, we initiated a legal proceeding seeking, among other things, a declaration that we are not required to deliver the unissued CBG Acquisition Warrants. The parties to the proceeding entered into a Stipulation for Settlement which sets forth terms with respect to the issuance of such unissued CBG Acquisition Warrants. We describe the Stipulation for Settlement in more detail in Item 3 of this 2018 Form 10-K.

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

Table of Contents	24

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

We conduct our operations primarily from leased office space located in and around the Las Vegas area. Our principal executive office is located in Las Vegas, Nevada, where we lease approximately 39,000 square feet of office space pursuant to a lease expiring in February 2024. Our Vegas.com business previously conducted its operations from approximately 33,000 square feet of leased office space located in Henderson, Nevada, pursuant to a lease expiring in September 2022; we have sublet the majority of this office space.

We primarily manage our KanKan business from our China headquarters in Chengdu, China, with support from our offices in Shanghai and Hangzhou.

ITEM 3.	LEGAL PROCEEDINGS

On February 21, 2018, we initiated a legal proceeding (the “CBG Litigation”) against CBG, Adam Roseman, and CBG’s Joint Official Liquidators (the “JOLs”)arising from the CBG Acquisition. The CBG Litigation was filed in the United States District Court for the District of Nevada and is captioned as Remark Holdings, Inc., et al. v. China Branding Group, Limited (In Official Liquidation), et al., Case No. 2:18-cv-00322. In the CBG Litigation, we are seeking a declaration from the court that we are entitled to rescission of the CBG Purchase Agreement and all transactions related to the CBG Acquisition, a declaration that the CBG Purchase Agreement and the transactions consummated pursuant thereto be rescinded and void ab initio, a declaration that we are not required to deliver the remaining CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00, an order directing release to us of any consideration held in escrow in connection with the CBG Acquisition, and disgorgement of all consideration paid by us in connection with the CBG Acquisition. We are alleging that the defendants fraudulently mispresented and concealed material information regarding the companies we acquired in the CBG Acquisition.

Table of Contents	25

The Plaintiffs, CBG, and the JOLs entered into a Stipulation for Settlement dated January 15, 2019, which sets forth the binding terms of their settlement agreement (the “Stipulation for Settlement”). Pursuant to the Stipulation for Settlement, we shall issue fully-transferable warrants on a non-diluted basis allowing for the purchase of 5,710,000 shares of our common stock at a per-share exercise price of $6.00, which warrants are exercisable for a period of five years from the date of the Stipulation for Settlement, and which we have the right to cause the warrant holders to exercise if the closing price of our common stock is $8.00 or greater on any five non-consecutive days in any consecutive thirty-day trading window. The parties to the Stipulation for Settlement also agreed to negotiate anti-dilution provisions for the warrants. In exchange for the foregoing consideration, the parties to the Stipulation for Settlement agreed to release their claims against each other and enter into a written definitive settlement agreement. After entering into the Stipulation for Settlement, the JOLs demanded the warrants also include an exchange right. We rejected this request as it is a material term that was not included in the Stipulation for Settlement, which we believe is binding and enforceable. We filed a motion to enforce the Stipulation for Settlement on March 12, 2019, and intend to vigorously protect our rights thereunder. Mr. Roseman’s motion to dismiss was granted in part on March 27, 2019, with the Court granting the Plaintiffs leave to file an amended complaint on or before April 9, 2019. The motion to dismiss filed by CBG and the JOLs remains pending before the Court.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Table of Contents	26

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the NASDAQ Capital Market under the symbol MARK.

HOLDERS OF COMMON STOCK

We had approximately 99 holders of record of our common stock as of March 28, 2019.

DIVIDENDS

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

UNREGISTERED SALES OF EQUITY SECURITIES

On November 2, 2018, we sold 200,000 shares to an accredited investor in a private placement for $0.5 million. On December 4, 2018, we sold an aggregate of 2,384,616 shares to accredited investors in private placements for an aggregate of $3.1 million.

We made the offers and sales of securities in the above-described private placements in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investors in purchase agreements we entered into with the investors.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 in conjunction with our consolidated financial statements and notes thereto set forth in Part II, Item 8 of this 2018 Form 10-K.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this 2018 Form 10-K.

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

Table of Contents	27

We have been developing AI-based vision products, computing devices and software-as-a-service products that we are launching across a wide range of applications within the financial, retail, entertainment, education, and workplace and public-safety industries. We constantly improve our KanKan data and AI platform with advanced data, algorithms and training; our facial-recognition algorithms recently received top rankings in Labeled Faces in the Wild (hosted by the University of Massachusetts) and MegaFace (hosted by the University of Washington), two widely-recognized global facial-recognition testing platforms. Among the other work that we have ramped up during 2018, we continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures, which we believe keeps us among the leaders in technology development.

We also own and operate Vegas.com, an online agency catering to the travel and entertainment needs of visitors to the Las Vegas area and those of Las Vegas locals. Our Travel & Entertainment segment generates transaction services revenue from sales of travel and entertainment products, such as show tickets and hotel rooms. See Note 17 in Notes to Consolidated Financial Statements for more information regarding subsequent events relating to our Travel and Entertainment segment.

Various advertising mechanisms and other activity, such as online merchandise sales, also contribute to our consolidated revenue.

The following table presents our revenue categories as a percentage of total consolidated revenue during the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Transaction services	82%	81%
Data platform services	10%	8%
Advertising and other	8%	11%

Our Travel & Entertainment segment experienced a record number of transactions during 2018. Such activity, a large portion of which resulted from significant improvement in conversion rates related to entertainment bookings, gives us confidence that our strategy of gaining market share in the entertainment market by continuing to invest in technology and marketing is succeeding. As we have previously noted, we continue to focus on expanding our presence on mobile devices and improving the user experience on our mobile online offerings, and will also continue making changes to our desktop experience such as those that led to our improved conversion rates.

We recognized revenue during the year ended December 31, 2018 from creating and deploying several projects. We are currently passing proof-of-concept tests and beginning deployment and implementation on additional AI projects. We will continue to accelerate our development and deployment of products and services built upon our KanKan data and AI platform, and we expect our operating expenses to increase in line with such activity.

Revenue from our FinTech services, which represents commissions we earn for providing high-quality loan candidates to our customers, was impacted by the industry-wide regulatory audit in China. After January 2018, due to the regulatory changes resulting from the audit, we ceased providing such services under our then-existing FinTech contracts that gave rise to Reimbursement Obligations (see Note 2 in the Notes to Consolidated Financial Statements for more information).

Matters Affecting Comparability of Results

We have changed how we present operating expense to better reflect the activities that generate such expense. As a result, the operating expense line items in our results of operations for the year ended December 31, 2017 were reclassified to conform to the current presentation as of December 31, 2018.

Table of Contents	28	Financial Statement Index

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

Table of Contents	29	Financial Statement Index

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

We measure compensation expense as of the grant date for granted equity-classified instruments and as of the settlement date for granted liability-classified instruments (meaning that we re-measure compensation expense at each balance sheet date until the settlement date occurs).

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

Investment. We routinely perform an assessment of our investments in Sharecare, Inc. (“Sharecare”) and in Beijing All-in-one Cloud Net Technology, Co. Ltd. (“AIO”) to determine if they are other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to how long the security has been impaired, the amount of the impairment, the financial condition and near-term prospects of

Table of Contents	30	Financial Statement Index

the issuer, whether the issuer is current on contractually-obligated interest and principal payments, key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

If we determine that an investment has incurred an other-than-temporary impairment, we permanently reduce the cost of the security to fair value and recognize an impairment charge in our consolidated statements of operations.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Consolidated Financial Statements included in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Reportable Segment Results

Travel and Entertainment

	Year Ended December 31,		Change
	2018	2017	Dollars	Percentage
Revenue	$69,057	$61,543	$7,514	12%

Cost of revenue	11,725	10,768	957	9%
Sales and marketing	34,083	30,200	3,883	13%
Technology and development	8,939	8,144	795	10%
General and administrative	4,823	4,980	(157)	(3)%
Depreciation and amortization	8,786	8,473	313	4%
Other operating expenses	954	783	171	22%
Total cost and expenses	69,310	63,348	5,962	9%

Revenue. We continue to experience increased conversion of traffic through our sales channels. The increased transactions, as well as a shift in product mix to higher-margin products, lead to an increase in services revenue during the year ended December 31, 2018 of $9.4 million.

The increased revenue from transaction growth was partially offset by a decrease of approximately $1.2 million from hotel transactions resulting from lower average purchase prices due to market conditions.

We do not currently sell advertising on mobile devices, so the movement of online traffic from desktop devices to mobile devices caused a decline in advertising revenue during the year ended December 31, 2018 of approximately $0.4 million, which also partially offset the increased revenue from transaction growth. Various immaterial declines in other revenue categories also contributed to offsetting of the increase resulting from show ticket sales.

Table of Contents	31	Financial Statement Index

Cost of revenue. For our travel and entertainment segment, cost of revenue consists mainly of credit card fees we incur when customers book travel or entertainment through our sales channels. Such costs increased by approximately $0.7 million in conjunction with the increase in transactions.

Sales and marketing. The increase in our sales and marketing expense in the travel and entertainment segment was driven primarily by a $4.3 million increase in paid search marketing cost at Vegas.com. The increases resulted from the competitive nature of the paid search marketplace. The increases in conversion of traffic allowed Vegas.com to spend more in paid search to increase market share, which resulted in more transactions and increased revenue. The increased expense was partially offset by a $0.4 million decrease in contract labor and other marketing expenses.

Technology and development. The increase in our technology and development expense in the travel and entertainment segment was driven primarily by a $0.6 million increase in payroll-related costs related to our technology staff due to annual salary increases and a decrease in payroll-related costs being capitalized to projects. The inclusion of stock-based compensation expense within the segment contributed an additional increase in expense of $0.2 million. During the year ended December 31, 2017, stock-based compensation was reported within the non-reportable-segment business as part of our Corporate Entity.

Technology and Data Intelligence

	Year Ended December 31,		Change
	2018	2017	Dollars	Percentage
Revenue	$8,030	$5,744	$2,286	40%

Cost of revenue	11,637	4,997	6,640	133%
Sales and marketing	1,200	359	841	234%
Technology and development	3,955	2,414	1,541	64%
General and administrative	2,208	800	1,408	176%
Depreciation and amortization	653	520	133	26%
Other operating expenses	129	287	(158)	(55)%
Total cost and expenses	19,782	9,377	10,405	111%

Revenue. Revenue resulting from AI projects increased by $2.8 million as a result of passing proof-of-concept tests on several projects and beginning the deployment and implementation phases. Such projects deliver fully-integrated AI solutions which combine our proprietary technology with third-party hardware and software products to meet end-user specifications. Partially offsetting the increase in revenue from AI projects was a decrease of $0.5 million in FinTech revenue as a result of discontinuing services under existing FinTech contracts due to regulatory changes resulting from the industry-wide audit in China.

Cost of revenue. The increase in our cost of revenue resulted from equipment purchases and software development related to completed projects. Some of such projects, described above, supported the increases in our data platform services revenue. We also completed two fully-integrated AI solutions for which we have fully performed under the agreement and title to the product passed to our customer, so we have recognized cost of revenue of $4.0 million; however, we have not recognized the $4.6 million of revenue from such projects due to uncertainty regarding the timing of collection of amounts payable to us under the agreement. The uncertainty regarding the timing of collection prevents us from determining that collectibility of all amounts payable to us under the agreements is probable, resulting in a timing difference between recognition of cost and recognition of revenue.

Sales and marketing. Costs related to traveling and attending conferences to meet with clients and potential clients increased by $0.5 million as we increased our efforts to market our increasing portfolio of products. Additionally, payroll-related

Table of Contents	32	Financial Statement Index

costs related to our sales staff in the Technology and Data Intelligence segment increased $0.3 million primarily as a result of increased sales staff.

Technology and development. Payroll-related costs related to our technology staff in the Technology and Data Intelligence segment increased $1.9 million. The increase included $1.4 million in personnel added during the year which consisted primarily of technology-focused employees to accelerate product development and support an increased number of our projects in the proof-of-concept phase, and $0.5 million less in payroll-related costs being capitalized to projects. The increase in payroll-related costs was partially offset by a decrease of $0.5 million in stock-based compensation expense which resulted due to the decline in the price of our common stock causing us to reduce our estimate of the fair value of the liability-classified awards we grant to employees based in China.

General and administrative. Employee costs related to our administrative staff increased $0.5 million primarily due to compensation expense for our Vice President, Technology , who is primarily responsible for oversight of KanKan, as well as the expenses associated with his travel between our corporate headquarters and Chengdu offices. Stock-based compensation expense increased $0.3 million, because it was reported within the non-reportable-segment business as part of our Corporate Entity in the prior year. Facilities and consulting fees further increased by $0.4 million as we expanded our operations.

Consolidated Results

	Year Ended December 31,		Change
	2018	2017	Dollars	Percentage
Revenue	$79,110	$70,601	$8,509	12%

Cost of revenue	24,628	16,909	7,719	46%
Sales and marketing	38,391	33,252	5,139	15%
Technology and development	13,332	11,642	1,690	15%
General and administrative	33,344	19,391	13,953	72%
Depreciation and amortization	10,875	11,070	(195)	(2)%
Impairments	2,209	14,646	(12,437)	(85)%
Other operating expenses	1,084	1,070	14	1%
Total cost and expenses	123,863	107,980	15,883	15%

Interest expense	(6,491)	(4,645)	(1,846)	40%
Other income, net	282	23	259	1,126%
Change in fair value of warrant liability	27,879	(64,139)	92,018	(143)%
Other gain (loss)	858	(317)	1,175	(371)%
Total Other expense	22,528	(69,078)	91,606	(133)%

Consolidated results of operations were primarily impacted by the results of operations of our reportable segments, as described above.

Table of Contents	33	Financial Statement Index

Revenue. In addition to the changes discussed in our reportable segments, the revenue reported by our Remark Entertainment business (formerly referred to as our Fanstang business) decreased by $1.0 million primarily due to contracts for live broadcast events and sponsorships that expired in the prior year and have not been renewed.

Technology and development. All our stock-based compensation expense, including the $0.7 million related to our China-based technology staff, was recorded at the corporate entity in 2017. In 2018, stock-based compensation related to our China-based technology staff was recorded in the Technology and Data Intelligence segment.

General and administrative. The increase in general and administrative expense incurred by our non-reportable-segment businesses was affected by the following:

•
In January 2018, we immediately recognized $11.6 million of stock-based compensation expense related to a grant of an option to purchase 1.3 million shares of our common stock at an exercise price of $7.81 per share to our Chief Executive Officer. The effect of that single award was partially offset by differences in the amount and timing of stock option grants to other employees, resulting in a net increase of $9.1 million in stock-based compensation expense.

•
During the first quarter of 2018, we determined that we would no longer use certain leased office space and, as a result, we sublet the majority of such office space to third parties. As a result of our decision, we recognized $2.3 million of rent expense and an associated liability for early lease termination. No similar transactions occurred during the same period of the prior year.

•
Our increased use of consultants for certain new strategic and administrative projects, primarily one to enhance the rigor of our global Sarbanes-Oxley compliance program, added $1.1 million more than in the same period of the prior year.

•
Legal expense increased approximately $0.3 million, primarily as a result of litigation work related to the CBG Acquisition and contract review and translation services related to the increased number of contracts related to our business in China.

Depreciation and amortization. Impairments in 2017 of certain intangible assets resulted in $0.4 million less amortization in 2018, while several software assets became fully amortized during the first three quarters of 2018, resulting in $0.3 million less amortization in 2018.

Impairments. During the fourth quarter of 2017, we recognized losses of $5.8 million and $8.8 million on impairments of long-lived intangible assets and goodwill, respectively, which we acquired in the CBG Acquisition. During 2018, we recorded a $0.6 million impairment of the remaining long-lived intangible asset which we acquired in the CBG Acquisition, while our sale of substantially all remaining assets of Banks.com resulted in a $1.6 million impairment loss related to goodwill.

Interest expense. In October 2018, we agreed to increase the amount of the exit fees payable to the Lenders under the Financing Agreement by $1.0 million, an amount we accrued as interest expense. The remaining increase in interest expense was the result of amortization of discount on our debt. We accounted for the amendments to the Financing Agreement executed since October 2017 as debt modifications, adding $2.5 million to the amount of discount on our debt in the form of additional fees.

Other gain (loss). During June 2018 we sold the IRS.com domain and in December 2018 we sold the Banks.com domain, resulting in gains of $0.6 million and $0.4 million, respectively.

Change in fair value of warrant liability. The fair value of our warrant liability maintains a direct relationship with the price of our common stock, such that the significant decrease in our common stock price between December 31, 2017 and December 31, 2018 resulted in a $27.9 million decrease in the fair value of our warrant liability. Additionally, the fair value of our warrant liability decreased by $59.9 million in January 2018 as a result of the warrant exercises and warrant calls described in Note 4 in the Notes to Consolidated Financial Statements.

Table of Contents	34	Financial Statement Index

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the year ended December 31, 2018, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $321.2 million and a cash and cash equivalents balance of $14.4 million, both amounts as of December 31, 2018. Our net revenue during the year ended December 31, 2018 was $79.1 million.

We are a party to the Financing Agreement, pursuant to which the Lenders have extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $35.5 million. As of December 31, 2018, the Loan bore interest at three-month LIBOR (with a floor of 1%) plus 11% per annum, payable monthly, and had a maturity date of September 30, 2020. The material terms of the Financing Agreement, the amendments thereto, and related documents effective as of December 31, 2018 are described in Note 11 in the Notes to Consolidated Financial Statements. As of December 31, 2018, $35.5 million of aggregate principal remained outstanding under the Loan, which bore an applicable interest rate of approximately 13% per annum. Our available cash and other liquid assets are not sufficient to pay our obligations under the Financing Agreement in full.

Pursuant to the Fourth Financing Amendment dated as of April 30, 2018, the Borrowers agreed to make a prepayment of $8.0 million principal amount outstanding and $3.5 million of exit fees under the Financing Agreement within 60 days following the date of the Fourth Financing Amendment. Pursuant to the Fifth Financing Amendment dated as of June 29, 2018, the Lenders agreed, among other things, to extend the due date of the prepayments and fees required by the Fourth Financing Amendment for up to three months, provided that we made extension payments on the first business day of each such month. The extension payments were $250,000 for each of the first two months and $500,000 for the third month, with the final extension period ending on September 28, 2018. We made the extension payments required by the Fifth Financing Amendment to extend the payment date to September 28, 2018; however, we did not make the payments required on such date, which constitutes an event of default under the Financing Agreement. As a result of the default, from September 28, 2018, the Loan bore interest at the interest rate described above.

The Financing Agreement also contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets. As of December 31, 2018 and September 30, 2018, we were not in compliance with the covenants under the Financing Agreement requiring minimum revenue from our KanKan business during the year ended December 31, 2018 of $25.0 million and during the trailing nine month period ended September 30, 2018 of $12.6 million, as actual revenue from our KanKan business during such periods was $8.0 million and $5.6 million, respectively. Our non-compliance with such covenants constitute events of default under the Financing Agreement.

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

On October 16, 2018, in connection with our discussions with Lenders regarding a resolution of the events of default then existing under the Financing Agreement described herein, we agreed to increase the amount of the exit fees payable to the Lenders under the Financing Agreement by $1.0 million. On March 15, 2019, and as described in Note 17 in the Notes to Consolidated Financial Statements, MGG provided us with the March 2019 Forbearance Letter in which MGG agreed it is willing to forbear from taking enforcement actions under the Financing Agreement and applicable law, effective on such date as we pay certain outstanding costs and expenses of the Lenders payable under the Financing Agreement, through up to June 4, 2019. Additionally, in connection with our entry into the VDC Purchase Agreement, we are in discussions with MGG regarding an amendment to the Financing Agreement, anticipated to be entered into at the closing of the VDC Transaction.

On September 24, 2015, concurrently with the closing of the VDC Acquisition, Vegas.com entered into a Letter of Credit Facility Agreement with Bank of America, N.A., which currently expires on May 31, 2019, providing for a letter of credit facility with up to $9.3 million of availability. On November 27, 2018, we amended the Letter of Credit Facility Agreement to increase the facility’s availability to $11.0 million. Amounts available under the letter of credit facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with the bank containing cash

Table of Contents	35	Financial Statement Index

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

Pursuant to the terms of the purchase agreement we entered into in connection with the VDC Acquisition, we are obligated to make an Earnout Payment based upon the performance of Vegas.com in the year ended December 31, 2018. The $1.0 million Earnout Payment will be due in the second quarter of 2019.

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

On July 2, 2018, we entered into the 2018 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2018 Aspire Purchase Agreement. Purchases under the 2018 Aspire Purchase Agreement, which is described in more detail in Note 14 in the Notes to Consolidated Financial Statements, are made at prices calculated in accordance with the terms of the 2018 Aspire Purchase Agreement at the time of our submission to Aspire Capital of a purchase notice specifying such number of shares to be purchased, subject to maximum dollar and share amounts for sales on any one date unless the parties mutually agree otherwise. Additionally, the total number of shares that may be issued pursuant to the 2018 Aspire Purchase Agreement is limited to 6,629,039 shares (the “2018 Aspire Exchange Cap”), which represents 19.99% of our shares of common stock outstanding as of the date of the 2018 Aspire Purchase Agreement, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval is not obtained, such limitation will not apply after the 2018 Aspire Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2018 Aspire Purchase Agreement is equal to or greater than $3.91 per share. As of December 31, 2018, we have issued to Aspire Capital a total of 3,308,812 shares of our common stock under the 2018 Aspire Purchase Agreement, including 3,095,238 shares purchased by Aspire Capital for an aggregate purchase price of $10.0 million, and 213,574 shares issued to Aspire Capital upon executing the 2018 Aspire Purchase Agreement. As of December 31, 2018, we had not obtained stockholder approval and we were able to issue to Aspire Capital up to a maximum of 3,320,227 additional shares under the 2018 Aspire Purchase Agreement, unless and to the extent that following such issuance the average purchase price paid was equal to or greater than $3.91 per share.

On March 29, 2019, we entered into a common stock purchase agreement (the “2019 Aspire Purchase Agreement”) with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2019 Aspire Purchase Agreement. Purchases under the 2019 Aspire Purchase Agreement, which is described in more detail in Item 9B in this 2018 Form 10-K and in Note 17, are made at prices calculated in accordance with the terms of the 2019 Aspire Purchase Agreement at the time of our submission to Aspire Capital of a purchase notice specifying such number of shares to be purchased, subject to maximum dollar and share amounts for sales on any one date unless the parties mut

Table of Contents	36

ually agree otherwise. Additionally, the total number of shares that may be issued pursuant to the 2019 Aspire Purchase Agreement is limited to 8,140,373 shares (the “2019 Aspire Exchange Cap”), which represents 19.99% of our shares of common stock outstanding as of the date of the 2019 Aspire Purchase Agreement, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval is not obtained, such limitation will not apply after the 2019 Aspire Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2019 Aspire Purchase Agreement is equal to or greater than $1.85 per share.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities, in conjunction with the ongoing events of default under the Financing Agreement, give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth in our Technology and Data Intelligence segment; however, we cannot provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the long term (including but not limited to payment of the amounts required under the Financing Agreement). As a result, we are actively evaluating strategic alternatives including the potential sale of certain non-core assets, investment assets and operating businesses. However, we may need to obtain additional capital through equity financing or debt financing.

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

•
obtain additional capital through equity issuances, including but not limited to under the 2018 Aspire Purchase Agreement and 2019 Aspire Purchase Agreement (which issuances may dilute existing stockholders)

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to April 1, 2020.

Cash Flows - Operating Activities

We used $7.7 million more cash from operating activities during the year ended December 31, 2018 than we did during the year ended December 31, 2017. The increase in cash used in operating activities is a result of an increase in operating losses, including the increase in our operations in China (which included increasing payroll costs); paying security deposits related to our travel and entertainment business; increasing the use of consultants for certain new strategic and administrative projects (primarily one to enhance the rigor of our global Sarbanes-Oxley compliance program) and the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

During the year ended December 31,2018, we received approximately $1.1 million upon the sales of the IRS.com and Banks.com web domains. The proceeds from such sales were almost entirely offset by our payment of $0.5 million towards our

Table of Contents	37

investment in AIO (see Note 6 in the Notes to Consolidated Financial Statements for more details) and by a reduction of $0.5 million in capital expenditures.

Cash Flows - Financing Activities

During the year ended December 31, 2018, our financing activities provided $11.4 million less from the issuance of shares of our common stock, including from stock option exercises, than during the same period of 2017. During 2018 we also paid approximately $1.5 million in loan fees related to our debt modifications, as well as $2.3 million of exit fees to the Lenders as described in Note 11 in the Notes to Consolidated Financial Statements. In 2017, we received $3.0 million from the issuance of debt, while no such transactions occurred in 2018.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the required financial statements and schedules in this 2018 Form 10-K beginning on page F-1.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, due to the identification of the material weaknesses in our internal control over financial reporting as further described below, our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2018. Notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Table of Contents	38

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Management identified material weaknesses related to the sufficiency of documentation of review and approval of manual journal entries. Specifically, we failed to retain documentary evidence that we had reviewed underlying information at a sufficient level of detail. As a result, we are unable to demonstrate our effective review prior to approval of manual journal entries. Management also identified a material weakness related to insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our Technology and Data Intelligence segment. As a result, there is a risk that we could misapply the new revenue recognition guidance and improperly recognize revenue.

During our fourth quarter of 2018 evaluation, management concluded that we did not select and develop control activities that contributed to the mitigation of risks to acceptable levels, as required by the control activities component of the COSO framework, including the documentation of appropriate review and approval of manual journal entries, our consideration of appropriate revenue recognition criteria for certain contracts arising from our Technology and Data Intelligence segment, and our monitoring and activity-level controls specific to various business processes within our Technology and Data Intelligence segment. The failure to retain appropriate documentation of our review and approval of manual journal entries has a pervasive impact and, as such, this deficiency resulted in a risk that could have impacted virtually all financial statement account balances and disclosures. Regarding our Technology and Data Intelligence segment, the failure to document consideration of appropriate revenue recognition for certain contracts resulted in a risk that could have materially impacted revenue and cost of sales, while we noted deficiencies in our monitoring and activity-level controls related to processes including accounts payable, accrued liabilities, payroll and fixed assets. The deficiencies in the various business processes aggregate to a material weakness.

Based upon our evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

Except for the identified material weaknesses, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. With the oversight of senior management, subsequent to December 31, 2018, a plan to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls has been developed and is being implemented. We expect that the remediation of the material weakness will be completed prior to the end of second quarter 2019.

Table of Contents	39	Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Remark Holdings, Inc.

Adverse Opinion on Internal Control over Financial Reporting
We have audited Remark Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. There is a material weakness related to the design and operating effectiveness of the Company’s controls over the review and approval over the preparation of manual journal entries, which impacts various areas including but not limited to revenue recognition, accounts payable and accrued expenses, relative to its internal control over financial reporting. In addition, we noted a material weakness related to the design and operating effectiveness of the Company’s internal controls over revenue recognition in China. We also identified deficiencies related to the adequacy of the Company’s monitoring and activity level controls specific to various business processes in China, including accounts payable, accrued liabilities, payroll, and fixed assets. These deficiencies aggregate to a material weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated April 1, 2019, on those consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows of the Company, and our report dated April 1, 2019, expressed an unqualified opinion with an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are

Table of Contents	40	Financial Statement Index

recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Disclaimer on Additional Information in Management’s Report
We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management’s Report on Internal Control over Financial Reporting, referring to corrective actions taken after December 31, 2018, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ Cherry Bekaert LLP

Atlanta, Georgia
April 1, 2019

ITEM 9B.	OTHER INFORMATION

New Common Stock Purchase Agreement

On March 29, 2019, we entered into the 2019 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2019 Aspire Purchase Agreement. Upon the satisfaction of certain commencement conditions set forth in the 2019 Aspire Purchase Agreement, the 2019 Aspire Purchase Agreement will replace the 2018 Aspire Purchase Agreement, which will terminate under the terms of the 2019 Aspire Purchase Agreement. In consideration for entering into the 2019 Aspire Purchase Agreement, upon commencement of the 2019 Aspire Purchase Agreement, we will issue to Aspire Capital $0.9 million of shares of our common stock.

Under the 2019 Aspire Purchase Agreement, on any trading day over the 30-month term of such agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 50,000 shares of our common stock per trading day, up to an aggregate of $30.0 million under the 2019 Aspire Purchase Agreement, at a per share price (the “Purchase Price”) equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the 10 consecutive trading days ending on the trading day immediately preceding the purchase date.

The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $250,000, unless otherwise mutually agreed. The parties may mutually agree to increase the number of shares of our common stock that may be purchased per trading day pursuant to the terms of the 2019 Aspire Purchase Agreement to 3,000,000 shares.

In addition, on any trading day on which we submit a Purchase Notice to Aspire Capital to purchase at least 50,000 shares, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares we may determine, and a minimum purchase price threshold equal to the greater of (i) 80% of the closing price of our common stock on the trading day immediately preceding the VWAP Purchase Date or (ii) a higher price that may be determined by us. The purchase price per share pursuant to such VWAP Purchase Notice will be equal to the lesser of (i) the closing sale price of our common stock on the VWAP Purchase Date, or (ii) 97% of the volume-weighted average price for our common stock traded on its principal market on the VWAP Purchase Date.

We may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

Table of Contents	41	Financial Statement Index

In addition, Aspire Capital will not be required to buy any shares of our common stock pursuant to a Purchase Notice on any trading day on which the closing trade price of our common stock is below $0.25. There are no trading volume requirements or restrictions under the 2019 Aspire Purchase Agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the 2019 Aspire Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the 2019 Aspire Purchase Agreement. The 2019 Aspire Purchase Agreement may be terminated by us at any time, at our discretion, without any cost to us. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates will engage in any direct or indirect short-selling or hedging our common stock during any time prior to the termination of the 2019 Aspire Purchase Agreement.

The 2019 Aspire Purchase Agreement provides that the total number of shares that may be issued pursuant to such agreement is limited to 8,140,373 shares (the “2019 Aspire Exchange Cap”), or 19.99% of our shares of common stock outstanding as of the date of the 2019 Aspire Purchase Agreement, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval is not obtained, such limitation will not apply after the 2019 Aspire Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2019 Aspire Purchase Agreement is equal to or greater than $1.85 per share. The 2019 Aspire Purchase Agreement also provides that at no time will Aspire Capital (together with its affiliates) beneficially own more than 19.99% of our outstanding shares of common stock.

Table of Contents	42

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our proxy statement for our 2019 annual meeting of stockholders (“2019 Proxy Statement”), which we will file with the SEC pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information under the caption Executive Compensation in our 2019 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information under the caption Security Ownership of Certain Beneficial Owners and Management in our 2019 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of December 31, 2018 regarding our equity compensation plans (the 2010 Equity Incentive Plan, the 2014 Equity Incentive Plan, and the 2017 Equity Incentive Plan, all of which were approved by our security holders):

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders	10,874,849	$4.36	8,299,807
Not approved by security holders	—	$—	—

See more detailed information regarding our equity compensation plans in Note 14 in the Notes to Consolidated Financial Statements in this 2018 Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our 2019 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information under the caption Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2019 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Table of Contents	43

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2018 Form 10-K:

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

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this 2018 Form 10-K in the attached Exhibit Index.

EXHIBIT INDEX

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
2.1 [1]	Agreement and Plan of Merger, dated as of May 2, 2014, by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.), Roomlia, Inc. and Hotelmobi Inc.	8-K	05/07/2014	2.1
2.2 [1]	Unit Purchase Agreement, dated August 18, 2015, by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.), Vegas.com, LLC and the sellers listed on the signature page thereto	8-K	08/20/2015	2.1
2.3 [1]	Second Amended and Restated Asset and Securities Purchase Agreement, dated as September 20, 2016, by and among China Branding Group Limited (in official liquidation), certain of its managers and subsidiaries listed on the signature page thereto, the joint official liquidators, KanKan Limited and Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	8-K	09/26/2016	2.1
2.4 [1]	Membership Interest Purchase Agreement, dated as of March 15, 2019, by and between VDC-MGG Holdings LLC and Remark Holdings, Inc.	8-K	03/19/2019	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	01/12/2016	3.1

Table of Contents	44

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	06/08/2016	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	04/11/2017	3.1
3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	8-K	06/04/2015	3.1
3.6	Amended and Restated Bylaws	8-K	02/13/2015	3.1
4.1	Specimen certificate of common stock of Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	10-K	03/23/2012	4.1
4.2	Form of Roomlia Warrants	8-K	05/07/2014	4.1
4.3	Registration Rights Agreement dated as of September 24, 2015 by and between Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and the Subscribers listed on the signature page thereto.	8-K	09/28/2015	10.4
4.4	Form of CBG Acquisition Warrant	8-K	09/26/2016	4.1
4.5	Form of CBG Financing Warrant	8-K	09/26/2016	4.2
4.6	Registration Rights Agreement, dated as of July 2, 2018, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	07/03/2018	4.1
10.1	Membership Interest Purchase Agreement between Remark Media, Inc. (n/k/a Remark Holdings, Inc.), Pop Factory LLC, Howard Sonnenschein and Gail Sonnenschein dated March 29, 2013	8-K	04/04/2013	2.1
10.2 [2]	2010 Equity Incentive Plan	8-K	06/21/2010	10.34
10.3 [2]	2014 Incentive Plan, as amended January 11, 2016	8-K	01/12/2016	10.1
10.4 [2]	2017 Incentive Plan	8-K	01/24/2018	10.1
10.5 [2]	Form of Subscription Agreement, dated July 9, 2015	8-K	07/13/2015	10.1
10.6	Letter Agreement dated September 24, 2015 by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.), Vegas.com, LLC, and James B. Gibson in his capacity as Seller Representative	8-K	09/28/2015	10.1
10.7	Financing Agreement dated as of September 24, 2015 by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders	8-K	09/28/2015	10.2
10.8	Amendment No. 1 to Financing Agreement, dated as of September 20, 2016, by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders	8-K	09/26/2016	10.1

Table of Contents	45	Financial Statement Index

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.9	Amendment No. 2 to Financing Agreement, dated October 25, 2017, by and among Remark Holdings, Inc. and certain of its subsidiaries names as Borrowers and Guarantors, the Lenders and MGG Investment Group, LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	10/25/2017	10.1
10.10	Amendment No 3 to Financing Agreement, dated as of December 5, 2017, by and among Remark Holdings, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group, LP, as Collateral Agent and Administrative Agent for the Lenders	8-K	12/05/2017	10.1
10.11	Amendment No. 4 and Waiver to Financing Agreement, dated as of April 30, 2018, by and among Remark Holdings, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	05/02/2018	10.1
10.12	Amendment No. 5 and Waiver to Financing Agreement, dated as of June 29, 2018, by and among Remark Holdings, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	07/03/2018	10.1
10.13	Security and Pledge Agreement dated as of September 24, 2015 by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and certain of its subsidiaries named as Borrowers and Guarantors, for the benefit of MGG Investment Group LP, as Collateral Agent for the Secured Parties referred to therein	8-K	09/28/2015	10.3
10.14	Loan Agreement dated as of September 24, 2015 by and between Vegas.com, LLC and Bank of America, N.A.	8-K	09/28/2015	10.5
10.15	Registration Rights Agreement dated as of September 20, 2016, by and between Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and the Subscribers listed on the signature page thereto	8-K	09/26/2016	10.2
10.16	Common Stock Purchase Agreement, dated as of July 2, 2018, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	07/03/2018	10.2
21.1	List of subsidiaries
23.1	Consent of Cherry Bekaert LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Table of Contents	46	Financial Statement Index

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.
We have omitted certain schedules and exhibits to these agreements in accordance with item 601(b)(2) of Regulation S-K. We will furnish a copy of any omitted schedule and/or exhibit to the SEC upon request.

2.	Management Contract or Compensation Plan or Arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

Table of Contents	47	Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	April 1, 2019	By:	/s/ Alison Davidson
Alison Davidson
Interim Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kai-Shing Tao
Kai-Shing Tao	Chief Executive Officer and Chairman (principal executive officer)	April 1, 2019

/s/ Alison Davidson
Alison Davidson	Interim Chief Financial Officer (principal financial and accounting officer)	April 1, 2019

/s/ Theodore Botts
Theodore Botts	Director	April 1, 2019

/s/ Brett Ratner
Brett Ratner	Director	April 1, 2019

/s/ William Grounds
William Grounds	Director	April 1, 2019

/s/ Daniel Stein
Daniel Stein	Director	April 1, 2019

Table of Contents	48	Financial Statement Index

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of Remark Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Remark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 1, 2019, expressed an adverse opinion.

Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities and has a negative working capital and a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
April 1, 2019

Table of Contents	F - 2

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except par values)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$14,410	$22,632
Restricted cash	11,138	11,670
Trade accounts receivable, net	6,369	3,673
Prepaid expense and other current assets	12,128	5,518
Notes receivable, current	100	290
Total current assets	44,145	43,783
Notes receivable	—	100
Property and equipment, net	10,570	13,387
Investments in unconsolidated affiliates	2,005	1,030
Intangibles, net	17,930	23,946
Goodwill	18,514	20,099
Other long-term assets	644	1,192
Total assets	$93,808	$103,537
Liabilities and Stockholders’ Equity
Accounts payable	$30,876	$17,857
Accrued expense and other current liabilities	24,664	18,795
Deferred merchant booking	4,664	9,027
Contract Liability	4,063	3,691
Note payable	3,000	3,000
Current maturities of long-term debt, net of unamortized discount and debt issuance cost	35,314	38,085
Total current liabilities	102,581	90,455
Warrant liability	1,383	89,169
Other liabilities	2,968	3,501
Total liabilities	106,932	183,125

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,053,312 and 28,406,026 shares issued and outstanding; each at December 31, 2018 and 2017, respectively	39	28
Additional paid-in-capital	308,018	220,117
Accumulated other comprehensive loss	32	115
Accumulated deficit	(321,213)	(299,848)
Total stockholders’ equity (deficit)	(13,124)	(79,588)
Total liabilities and stockholders’ equity	$93,808	$103,537
See Notes to Consolidated Financial Statements

Table of Contents	F - 3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017
Revenue, net	$79,110	$70,601
Cost and expense
Cost of revenue (excluding depreciation and amortization)	24,628	16,909
Sales and marketing [1]	38,391	33,252
Technology and development [1]	13,332	11,642
General and administrative [1]	33,344	19,391
Depreciation and amortization	10,875	11,070
Impairments	2,209	14,646
Other operating expense [1]	1,084	1,070
Total cost and expense	123,863	107,980
Operating loss	(44,753)	(37,379)
Other income (expense)
Interest expense	(6,491)	(4,645)
Other income, net	282	23
Change in fair value of warrant liability	27,879	(64,139)
Other gain (loss)	858	(317)
Total other income (expense), net	22,528	(69,078)
Loss before income taxes	(22,225)	(106,457)
Benefit from (provision for) income taxes	667	(278)
Net loss	$(21,558)	$(106,735)
Other comprehensive income (loss)
Foreign currency translation adjustments	(83)	131
Comprehensive loss	$(21,641)	$(106,604)

Weighted-average shares outstanding, basic and diluted	34,545	23,763

Net loss per share, basic and diluted	$(0.62)	$(4.49)

[1] Includes share-based compensation as follows:
Sales and marketing	$129	$—
Technology and development	(280)	716
General and administrative	13,098	3,504
Other operating expense	$1	$—

See Notes to Consolidated Financial Statements

Table of Contents	F - 4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except number of shares)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2016	22,232,004	$22	$190,507	$(16)	$(193,113)	$(2,600)
Net loss	—	—		—	(106,735)	(106,735)
Share-based compensation	—	—	3,618	—	—	3,618
Common stock sales	5,758,996	6	24,154	—	—	24,160
Equity instrument exercises	378,516	—	1,750	—	—	1,750
Debt instrument conversion	39,010	—	174	—	—	174
Restricted stock forfeiture	(2,500)	—	—	—	—	—
Reclassification of liability-classified stock-based compensation	—	—	(114)	—	—	(114)
Other	—	—	28	131	—	159
Balance at December 31, 2017	28,406,026	$28	$220,117	$115	$(299,848)	$(79,588)
Net loss	—	—	—	—	(21,558)	(21,558)
Effect of adopting of new revenue recognition policy	—	—	—	—	193	193
Share-based compensation	—	—	13,494	—	—	13,494
Common stock sales	5,893,428	6	13,562	—	—	13,568
Equity instrument exercises	4,753,858	5	60,887	—	—	60,892
Reclassification of liability-classified stock-based compensation	—	—	(12)	—	—	(12)
Other	—	—	(30)	(83)	—	(113)
Balance at December 31, 2018	39,053,312	$39	$308,018	$32	$(321,213)	$(13,124)
See Notes to Consolidated Financial Statements

Table of Contents	F - 5	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(21,558)	$(106,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(27,879)	64,139
Depreciation and amortization	10,875	11,070
Share-based compensation	12,948	4,220
Amortization of debt issuance costs and discount	1,005	261
Deferred taxes	527	8
Loss (gain) on disposal of long-lived assets	(922)	82
Loss on impairment of intangible assets, including goodwill	2,209	14,618
Other	162	243
Changes in operating assets and liabilities:
Accounts receivable	(3,051)	(2,283)
Prepaid expense and other assets	(5,813)	(1,781)
Accounts payable, accrued expense and other liabilities	18,985	5,379
Deferred merchant booking	(4,363)	2,036
Contract liability	669	228
Net cash used in operating activities	$(16,206)	$(8,515)
Cash flows from investing activities:
Proceeds from asset dispositions	1,140	123
Purchases of property, equipment and software	(1,478)	(1,171)
Payment of payroll costs capitalized to software in progress	(1,607)	(2,427)
Purchase of equity in unconsolidated affiliate	(480)	—
Other	—	(29)
Net cash used in investing activities	(2,425)	(3,504)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	14,553	25,910
Proceeds from debt issuance	—	3,000
Payment of debt issuance cost	(1,526)	(18)
Repayments of debt	(2,250)	—
Payment of contingent consideration related to business acquisitions	(900)	(940)
Payments of capital lease obligations	—	(179)
Net cash provided by financing activities	9,877	27,773
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,754)	15,754
Cash, cash equivalents and restricted cash:
Beginning of period	34,302	18,548
End of period	$25,548	$34,302

Supplemental cash flow information:
Cash paid for interest	$4,273	$4,060
Cash paid for income taxes	$233	$—

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock	$59,907	$—
Issuance of common stock upon conversion of debt instruments	$—	$174
Common stock subscription payable to unconsolidated affiliate	$520	$—
See Notes to Consolidated Financial Statements

Table of Contents	F - 6	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”), which include its consolidated variable-interest entities (“VIEs”), are primarily technology-focused. Our KanKan data intelligence platform serves as the basis for our development and deployment of artificial-intelligence-based (“AI-based”) solutions for businesses in many industries and geographies. We also own and operate digital media properties across multiple verticals, such as travel and entertainment and young adult lifestyle, that deliver relevant, dynamic content and e-commerce solutions. Our common stock is listed on the Nasdaq Capital Market under the ticker symbol MARK.

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

Going Concern

During the year ended December 31, 2018, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $321.2 million as of December 31, 2018. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $16.2 million during the year ended December 31, 2018. As of December 31, 2018, our cash and cash equivalents balance was $14.4 million, and we had a negative working capital balance of $58.4 million.

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

Concurrently with entering into the 2018 Aspire Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file with the Securities and Exchange Commission (the “SEC”) one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, the sale of the shares of our common stock that may be issued to Aspire Capital under the 2018 Aspire Purchase Agreement. We have filed with the SEC a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-225448) registering all of the shares of common stock that may be offered to Aspire Capital from time to time under the 2018 Aspire Purchase Agreement. As of December 31, 2018, Aspire Capital has purchased $10.0 million of shares of our common stock under the 2018 Aspire Purchase Agreement.

During the years ended December 31, 2018 and 2017, we issued a total of 5,893,428 and 5,629,661 shares of our common stock, respectively, to investors in exchange for approximately $13.6 million and $24.2 million in cash, respectively, including issuances to Aspire Capital of $10.0 million and $10.3 million, respectively. We also received cash from stock option exercises.

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

Table of Contents	F - 7	Financial Statement Index

Financing Agreement, the amendments thereto, and related documents effective as of December 31, 2018 are described in Note 11, which also describes our ongoing events of default relating to our failure to make certain required payments under the Financing Agreement as well as certain other ongoing events of default. See Note 17 for information regarding new agreements with the Lenders.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities, in conjunction with the ongoing events of default under the Financing Agreement, give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth in our Technology and Data Intelligence segment; however, we cannot provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the long term (including but not limited to payment of the amounts required under the Financing Agreement). As a result, we are actively evaluating strategic alternatives including the potential sale of certain non-core assets, investment assets and operating businesses. However, we may need to obtain additional capital through equity financing or debt financing. Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions, will play primary roles in determining whether we can successfully obtain additional capital. Additionally, pursuant to the Financing Agreement, we are subject to certain limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. We cannot be certain that we will be successful at raising additional capital.

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

•
obtain additional capital through equity issuances, including but not limited to equity issuances to Aspire Capital under its existing purchase commitment (which equity issuances may dilute existing stockholders; see Note 17 for information regarding subsequent events)

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to April 1, 2020.

Comparability

We have reclassified certain amounts in our December 31, 2017 consolidated financial statements to conform to the current presentation as of December 31, 2018. Specifically, we have changed how we present operating expense to better reflect the activities that generate such expense, and we have reclassified liabilities associated with gift cards and similar items from contract liability to other current liabilities as we continue to clarify our disclosures related to the newly-adopted revenue standard. Neither total stockholders’ deficit as of December 31, 2017 nor net loss or cash flows for the year ended December 31, 2017 changed because of the reclassifications.

Table of Contents	F - 8	Financial Statement Index

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

We use the cost method to account for equity investments in which we cannot exercise significant influence over the investee, such as with our investment in Sharecare, and the equity method for equity investments in which we can exercise significant influence over the investee, such as our investment in Beijing All-in-one Cloud Net Technology, Co. Ltd. (“AIO”) (see Note 6 for information on our investments in unconsolidated affiliates).

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all subsequent amendments (collectively “ASC 606”) using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Accumulated deficit of approximately $0.2 million. We have not retrospectively adjusted the information for the comparative period reported herein, which information we continue to report under the accounting standards in effect for that period. The amounts of revenue, accounts receivable and contract liability that we reported under ASC 606 as of and for the year ended December 31, 2018, were not materially different than the amounts we would have reported under the accounting standards previously in effect; however, the amount of deferred merchant booking reported as of the year ended December 31, 2018 would have been $0.9 million more if reported under the accounting standards previously in effect.

We recognize revenue when we transfer control of the promised goods or services to our customers, and we recognize an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. If there is uncertainty related to the timing of collections from our customer, which may be the case if our customer is not the ultimate end user of our goods, we consider this to be uncertainty of the customer’s ability and intention to pay us when consideration is due in accordance with ASC 606. Accordingly, we recognize revenue only when we have transferred control of the goods or services and consideration received from the customer is nonrefundable.

When customers pay us prior to when we satisfy our obligation to transfer control of promised goods or services, we record the amount that reflects the consideration to which we expect to be entitled as a contract liability until such time as we satisfy our performance obligation. As a result of our adoption of ASC 606, the line item previously labeled “Deferred revenue” on our Consolidated Balance Sheets is now labeled “Contract liability”; the comparative period balance as reported herein did not change as a result of our application of the modified retrospective transition approach.

For our contracts with customers, we only extend short-term credit policies to our customers, typically 30 days or less for our Travel & Entertainment segment and up to one year for large-scale projects delivered by our Technology and Data Intelligence segment.

Table of Contents	F - 9	Financial Statement Index

We record the incremental costs of obtaining contracts as an expense when incurred, because such costs would otherwise be amortized over a period of less than one year if capitalized.

Transaction Services

Our Travel & Entertainment segment generates our transaction services revenue, most of which results from the use of the merchant model under which we remain the merchant of record, but various service providers with whom we maintain relationships are ultimately responsible for delivering the underlying services for which our customers transact, such as lodging, air travel, entertainment, or tours. Our obligation to our customers is to arrange for these service providers to provide the underlying services, and we satisfy our obligation at the point in time that these service providers begin to provide the underlying service (e.g., upon the check-in date for lodging stays, upon the show/performance date for entertainment transactions, etc.). Though we are the merchant of record for transactions in which other entities provide the ultimate service, under current accounting guidance we are an agent in such transactions; therefore, we recognize revenue from transactions under the merchant model on a net basis (i.e., the amount we bill to our customers less the amounts we pay to the service providers).

To a lesser extent, we provide tour services directly to our customers. Our obligation to provide such services is satisfied at the point in time that we finish providing the tour, and we recognize the resulting revenue on a gross basis when our obligation is satisfied.

Our customers pay at the time the original transaction occurs via our sales channels, primarily the Vegas.com website and mobile application. Because the original transaction date almost always precedes the date that our performance obligation is satisfied, we record a Contract liability for the amount of consideration received (net of amounts owed to suppliers, which are recorded in deferred merchant bookings until the service date has passed). In general, we satisfy most of our performance obligations within approximately three to four months from the original transaction date, and substantially all performance obligations are satisfied within one year from the original transaction date.

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

Under contracts with two of our customers, we are required to reimburse those customers for as much as 10% of the commissions paid under the contract if the total amount of the defaults across all of the loans issued and outstanding with respect to such contract exceeds an established threshold (the “Reimbursement Obligation”). Such contracts also require us to maintain a cash deposit with those customers to support the Reimbursement Obligation, and they permit the customer to deduct the required amount of any reimbursement from such deposit. We no longer provide new candidates to those customers under those particular contracts, and none of our remaining contracts related to providing loan candidates to customers include the Reimbursement Obligation or similar terms, so the maximum amount of our liability with respect to the Reimbursement Obligation as of December 31, 2018 and going forward is $0.5 million, Further, as of December 31, 2018, the amount we have on deposit with the customers under those contracts to support the Reimbursement Obligation exceeds such maximum liability with respect to the Reimbursement Obligation, and we have not reimbursed any customer any amount of commissions paid under these contracts, nor are we required to do so because the total amount of the defaults has not exceeded the established threshold.

We have determined that the Reimbursement Obligation does not fall within the scope of ASC 606 and that we should account for it as a guarantee for accounting purposes using other GAAP. We recorded an initial liability, reported in Accrued expense and other current liabilities in our Consolidated Balance Sheets, equal to our maximum potential Reimbursement Obligation, an amount which approximated fair value. As we are released from an amount of the Reimbursement Obligation, we record the amount of reduction in the Reimbursement Obligation as data platform services revenue. We have not recorded material amounts of revenue resulting from being released from the Reimbursement Obligation.

Table of Contents	F - 10	Financial Statement Index

We also generate revenue by developing fully-integrated AI solutions which combine our proprietary technology with third-party hardware and software products to meet end-user specifications. Under one type of contract for our AI solutions, we provide a single, continuous service to clients who control the assets as we create them. Accordingly, we recognize the revenue over the period of time during which we provide the service. Under another type of contract, we have one performance obligation to provide a fully-integrated AI solution to our customer and we recognize revenue at the point in time when the completed solution is delivered to, tested by and accepted by our customer.

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

Table of Contents	F - 11	Financial Statement Index

We measure compensation expense as of the grant date for granted equity-classified instruments and as of the settlement date for granted liability-classified instruments (meaning that we re-measure compensation expense at each balance sheet date until the settlement date occurs).

Once we measure compensation expense, we recognize it over the requisite service period (generally the vesting period) of the grant, net of forfeitures as they occur.

Concentrations of Credit Risk

We maintain most of our cash, approximately 98% of which is denominated in U.S. dollars, at two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000; however, at times, cash balances may exceed the FDIC-insured limit. As of December 31, 2018, we do not believe we have any significant concentrations of credit risk, although approximately $24.3 million of our cash balance, including restricted cash, exceeded the FDIC-insured limit. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the U.S. dollar, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the U.S. dollar is devalued significantly against the Chinese currency, our cost to further develop our business in China could exceed original estimates.

Accounts Receivable

We regularly evaluate the collectability of trade receivable balances based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If we determine that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt will be recorded to reduce the related receivable to the amount expected to be recovered. We did not record a material amount of allowance for bad debt during 2018 or 2017.

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

Table of Contents	F - 12	Financial Statement Index

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value in the line item Prepaid expense and other current assets.

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

During 2018 and 2017, we recorded impairment losses on certain definite-lived intangible assets (see Note 9).

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

During 2018 and 2017, we recorded impairments of goodwill (see Note 9). During 2017, we also record an impairment related to indefinite-lived intangible assets.

Table of Contents	F - 13	Financial Statement Index

Investment

We routinely perform an assessment of our investments in Sharecare, Inc. (“Sharecare”) and in AIO to determine if they are other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to how long the security has been impaired, the amount of the impairment, the financial condition and near-term prospects of the issuer, whether the issuer is current on contractually-obligated interest and principal payments, key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

If we determine that an investment has incurred an other-than-temporary impairment, we permanently reduce the cost of the security to fair value and recognize an impairment charge in our consolidated statements of operations.

During 2018 or 2017, we did not record any impairment of our investments.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842), which changes GAAP primarily by requiring lessees to recognize, at lease commencement, a lease liability representing the present value of the lessee’s obligation to make lease payments, and a right-of-use asset representing the lessee’s right to use (or control the use of) a specified asset during the lease term, for leases classified as operating leases. For us, the amendments in ASU 2016-02 will become effective on January 1, 2019. We are designing appropriate internal controls and modifying key processes to allow for the implementation of ASU 2016-02, which we anticipate will have a material impact on our balance sheet, as we will be recording right-of-use assets and lease liabilities related to our operating leases, including our leases for office space. We do not anticipate that application of ASU 2016-02 will have a material impact on our statement of operations or cash flows. See Note 13 for information regarding our lease commitments.

Table of Contents	F - 14	Financial Statement Index

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

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category for the year ended December 31, 2018 (in thousands):

Revenue category	Year Ended December 31, 2018
Transaction services	$64,863
Data platform services	8,030
Advertising and other	6,217
Revenue	$79,110

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. Other than changes resulting from routine business activity, the balance of our Contract liability did not change significantly during the year ended December 31, 2018. We recognized revenue of $3.1 million during the year ended December 31, 2018, which was included in the beginning balance of Contract liability at January 1, 2018.

Certain Agreements in the Technology and Data Intelligence Segment

We completed two fully-integrated AI solutions in December 2018 for which we have fully performed under the agreement and title to the product passed to our customer, so we have recognized cost of revenue of $4.0 million; however, we have not recognized the $4.6 million of revenue from such projects due to uncertainty regarding the timing of collection of amounts payable to us under the agreement. The uncertainty regarding the timing of collection prevents us from determining that collectibility of all amounts payable to us under the agreements is probable, resulting in a timing difference between recognition of cost and recognition of revenue. Though we cannot recognize the revenue until collectibility is deemed probable, we expect to fully collect the amounts payable to us under our legally-enforceable agreements and, therefore, we recorded a receivable of $4.6 million in Prepaid expense and other current assets, and a liability in Accrued expense and other current liabilities on our 2018 Consolidated Balance Sheet.

Table of Contents	F - 15	Financial Statement Index

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants. As of December 31, 2018, our outstanding liability-classified warrants include the warrants we issued or that we are obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016 (the “CBG Acquisition Warrants”) and warrants we issued as a result of an amendment to the Financing Agreement related to the acquisition (the “CBG Financing Warrants”).

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	December 31,
	2018	2017
CBG Financing Warrants
Expected volatility	70.00%	60.00%
Risk-free interest rate	2.52%	1.96%
Expected remaining term (years)	1.73	2.73
CBG Acquisition Warrants
Expected volatility	70.00%	60.00%
Risk-free interest rate	2.46%	2.25%
Expected remaining term (years)	4.72	5.72

During the fourth quarter of 2018, we increased the expected volatility we use as an input to the model. We made the change after reviewing our recent stock price performance and the historical stock price volatilities of our peer group, which led us to conclude that volatility over the expected period of the warrants would be higher than we had previously estimated. In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At December 31, 2018, we estimated that one future equity financing event would potentially occur within the subsequent twelve months.

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

Change in volatility	Increase	Decrease
CBG Financing Warrants	$65	$(65)
CBG Acquisition Warrants	175	(230)

Change in stock price
CBG Financing Warrants	$30	$(30)
CBG Acquisition Warrants	115	(115)

Table of Contents	F - 16	Financial Statement Index

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Year Ended December 31,
	2018	2017
Balance at beginning of period	$89,169	$25,030
Warrant exercises	(59,907)	—
Increase (decrease) in fair value	(27,879)	64,139
Balance at end of period	$1,383	$89,169

At January 1, 2018, our outstanding liability-classified warrants included warrants we issued in connection with our acquisition of all of the outstanding equity interests in Vegas.com, LLC (“Vegas.com”) in September 2015 (the “VDC Acquisition”) and the financing related thereto (the “VDC Acquisition Warrants” and the “VDC Financing Warrants”, respectively). On January 8, 2018, holders of VDC Acquisition Warrants with respect to 2,416,996 shares of our common stock exercised such warrants. Because the VDC Acquisition Warrants provided that such warrants were exercisable on a cashless basis only, we issued a total of 750,102 shares of common stock in settlement of such warrants without receiving any proceeds from the exercise thereof.

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

The following table presents the change during the years ended December 31, 2018 and 2017 in the balance of the liability associated with the Earnout Payments (in thousands):

	December 31,
	2018	2017
Balance at beginning of period	$1,930	$2,830
Payments	(1,000)	(1,000)
Change in fair value of contingent consideration	60	100
Balance at end of period	$990	$1,930

On the Consolidated Balance Sheets, we included the liability for contingent consideration as a component of Accrued expense and other liabilities.

Table of Contents	F - 17	Financial Statement Index

NOTE 5. RESTRICTED CASH

Our restricted cash for the year ended December 31, 2018 relates to a Letter of Credit Facility Agreement between Vegas.com and Bank of America, N.A. to satisfy the requirements of several of the vendors for whom we sell products (hotel rooms, air travel, show tickets, et cetera) through our online outlets. By contract, certain vendors require letters of credit as a means of securing our payment to them of amounts related to the sales we make on their behalf. We renew the letter of credit facility annually in May, and the restrictions on the cash related to the letters of credit will remain to the extent we continue to enter into contracts requiring the security of letters of credit. In November 2018, we amended the Letter of Credit Facility Agreement to increase by $1.7 million the total amount of letters of credit we can issue, bringing the total amount of letters of credit issuable to $11.0 million.

The following table provides a reconciliation of the amounts separately reported as Cash and cash equivalents and Restricted cash on our consolidated balance sheets with the single line item reported on our consolidated statements of cash flows as Cash, cash equivalents and restricted cash (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$14,410	$22,632
Restricted cash reported in current assets	11,138	11,670
Total cash, cash equivalents and restricted cash	$25,548	$34,302

NOTE 6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of December 31, 2018, we owned approximately five percent of Sharecare’s issued capital stock and maintained representation on its Board of Directors.

During June 2018, one of our consolidated VIEs acquired a 20% interest in AIO, a Chinese technology company which provides consulting and data services to the Chinese film industry, in exchange for $1.0 million, a portion of which was paid by December 31, 2018, and a license to use our proprietary KanKan data intelligence platform in China. Based on our evaluation of the facts and circumstances related to the transaction, we determined that we will account for such transaction using the equity method of accounting. We recognize our equity in the net earnings or losses relating to AIO on a one-quarter reporting lag in our Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2018, the amount of our equity in AIO’s net earnings from the date we acquired our interest in AIO until September 30, 2018 was not material.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	December 31,
	2018	2017
Other receivables	$5,132	$1,281
Prepaid expense	2,747	2,036
Deposits	3,420	1,960
Inventory, net	587	234
Other current assets	242	7
Total	$12,128	$5,518

Table of Contents	F - 18	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

		December 31,
	Estimated Life (Years)	2018	2017
Vehicles	5	$1,296	$447
Computers and equipment	2 - 12	1,989	1,635
Furniture and fixtures	2 - 9	155	220
Software	3 - 5	21,559	20,773
Software development in progress		2,139	1,935
Leasehold improvements	1 - 10	599	328
Total property, equipment and software		$27,737	$25,338
Less accumulated depreciation and amortization		(17,167)	(11,951)
Total property, equipment and software, net		$10,570	$13,387

For the year ended December 31, 2018 and 2017, depreciation (and amortization of software) expense was $5.7 million and $5.6 million, respectively.

Table of Contents	F - 19	Financial Statement Index

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets

The following table summarizes intangible assets by category (in thousands):

	December 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$1,411	$(917)	$494	$2,591	$(1,663)	$928
Customer relationships	23,186	(14,611)	8,575	23,486	(10,539)	12,947
Media content and broadcast rights	1,350	(923)	427	2,485	(936)	1,549
Acquired technology	436	(406)	30	578	(461)	117
Other intangible assets	68	(68)	—	68	(68)	—
	$26,451	$(16,925)	$9,526	$29,208	$(13,667)	$15,541
Indefinite-lived intangible assets
Trademarks and trade names	$8,276		$8,276	$8,276		$8,276
License to operate in China	128		128	129		129
Total intangible assets	$34,855		$17,930	$37,613		$23,946

For the year ended December 31, 2018 and 2017, total amortization expense was $5.1 million and $5.5 million, respectively.

During the fourth quarter of 2017, we made certain decisions based upon information that came to our attention which led us to determine that certain of our intangible assets related to the CBG Acquisition were impaired, so we recognized a loss of approximately $5.8 million. More specifically, we decided that we would not rely on the customer base underlying our customer relationship intangible asset that we acquired in the CBG Acquisition and would therefore develop our own customer relationships, and that we would not renew the contracts underlying the media broadcast rights that we acquired in the CBG Acquisition. We also believe that certain of the other parties to the Second Amended and Restated Asset and Securities Purchase Agreement in the CBG Acquisition had fraudulently mispresented and concealed material information such that, among other consequences, the Fanstang tradename did not hold more than nominal value to us.

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

Table of Contents	F - 20	Financial Statement Index

We recognized an immaterial loss on the sale, which we reported in Other loss on our 2017 Consolidated Statement of Operations and Comprehensive Loss.

During the fourth quarter of 2018, we decided that we would outsource video production to a third party for Remark Entertainment. As a result, we determined that the remaining intangible asset related to the CBG Acquisition was impaired based on revised cash flow estimates, so we recognized an impairment loss of approximately $0.6 million.

On December 18, 2018, we and Simply FinTech, Inc. (“Simply FinTech”) entered into a quitclaim agreement (the “Simply FinTech Agreement”) under which we sold the Banks.com domain name and related rights and property to Simply FinTech. Pursuant to the Simply FinTech Agreement, in exchange for the assets we sold to Simply FinTech, we received $0.5 million in cash. We recognized a gain of approximately $0.4 million on the sale, which we reported in Other loss on our 2018 Consolidated Statement of Operations and Comprehensive Loss. See Note 15 for details regarding the sale of the IRS.com web domain.

The following table presents the aggregate amortization expense related to finite-lived intangible assets for the next five years (in thousands):

For the year ending December 31:	Amount
2019	$4,749
2020	3,481
2021	299
2022	299
2023	299

Goodwill

The following table summarizes the changes in goodwill during the year ended December 31, 2018 and December 31, 2017 (in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total	Travel and Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$18,514	$1,585	$20,099	$18,514	$8,249	$26,763
Business acquisitions	—	—	—	—	2,116	2,116
Impairment of goodwill	—	(1,585)	(1,585)	—	(8,796)	(8,796)
Other	—	—	—	—	16	16
Balance at end of period	$18,514	$—	$18,514	$18,514	$1,585	$20,099

Our sale of substantially all of Banks.com’s remaining assets during the fourth quarter of 2018 prompted us to record the impairment of goodwill noted in the table above, as we determined at that time that will not operate the Banks.com business in the future.

Table of Contents	F - 21	Financial Statement Index

NOTE 10. INCOME TAX

The following table presents the components of our provision for income taxes for the year ended December 31, 2018, and 2017, in thousands:

	Year Ended December 31,
	2018	2017
Current
Foreign	$(140)	$270
Deferred
Federal	(527)	8
Income tax provision as reported	$(667)	$278

The following table presents a reconciliation between the income tax benefit computed by applying the federal statutory rate and our actual income tax expense:

	Year Ended December 31,
	2018	2017
Income tax benefit at federal statutory rate	$(4,667)	$(36,208)
Change in deferred tax asset valuation allowance	11,806	(18,998)
Tax reform	—	22,496
Tax impact of warrants	(5,855)	21,807
Tax effects of:
Foreign tax rates different than U.S. federal statutory rate	(470)	(85)
Other permanent items	80	363
Deferred adjustments	(1,369)	11,505
Other	(192)	(602)
Income tax provision (benefit) as reported	$(667)	$278

Our 2018 effective tax rate was impacted by maintaining a valuation allowance against domestic federal net deferred tax assets and a permanent tax adjustment related to the fair value of the outstanding warrants. Our 2017 effective tax rate was impacted by maintaining a valuation allowance against domestic federal net deferred tax assets as well as the permanent tax adjustment related to the fair value of the outstanding warrants. Our 2016 effective tax rate was impacted by the recording of a valuation allowance against domestic federal net deferred tax assets and certain permanent adjustments made for tax purposes.

Table of Contents	F - 22	Financial Statement Index

The following table presents loss before income tax attributable to domestic and to foreign operations (in thousands):

	Year Ended December 31,
	2018	2017
Domestic	$(10,465)	$(107,452)
Foreign	(11,760)	995
Loss before income taxes	$(22,225)	$(106,457)

Deferred Tax Assets and Liabilities

We assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018. Such objective evidence limits our ability to consider other subjective evidence. On the basis of our evaluation, as of December 31, 2018, we continued to maintain the valuation allowance noted in the table below to recognize only the portion of the DTAs that, more likely than not, we can realize. The amount of the DTAs considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

The following table presents the components of our DTAs and DTLs (in thousands):

	December 31,
	2018	2017
Deferred Tax Assets
Net operating loss carryforwards	$36,090	$28,424
Deferred income and reserves	332	382
Amortization of intangibles	4,918	4,315
Share-based compensation expense	7,386	4,419
Differences related to stock basis in equity investment	—	233
Other	1,980	148
Gross deferred tax assets	$50,706	$37,921
Valuation allowance	(50,176)	(38,348)
Deferred tax assets, net of valuation allowance	$530	$(427)
Deferred Tax Liabilities
Depreciation of fixed assets	(744)	(314)
Gross deferred tax liabilities	(744)	(314)
Net deferred tax liability	$(214)	$(741)

Net operating losses available at December 31, 2018 to offset future taxable income in the U.S. federal, U.S. state, Hong Kong and China jurisdictions are $142.5 million, $31.7 million, $1.7 million and $10.1 million, respectively. The income tax rates in Hong Kong and China are 16.5% and 25%, respectively.

The U.S. net operating losses generated prior to 2018 expire between 2019 and 2037. The US net operating losses generated in 2018 have no expiration date and carry forward indefinitely. The net operating losses generated in Hong Kong

Table of Contents	F - 23	Financial Statement Index

have no expiration date and carry forward indefinitely, while the net operating losses generated in China have a 5-year carryover period.

 We file income tax returns in various domestic and foreign tax jurisdictions with varying statutes of limitations. We are currently under examination by the IRS in the U.S. federal jurisdiction regarding our 2016 tax year, while our 2015, 2017 and 2018 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, our 2014 through 2017 tax years generally remain subject to examination by the relevant tax authorities.

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

For the years ended December 31, 2018 and 2017, we had no unrecognized tax benefits, and we have not taken any tax positions which we expect might significantly change unrecognized tax benefits during the 12 months following December 31, 2018. We comply with tax legislation and rules that apply in jurisdictions in which we operate around the globe, to the best of our ability. In China, we incur certain business expenses subject to jurisdictionally specific requirements. While we have adhered to such rules, circumstances exist outside of our control that create uncertainty relative to our ability to sustain certain deductions. We believe, at a more likely than not level, we will sustain such deductions; however, taxing authorities in China may take an alternative position.

Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad and complex changes to the U.S. tax code that affected the 2017 tax year, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also establishes new tax laws that affect the 2018 tax year and future tax years, including, but not limited to: (1) reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) a new limitation on deductible interest expense; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) elimination of the corporate alternative minimum tax (AMT); (5) a new provision designed to tax global intangible low-taxed income (GILTI); (6) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) limitations on the deductibility of certain executive compensation; and (8) changing rules related to uses of and limitations of net operating losses (NOLs) generated after December 31, 2017.

Staff of the Securities and Exchange Commission (the “SEC”) issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act. The guidance provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting for the Tax Act under GAAP. Our accounting for all elements of the Tax Act was completed during the fourth quarter of 2018. Consistent with SAB 118, we included reasonable estimates of certain effects and, therefore, recorded provisional adjustments as of December 31, 2017 for certain aspects of the Tax Act. For others, we were not able to make reasonable estimates and did not record provision adjustments. We completed our accounting for all aspects of the Tax Act during the fourth quarter of 2018 as follows:

Impact on DTAs and DTLs from reduction of U.S. federal corporate tax rate

We computed the provisional impact of the reduced tax rate (from 35% to 21%) on our U.S. federal DTAs and DTLs, which were remeasured as of December 31, 2017. We also computed the provisional impact on our valuation allowance as it relates to our U.S. federal DTAs and DTLs and appropriately adjusted our valuation allowance as of December 31, 2017.

During the fourth quarter of 2018, we completed our accounting for the remeasured federal DTAs and DTLs and corresponding valuation allowance, making no changes to the provisional amounts recorded in the year ended December 31, 2017.

Table of Contents	F - 24	Financial Statement Index

Valuation Allowances

During the fourth quarter of 2018, we completed our accounting for the need and amount of valuation allowance, making no changes to the provisional amounts recorded in the year ended December 31, 2017.

Deemed Repatriation Tax

As of December 31, 2017, we were unable to record a reasonable estimate of the amount of transition tax. During the fourth quarter of 2018, we completed our accounting for transition tax and did not record any amount of liability because we have cumulative tax losses in all non-US tax jurisdictions.

Global Intangible Low Taxed Income (GILTI)

As of December 31, 2017, we did not make a provisional estimate for the impact of GILTI. During the fourth quarter of 2018, we completed our accounting for GILTI and have made a policy choice to account for GILTI as a current period expense when incurred.

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

Other Debt

The following table presents debt as of (in thousands):

	December 31,
	2018	2017
Loan due September 2020	$35,500	$35,500
Unamortized original issue discount	(1,418)	(836)
Unamortized debt issuance cost	(18)	(79)
Carrying value of Loan	34,064	34,585
Exit fee payable in relation to Loan	1,250	3,500
Total long-term debt	$35,314	$38,085
Less: current portion	(35,314)	(38,085)
Long-term debt, less current portion and net of debt issuance cost	$—	$—

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. We entered into Amendment No. 1 to Financing Agreement on September 20, 2016 which, among other

Table of Contents	F - 25	Financial Statement Index

changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. As of December 31, 2018, after amendments and other events described below, the Loan bore interest at three-month LIBOR (with a floor of 1%) plus 11% per annum, payable monthly, and had a maturity date of September 30, 2020. As of December 31, 2018, the applicable interest rate on the Loan was approximately 13% per annum.

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

The Financing Agreement also contains certain affirmative and negative covenants (including, but not limited to, financial covenants with respect to quarterly EBITDA levels and the value of our assets). As of December 31, 2018 and September 30, 2018, we were not in compliance with the covenants under the Financing Agreement requiring minimum revenue from our KanKan business during the year ended December 31, 2018 of $25.0 million and during the trailing nine month period ended September 30, 2018 of $12.6 million, as actual revenue from our KanKan business during such periods was $8.0 million and $5.6 million, respectively. Our non-compliance with such covenants constitute events of default under the Financing Agreement.

Table of Contents	F - 26	Financial Statement Index

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

On October 16, 2018, in connection with our discussions with Lenders regarding a resolution of the events of default then existing under the Financing Agreement described herein, we agreed to increase the amount of the exit fees payable to the Lenders under the Financing Agreement by $1.0 million. See Note 17 for additional information regarding the Lenders’ willingness to forbear from taking enforcement action as a result of our events of default.

We accounted for the Second Financing Amendment through the Fifth Financing Amendment as debt modifications, individually and collectively resulting in an immaterial amount of debt issuance cost expensed as incurred. The Fourth Financing Amendment and the Fifth Financing Amendment added additional debt discount totaling $1.5 million during the year ended December 31, 2018, while the Second Financing Amendment and the Third Financing Amendment added additional debt discount totaling $1.0 million during the year ended December 31, 2017, all of which is being amortized over the remaining term of the debt.

NOTE 12. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	December 31,
	2018	2017
Deferred rent	$1,583	$1,820
Accrued early lease termination liability	1,137	—
Contingent consideration liability	—	940
Deferred tax liability	214	741
Other	34	—
Total	$2,968	$3,501

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

The following table presents the change in the liability balance related to the early lease termination (in thousands):

December 31,
2018
Balance at beginning of period	$—
Establishment of early lease termination liability	2,295
Payment of rent and other costs	(1,039)
Receipt of amounts due under subleases	223
Other	22
Balance at end of period	$1,501

Table of Contents	F - 27	Financial Statement Index

NOTE 13. COMMITMENTS AND CONTINGENCIES

Letters of Credit

As detailed in Note 5, we are party to a letter of credit facility under which certain third parties could potentially require us to make payment. At December 31, 2018, we had restricted approximately $11.1 million of cash for potential payments under our letter of credit facility.

Lease Commitments

We are party to various operating leases for office space, certain of which contain rent escalation clauses and renewal options, under which we incur rent expense that we recognize on a straight-line basis over the lease term. Our operating lease obligations expire on various future dates, with the latest expiring in 2024. For the years ended December 31, 2018 and 2017, we incurred approximately $4.8 million and $3.1 million of rent expense, respectively.

The following table presents future minimum lease payments under non-cancelable operating leases (in thousands):

Future Minimum Lease Payments
2019	$3,713
2020	3,262
2021	3,169
2022	2,686
2023	1,793
Thereafter	301
Total	$14,924

We did not reduce future minimum lease payments in the table above by minimum sublease rentals of approximately $2.2 million due in the future under noncancelable subleases.

Other Commitment

On February 22, 2018, Vegas.com entered into an agreement for use of a suite at the new stadium being built in Las Vegas for the Vegas Raiders team of the National Football League. Under the agreement, we are obligated to pay $0.2 million on each of March 1, 2019 and March 1, 2020, and thereafter we are obligated to pay an aggregate of $7.2 million in 14 annual installments beginning on the March 1st after the Vegas Raiders play their first game in the new stadium.

Contingencies

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities related to such proceedings.

Pursuant to the terms of the purchase agreement we entered into in connection with the VDC Acquisition, we are obligated to make one more Earnout Payment, which is due in the second quarter of 2019. As of December 31, 2018 we have accrued approximately $1.0 million related to the Earnout Payment.

Table of Contents	F - 28	Financial Statement Index

NOTE 14. STOCKHOLDERS' EQUITY, STOCK-BASED COMPENSATION AND NET LOSS PER SHARE

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

As of December 31, 2018, we have issued to Aspire Capital a total of 3,308,812 shares of our common stock under the 2018 Aspire Purchase Agreement, including 3,095,238 shares purchased by Aspire Capital for an aggregate purchase price of

Table of Contents	F - 29	Financial Statement Index

$10.0 million, and 213,574 shares issued to Aspire Capital upon executing the 2018 Aspire Purchase Agreement. We also issued the shares of our common stock in settlement of the warrants as described in Note 4.

During the years ended December 31, 2018 and 2017, we issued a total of 2,584,616 and 2,110,379 shares of our common stock to investors in certain private placements in exchange for approximately $3.6 million and $13.8 million in cash, respectively.

Stock-Based Compensation

We are authorized to issue equity-based awards with respect to as many as 525,000, 10,000,000 and 10,000,000 shares of our common stock under our 2010 Equity Incentive Plan, our 2014 Incentive Plan, and our 2017 Incentive Plan, respectively, each of which our stockholders have approved. We also award cash bonuses (“China Cash Bonuses”) to our employees in China, which grants are not subject to a formal incentive plan and which can only be settled in cash. We grant such awards to attract, retain and motivate eligible officers, directors, employees and consultants. Under each of the plans, we have granted shares of restricted stock and options to purchase common stock to our officers and employees with exercise prices equal to or greater than the fair value of the underlying shares on the grant date.

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

We estimate the fair value of stock option awards using the BSM Model. During the periods noted, we applied the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017
Expected term in years	6.0	6.0
Expected volatility	60%	50%
Expected dividends	—%	—%
Risk-free interest rate	2.37%	2.00%

We estimated the expected term based upon historical data. The risk-free interest rate is based on the U.S. Treasury yield curve appropriate for the expected term on the date of grant, and we estimate the expected volatility primarily using the historical volatility of our common stock. Actual compensation, if any, ultimately realized may differ significantly from the amount estimated using an option-pricing model.

Table of Contents	F - 30	Financial Statement Index

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of December 31, 2018, and changes during the twelve months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	9,397,056	$3.80
Granted	1,915,500	6.78
Exercised	(381,445)	2.58
Forfeited, cancelled or expired	(56,262)	5.61
Outstanding at December 31, 2018	10,874,849	$4.36	7.5	$—
Exercisable at December 31, 2018	10,630,224	$4.33	7.5	$—

The following table summarizes the status of non-vested stock options as of December 31, 2018, and changes during the year then ended:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2018	1,111,826	$1,202
Granted	1,915,500	12,758
Vested	(2,742,359)	13,449
Forfeited	(40,342)	69
Non-vested at December 31, 2018	244,625	$439

For the year ended December 31, 2017, the weighted-average grant-date fair value of options granted was $3.1 million.
For the years ended December 31, 2018 and 2017, we received proceeds from stock option exercises totaling approximately $1.0 million and $1.8 million, respectively, while the total intrinsic values of all stock option exercises during each of such years was approximately $1.5 million and $1.1 million, respectively.

As of December 1, 2017, we changed the way we compensate our employees in China. On that date, we cancelled stock options previously issued to China employees and compensated such employees with China Cash Bonuses. The amount and timing of each China Cash Bonus paid is determined in a manner similar to stock appreciation rights. We accounted for the change to China Cash Bonuses, which affected approximately 40 of our China employees, as modifications of the original awards, recognizing incremental compensation expense of approximately $0.5 million in 2017.

The following table summarizes activity related to the liability-classified China Cash Bonuses as of December 31, 2018, and changes during the twelve months then ended:

Table of Contents	F - 31	Financial Statement Index

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	266,500	$3.84
Granted	1,421,375	5.92
Exercised	(7,875)	4.23
Forfeited, cancelled or expired	(215,250)	5.70
Outstanding at December 31, 2018	1,464,750	$5.60	9.1	$—
Exercisable at December 31, 2018	500,000	$5.19	8.8	$—

During the year ended December 31, 2018, we did not award restricted stock under our equity incentive plans.

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Year Ended December 31,
	2018	2017
Stock options	$13,494	$2,765
China Cash Bonuses	(546)	602
Restricted stock	—	853
Total	$12,948	$4,220

The following table presents information regarding unrecognized share-based compensation cost associated with stock options and China Cash Bonuses:

December 31, 2018
Unrecognized share-based compensation cost for non-vested awards (in thousands):
Stock options	355
China Cash Bonuses	203
Weighted-average years over which unrecognized share-based compensation expense will be recognized:
Stock options	1.1
China Cash Bonuses	1.1

Net Income (Loss) per Share

For the years ended December 31, 2018 and 2017, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include:

•	the outstanding stock options described above;

Table of Contents	F - 32	Financial Statement Index

•
the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued), and the outstanding CBG Financing Warrants, which may be exercised to purchase 3,221,777 shares of our common stock at an exercise price of $4.56 per share; and

•
the warrants issued in conjunction with our acquisition of Hotelmobi, Inc., which may be exercised to purchase 1,000,000 shares of our common stock, half at an exercise price of $8.00 per share and half at an exercise price of $12.00 per share.

NOTE 15. RELATED PARTY TRANSACTIONS

On June 11, 2018, we sold the IRS.com web domain to a company in which our former CFO has a significant ownership interest. The consideration consisted of a cash payment of approximately $0.6 million and assumed liabilities of approximately $0.1 million. We recognized a gain of approximately $0.6 million on the transaction which is reported in Other gain (loss) on our 2018 Consolidated Statement of Operations and Comprehensive Loss.

One of our senior managers owns the equity interests of one of the VIEs that we consolidate, and we loaned money to him during the fourth quarter of 2017 to fund the registered capital of such VIE. Of the amount we loaned, approximately $0.7 million had not yet been deposited in the VIE’s bank account as of December 31, 2017, so we reported the outstanding amount in Other receivables on our consolidated balance sheet as of that date. There was only a de minimis balance outstanding as of December 31, 2018.

NOTE 16. SEGMENT INFORMATION

We currently report on two segments: our Travel & Entertainment segment, which provides our customers with access to a full range of travel and entertainment services in Las Vegas and surrounding areas, and our Technology & Data Intelligence segment, which provides products and services to our customers based upon the data collected and processed by our proprietary data intelligence software.

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

The following table presents certain financial information regarding our business segments and other entities for the years ended December 31, 2018 and 2017 (in thousands):

	Travel & Entertainment	Technology & Data Intelligence	Corporate Entity and Other	Consolidated
Year Ended December 31, 2018
Revenue	$69,057	$8,030	$2,023	$79,110
Adjusted EBITDA	$9,043	$(11,061)	$(15,563)	$(17,581)

Year Ended December 31, 2017
Revenue	$61,543	$5,744	$3,314	$70,601
Adjusted EBITDA	$6,562	$(3,116)	$(11,183)	$(7,737)

Table of Contents	F - 33	Financial Statement Index

The following table reconciles Adjusted EBITDA for our business segments to Operating loss (in thousands):

	Travel & Entertainment	Technology & Data Intelligence	Corporate Entity and Other	Consolidated
Year Ended December 31, 2018
Adjusted EBITDA	$9,043	$(11,061)	$(15,563)	$(17,581)
Less:
Depreciation and amortization	(8,786)	(653)	(1,436)	(10,875)
Impairments	—	—	(2,209)	(2,209)
Share-based compensation expense	(523)	185	(12,610)	(12,948)
Other income, net	(15)	(225)	(42)	(282)
Plus:
Other loss	28	2	(888)	(858)
Operating loss	$(253)	$(11,752)	$(32,748)	$(44,753)

Year Ended December 31, 2017
Adjusted EBITDA	$6,562	$(3,116)	$(11,183)	$(7,737)
Less:
Depreciation and amortization	(8,473)	(520)	(2,077)	(11,070)
Impairments	—	—	(14,646)	(14,646)
Share-based compensation expense	—	—	(4,220)	(4,220)
Other income, net	(19)	(3)	(1)	(23)
Plus:
Other loss	125	6	186	317
Operating loss	$(1,805)	$(3,633)	$(31,941)	$(37,379)

The following table presents total assets for our segments (in thousands):

	December 31,
	2018	2017
Travel and entertainment segment	$73,089	$75,820
Technology and data intelligence segment	15,563	7,579
Corporate entity and other business units	5,156	20,138
Consolidated	$93,808	$103,537

In the table above, we have restated total segment assets at December 31, 2017 for our Technology and Data Intelligence segment as well as the balance of total assets related to our corporate entity and other business units to conform to the current year presentation. We made the reporting change in response to a change in the way we analyze asset balances when making resource allocation decisions at the segment level.

Capital expenditures for our travel and entertainment segment totaled $2.2 million and $2.3 million during the years ended December 31, 2018 and 2017, respectively, while capital expenditures for our technology and data intelligence segment totaled $0.7 million and $1.2 million during the same periods, respectively.

Table of Contents	F - 34	Financial Statement Index

NOTE 17. SUBSEQUENT EVENTS

Agreements with Lenders

On March 15, 2019, we entered into a Membership Interest Purchase Agreement (the “VDC Purchase Agreement”) with VDC-MGG Holdings LLC, a Delaware limited liability company (“Purchaser”). Pursuant to the terms of the VDC Purchase Agreement, we agreed to sell to Purchaser all of the issued and outstanding membership interests of Vegas.com, for an aggregate purchase price of $30 million (the “VDC Transaction”). By purchasing the membership interest of Vegas.com, the Purchaser effectively assumed an amount of negative working capital. The cash proceeds of the VDC Transaction will be used to pay amounts due under that certain Financing Agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”), by and among us and certain of our subsidiaries as borrowers, certain of our subsidiaries as guarantors, the lenders from time to time party thereto (the “Lenders”), and MGG Investment Group LP (“MGG”), in its capacity as collateral agent and administrative agent for the Lenders, of which approximately $10.0 million will remain outstanding after giving effect to the application of such cash proceeds. The Purchaser is an affiliate of MGG.

The VDC Purchase Agreement contains representations, warranties, covenants, indemnification provisions and closing conditions customary for transactions of this type. The VDC Purchase Agreement also contains a restriction on Vegas.com making any payment or transfer of funds, cash or any other asset to us or our other subsidiaries in excess of $150,000 in the aggregate in any 30-day period from and after the date of the VDC Purchase Agreement. Additionally, the VDC Purchase Agreement contains the following closing conditions, among others: (i) Vegas.com’s purchasing at its expense a six-year tail directors’ and officers’ liability insurance policy; (ii) with respect to certain intellectual property license agreement pursuant to which certain intellectual property is licensed to Vegas.com, execution and delivery of an assignment of such agreement by the licensor party to such agreement to the record owner of the relevant intellectual property; and (iii) approval of the VDC Transaction by the holders of a majority of our outstanding shares of common stock (“Stockholder Approval”). Under the VDC Purchase Agreement, we also agreed that we will not, and we will cause Vegas.com not to, engage in certain transactions or take certain actions prior to closing without Purchaser’s prior written consent.

The VDC Purchase Agreement is subject to customary termination provisions, and also may be terminated (i) by Purchaser, if we did not file a preliminary proxy statement related to the VDC Purchase Agreement with the SEC within five business days after the date of the VDC Purchase Agreement (we filed the preliminary proxy statement on March 22, 2019), (ii) by either party, if our stockholders vote on approval of the VDC Purchase Agreement and the VDC Transaction at a stockholder meeting held for such purpose (the “Special Meeting”) and Stockholder Approval is not obtained, (iii) by either party, if the closing does not occur before June 15, 2019, which deadline may be extended by Purchaser in its sole discretion to August 15, 2019 if Stockholder Approval is not obtained by June 15, 2019, or (iv) by either party, if our board of directors (the “Board”) makes a “Seller Adverse Recommendation Change” (as defined in the VDC Purchase Agreement) in accordance with the terms of the VDC Purchase Agreement, which may relate to, among other things, the Board’s approval of an alternative third party acquisition proposal. The Board’s ability to make a Seller Adverse Recommendation Change is subject to the Board’s determination, after consultation with independent financial advisors and outside legal counsel, that the failure to make such a Seller Adverse Recommendation Change would be inconsistent with the Board’s fiduciary duties under applicable law. Additionally, before the Board can make a Seller Adverse Recommendation Change, we are required to give Purchaser notice and, if and to the extent desired by Purchaser, negotiate with Purchaser in good faith to make adjustments to the terms of the VDC Purchase Agreement.

 In connection with our entry into the VDC Purchase Agreement, in its capacity as administrative agent and collateral agent for the Lenders, MGG provided us with a letter in which MGG (a) consented to the VDC Transaction, or to an alternative transaction to sell all of the issued and outstanding membership interests of Vegas.com under certain limited conditions (an “Alternative Transaction”) and (b) agreed it is willing to forbear from taking enforcement actions under the Financing Agreement and applicable law, effective on such date as we pay certain outstanding costs and expenses of the Lenders payable under the Financing Agreement, through up to June 4, 2019. The forbearance will terminate early under certain circumstances, including but not limited to the following: (i) if any event of default occurs under the Financing Agreement, other than those previously specified by us to the Lenders; (ii) if we or Vegas.com breach or default under the VDC Purchase Agreement; (iii) if the VDC Purchase Agreement is terminated for any reason other than for us to enter into an agreement with respect to an Alternative Transaction under the conditions specified in the VDC Purchase Agreement; (iv) if we do not file a preliminary proxy statement with the SEC within five business days after the date of the VDC Purchase Agreement; (v) if we do not file a definitive proxy statement with the SEC within three business days after expiration of the required 10-day waiting period after filing the preliminary proxy statement, or if we receive SEC comments, on the earlier of (x) three business days after resolution

Table of Contents	F - 35	Financial Statement Index

of such comments and (y) April 24, 2019; (vi) if we do not hold the Special Meeting within 40 calendar days after the filing of the definitive proxy statement with the SEC; and (vii) if the VDC Transaction does not close in accordance with the VDC Purchase Agreement within one business day after the Special Meeting. The forbearance letter with MGG also (i) restricts Vegas.com from transferring cash or other assets to us or our other subsidiaries in excess of $150,000 in any 30-day consecutive period, (ii) restricts us and our domestic subsidiaries from transferring cash or other assets to our foreign subsidiaries in excess of $10,000, other than the transfer of cash proceeds from certain future equity issuances and (iii) requires us to deliver to MGG a rolling 13-week cash flow forecast each week.

If MGG’s forbearance expires, as a result of existing events of default under the Financing Agreement (as previously disclosed in our filings with the SEC), the Lenders may declare our obligations under the Financing Agreement, including all unpaid principal and interest, due and payable immediately and exercise such other rights available to them under the Financing Agreement, which could have a material adverse effect on our financial condition. Additionally, in connection with our entry into the VDC Purchase Agreement, we are in discussions with MGG regarding a resolution of the existing events of default under the Financing Agreement and an amendment to the Financing Agreement, anticipated to be entered into at the closing of the VDC Transaction. We cannot provide any assurance that we will be successful in completing the VDC Transaction or resolving the existing events of default under the Financing Agreement, or that the Lenders will forbear from taking any enforcement actions against us.

Sale of Common Stock

On March 21, 2019, we sold 1,666,667 shares of our common stock to Aspire Capital in exchange for $2.5 million.

New Common Stock Purchase Agreement

On March 29, 2019, we entered into a common stock purchase agreement (the “2019 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2019 Aspire Purchase Agreement. Upon the satisfaction of certain commencement conditions set forth in the 2019 Aspire Purchase Agreement, the 2019 Aspire Purchase Agreement will replace the 2018 Aspire Purchase Agreement, which will terminate under the terms of the 2019 Aspire Purchase Agreement. In consideration for entering into the 2019 Aspire Purchase Agreement, upon commencement of the 2019 Aspire Purchase Agreement, we will issue to Aspire Capital $0.9 million of shares of our common stock.

Under the 2019 Aspire Purchase Agreement, on any trading day over the 30-month term of such agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 50,000 shares of our common stock per trading day, up to an aggregate of $30.0 million under the 2019 Aspire Purchase Agreement, at a per share price (the “Purchase Price”) equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the 10 consecutive trading days ending on the trading day immediately preceding the purchase date.

The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $250,000, unless otherwise mutually agreed. The parties may mutually agree to increase the number of shares of our common stock that may be purchased per trading day pursuant to the terms of the 2019 Aspire Purchase Agreement to 3,000,000 shares.

In addition, on any trading day on which we submit a Purchase Notice to Aspire Capital to purchase at least 50,000 shares, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares we may determine, and a minimum purchase price threshold equal to the greater of (i) 80% of the closing price of our common stock on the trading day immediately preceding the VWAP Purchase Date or (ii) a higher price that may be determined by us. The purchase price per share pursuant to such VWAP Purchase Notice will be equal to the lesser of (i) the closing sale price of our common stock on the VWAP Purchase Date, or (ii) 97% of the volume-weighted average price for our common stock traded on its principal market on the VWAP Purchase Date.

Table of Contents	F - 36	Financial Statement Index

We may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

In addition, Aspire Capital will not be required to buy any shares of our common stock pursuant to a Purchase Notice on any trading day on which the closing trade price of our common stock is below $0.25. There are no trading volume requirements or restrictions under the 2019 Aspire Purchase Agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the 2019 Aspire Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the 2019 Aspire Purchase Agreement. The 2019 Aspire Purchase Agreement may be terminated by us at any time, at our discretion, without any cost to us. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates will engage in any direct or indirect short-selling or hedging our common stock during any time prior to the termination of the 2019 Aspire Purchase Agreement.

The 2019 Aspire Purchase Agreement provides that the total number of shares that may be issued pursuant to such agreement is limited to 8,140,373 shares (the “2019 Aspire Exchange Cap”), or 19.99% of our shares of common stock outstanding as of the date of the 2019 Aspire Purchase Agreement, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval is not obtained, such limitation will not apply after the 2019 Aspire Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2019 Aspire Purchase Agreement is equal to or greater than $1.85 per share. The 2019 Aspire Purchase Agreement also provides that at no time will Aspire Capital (together with its affiliates) beneficially own more than 19.99% of our outstanding shares of common stock.

Pending Settlement of CBG Litigation

In January 2019, we and CBG and the CBG’s joint official liquidators (the “JOLs”) entered into a Stipulation for Settlement which sets forth the binding terms of our settlement agreement (the “Stipulation for Settlement”). Pursuant to the Stipulation for Settlement, we shall issue fully-transferable warrants on a non-diluted basis allowing for the purchase of 5,710,000 shares of our common stock at a per-share exercise price of $6.00, which warrants are exercisable for a period of 5 years from the date of the Stipulation for Settlement, and which we have the right to cause the warrant holders to exercise if the closing price of our common stock is $8.00 or greater on any 5 non-consecutive days in any consecutive 30-day trading window. The parties to the Stipulation for Settlement also agreed to negotiate anti-dilution provisions for the warrants. In exchange for the foregoing consideration, the parties to the Stipulation for Settlement agreed to release their claims against each other and enter into a written definitive settlement agreement. After entering into the Stipulation for Settlement, the JOLs demanded the warrants also include an exchange right. We rejected this request as it is a material term that was not included in the Stipulation for Settlement, which we believe is binding and enforceable. We filed a motion to enforce the Stipulation for Settlement on March 12, 2019, and intend to vigorously protect our rights thereunder.

Table of Contents	F - 37	Financial Statement Index