Form 10-K/A
period 2018-12-31
REMARK HOLDINGS, INC.
filed 2019-04-30
CIK 1368365

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
As of April 26, 2019, 43,005,159 shares of our common stock were outstanding.

EXPLANATORY NOTE

Remark Holdings, Inc. (“Remark”, “we”, “us” or “our”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original Filing”), to provide by amendment the information required by Items 10 through 14 (Part III) of Form 10-K, and to update Item 15, rather than by incorporation by reference to a definitive proxy statement for our 2019 annual meeting of stockholders that we will file with the SEC. We are including new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The following table and paragraphs set forth information regarding our executive officers and directors, including the business experience for the past five years (and, in some instances, for prior years) of each such executive officer and director.

Name	Age	Position
Kai-Shing Tao	42	Chief Executive Officer and Chairman of the Board
Alison Davidson	44	Interim Chief Financial Officer
Theodore P. Botts	73	Director and Chairman of the Audit Committee
William W. Grounds	63	Director and Chairman of the Compensation Committee
Brett Ratner	50	Director
Daniel Stein	43	Director and Chairman of the Nominating and Governance Committee

Executive Officers

Kai-Shing Tao has served as our Chief Executive Officer since December 2012, previously serving as Co-Chief Executive Officer since October 2012, and as a member of our board of directors (the “Board”) since 2007 and Chairman of the Board since October 2012. Mr. Tao also has served as Chairman and Chief Investment Officer of Pacific Star Capital Management, L.P. (“Pacific Star Capital”), a private investment group, since January 2004. Prior to founding Pacific Star Capital, Mr. Tao was a Partner at FALA Capital Group, a single-family investment office, where he headed the global liquid investments outside the operating companies. Mr. Tao has been a director of Paradise Entertainment Limited (SEHK: 1180), a Hong-Kong-Stock-Exchange-traded company engaged in casino services and the development, supply and sales of electronic gaming systems, since April 2014. Mr. Tao previously was a director of Playboy Enterprises, Inc. from May 2010 to March 2011. Mr. Tao is a graduate of the New York University Stern School of Business.

Alison Davidson has served as our Vice President, Finance since February 2014 and as our Interim Chief Financial Officer since August 2018. From November 2006 until December 2013, Ms. Davidson served as the Vice President of Finance at Aristocrat Technologies Inc., a global subsidiary of Aristocrat Leisure Limited, a gaming machine manufacturer. Ms. Davidson started her career in public accounting at KPMG as a senior auditor before moving to Hutchison Whampoa, Ltd., a Fortune Global 500 investment holding company, auditing their global subsidiaries. Ms. Davidson earned a Bachelor of Business Administration in Accounting and Management Information Systems from the University of Houston and is a licensed CPA.

Non-Employee Directors

Theodore P. Botts has served as a member of our Board since 2007. Mr. Botts has been the President of Kensington Gate Capital, LLC, a private corporate finance advisory firm, since April 2001. Previously, Mr. Botts served as Chief Financial Officer of StereoVision Entertainment, Inc., a film entertainment company, from July 2007 until September 2008. Prior to 2000, Mr. Botts served in executive capacities at UBS Group and Goldman Sachs in London and New York. Mr. Botts also served on the board of directors and as chairman of the audit committee of INTAC International, Inc. from 2002 until its merger with a predecessor of Remark in 2006. Mr. Botts served as a member of the board and chairman of both the compensation and audit committees of Crystal Peak Minerals (CPMMF) from 2012 to 2018. Mr. Botts also served as a member of the Board of Trustees and head of development for REACH Prep, a non-profit organization serving the educational needs of underprivileged African-American and Latino children in Fairfield and Westchester counties, from 2003 to 2012. Mr. Botts graduated with highest honors from Williams College and received an MBA from the New York University Stern School of Business.

William W. Grounds has served as a member of our Board since October 2013. Mr. Grounds has been the President and a director of Infinity World Development Corp. (“Infinity World”), an affiliate of Dubai World, a sovereign wealth fund, since

Table of Contents	1

April 2008. Previously, Mr. Grounds held various senior executive positions, including with Investa Property Group Ltd. from April 2002 to May 2007 and MFS Ltd. from June 2007 to March 2008, and other senior positions in the real estate investment and development industry. Mr. Grounds currently serves as a director of MGM Resorts International (NYSE: MGM), a global hospitality company, CityCenter Holdings, LLC, a 50/50 joint venture of Infinity World and MGM Resorts International, and Nevada Public Radio (KNPR).

Brett Ratner has been a member of our Board since March 2017. Mr. Ratner is one of Hollywood's most successful filmmakers. His films have grossed more than $2 billion at the global box office. He has served as an executive producer on films such as the Golden-Globe-winning and Oscar-winning The Revenant, starring Leonardo DiCaprio, executive producer and director of the Golden Globe-nominated FOX series Prison Break, and executive producer of the television series Rush Hour, based on his hit films. Mr. Ratner, along with his business partner James Packer, formed RatPac Entertainment, a film finance and media company, in 2013. Since inception, RatPac Entertainment has co-financed 63 theatrically-released motion pictures exceeding $11.6 billion in worldwide box office receipts. In 2017, he received a coveted star on the Hollywood Walk of Fame. Mr. Ratner received a Bachelor in Fine Arts degree from New York University’s Tisch School of the Arts. He is currently attending Harvard University’s Business School Graduate Program.

Daniel Stein has served as a member of our Board since March 2017. Since 2012, Daniel Stein has served as the Senior Vice President of Analytics Services & Product Strategy at Crossix Solutions, Inc., a healthcare analytics and data company, where he is responsible for driving innovation across the Crossix product suite, including platform, digital and TV-based solutions. Prior to joining Crossix, Mr. Stein spent eight years at Digitas and Digitas Health, an advertising agency, where he led the Strategy and Analysis group in New York. At Digitas Health, he built a team focused on leveraging analytics to help pharma and health-focused clients optimize their marketing plans and partnerships. Mr. Stein brings almost 20 years of media, marketing and agency experience focusing on innovation. Previously, he worked at Scholastic, where he developed interactive and direct marketing plans to support teachers and parents, and he gained additional healthcare experience at PricewaterhouseCoopers, where he designed and built comprehensive health & welfare systems for large companies. Mr. Stein graduated from the University of Pennsylvania with a B.A. in Economics. He has not served on any other boards or committees in the last five years.

Director Qualifications

The Board comprises a diverse group of leaders in their respective fields. Some of the current directors have senior leadership experience at major domestic and international corporations. In these positions, they have gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. Some of our directors also have experience serving on boards of directors and board committees of other public companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Other directors have experience as principals in private investment and advisory firms, which brings financial expertise and unique perspectives to the Board. Our directors also have other experience that makes them valuable members, such as experience managing technology and media companies, or developing and pursuing investment or business opportunities in international markets, which provides insight into strategic and operational issues faced by Remark.

The Nominating and Governance Committee believes that the above-mentioned attributes, along with the leadership skills and other experiences of the directors described below, provide us with a diverse range of perspectives and judgment necessary to guide our strategies and monitor their execution.

Kai-Shing Tao

•	Knowledge and experience regarding Remark from serving as our Chief Executive Officer since December 2012

•
Global financial industry and investment experience and extensive knowledge of Asian markets as Chief Investment Officer of Pacific Star Capital and a former member of the U.S.-China and U.S.-Taiwan Business Council

•	Outside public company board experience as a former director of Playboy Enterprises, Inc.

Table of Contents	2

Theodore P. Botts

•	Global financial advisory experience and extensive knowledge of the technology sector as President of Kensington Gate Capital, LLC

•	Outside board experience as a director and chairman of the audit committee of INTAC International

•	Global financial industry experience as an executive at UBS Group and Goldman Sachs

William Grounds

•	Senior executive and board-level experience as President of Infinity World and a director of MGM Resorts International

•	Global business experience in operational and governance roles for businesses and investments in many foreign markets

Brett Ratner

•	Extensive experience in the entertainment industry, including co-founding and operating a successful film finance and media company

Daniel Stein

•	Operational experience leading data monetization efforts for analytics companies, leveraging partnerships with top digital, television and media companies

•	Oversees all product strategy for Crossix Solutions, Inc., a leading technology company currently focused in healthcare

•	More than 19 years of media, marketing and agency experience focusing on innovation

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under §16(a) of the Exchange Act, our directors, executive officers and holders of more than 10% of our common stock, $0.001 par value per share (“Common Stock”), must file initial reports of ownership and reports of changes in ownership with the SEC, and under SEC regulations, they must furnish us with copies of all §16(a) forms filed. To our knowledge, based solely upon our review of the copies of the forms furnished to us, we believe that our directors, executive officers and holders of more than 10% of our Common Stock complied with all §16(a) filing requirements during 2018, except that on August 17, 2018, Ms. Davidson filed a Statement of Changes in Beneficial Ownership on Form 4 covering one transaction that occurred on August 13, 2018, and on January 24, 2018, Mr. Tao filed a Statement of Changes in Beneficial Ownership on Form 4 covering one transaction that occurred on January 19, 2018.

Table of Contents	3

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, officers and directors. A copy of the Code of Ethics is publicly available on our website at ir.remarkholdings.com/corporate-governance. Amendments to the Code of Ethics or any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will also be disclosed on our website.

Audit Committee

The Audit Committee of our Board is comprised of Messrs. Botts, Grounds and Stein, each of whom is independent under applicable NASDAQ listing standards.  Mr. Botts serves as Chairman of the Audit Committee.

The Board determined that Mr. Botts qualifies as an “audit committee financial expert”, as defined under the Exchange Act.  The Board made a qualitative assessment of Mr. Botts’ level of knowledge and experience based on a number of factors, including his experience as a financial professional.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the dollar amounts of various forms of compensation earned by our named executive officers (“NEOs”) during the years noted:

	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Kai-Shing Tao [1]	2018	$343,269	—	—	$11,557,000	—	$11,900,269
Chairman and CEO	2017	350,000	—	$702,900	176,400	—	1,229,300
Alison Davidson [2]	2018	246,635	$112,500	—	707,000	—	1,066,135
Interim CFO	2017	200,000	—	—	196,500	—	396,500
Douglas M. Osrow [3]	2018	118,173	137,500	—	—	$87,500	343,173
Former CFO	2017	262,500	—	—	176,400	—	438,900

Note:
The Stock Awards and Option Awards columns in the table above reflect the aggregate grant date fair value of the respective awards granted in the year noted. For a discussion of the assumptions and methodologies used to calculate these amounts, please see Note 14 to the consolidated financial statements included in Item 8 of the Original Filing.

1.
For 2018, the option award represents an option to purchase 1,300,000 shares of Common Stock at an exercise price of $7.81 per share awarded to Mr. Tao on December 15, 2017, subject to stockholder approval, which the stockholders approved on January 19, 2018 and which vested in full upon such stockholder approval. For 2017, the option award represents an option to purchase 180,000 shares of Common Stock at an exercise price of $1.99 per share awarded to Mr. Tao on June 20, 2017, which vested in full on June 30, 2017. The stock award represents 90,000 shares of Common Stock granted to Mr. Tao on December 15, 2017.

2.
Ms. Davidson was appointed to serve as our Interim Chief Financial Officer on August 13, 2018. In 2018, we paid Ms. Davidson a discretionary cash bonus for past service. For 2018, the option award represents an option to purchase 350,000 shares of Common Stock at an exercise price of $3.51 per share awarded to Ms. Davidson on August 13, 2018, which vested 50% on August 13, 2018, 25% on September 30, 2018 and 25% on December 31, 2018. For 2017, the option award represents an option to purchase 150,000 shares of Common Stock at an exercise price of $1.99 per share awarded to Ms. Davidson on June 20, 2017, which vested 50% on June 30, 2017, 25% on September 30, 2017 and 25% on December 31, 2017.

3.
Mr. Osrow resigned from his position as our Chief Financial Officer effective May 15, 2018. In 2018, prior to his resignation, we paid Mr. Osrow a discretionary cash bonus for past service. During 2018, pursuant to a consulting arrangement we entered into with Mr. Osrow following his resignation, we paid Mr. Osrow $87,500 for certain consulting services he provided to Remark. For 2017,

Table of Contents	4

the option award represents an option to purchase 180,000 shares of Common Stock at an exercise price of $1.99 per share awarded to Mr. Osrow on June 20, 2017, which vested in full on June 30, 2017.

Employment Agreements

Each of Mr. Tao and Ms. Davidson are employees “at will” and we do not have employment agreements with any of our NEOs.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding our NEOs’ unexercised options to purchase our Common Stock as of December 31, 2018 (all stock awards to our NEOs had vested as of December 31, 2018):

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Kai-Shing Tao	1,300,000	$7.81	01/19/2028
	180,000	1.99	06/20/2027
	1,500,000	4.04	11/09/2026
	350,000	4.10	08/18/2025
	650,000	4.29	07/28/2025
	442,750	6.30	02/17/2024
Alison Davidson	350,000	3.51	08/13/2028
	150,000	1.99	06/20/2027
	150,000	4.44	01/20/2026
	150,000	4.05	07/01/2025
	25,000	6.30	02/19/2024
	25,000	6.30	02/18/2024
Douglas M. Osrow	23,364	1.99	06/20/2027
	100,000	4.04	11/09/2026
	279,458	4.29	07/28/2025
	75,000	6.30	02/17/2024
	37,400	5.00	10/30/2023

Equity Incentive Plans

We have granted stock options and restricted stock under our 2010 Equity Incentive Plan adopted June 15, 2010, our 2014 Incentive Plan adopted on February 17, 2014 and amended on December 23, 2014 and January 11, 2016, and our 2017 Incentive Plan adopted on January 19, 2018. The amount of stock options or shares of stock we grant to recipients generally depends upon their particular position with Remark and their achievement of certain performance metrics established by the Board. The Compensation Committee must approve all grants.

Table of Contents	5

Director Compensation

The Compensation Committee periodically awards our non-employee directors with equity-based compensation. The non-employee directors did not receive any awards during the fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents information with respect to the beneficial ownership of our Common Stock as of April 26, 2019, by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding Common Stock;

•	each of our directors and NEOs; and

•	all of our directors and executive officers as a group.

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

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of Common Stock. The information relating to our 5% beneficial owners is based on information we received from such holders. The percentage of beneficial ownership is based on 43,005,159 shares of Common Stock outstanding as of April 26, 2019.

Except as otherwise noted below, the address of persons listed in the following table is:

c/o Remark Holdings, Inc.
3960 Howard Hughes Parkway, Suite 900
Las Vegas, Nevada 89169

Table of Contents	6

	Number of Common Stock Shares	Percentage of Outstanding Common Stock Shares
Persons known to beneficially own more than 5%
Ernest T. Lee [1]	5,343,569	12.4%
Digipac LLC [2]	5,246,314	12.2%
Directors and NEOs
Kai-Shing Tao [3]	10,200,634	21.5%
Alison Davidson [4]	860,000	2.0%
Douglas M. Osrow [5]	515,222	1.2%
Theodore P. Botts [6]	294,184	*
William W. Grounds [7]	262,000	*
Brett Ratner [8]	125,000	*
Daniel Stein [9]	75,000	*
All executive officers and directors as a group (6 persons) [10]	11,816,818	24.1%

* Represents holdings of less than 1% of shares outstanding.

1.
Consists of 4,414,881 shares of Common Stock held by Mr. Lee, 888,888 shares of Common Stock held by Urban Casinos, 37,600 shares of Common Stock held by Mr. Lee’s wife and 2,200 shares of Common Stock held by Mr. Lee’s son. As the President of Urban Casinos, Mr. Lee may be deemed to beneficially own the shares of Common Stock held by Urban Casinos. The address of Mr. Lee is 3271 South Highland Drive #704, Las Vegas, NV 89109. This disclosure is based on information contained in a Schedule 13G/A filed by Mr. Lee and Urban Casinos with the SEC on February 11, 2019.

2.
Consists of shares of Common Stock. Mr. Tao, as the manager and a member of Digipac, LLC (“Digipac”), may be deemed to beneficially own the shares of Common Stock beneficially owned by Digipac. Mr. Tao disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of Digipac is One Hughes Center Drive, Unit 1601, Las Vegas, Nevada 89169.

3.
Consists of (i) 234,749 shares of Common Stock held by Mr. Tao, (ii) 4,422,750 shares of Common Stock issuable upon exercise of options held by Mr. Tao, (iii) 5,246,314 shares of Common Stock held by Digipac, (iv) 275,000 shares of Common Stock held by Pacific Star Capital and (v) 21,821 shares of Common Stock held by Pacific Star HSW LLC (“Pacific Star HSW”). Mr. Tao, as the manager and a member of Digipac, the Chief Investment Officer and sole owner of Pacific Star Capital, and the control person of Pacific Star HSW, may be deemed to beneficially own the shares of Common Stock beneficially owned by Digipac, Pacific Star Capital and Pacific Star HSW. Mr. Tao disclaims beneficial ownership of the shares of Common Stock beneficially owned by Digipac and Pacific Star HSW, except to the extent of his pecuniary interest therein.

4.	Includes 850,000 shares of Common Stock issuable upon exercise of options.

5.	Based on information provided by Mr. Osrow, who resigned from his position as our Chief Financial Officer effective May 15, 2018.

6.	Includes 252,857 shares of Common Stock issuable upon exercise of options.

7.	Includes 250,000 shares of Common Stock issuable upon exercise of options.

8.	Consists of 125,000 shares of Common Stock issuable upon exercise of options.

9.	Consists of 75,000 shares of Common Stock issuable upon exercise of options.

10.
Consists of 5,841,211 shares of Common Stock and 5,975,607 shares of Common Stock issuable upon exercise of options. Excludes shares beneficially owned by Mr. Osrow, who is no longer an executive officer of Remark.

Table of Contents	7

Securities Authorized for Issuance Under Equity Compensation Plans

We incorporate the required information regarding securities authorized for issuance under equity compensation plans by reference to the subsection entitled Securities Authorized for Issuance Under Equity Compensation Plans in Item 12 of the Original Filing.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Agreement with Brett Ratner

On June 29, 2016, we entered into an advisory agreement (the “Advisory Agreement”) with Brett Ratner, one of our directors, under which he was to: (a) make himself available, at our request, for purposes of consulting on matters related to our business, (b) use reasonable efforts to enhance our business prospects by, among other things, providing business contacts, (c) attend our Board meetings at our request, and (d) perform such other functions as mutually agreed with us. Concurrent with the execution of the Advisory Agreement, and in compensation for the services Mr. Ratner was to provide thereunder, we awarded him an option to purchase 50,000 shares of our Common Stock at an exercise price of $4.22 per share. As a result of Mr. Ratner’s election to our Board on March 1, 2017, we terminated the Advisory Agreement, and the non-vested portion of his stock option award was deemed to vest on June 29, 2017.

Stock Purchases by Ernest T. Lee

On November 2, 2018 and December 4, 2018, we sold 200,000 shares and 2,000,000 shares, respectively, of Common Stock to Ernest T. Lee, a beneficial owner of more than 5% of Common Stock, in exchange for $0.5 million and $2.6 million, respectively. On November 13, 2017, we sold 142,857 shares of Common Stock to Mr. Lee in exchange for $0.5 million.

Director Independence

The Board has determined that all of our current non-employee directors are independent within the meaning of SEC and NASDAQ rules. The Board has also determined that all directors serving on the Audit Committee, Nominating and Governance Committee and Compensation Committee are independent within the meaning of SEC and NASDAQ rules.

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

Each new engagement of Cherry Bekaert LLP (“Cherry Bekaert”) has been approved in advance by the Board, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

Table of Contents	8

Fees Billed for the 2018 and 2017 Fiscal Years

The following table presents the aggregate fees billed, by type of fee, in relation to services provided to us by Cherry Bekaert (in thousands):

	Year Ended December 31,
	2018	2017
Audit	$616	$390
Audit-related	—	—
Tax	—	—
All other	13	5
Total	$629	$395

The fees billed in the all-other category represent compensation for services performed in relation to the filing of registration statements.

Table of Contents	9

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following documents are filed as part of this Amendment, and they supplement the exhibits filed and furnished with the Original Filing:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Table of Contents	10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	April 30, 2019	By:	/s/ Alison Davidson
Alison Davidson
Interim Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kai-Shing Tao
Kai-Shing Tao	Chief Executive Officer and Chairman (principal executive officer)	April 30, 2019

/s/ Alison Davidson
Alison Davidson	Interim Chief Financial Officer (principal financial and accounting officer)	April 30, 2019

/s/ Theodore Botts
Theodore Botts	Director	April 30, 2019

/s/ Brett Ratner
Brett Ratner	Director	April 30, 2019

/s/ William Grounds
William Grounds	Director	April 30, 2019

/s/ Daniel Stein
Daniel Stein	Director	April 30, 2019