Form 10-Q
period 2019-03-31
REMARK HOLDINGS, INC.
filed 2019-05-10
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MARK	The NASDAQ Stock Market LLC

As of May 8, 2019, a total of 43,005,159 shares of our common stock were outstanding.

Table of Contents	i

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

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$16,512	$14,410
Restricted cash	11,139	11,138
Trade accounts receivable, net	4,416	6,369
Prepaid expense and other current assets	13,500	12,128
Notes receivable, current	100	100
Total current assets	45,667	44,145
Property and equipment, net	9,654	10,570
Operating lease assets	6,108	—
Investment in unconsolidated affiliates	1,960	2,005
Intangibles, net	16,749	17,930
Goodwill	18,514	18,514
Other long-term assets	852	644
Total assets	$99,504	$93,808
Liabilities and Stockholders’ Equity
Accounts payable	$21,276	$30,876
Accrued expense and other current liabilities	31,921	24,664
Deferred merchant booking	10,747	4,664
Contract liability	6,089	4,063
Note payable	3,000	3,000
Current maturities of long-term debt, net of unamortized discount and debt issuance cost	35,547	35,314
Total current liabilities	108,580	102,581
Operating lease liabilities, long-term	7,339	—
Warrant liability	2,799	1,383
Other liabilities	254	2,968
Total liabilities	118,972	106,932

Commitments and contingencies (Note 14)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,722,229 and 39,053,312 shares issued and outstanding; each at March 31, 2019 and December 31, 2018, respectively	41	39
Additional paid-in-capital	310,618	308,018
Accumulated other comprehensive income	(62)	32
Accumulated deficit	(330,065)	(321,213)
Total stockholders’ deficit	(19,468)	(13,124)
Total liabilities and stockholders’ deficit	$99,504	$93,808
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$19,463	$16,724
Cost and expense
Cost of revenue (excluding depreciation and amortization)	4,369	4,032
Sales and marketing	10,107	9,351
Technology and development	3,502	3,049
General and administrative	4,606	18,564
Depreciation and amortization	2,472	2,718
Other operating expense	251	216
Total cost and expense	25,307	37,930
Operating loss	(5,844)	(21,206)
Other income (expense)
Interest expense	(1,525)	(1,406)
Other income (expense), net	(41)	11
Change in fair value of warrant liability	(1,416)	8,610
Other loss	(26)	(31)
Total other income (expense), net	(3,008)	7,184
Loss before income taxes	(8,852)	(14,022)
Benefit from (provision for) income taxes	—	(31)
Net loss	$(8,852)	$(14,053)
Other comprehensive income (loss)
Foreign currency translation adjustments	(94)	198
Comprehensive loss	$(8,946)	$(13,855)

Weighted-average shares outstanding, basic and diluted	39,258	32,395

Net loss per share, basic and diluted	$(0.23)	$(0.43)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2017	28,406,026	28	220,117	115	(299,848)	(79,588)
Net loss	—	—	—	—	(14,053)	(14,053)
Effect of adopting of new revenue recognition policy	—	—	—	—	193	193
Share-based compensation	—	—	11,861	—	—	11,861
Equity instrument exercises	4,436,373	5	60,186	—	—	60,191
Reclassification of liability-classified stock-based compensation	—	—	(12)	—	—	(12)
Other	—	—	—	198	—	198
Balance at March 31, 2018	32,842,399	$33	$292,152	$313	$(313,708)	$(21,210)

Balance at December 31, 2018	39,053,312	$39	$308,018	$32	$(321,213)	$(13,124)
Net loss	—	—	—	—	(8,852)	(8,852)
Share-based compensation	—	—	98	—	—	98
Common stock sales	1,666,667	2	2,498	—	—	2,500
Equity instrument exercises	2,250	—	4	—	—	4
Other	—	—	—	(94)	—	(94)
Balance at March 31, 2019	40,722,229	$41	$310,618	$(62)	$(330,065)	$(19,468)

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$(71)	$329
Cash flows from investing activities:
Purchases of property, equipment and software	(10)	(915)
Payment of payroll costs capitalized to software in progress	(314)	(490)
Acquisition of unconsolidated affiliate	(6)	—
Net cash used in investing activities	(330)	(1,405)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,504	284
Net cash provided by financing activities	2,504	284
Net change in cash, cash equivalents and restricted cash	2,103	(792)
Cash, cash equivalents and restricted cash:
Beginning of period	25,548	34,302
End of period	$27,651	$33,510

Supplemental cash flow information:
Cash paid for interest	$13	$1,028

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon warrant exercise	$—	$59,907
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

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

Going Concern

During the three months ended March 31, 2019, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $330.1 million as of March 31, 2019. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $0.1 million during the three months ended March 31, 2019. As of March 31, 2019, our cash and cash equivalents balance was $16.5 million, and we had a negative working capital balance of $62.9 million.

On March 29, 2019, we entered into a common stock purchase agreement (the “2019 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2019 Aspire Purchase Agreement. The 2019 Aspire Purchase Agreement, which we describe in more detail in Note 15, terminated and replaced the common stock purchase agreement we had entered into with Aspire Capital on July 2, 2018 (the “2018 Aspire Purchase Agreement”).

Concurrently with entering into the 2019 Aspire Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file with the Securities and Exchange Commission (the “SEC”) one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, the sale of the shares of our common stock that may be issued to Aspire Capital under the 2019 Aspire Purchase Agreement. We have filed with the SEC a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-225448) registering all of the shares of common stock that may be offered to Aspire Capital from time to time under the 2019 Aspire Purchase Agreement. As of March 31, 2019, Aspire Capital had not made any purchases of shares of our common stock under the 2019 Aspire Purchase Agreement.

During the three months ended March 31, 2019, we issued a total of 1,666,667 shares of our common stock to Aspire Capital under the 2018 Aspire Purchase Agreement in exchange for approximately $2.5 million. We did not issue our common stock in private sales during the three months ended March 31, 2019, and we did not sell any shares of our common stock during the three months ended March 31, 2018. We did receive cash from stock option exercises.

We are a party to a financing agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP (“MGG”), in its capacity as collateral agent and administrative agent for the Lenders, pursuant to which the Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $35.5 million (the “Loan”). The terms of the Financing Agreement, the amendments thereto, and related documents effective as of March 31, 2019 are described in Note 12, which also describes our ongoing event of default relating to our failure to make certain required payments under the Financing Agreement as well as certain other ongoing events of default.

On March 15, 2019, we entered into a Membership Interest Purchase Agreement (the “VDC Purchase Agreement”) with VDC-MGG Holdings LLC, a Delaware limited liability company (the “Purchaser”). Pursuant to the terms of the VDC Purchase Agreement, we agreed to sell to the Purchaser all of the issued and outstanding membership interests of Vegas.com, LLC (“Vegas.com”) for an aggregate purchase price of $30 million (the “VDC Transaction”). By purchasing the membership interests of Vegas.com, the Purchaser will effectively assume an amount of negative working capital. The cash proceeds of the VDC Transaction will be used to pay amounts due under the Financing Agreement, of which approximately $10.0 million will

Table of Contents	5	Financial Statement Index

remain outstanding after giving effect to the application of such cash proceeds. The Purchaser is an affiliate of MGG. We provide more detail regarding the VDC Purchase agreement in Note 12.

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

•
obtain additional capital through equity issuances, including but not limited to equity issuances to Aspire Capital under its existing purchase commitment (which equity issuances may dilute existing stockholders)

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to May 10, 2020.

Comparability

We have reclassified certain amounts in our March 31, 2018 unaudited condensed consolidated financial statements to conform to the current presentation as of March 31, 2019. Specifically, we have changed how we present operating expense to better reflect the activities that generate such expense. Neither total stockholders’ deficit as of March 31, 2018 nor net loss or cash flows for the three months ended March 31, 2018 changed because of the reclassifications.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2019, with the audited Consolidated Balance Sheet amounts as of December 31, 2018 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Table of Contents	6	Financial Statement Index

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of March 31, 2019, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K (the “2018 Form 10-K”).

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

Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP. While preparing our unaudited condensed consolidated financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets, the useful lives of property and equipment, stock-based compensation, the fair value of the warrant liability, income taxes, inventory reserve and purchase price allocation, among other items.

Changes to Significant Accounting Policies - Leases

We adopted Accounting Standards Codification Topic 842, Leases (“ASC 842”), as of January 1, 2019. When adopting ASC 842 we elected several practical expedients permitted under the transition guidance within ASC 842, which, among other things, allowed us to carry forward the historical lease classification and to avoid recording leases that had expired prior to the date of adoption. We also elected to combine the lease and non-lease components of our leases for office space (which represent the largest portion of our operating lease assets and liabilities) and not to record leases with initial terms of 12 months or less (short-term leases) on the balance sheet. We amortize the cost of short-term leases on a straight-line basis over the lease term.

As of January 1, 2019, our adoption of ASC 842 added $7.7 million of operating lease assets, $2.2 million of current operating lease liabilities (reported in Accrued expense and other current liabilities) and $8.9 million of long-term operating lease liabilities to our balance sheet, and it removed $3.3 million of previously-recorded deferred rent and early lease termination liabilities; it had no effect on consolidated net loss or consolidated cash flows.

Table of Contents	7	Financial Statement Index

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements. The pronouncements that we have already adopted, except as noted above for leases, did not have a material effect on our financial condition, results of operations, cash flows or reporting thereof, and except as otherwise noted above, we do not believe that any of the pronouncements that we have not yet adopted will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

NOTE 3. REVENUE

We are not required to include disclosures related to remaining performance obligations because substantially all of our contracts with customers have an original expected duration of one year or less.

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
Revenue category	March 31, 2019	March 31, 2018
Transaction services	$17,345	$13,852
Data platform services	425	1,183
Advertising and other	1,693	1,689
Revenue	$19,463	$16,724

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the three months ended March 31, 2019, our contract liability changed only as a result of routine business activity. We recognized revenue of $3.2 million and $2.9 million during the three months ended March 31, 2019 and 2018, respectively, which was included in the beginning balance of Contract liability at January 1st of the respective period.

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase common stock. As of March 31, 2019, our outstanding liability-classified warrants include the warrants we issued or that we are obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016 (the “CBG

Table of Contents	8	Financial Statement Index

Acquisition Warrants”) and warrants we issued as a result of an amendment to the Financing Agreement related to the acquisition (the “CBG Financing Warrants”).

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	March 31,	December 31,
	2019	2018
CBG Financing Warrants
Expected volatility	70.00%	70.00%
Risk-free interest rate	2.34%	2.52%
Expected remaining term (years)	1.48	1.73
CBG Acquisition Warrants
Expected volatility	70.00%	70.00%
Risk-free interest rate	2.22%	2.46%
Expected remaining term (years)	4.47	4.72

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At March 31, 2019, we estimated that five future equity financing events would potentially occur within the subsequent twelve months.

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

Change in volatility	Increase	Decrease
CBG Financing Warrants	$100	$165
CBG Acquisition Warrants	460	405

Change in stock price
CBG Financing Warrants	$65	$100
CBG Acquisition Warrants	290	115

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2019	2018
Balance at beginning of period	$1,383	$89,169
Warrant exercises	—	(59,907)
Increase (decrease) in fair value	1,416	(27,879)
Balance at end of period	$2,799	$1,383

Table of Contents	9	Financial Statement Index

At January 1, 2018, our outstanding liability-classified warrants included warrants we issued in connection with our acquisition of all of the outstanding equity interests in Vegas.com in September 2015 (the “VDC Acquisition”) and the financing related thereto (the “VDC Acquisition Warrants” and the “VDC Financing Warrants”, respectively). On January 8, 2018, holders of VDC Acquisition Warrants with respect to 2,416,996 shares of our common stock exercised such warrants. Because the VDC Acquisition Warrants provided that such warrants were exercisable on a cashless basis only, we issued a total of 750,102 shares of common stock in settlement of such warrants without receiving any proceeds from the exercise thereof.

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

Contingent Consideration Issued in Business Acquisition

We used the discounted cash flow valuation technique to estimate the fair value of the liability related to certain cash payments stipulated in the VDC Acquisition that were contingent upon the performance of Vegas.com in the years ended December 31, 2016, 2017, and 2018 (the “Earnout Payments”). The significant unobservable inputs that we used, which we classify in Level 3 of the fair value hierarchy, were projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), the probability of achieving certain amounts of EBITDA, and the rate used to discount the liability.

The following table presents the change during the three months ended March 31, 2019 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$990
Payments	—
Change in fair value of contingent consideration (included in Other loss)	10
Balance at end of period	$1,000

On the Condensed Consolidated Balance Sheets, we included the liability for contingent consideration as a component of Accrued expense and other liabilities.

NOTE 5. RESTRICTED CASH

Our restricted cash as of March 31, 2019 and December 31, 2018 relates to a Letter of Credit Facility Agreement between Vegas.com and Bank of America, N.A. to satisfy the requirements of several of the vendors for whom we sell products (hotel rooms, air travel, show tickets, etc.) through our online outlets. By contract, certain vendors require letters of credit as a means of securing our payment to them of amounts related to the sales we make on their behalf. We renew the letter of credit facility annually in May, and the restrictions on the cash related to the letters of credit will remain to the extent we continue to enter into contracts requiring the security of letters of credit.

Table of Contents	10	Financial Statement Index

The following table provides a reconciliation of the amounts separately reported as Cash and cash equivalents and Restricted cash on our Condensed Consolidated Balance Sheets with the single line item reported on our consolidated statements of cash flows as Cash, cash equivalents and restricted cash (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$16,512	$14,410
Restricted cash reported in current assets	11,139	11,138
Total cash, cash equivalents and restricted cash	$27,651	$25,548

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of March 31, 2019, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

During June 2018, one of our consolidated VIEs acquired a 20% interest in Beijing All-in-one Cloud Net Technology, Co. Ltd. (“AIO”), a Chinese technology company which provides consulting and data services to the Chinese film industry, in exchange for $1.0 million, a portion of which was paid by March 31, 2019, and a license to use our proprietary KanKan data intelligence platform in China. Based on our evaluation of the facts and circumstances related to the transaction, we determined that we will account for such transaction using the equity method of accounting. We recognize our equity in the net earnings or losses relating to AIO on a one-quarter reporting lag in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2019, the amount of our equity in AIO’s net earnings for their quarter ended December 31, 2018 was not material.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	March 31, 2019	December 31, 2018
Other receivables	$6,329	$5,132
Prepaid expense	3,077	2,747
Deposits	3,395	3,420
Inventory, net	504	587
Other current assets	195	242
Total	$13,500	$12,128

Table of Contents	11	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	March 31, 2019	December 31, 2018
Vehicles	5	$1,296	$1,296
Computers and equipment	2 - 12	2,002	1,989
Furniture and fixtures	2 - 9	155	155
Software	3 - 5	21,630	21,559
Software development in progress		2,446	2,139
Leasehold improvements	1 - 10	604	599
Total property, equipment and software		$28,133	$27,737
Less accumulated depreciation		(18,479)	(17,167)
Total property, equipment and software, net		$9,654	$10,570

For the three months ended March 31, 2019 and 2018, depreciation (and amortization of software) expense was $1.3 million and $1.4 million, respectively.

NOTE 9. LEASES

We lease office space, vehicles and equipment under contracts we classify as operating leases. None of our leases are financing leases. Several of our leases include one or more options to renew; however, as of March 31, 2019, we are not reasonably certain that we will exercise the renewal options and we have not included such renewal options in the lease liabilities or disclosures herein.

As of March 31, 2019, the current portion of our operating lease liability was $2.0 million and was reported in Accrued expense and other current liabilities on our Unaudited Condensed Consolidated Balance Sheet.

During the three months ended March 31, 2019, we recognized $0.8 million and $0.1 million, respectively, of operating lease cost and short-term lease cost in General and administrative expense, and $0.3 million of short-term lease cost in Sales and marketing expense. The operating lease cost was net of $0.3 million of sublease income.

We reported within operating cash flows $0.8 million of cash paid for amounts included in the measurement of operating lease liabilities.

As of March 31, 2019, our operating leases had a weighted-average remaining lease term of approximately 51 months, and we used a weighted-average discount rate of 13% to measure our operating lease liabilities.

Table of Contents	12	Financial Statement Index

Maturity of Lease Liabilities

The following table presents information regarding the maturities of our undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our March 31, 2019 Unaudited Condensed Consolidated Balance Sheet (in thousands).

Operating lease liabilities maturing during the next:
One year	$3,086
Two years	2,693
Three years	2,632
Four years	2,222
Five years	1,655
Thereafter	—
Total undiscounted cash flows	$12,288
Present value of cash flows	$9,339

Lease liabilities on balance sheet:
Short-term	2,000
Long-term	7,339
Total lease liabilities	$9,339

Significant Judgments

When accounting for our leases, we make certain judgments, such as whether a contract contains a lease or what discount rate to use, that affect the determination of the amount of our lease assets and liabilities. Based on the current facts and circumstances related to our contracts, none of the judgments we make involve an elevated degree of qualitative significance or complexity such that further disclosure is warranted.

Table of Contents	13	Financial Statement Index

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	March 31, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$1,417	$(937)	$480	$1,411	$(917)	$494
Customer relationships	23,186	(15,689)	7,497	23,186	(14,611)	8,575
Media content and broadcast rights	1,350	(990)	360	1,350	(923)	427
Acquired technology	436	(428)	8	436	(406)	30
Other intangible assets	68	(68)	—	68	(68)	—
	$26,457	$(18,112)	$8,345	$26,451	$(16,925)	$9,526
Indefinite-lived intangible assets
Trademarks and trade names	$8,276		$8,276	$8,276		$8,276
License to operate in China	128		128	128		128
Total intangible assets	$34,861		$16,749	$34,855		$17,930

Total amortization expense was $1.2 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the changes in goodwill during the three months ended March 31, 2019 and the year ended December 31, 2018 (in thousands):

	Three Months Ended March 31, 2019			Year Ended December 31, 2018
	Travel & Entertainment Segment	Corporate Entity and Other Business Units	Total	Travel & Entertainment Segment	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$18,514	$—	$18,514	$18,514	$1,585	$20,099
Impairment of goodwill	—	—	—	—	(1,585)	(1,585)
Balance at end of period	$18,514	$—	$18,514	$18,514	$—	$18,514

Table of Contents	14	Financial Statement Index

NOTE 11. INCOME TAX

Our effective tax rate (“ETR”) from continuing operations was 0.0% for the three months ended March 31, 2019. The quarterly ETR has not significantly differed from our historical annual ETR because we continue to maintain a full valuation allowance.

NOTE 12. DEBT

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

Other Debt

The following table presents debt (in thousands) as of:

	March 31, 2019	December 31, 2018
Loan due September 2020	$35,500	$35,500
Unamortized original issue discount	(1,188)	(1,418)
Unamortized debt issuance cost	(15)	(18)
Carrying value of Loan	34,297	34,064
Exit fee payable in relation to Loan	1,250	1,250
Total long-term debt	$35,547	$35,314
Less: current portion	(35,547)	(35,314)
Long-term debt, less current portion and net of debt issuance cost	$—	$—

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. We entered into Amendment No. 1 to Financing Agreement on September 20, 2016 which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. As of March 31, 2019, after amendments and other events described below, the Loan bore interest at three-month LIBOR (with a floor of 1%) plus 11% per annum, payable monthly, and had a maturity date of September 30, 2020. As of March 31, 2019, the applicable interest rate on the Loan was approximately 14% per annum.

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

Table of Contents	15	Financial Statement Index

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

The Financing Agreement also contains certain affirmative and negative covenants (including, but not limited to, financial covenants with respect to quarterly EBITDA levels and the value of our assets). As of March 31, 2019, we were not in compliance with the covenant under the Financing Agreement requiring minimum revenue from our KanKan business during the trailing twelve-month period ended March 31, 2019 of $30.0 million, as actual revenue from our KanKan business during such period was $7.3 million. We were also not in compliance with the covenants under the Financing Agreement requiring minimum revenue from our KanKan business during the year ended December 31, 2018 of $25.0 million and during the trailing nine-month period ended September 30, 2018 of $12.6 million. Our non-compliance with such covenants constitute events of default under the Financing Agreement.

As a result of our ongoing events of default under the Financing Agreement, we have classified the debt as current in the accompanying balance sheet.

Agreements with Lenders

On March 15, 2019, we entered into the VDC Purchase Agreement with the Purchaser. Pursuant to the terms of the VDC Purchase Agreement, we agreed to sell to the Purchaser all of the issued and outstanding membership interests of Vegas.com, for an aggregate purchase price of $30 million. By purchasing the membership interests of Vegas.com, the Purchaser will effectively assume an amount of negative working capital. The cash proceeds of the VDC Transaction will be used to pay amounts due under the Financing Agreement, of which approximately $10.0 million will remain outstanding after giving effect to the application of such cash proceeds.

The VDC Purchase Agreement contains representations, warranties, covenants, indemnification provisions and closing conditions customary for transactions of this type. The VDC Purchase Agreement also contains a restriction on Vegas.com making any payment or transfer of funds, cash or any other asset to us or our other subsidiaries in excess of $150,000 in the aggregate in any 30-day period from and after the date of the VDC Purchase Agreement. Additionally, the VDC Purchase Agreement contains the following closing conditions, among others: (i) Vegas.com’s purchasing at its expense a six-year tail directors’ and officers’ liability insurance policy; (ii) with respect to a certain intellectual property license agreement pursuant to

Table of Contents	16	Financial Statement Index

which certain intellectual property is licensed to Vegas.com, execution and delivery of an assignment of such agreement by the licensor party to such agreement to the record owner of the relevant intellectual property; and (iii) approval of the VDC Transaction by the holders of a majority of our outstanding shares of common stock (“Stockholder Approval”). Under the VDC Purchase Agreement, we also agreed that we will not, and we will cause Vegas.com not to, engage in certain transactions or take certain actions prior to closing without the Purchaser’s prior written consent.

The VDC Purchase Agreement is subject to customary termination provisions, and also may be terminated (i) by the Purchaser, if we did not file a preliminary proxy statement related to the VDC Purchase Agreement with the SEC within five business days after the date of the VDC Purchase Agreement (we filed the preliminary proxy statement on March 22, 2019), (ii) by either party, if our stockholders vote on approval of the VDC Purchase Agreement and the VDC Transaction at a stockholder meeting held for such purpose (the “Special Meeting”) and Stockholder Approval is not obtained, (iii) by either party, if the closing does not occur before June 15, 2019, which deadline may be extended by the Purchaser in its sole discretion to August 15, 2019 if Stockholder Approval is not obtained by June 15, 2019, or (iv) by either party, if our board of directors (the “Board”) makes a “Seller Adverse Recommendation Change” (as defined in the VDC Purchase Agreement) in accordance with the terms of the VDC Purchase Agreement, which may relate to, among other things, the Board’s approval of an alternative third-party acquisition proposal. The Board’s ability to make a Seller Adverse Recommendation Change is subject to the Board’s determination, after consultation with independent financial advisors and outside legal counsel, that the failure to make such a Seller Adverse Recommendation Change would be inconsistent with the Board’s fiduciary duties under applicable law. Additionally, before the Board can make a Seller Adverse Recommendation Change, we are required to give the Purchaser notice and, if and to the extent desired by the Purchaser, negotiate with the Purchaser in good faith to make adjustments to the terms of the VDC Purchase Agreement.

 In connection with our entry into the VDC Purchase Agreement, in its capacity as administrative agent and collateral agent for the Lenders, MGG provided us with a letter in which MGG (a) consented to the VDC Transaction, or to an alternative transaction to sell all of the issued and outstanding membership interests of Vegas.com under certain limited conditions (an “Alternative Transaction”) and (b) agreed it is willing to forbear from taking enforcement actions under the Financing Agreement and applicable law, effective on such date as we pay certain outstanding costs and expenses of the Lenders payable under the Financing Agreement, through up to June 4, 2019. The forbearance will terminate early under certain circumstances, including but not limited to the following: (i) if any event of default occurs under the Financing Agreement, other than those previously specified by us to the Lenders; (ii) if we or Vegas.com breach or default under the VDC Purchase Agreement; (iii) if the VDC Purchase Agreement is terminated for any reason other than for us to enter into an agreement with respect to an Alternative Transaction under the conditions specified in the VDC Purchase Agreement; (iv) if we do not file a preliminary proxy statement with the SEC within five business days after the date of the VDC Purchase Agreement; (v) if we do not file a definitive proxy statement with the SEC within three business days after expiration of the required 10-day waiting period after filing the preliminary proxy statement, or if we receive SEC comments, on the earlier of (x) three business days after resolution of such comments and (y) April 24, 2019; (vi) if we do not hold the Special Meeting within 40 calendar days after the filing of the definitive proxy statement with the SEC; and (vii) if the VDC Transaction does not close in accordance with the VDC Purchase Agreement within one business day after the Special Meeting. The forbearance letter with MGG also (i) restricts Vegas.com from transferring cash or other assets to us or our other subsidiaries in excess of $150,000 in any 30-day consecutive period, (ii) restricts us and our domestic subsidiaries from transferring cash or other assets to our foreign subsidiaries in excess of $10,000, other than the transfer of cash proceeds from certain future equity issuances and (iii) requires us to deliver to MGG a rolling 13-week cash flow forecast each week. We filed the preliminary and definitive proxy statements with the SEC within the required time frames, and the Special Meeting is scheduled to occur within the required time frame.

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

Table of Contents	17	Financial Statement Index

NOTE 13. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

	March 31, 2019	December 31, 2018
Deferred rent	$—	$1,583
Accrued early lease termination liability	—	1,137
Deferred tax liability, net	214	214
Other	40	34
Total	$254	$2,968

NOTE 14. COMMITMENTS AND CONTINGENCIES

Letters of Credit

As detailed in Note 5, we are party to a letter of credit facility under which certain third parties could potentially require us to make payment. At March 31, 2019, we had restricted approximately $11.1 million of cash for potential payments under our letter of credit facility.

Other Commitment

On February 22, 2018, Vegas.com entered into an agreement for use of a suite at the new stadium being built in Las Vegas for the Vegas Raiders team of the National Football League. Under the agreement, we are obligated to pay $0.2 million on March 1, 2020, and thereafter we are obligated to pay an aggregate of $7.2 million in 14 annual installments beginning on the March 1st after the Vegas Raiders play their first game in the new stadium.

Contingencies

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities, exclusive of the liability for the Earnout Payment related to the VDC Acquisition.

NOTE 15. STOCKHOLDERS' EQUITY, STOCK-BASED COMPENSATION AND NET LOSS PER SHARE

Equity Issuances

On March 29, 2019, we entered into the 2019 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2019 Aspire Purchase Agreement. Upon the satisfaction of certain commencement conditions set forth in the 2019 Aspire Purchase Agreement, the 2019 Aspire Purchase Agreement will replace the 2018 Aspire Purchase Agreement, which will terminate under the terms of the 2019 Aspire Purchase Agreement. In consideration for entering into the 2019 Aspire Purchase Agreement, upon commencement of the 2019 Aspire Purchase Agreement, we agreed to issue to Aspire Capital $0.9 million of shares of our common stock.

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

Table of Contents	18	Financial Statement Index

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

We may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the 2019 Aspire Purchase Agreement, so long as the most recent purchase has been completed.

In addition, Aspire Capital will not be required to buy any shares of our common stock pursuant to a Purchase Notice that is received by Aspire Capital on any trading day on which the last closing trade price of our common stock is below $0.25. There are no trading volume requirements or restrictions under the 2019 Aspire Purchase Agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the 2019 Aspire Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the 2019 Aspire Purchase Agreement. The 2019 Aspire Purchase Agreement may be terminated by us at any time, at our discretion, without any cost to us. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates will engage in any direct or indirect short-selling or hedging our common stock during any time prior to the termination of the 2019 Aspire Purchase Agreement.

The 2019 Aspire Purchase Agreement provides that the total number of shares that may be issued pursuant to such agreement is limited to 8,140,373 shares (the “Exchange Cap”), or 19.99% of our shares of common stock outstanding as of the date of the 2019 Aspire Purchase Agreement, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval is not obtained, such limitation will not apply after the Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2019 Aspire Purchase Agreement is equal to or greater than $1.85 per share. The 2019 Aspire Purchase Agreement also provides that at no time will Aspire Capital (together with its affiliates) beneficially own more than 19.99% of our outstanding shares of common stock.

As of March 31, 2019, we have issued to Aspire Capital a total of 4,975,479 shares of our common stock under the 2018 Aspire Purchase Agreement, consisting of 4,761,905 shares purchased by Aspire Capital for an aggregate purchase price of $12.5 million, and 213,574 shares issued to Aspire Capital upon execution of the 2018 Aspire Purchase Agreement.

During the three months ended March 31, 2019, we issued a total of 1,666,667 shares of our common stock to Aspire Capital under the 2018 Aspire Purchase Agreement in exchange for approximately $2.5 million. We did not issue our common stock in private sales during the three months ended March 31, 2019, and we did not sell any shares of our common stock during the three months ended March 31, 2018. We did receive cash from stock option exercises.

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

Table of Contents	19	Financial Statement Index

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of March 31, 2019, and changes during the three months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	10,874,849	$4.36
Granted	25,000	1.66
Exercised	(2,250)	1.99
Forfeited, cancelled or expired	(58,690)	3.61
Outstanding at March 31, 2019	10,838,909	$4.35	7.3	$5
Options exercisable at March 31, 2019	10,621,159	$4.33	7.2	$5

The following table summarizes activity under our equity incentive plans related to the China Cash Bonuses as of March 31, 2019, and changes during the three months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	1,464,750	$5.60
Granted	75,000	1.83
Forfeited, cancelled or expired	(118,000)	5.71
Outstanding at March 31, 2019	1,421,750	$5.39	8.8	$15
Bonuses exercisable at March 31, 2019	467,500	$5.21	8.3	$—

During the three months ended March 31, 2019, we did not award restricted stock under our equity incentive plans.

We incurred share-based compensation expense of $0.3 million and $11.6 million, respectively, during the three months ended March 31, 2019 and 2018.

Net Loss per Share

For the three months ended March 31, 2019 and 2018, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Table of Contents	20	Financial Statement Index

Securities which would have been anti-dilutive to a calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018 include:

•	the outstanding stock options described above;

•
the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued), and the outstanding CBG Financing Warrants, which may be exercised to purchase 3,312,754 shares of our common stock at an exercise price of $4.43 per share;

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

Our chief operating decision maker uses Adjusted EBITDA as the primary measure of profitability for evaluating the operational performance of our reportable segments. Adjusted EBITDA represents operating income (loss) plus depreciation and amortization expense, share-based compensation expense, impairments and net other income, less other loss. For our Travel & Entertainment segment, Adjusted EBITDA includes an allocation of rent expense, which allocation we base on usage of space. We do not allocate certain other types of shared expense, such as legal and accounting, to our reportable segments; such costs are included in Corporate Entity and Other.

The following table presents certain financial information regarding our business segments and other entities for the three months ended March 31, 2019 and 2018 (in thousands):

	Travel & Entertainment	Technology & Data Intelligence	Corporate Entity and Other	Consolidated
Three Months Ended March 31, 2019
Revenue	$18,254	$425	$784	$19,463
Adjusted EBITDA	$2,179	$(2,659)	$(2,617)	$(3,097)

Three Months Ended March 31, 2018
Revenue	$14,898	$1,183	$643	$16,724
Adjusted EBITDA	$167	$(1,518)	$(5,552)	$(6,903)

Table of Contents	21	Financial Statement Index

The following table reconciles Adjusted EBITDA to Loss before income taxes (in thousands):

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA	$(3,097)	$(6,903)
Depreciation and amortization	(2,472)	(2,718)
Share-based compensation expense	(342)	(11,605)
Other income (expense)	41	(11)
Other loss	26	31
Operating loss	$(5,844)	$(21,206)
Other income (expense)
Interest expense	(1,525)	(1,406)
Other income	(41)	11
Change in fair value of warrant liability	(1,416)	8,610
Other gain (loss)	(26)	(31)
Total other income, net	$(3,008)	$7,184
Income (loss) before income taxes	$(8,852)	$(14,022)

The following table presents total assets for our segments and the corporate and other entities (in thousands):

	March 31, 2019	December 31, 2018
Travel & Entertainment segment	$74,906	$73,089
Technology & Data Intelligence segment	15,626	15,563
Corporate entity and other business units	8,972	5,156
Consolidated	$99,504	$93,808

Capital expenditures for our Travel & Entertainment segment totaled $0.2 million and $1.0 million during the three months ended March 31, 2019 and 2018, respectively, while capital expenditures for our Technology & Data Intelligence segment totaled $0.1 million and $0.4 million during each of the same periods, respectively.

NOTE 17. SUBSEQUENT EVENTS

Issuances Under 2018 Aspire Purchase Agreement

On April 4, 2019, we sold 1,653,560 shares of our common stock to Aspire Capital under the 2018 Aspire Purchase Agreement in exchange for $2.5 million.

Commencement of 2019 Aspire Purchase Agreement

On April 5, 2019, the conditions necessary for purchases under the 2019 Aspire Purchase Agreement to commence were satisfied and the 2018 Aspire Purchase Agreement was terminated under the terms of the 2019 Aspire Purchase Agreement. We issued 629,370 shares of our common stock to Aspire Capital upon commencement of the 2019 Aspire Purchase Agreement.

Table of Contents	22	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2019 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

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

We continue to develop AI-based vision products, computing devices and software-as-a-service products that we will be launching across a wide range of applications within the financial, retail, entertainment, education, and workplace and public-safety industries. We constantly improve our KanKan data and AI platform with advanced data, algorithms and training; our facial-recognition algorithms recently received top rankings in Labeled Faces in the Wild (hosted by the University of Massachusetts) and MegaFace (hosted by the University of Washington), two widely-recognized, global facial-recognition-testing platforms. Among the other work that we have ramped up, we continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe keeps us among the leaders in technology development.

We also own and operate Vegas.com, an online agency catering to the travel and entertainment needs of visitors to the Las Vegas area and those of Las Vegas locals. Our Travel & Entertainment segment generates transaction services revenue from sales of travel and entertainment products, such as show tickets and hotel rooms. On March 15, 2019, we entered into the VDC Purchase Agreement pursuant to which we agreed to sell to the Purchaser all of the issued and outstanding membership interests of Vegas.com, for an aggregate purchase price of $30 million. The VDC Transaction is subject to Stockholder Approval, and should we obtain Stockholder Approval and the VDC Transaction is completed in accordance with the terms of the VDC Purchase Agreement, our Technology & Data Intelligence segment will become the primary source of our revenue.

Various advertising mechanisms and other activity, such as online merchandise sales, also contribute to our consolidated revenue.

The following table presents our revenue categories as a percentage of total consolidated revenue during the three months ended March 31, 2019.

	Three Months Ended March 31,
	2019	2018
Transaction services	89%	83%
Data platform services	2%	7%
Advertising and other	9%	10%

Our Travel & Entertainment segment continues to experience improvement in conversion rates related to entertainment bookings, as we continue to focus on expanding our presence on mobile devices and improving the user experience on our mobile online offerings. We will also continue making changes to our desktop experience such as those that led to our improved conversion rates.

Table of Contents	23	Financial Statement Index

We recognized revenue during the three months ended March 31, 2019 from creating and deploying several AI-based projects. We are currently passing proof-of-concept tests and beginning deployment and implementation on additional AI projects. We will continue to accelerate our development and deployment of products and services built upon our KanKan data and AI platform, and we expect our operating expenses to increase in line with such activity.

Matters Affecting Comparability of Results

We have changed how we present operating expense to better reflect the activities that generate such expense. As a result, the operating expense line items in our results of operations for the three months ended March 31, 2018 were reclassified to conform to the current presentation as of March 31, 2019.

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2019, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2018 Form 10-K.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Reportable Segment Results

Travel & Entertainment

(dollars in thousands)	Three Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
Revenue	$18,254	$14,898	$3,356	23%

Cost of revenue	2,776	2,765	11	—%
Sales and marketing	9,248	8,368	880	11%
Technology and development	2,198	2,246	(48)	(2)%
General and administrative	1,629	1,299	330	25%
Depreciation and amortization	2,147	2,127	20	1%
Other operating expense	245	194	51	26%

Revenue. We continue to experience increased conversion of traffic through our sales channels. The increased transactions, as well as a shift in product mix to higher-margin products, increased transaction services revenue during the three months ended March 31, 2019 by $3.6 million.

The increased revenue from transaction growth and the shift in product mix was partially offset by immaterial decreases in revenue from hotel, air and tour transactions due to a lower average value per transaction.

Table of Contents	24	Financial Statement Index

Sales and marketing. The increase in our sales and marketing expense in the Travel & Entertainment segment during the three months ended March 31, 2019 was driven primarily by an increase of $0.8 million in paid search marketing cost at Vegas.com. The increase resulted from the competitive nature of the paid search marketplace. The increase in conversion of traffic allowed Vegas.com to spend more in paid search to increase market share, which resulted in more transactions and increased revenue.

Technology & Data Intelligence

(dollars in thousands)	Three Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
Revenue	$425	$1,183	$(758)	(64)%

Cost of revenue	1,293	1,193	100	8%
Sales and marketing	326	183	143	78%
Technology and development	1,226	695	531	76%
General and administrative	452	346	106	31%
Depreciation and amortization	170	156	14	9%
Other operating expense	6	22	(16)	(73)%

Revenue. During the three months ended March 31, 2019, we generated revenue as a result of passing proof-of-concept tests on projects and beginning the deployment and implementation phases. Such projects deliver fully-integrated AI solutions which combine our proprietary technology with third-party hardware and software products to meet end-user specifications. In the prior-year period, the revenue almost exclusively resulted from providing loan candidates under then-existing FinTech contracts, a service we have since discontinued due to regulatory changes resulting from the industry-wide audit in China in 2018.

Technology and development. Our technology and development expense increased as a result of a $0.5 million increase in stock-based compensation expense. Such increase resulted from an increase in the amount of China Cash Bonuses outstanding and because the prior-year period included a reduction—one that mirrored the reduction in the price of our common stock during that period—in the liability associated with our China Cash Bonuses while the three months ended March 31, 2019 saw an increase in the same liability due to the increase in the price of our common stock during the period.

Table of Contents	25

Consolidated Results

(dollars in thousands)	Three Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
Revenue	$19,463	$16,724	$2,739	16%

Cost of revenue	4,369	4,032	337	8%
Sales and marketing	10,107	9,351	756	8%
Technology and development	3,502	3,049	453	15%
General and administrative	4,606	18,564	(13,958)	(75)%
Depreciation and amortization	2,472	2,718	(246)	(9)%
Other operating expense	251	216	35	16%

Interest expense	(1,525)	(1,406)	(119)	8%
Other income (expense)	(41)	11	(52)	(473)%
Change in FV of warrant liability	(1,416)	8,610	(10,026)	(116)%
Other gain (loss)	(26)	(31)	5	(16)%
Provision for (benefit from) income taxes	—	(31)	31	(100)%

In addition to the results of operations of our reportable segments that we described above, the following items impacted our consolidated results of operations:

General and administrative. The decrease in general and administrative expense incurred by our non-reportable-segment businesses in the first three months of 2019 from the corresponding 2018 period was affected by the following:

•
In January 2018, we immediately recognized $11.6 million of stock-based compensation expense related to a grant of an option to purchase 1.3 million shares of our common stock at an exercise price of $7.81 per share to our Chief Executive Officer. We did not make a similar grant in the current year.

•
In March 2018, we abandoned certain leased property prior to the end of the lease contract. We were able to sublet the majority of the space to third parties, but the early abandonment led to our recognition of a liability that increased rent expense by $2.3 million during the three months ended March 31, 2018. No similar transactions occurred during the first quarter of the current year.

Change in fair value of warrant liability. The fair value of our warrant liability maintains a direct relationship with the price of our common stock, such that the increase in our common stock price between December 31, 2018 and March 31, 2019 resulted in a corresponding increase in the fair value of our warrant liability. The increase in our common stock price was smaller in scale than the decrease in our common stock price between December 31, 2017 and March 31, 2018 and, as a result, we recognized a moderate loss in the current period rather than the large gain we recognized during the same period of 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the three months ended March 31, 2019, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $330.1 million as of March 31, 2019. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $0.1 million during the three

Table of Contents	26

months ended March 31, 2019. As of March 31, 2019, our cash and cash equivalents balance was $16.5 million, and we had a negative working capital balance of $62.9 million.

We are a party to the Financing Agreement, pursuant to which the Lenders have extended credit to the Borrowers consisting of the Loan in the aggregate principal amount of $35.5 million. As of March 31, 2019, the Loan bore interest at three-month LIBOR (with a floor of 1%) plus 11% per annum, payable monthly, and had a maturity date of September 30, 2020. The material terms of the Financing Agreement, the amendments thereto, and related documents effective as of March 31, 2019 are described in Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements. As of March 31, 2019, $35.5 million of aggregate principal remained outstanding under the Loan, which bore an applicable interest rate of approximately 14% per annum. Our available cash and other liquid assets are not sufficient to pay our obligations under the Financing Agreement in full.

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

The Financing Agreement also contains certain affirmative and negative covenants, including but not limited to financial covenants with respect to quarterly EBITDA levels and the value of our assets. As of March 31, 2019, we were not in compliance with the covenant under the Financing Agreement requiring minimum revenue from our KanKan business during the trailing twelve-month period ended March 31, 2019 of $30.0 million, as actual revenue from our KanKan business during such period was $7.3 million. We were also not in compliance with the covenants under the Financing Agreement requiring minimum revenue from our KanKan business during the year ended December 31, 2018 of $25.0 million and during the trailing nine-month period ended September 30, 2018 of $12.6 million. Our non-compliance with such covenants constitute events of default under the Financing Agreement.

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

On October 16, 2018, in connection with our discussions with Lenders regarding a resolution of the events of default then existing under the Financing Agreement described herein, we agreed to increase the amount of the exit fees payable to the Lenders under the Financing Agreement by $1.0 million. In connection with our entry into the VDC Purchase Agreement, on March 15, 2019, MGG provided us with a letter in which MGG agreed it is willing to forbear from taking enforcement actions under the Financing Agreement and applicable law, effective on such date as we pay certain outstanding costs and expenses of the Lenders payable under the Financing Agreement, through up to June 4, 2019. Additionally, in connection with our entry into the VDC Purchase Agreement, we are in discussions with MGG regarding an amendment to the Financing Agreement, anticipated to be entered into at the closing of the VDC Transaction.

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

Table of Contents	27

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

On July 2, 2018, we entered into the 2018 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2018 Aspire Purchase Agreement. As of March 31, 2019, we have issued to Aspire Capital a total of 4,975,479 shares of our common stock under the 2018 Aspire Purchase Agreement, consisting of 4,761,905 shares purchased by Aspire Capital for an aggregate purchase price of $12.5 million, and 213,574 shares issued to Aspire Capital upon execution of the 2018 Aspire Purchase Agreement. On April 4, 2019, we sold an additional 1,653,560 shares of our common stock to Aspire Capital under the 2018 Aspire Purchase Agreement in exchange for $2.5 million.

On March 29, 2019, we entered into the 2019 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2019 Aspire Purchase Agreement. Upon the satisfaction of certain commencement conditions set forth in the 2019 Aspire Purchase Agreement, the 2019 Aspire Purchase Agreement replaced the 2018 Aspire Purchase Agreement, which terminated under the terms of the 2019 Aspire Purchase Agreement. On April 5, 2019, we issued 629,370 shares of our common stock to Aspire Capital upon commencement of the 2019 Aspire Purchase Agreement. Purchases under the 2019 Aspire Purchase Agreement, which is described in more detail in Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements, are made at prices calculated in accordance with the terms of the 2019 Aspire Purchase Agreement at the time of our submission to Aspire Capital of a purchase notice specifying such number of shares to be purchased, subject to maximum dollar and share amounts for sales on any one date unless the parties mutually agree otherwise. Additionally, the total number of shares that may be issued pursuant to the 2019 Aspire Purchase Agreement is limited to the Exchange Cap, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval is not obtained, such limitation will not apply after the Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2019 Aspire Purchase Agreement is equal to or greater than $1.85 per share.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months following this report, (including repayment of our existing debt as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•	monetize existing assets

Table of Contents	28

•	work with our creditors to modify existing arrangements or refinance our debt

•	obtain additional capital through equity issuances, including but not limited to under the 2019 Aspire Purchase Agreement (which issuances may dilute existing stockholders)

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to May 10, 2020.

Cash Flows - Operating Activities

During the three months ended March 31, 2019, we used $0.4 million more cash in operating activities than we did during the same period of the prior year. The increase in cash used in operating activities is a result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

During the three months ended March 31, 2019, we spent $1.0 million less on property, equipment and software than in the same period of the prior year.

Cash Flows - Financing Activities

During the three months ended March 31, 2019, we received $2.5 million from sales of shares of our common stock, whereas we did not sell shares of our stock during the same period of 2018. The increase in sales of our common stock was partially offset by a decrease in exercises of outstanding options to purchase our common stock.

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

Table of Contents	29

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses in our internal control over financial reporting related to: (i) insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our Technology and Data Intelligence segment, and (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our Technology and Data Intelligence segment including accounts payable, accrued liabilities, payroll and fixed assets, all of which we described in our 2018 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

In our 2018 Form 10-K, we disclosed that management had determined that material weaknesses in our internal control over financial reporting (described above) existed. Due to the timing of the identification of the material weaknesses, we were not able to begin remediation during the fiscal quarter ended March 31, 2019; therefore, there was no change in our internal control over financial reporting during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of the date of this report, we are implementing procedural changes that we believe will remediate the material weaknesses, and we will soon begin evaluating the remediation measures to determine their effectiveness in future periods.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 21, 2018, we initiated a legal proceeding (the “CBG Litigation”) against CBG, Adam Roseman, and CBG’s Joint Official Liquidators (the “JOLs”) arising from the CBG Acquisition. The CBG Litigation was filed in the United States District Court for the District of Nevada and is captioned as Remark Holdings, Inc., et al. v. China Branding Group, Limited (In Official Liquidation), et al., Case No. 2:18-cv-00322. In the CBG Litigation, we are seeking a declaration from the court that we are entitled to rescission of the CBG Purchase Agreement and all transactions related to the CBG Acquisition, a declaration that the CBG Purchase Agreement and the transactions consummated pursuant thereto be rescinded and void ab initio, a declaration that we are not required to deliver the remaining CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00, an order directing release to us of any consideration held in escrow in connection with the CBG Acquisition, and disgorgement of all consideration paid by us in connection with the CBG Acquisition. We are alleging that the defendants fraudulently mispresented and concealed material information regarding the companies we acquired in the CBG Acquisition.

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

Table of Contents	30	Financial Statement Index

Plaintiffs leave to file an amended complaint. We entered into a settlement agreement with Mr. Roseman on May 7, 2019 to settle all claims against Mr. Roseman and we intend to dismiss those claims.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Table of Contents	31

ITEM 6.	EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
2.1	Membership Interest Purchase Agreement, dated as of March 15, 2019, by and between VDC-MGG Holdings LLC and Remark Holdings, Inc.	8-K	03/19/19	2.1
4.1	Registration Rights Agreement, dated as of March 29, 2019, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	04/05/19	4.1
10.1	Common Stock Purchase Agreement, dated as of March 29, 2019, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	04/05/19	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	32	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	May 10, 2019	By:	/s/ Alison Davidson
Alison Davidson
Interim Chief Financial Officer
(principal financial and accounting officer)

Table of Contents	33	Financial Statement Index