Form 10-Q
period 2019-06-30
REMARK HOLDINGS, INC.
filed 2019-08-09
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

Commission File Number 001-33720
Remark Holdings, Inc.

Delaware	33-1135689
State of Incorporation	IRS Employer Identification Number

3960 Howard Hughes Parkway, Suite 900
Las Vegas, NV 89169

Address, including zip code, of principal executive offices

702-701-9514

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

As of August 8, 2019, a total of 46,130,159 shares of our common stock were outstanding.

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

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$2,071	$1,410
Trade accounts receivable, net	4,700	5,762
Prepaid expense and other current assets	7,213	7,907
Notes receivable, current	—	100
Assets of disposal group, current	—	28,966
Total current assets	13,984	44,145
Property and equipment, net	1,795	2,075
Operating lease assets	5,582	—
Investment in unconsolidated affiliates	1,944	2,005
Intangibles, net	838	1,010
Other long-term assets	1,308	450
Assets of disposal group, long-term	—	44,123
Total assets	$25,451	$93,808
Liabilities and Stockholders’ Equity
Accounts payable	$7,696	$5,675
Accrued expense and other current liabilities	13,625	16,812
Contract liability	222	132
Note payable	3,000	3,000
Loans payable, current, net of unamortized discount and debt issuance cost	11,248	35,314
Liabilities of disposal group, current	—	41,648
Total current liabilities	35,791	102,581
Operating lease liabilities, long-term	5,838	—
Warrant liability	721	1,383
Other liabilities	—	2,934
Liabilities of disposal group, long-term	—	34
Total liabilities	42,350	106,932

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,130,159 and 39,053,312 shares issued and outstanding; each at June 30, 2019 and December 31, 2018, respectively	46	39
Additional paid-in-capital	315,829	308,018
Accumulated other comprehensive income	65	32
Accumulated deficit	(332,839)	(321,213)
Total stockholders’ deficit	(16,899)	(13,124)
Total liabilities and stockholders’ deficit	$25,451	$93,808
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$2,865	$3,887	$4,074	$5,713
Cost and expense
Cost of revenue (excluding depreciation and amortization)	1,541	3,280	3,134	4,547
Sales and marketing	687	1,074	1,546	2,057
Technology and development	854	1,288	2,158	2,091
General and administrative	2,454	4,385	5,431	21,650
Depreciation and amortization	260	546	585	1,137
Other operating expense	—	24	6	46
Total cost and expense	5,796	10,597	12,860	31,528
Operating loss	(2,931)	(6,710)	(8,786)	(25,815)
Other income (expense)
Interest expense	(553)	(330)	(940)	(672)
Other income, net	92	43	47	44
Change in fair value of warrant liability	2,078	10,055	662	18,665
Other gain, net	27	554	1	523
Total other income (expense), net	1,644	10,322	(230)	18,560
Income (loss) from continuing operations before income taxes	(1,287)	3,612	(9,016)	(7,255)
Benefit from income taxes	—	1,026	—	995
Income (loss) from continuing operations	$(1,287)	$4,638	$(9,016)	$(6,260)
Loss from discontinued operations, net of tax (Note 16)	(1,487)	(1,259)	(2,610)	(4,414)
Net income (loss)	$(2,774)	$3,379	$(11,626)	$(10,674)
Other comprehensive income (loss)
Foreign currency translation adjustments	127	(183)	33	15
Comprehensive income (loss)	$(2,647)	$3,196	$(11,593)	$(10,659)

Weighted-average shares outstanding, basic and diluted	43,335	32,933	39,994	32,666

Net income (loss) per share, basic and diluted
Continuing operations	$(0.03)	$0.14	$(0.23)	$(0.19)
Discontinued operations	(0.03)	(0.04)	(0.07)	(0.14)
Consolidated	$(0.06)	$0.10	$(0.30)	$(0.33)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Three Months Ended June 30, 2019
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2019	40,722,229	$41	$310,618	$(62)	$(330,065)	$(19,468)
Net loss	—	—	—	—	(2,774)	(2,774)
Share-based compensation	—	—	216	—	—	216
Common stock sales	5,407,930	5	4,995	—	—	5,000
Other	—	—	—	127	—	127
Balance at June 30, 2019	46,130,159	$46	$315,829	$65	$(332,839)	$(16,899)

	Three Months Ended June 30, 2018
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2018	32,842,399	$33	$292,152	$313	$(313,708)	$(21,210)
Net loss	—	—	—	—	3,379	3,379
Share-based compensation	—	—	375	—	—	375
Equity instrument exercises	302,800	—	667	—	—	667
Other	—	—	(30)	(183)	—	(213)
Balance at June 30, 2018	33,145,199	$33	$293,164	$130	$(310,329)	$(17,002)

	Six Months Ended June 30, 2019
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2018	39,053,312	$39	$308,018	$32	$(321,213)	$(13,124)
Net loss	—	—	—	—	(11,626)	(11,626)
Share-based compensation	—	—	314	—	—	314
Common stock sales	7,074,597	7	7,493	—	—	7,500
Equity instrument exercises	2,250	—	4	—	—	4
Other	—	—	—	33	—	33
Balance at June 30, 2019	46,130,159	$46	$315,829	$65	$(332,839)	$(16,899)

	Six Months Ended June 30, 2018
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2017	28,406,026	$28	$220,117	$115	$(299,848)	$(79,588)
Net loss	—	—	—	—	(10,674)	(10,674)
Effect of adopting new revenue recognition policy	—	—	—	—	193	193
Share-based compensation	—	—	12,236	—	—	12,236
Equity instrument exercises	4,739,173	5	60,853	—	—	60,858
Reclassification of liability-classified stock-based compensation	—	—	(12)	—	—	(12)
Other	—	—	(30)	15	—	(15)
Balance at June 30, 2018	33,145,199	$33	$293,164	$130	$(310,329)	$(17,002)

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Net cash used in continuing operating activities	$(7,496)	$(10,152)
Net cash used in discontinued operating activities	(7,159)	(4,095)
Net cash used in operating activities	(14,655)	(14,247)
Cash flows from investing activities:
Proceeds from sale of business	30,000	—
Proceeds from disposition of assets	—	625
Purchases of property, equipment and software	(2)	(370)
Payment of payroll costs capitalized to software in progress	(127)	(281)
Acquisition of unconsolidated affiliate	—	(151)
Net cash provided by (used in) continuing investing activities	29,871	(177)
Net cash used in discontinued investing activities	(18,396)	(1,643)
Net cash provided by (used in) investing activities	11,475	(1,820)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	7,504	951
Payment of loan fees and debt issuance cost	(2,275)	(522)
Repayments of debt	(25,526)	—
Net cash provided by (used in) financing activities	(20,297)	429
Net change in cash, cash equivalents and restricted cash	(23,477)	(15,638)
Cash, cash equivalents and restricted cash:
Beginning of period, including cash in disposal group	25,548	34,302
End of period	$2,071	$18,664

Supplemental cash flow information:
Cash paid for interest	$2,211	$2,105

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon warrant exercise	$—	$59,907
Capitalization of interest to debt principal	$171	$—
Common stock subscription payable	$—	$849
Increase in loan payable	$1,103	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”), which include its consolidated variable-interest entities (“VIEs”), are primarily technology-focused. Our KanKan data intelligence platform serves as the basis for our development and deployment of artificial-intelligence-based solutions for businesses in many industries and geographies. We also own and operate digital media properties that deliver relevant, dynamic content and e-commerce solutions. Our common stock is listed on the Nasdaq Capital Market under the ticker symbol MARK.

Going Concern

During the six months ended June 30, 2019, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $332.8 million as of June 30, 2019. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $7.5 million during the six months ended June 30, 2019. As of June 30, 2019, our cash and cash equivalents balance was $2.1 million, and we had a negative working capital balance of $21.8 million.

On March 29, 2019, we entered into a common stock purchase agreement (the “2019 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2019 Aspire Purchase Agreement. The 2019 Aspire Purchase Agreement, which we describe in more detail in Note 14, terminated and replaced the common stock purchase agreement we had entered into with Aspire Capital on July 2, 2018 (the “2018 Aspire Purchase Agreement”).

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

As of June 30, 2019, we have issued to Aspire Capital a total of 2,504,370 shares of our common stock under the 2019 Aspire Purchase Agreement. During the six months ended June 30, 2019, we issued a total of 7,074,597 shares of our common stock to a private investor and to Aspire Capital under the 2018 Aspire Purchase Agreement and the 2019 Aspire Purchase Agreement in exchange for approximately $7.5 million plus Aspire Capital’s commitment to participate in the 2019 Aspire Purchase Agreement.

We are a party to a financing agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP (“MGG”), in its capacity as collateral agent and administrative agent for the Lenders, pursuant to which the Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $35.5 million (the “Loan”). The terms of the Financing Agreement, the amendments thereto, and related documents effective as of June 30, 2019 are described in Note 11, which also describes our ongoing events of default relating to our failure to make certain required payments under the Financing Agreement as well as certain other ongoing events of default.

On May 15, 2019, we completed the sale of all of the issued and outstanding membership interests of Vegas.com, LLC (“Vegas.com”), pursuant to a Membership Interest Purchase Agreement, dated as of March 15, 2019, with VDC-MGG Holdings LLC, an affiliate of MGG, for an aggregate purchase price of $30 million (the “VDC Transaction”). The cash proceeds of the VDC Transaction were used to pay amounts due under the Financing Agreement, of which approximately $10 million remained outstanding after giving effect to the application of such cash proceeds.

Table of Contents	5	Financial Statement Index

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities, in conjunction with the ongoing events of default under the Financing Agreement, give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth in our Technology and Data Intelligence segment; however, we cannot provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the long term (including but not limited to payment of the amounts required under the Financing Agreement). As a result, we are actively evaluating strategic alternatives including debt refinancing and potential sales of investment assets or operating businesses. However, we may need to obtain additional capital through equity financing.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months following this report (including the amounts required under the Financing Agreement, based on the current status of discussions with the Lenders regarding ongoing events of default) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•	monetize existing assets

•	refinance our debt

•
obtain additional capital through equity issuances, including but not limited to equity issuances to Aspire Capital under its existing purchase commitment (which equity issuances may dilute existing stockholders)

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to August 9, 2020.

Comparability

We have reclassified certain amounts in our June 30, 2018 unaudited condensed consolidated financial statements to conform to the current presentation as of June 30, 2019. Specifically, we have changed how we present operating expense to better reflect the activities that generate such expense. Neither total stockholders’ deficit as of June 30, 2018 nor net loss or cash flows for the three and six months ended June 30, 2018 changed because of the reclassifications.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2019, with the audited Consolidated Balance Sheet amounts as of December 31, 2018 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Table of Contents	6	Financial Statement Index

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of June 30, 2019, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K (the “2018 Form 10-K”).

Consolidation

We include all of our subsidiaries, which include the variable-interest entities (“VIEs”) for which we are the primary beneficiary, in our condensed consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

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

Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP. While preparing our unaudited condensed consolidated financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets, the useful lives of property and equipment, stock-based compensation, the fair value of the warrant liability, income taxes, and inventory reserve, among other items.

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

As of January 1, 2019, our adoption of ASC 842 added $4.9 million of operating lease assets, $1.1 million of current operating lease liabilities (reported in Accrued expense and other current liabilities) and $5.7 million of long-term operating lease liabilities to our balance sheet, and it removed $3.3 million of previously-recorded deferred rent and early lease termination liabilities; it had no effect on consolidated net loss or consolidated cash flows.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements. The pronouncements that we have already adopted, except as noted above for leases, did not have a material effect on our financial condition, results of operations, cash flows or

Table of Contents	7	Financial Statement Index

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

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category for the six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Data platform services:
FinTech services	—	2,219	—	3,376
AI-based products and services	2,466	1,150	2,890	1,176
Advertising and other	399	518	1,184	1,161
Revenue	$2,865	$3,887	$4,074	$5,713

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the six months ended June 30, 2019, our contract liability related to continuing operations changed only as a result of routine business activity.

During the six months ended June 30, 2019, we did not recognize material amounts of revenue which was included in the beginning balance of Contract liability at January 1, 2019, while we recognized $0.3 million of revenue during the six months ended June 30, 2018 which was included in the beginning balance of Contract liability at January 1, 2018.

During the six months ended June 30, 2019 and 2018, we did not recognize revenue from performance obligations within the scope of ASC 606 that were satisfied in previous periods.

Table of Contents	8	Financial Statement Index

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase common stock. As of June 30, 2019, our outstanding liability-classified warrants include the warrants we issued or that we are obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016 (the “CBG Acquisition Warrants”) and warrants we issued as a result of an amendment to the Financing Agreement related to the acquisition (the “CBG Financing Warrants”).

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	June 30,	December 31,
	2019	2018
CBG Financing Warrants
Expected volatility	85.00%	70.00%
Risk-free interest rate	1.88%	2.52%
Expected remaining term (years)	1.23	1.73
CBG Acquisition Warrants
Expected volatility	75.00%	70.00%
Risk-free interest rate	1.74%	2.46%
Expected remaining term (years)	4.22	4.72

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At June 30, 2019, we estimated that four future equity financing events would potentially occur within the subsequent twelve months.

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

Change in volatility	Increase	Decrease
CBG Financing Warrants	$75	$35
CBG Acquisition Warrants	175	175

Change in stock price
CBG Financing Warrants	$35	$—
CBG Acquisition Warrants	60	60

Table of Contents	9	Financial Statement Index

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
Balance at beginning of period	$1,383	$89,169
Warrant exercises	—	(59,907)
Increase (decrease) in fair value	(662)	(27,879)
Balance at end of period	$721	$1,383

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

The following table presents the change during the six months ended June 30, 2019 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$990
Payments	—
Change in fair value of contingent consideration (included in Other loss)	10
Interest accrued on unpaid balance	56
Balance at end of period	$1,056

On the Condensed Consolidated Balance Sheets, we included the liability for contingent consideration as a component of Accrued expense and other liabilities.

Table of Contents	10	Financial Statement Index

NOTE 5. INVESTMENT IN UNCONSOLIDATED AFFILIATES

In 2009, we co-founded a U.S.-based venture, Sharecare, Inc. (“Sharecare”), to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of June 30, 2019, we owned approximately five percent of Sharecare’s issued stock and maintained representation on its Board of Directors.

During June 2018, one of our consolidated VIEs acquired a 20% interest in Beijing All-in-one Cloud Net Technology, Co. Ltd. (“AIO”), a Chinese technology company which provides consulting and data services to the Chinese film industry, in exchange for $1.0 million, a portion of which was paid by June 30, 2019, and a license to use our proprietary KanKan data intelligence platform in China. Based on our evaluation of the facts and circumstances related to the transaction, we determined that we will account for such transaction using the equity method of accounting. We recognize our equity in the net earnings or losses relating to AIO on a one-quarter reporting lag in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended June 30, 2019, the amount of our equity in AIO’s net earnings for their quarter ended March 31, 2019 was not material.

NOTE 6. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	June 30, 2019	December 31, 2018
Other receivables	$4,236	$4,607
Prepaid expense	1,098	1,076
Deposits	1,342	1,395
Inventory, net	345	587
Other current assets	192	242
Total	$7,213	$7,907

NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	June 30, 2019	December 31, 2018
Computers and equipment	3	1,004	1,004
Furniture and fixtures	3	20	20
Software	3	4,921	4,918
Software development in progress		1,050	924
Leasehold improvements	10	312	310
Total property, equipment and software		$7,307	$7,176
Less accumulated depreciation		(5,512)	(5,101)
Total property, equipment and software, net		$1,795	$2,075

For the six months ended June 30, 2019 and 2018, depreciation (and amortization of software) expense was $0.4 million and $0.8 million, respectively.

Table of Contents	11	Financial Statement Index

NOTE 8. LEASES

We lease office space and equipment under contracts we classify as operating leases. None of our leases are financing leases. Several of our leases include one or more options to renew; however, as of June 30, 2019, we are not reasonably certain that we will exercise the renewal options and we have not included such renewal options in the lease liabilities or disclosures herein.

As of June 30, 2019, the current portion of our operating lease liability was $1.5 million and was reported in Accrued expense and other current liabilities on our Unaudited Condensed Consolidated Balance Sheet.

The following table presents the detail of our lease expense, net of sublease income, which is reported in General and administrative expense (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$385	$703
Short-term lease expense	98	164
Less: Sublease income	(78)	(78)
Lease expense	$405	$789

We reported within continuing operating cash flows $0.9 million of cash paid for amounts included in the measurement of operating lease liabilities.

As of June 30, 2019, our operating leases had a weighted-average remaining lease term of approximately 51 months, and we used a weighted-average discount rate of 13% to measure our operating lease liabilities.

Maturity of Lease Liabilities

The following table presents information regarding the maturities of our undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our June 30, 2019 Unaudited Condensed Consolidated Balance Sheet (in thousands).

Operating lease liabilities maturing during the next:
One year	$2,326
Two years	2,217
Three years	2,091
Four years	1,768
Five years	1,204
Thereafter	—
Total undiscounted cash flows	$9,606
Present value of cash flows	$7,301

Lease liabilities on balance sheet:
Short-term	1,463
Long-term	5,838
Total lease liabilities	$7,301

Table of Contents	12	Financial Statement Index

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

NOTE 9. INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	June 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$1,256	$(838)	$418	$1,256	$(801)	$455
Media content and broadcast rights	1,350	(1,058)	292	1,350	(923)	427
Other intangible assets	68	(68)	—	68	(68)	—
	$2,674	$(1,964)	$710	$2,674	$(1,792)	$882
Indefinite-lived intangible assets
License to operate in China	128		128	128		128
Total intangible assets	$2,802		$838	$2,802		$1,010

Total amortization expense was $0.2 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

NOTE 10. INCOME TAX

Our effective tax rate (“ETR”) from continuing operations was 0.0% for the six months ended June 30, 2019. The quarterly ETR has not significantly differed from our historical annual ETR because we continue to maintain a full valuation allowance against our existing deferred tax assets.

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

Table of Contents	13	Financial Statement Index

Other Debt

The following table presents debt (in thousands) as of:

	June 30, 2019	December 31, 2018
Loan payable to MGG	$11,248	$35,500
Unamortized original issue discount	—	(1,418)
Unamortized debt issuance cost	—	(18)
Carrying value of Loan	11,248	34,064
Exit fee payable in relation to Loan	—	1,250
Total long-term debt	$—	$35,314
Less: current portion	—	(35,314)
Long-term debt, less current portion and net of debt issuance cost	$—	$—

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. We entered into Amendment No. 1 to Financing Agreement on September 20, 2016 which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. As of June 30, 2019, after amendments and other events described below, the Loan bore interest at three-month LIBOR (with a floor of 2%) plus 11% per annum, payable monthly, and had a maturity date of May 15, 2020. As of June 30, 2019, the applicable interest rate on the Loan was approximately 14% per annum.

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

Effective as of June 29, 2018, we entered into Amendment No. 5 and Waiver to Financing Agreement (the “Fifth Financing Amendment”) pursuant to which the Lenders agreed, among other things, to extend the due date of the prepayments required by the Fourth Financing Amendment for up to three months, provided that we made extension payments on the first business day of each such month. The extension payments were $250,000 for each of the first two months and $500,000 for the third month, with the final extension period ending on September 28, 2018. We made the extension payments required by the Fifth Financing Amendment to extend the due date of the prepayments required by the Fourth Financing Amendment to September 28, 2018; however, we failed to prepay the $8.0 million principal amount and $3.5 million of exit fees due on such date. Such failure to make the required payments constituted an event of default under the Financing Agreement and as a result, from September 28, 2018, the Loan bore interest at three-month LIBOR plus 11.0%, the default interest rate.

On May 15, 2019, we completed the VDC Transaction and used the cash proceeds of $30 million to pay amounts due under the Financing Agreement, of which approximately $10 million remained outstanding after giving effect to the application

Table of Contents	14	Financial Statement Index

of such cash proceeds. On the same date, in connection with the closing of the VDC Transaction, we entered into Amendment No. 6 and Waiver to Financing Agreement (the “Sixth Financing Amendment”), pursuant to which, among other things, (i) the Lenders waived all events of default under the Financing Agreement existing as of the date of the Sixth Financing Amendment, (ii) MGG released any and all liens in the equity interests of Vegas.com and its subsidiaries and their assets and properties, (iii) the Borrowers may add the amount of any accrued and unpaid interest to the outstanding principal amount of the Loan, (iv) the remaining principal amount outstanding under the Financing Agreement will accrue interest at a rate equal to the three-month LIBOR (with a floor of 2%) plus 8.5% per annum, (v) the continuing Loan will have a maturity date of May 15, 2020, (vi) covenants with respect to capital expenditures and revenue generated by our KanKan business were eliminated and covenants regarding the minimum value of certain of our assets, our minimum liquidity and the amount we are permitted to invest in our non-U.S. subsidiaries were modified, and (vii) we are required to commence a sale process with respect to our equity in Sharecare within five business days of the effective date of the Sixth Financing Amendment, and to use the net cash proceeds of such sale to pay in full our outstanding obligations under the Financing Agreement the (“Sharecare Covenant”).

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to a covenant requiring us to maintain a minimum of $1.0 million in unrestricted cash in designated bank accounts. As of June 30, 2019, we were not in compliance with such covenant. We were also not in compliance with certain other covenants under the Financing Agreement, including covenant requiring us to obtain and pay for a tail directors’ and officers’ liability insurance policy (the “Tail Policy”) by June 4, 2019 in connection with the VDC Transaction, and a covenant requiring us to make the final Earnout Payment by June 14, 2019. Additionally, although we have actively taken steps to monetize our ownership interest in Sharecare, we did not comply with certain procedural requirements stipulated by the Sharecare Covenant. Our non-compliance with such covenants constitutes events of default under the Financing Agreement. In addition, the Lenders paid the $1.1 million of premium under the Tail Policy on our behalf and such amount was added to the amount of principal due under the Financing Agreement.

NOTE 12. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

December 31, 2018
Deferred rent	$1,583
Accrued early lease termination liability	1,137
Deferred tax liability, net	214
Total	$2,934

NOTE 13. COMMITMENTS AND CONTINGENCIES

At June 30, 2019, we had no material commitments outside the normal course of business.

Contingencies

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities, exclusive of the liability for the Earnout Payment related to the VDC Acquisition.

Table of Contents	15	Financial Statement Index

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

As of June 30, 2019, we have issued to Aspire Capital a total of 2,504,370 shares of our common stock under the 2019 Aspire Purchase Agreement. During the six months ended June 30, 2019, we issued a total of 7,074,597 shares of our common

Table of Contents	16	Financial Statement Index

stock to a private investor and to Aspire Capital under the 2018 Aspire Purchase Agreement and the 2019 Aspire Purchase Agreement in exchange for $7.5 million plus Aspire Capital’s commitment to participate in the 2019 Aspire Purchase Agreement.

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of June 30, 2019, and changes during the six months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	10,874,849	$4.36
Granted	25,000	1.66
Exercised	(2,250)	1.99
Forfeited, cancelled or expired	(94,742)	3.82
Outstanding at June 30, 2019	10,802,857	$4.35	6.3	$—
Options exercisable at June 30, 2019	10,802,857	$4.35	6.3	$—

The following table summarizes activity under our equity incentive plans related to the China Cash Bonuses as of June 30, 2019, and changes during the six months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	1,464,750	$5.60
Granted	152,000	1.56
Forfeited, cancelled or expired	(280,250)	5.79
Outstanding at June 30, 2019	1,336,500	$5.09	8.1	$—
Bonuses exercisable at June 30, 2019	709,250	$5.37	7.3	$—

During the six months ended June 30, 2019, we did not award restricted stock under our equity incentive plans.

Table of Contents	17	Financial Statement Index

During the three months ended June 30, 2019 and 2018, we incurred share-based compensation expense (benefit) of $(0.1) million and $0.3 million, respectively, and we incurred share-based compensation expense of $0.2 million and $11.8 million, respectively, during the six months ended June 30, 2019 and 2018.

Net Loss per Share

For the three and six months ended June 30, 2019 and 2018, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, except that for the second quarter of 2018 the denominator changed as a result of applying the treasury stock method to outstanding in-the-money stock options; however, the change in the denominator did not lead to a dilution of basic earnings per share.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share for the three and six months ended June 30, 2019 and 2018 include the outstanding stock options described above; the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued); and the outstanding CBG Financing Warrants, which may be exercised to purchase 3,651,574 shares of our common stock at an exercise price of $4.02 per share.

NOTE 15. SEGMENT INFORMATION

As a result of our disposal of the previously-reported Travel and Entertainment segment, we currently report one segment: our Technology & Data Intelligence segment, which provides services to our customers based upon the data collected and processed by our proprietary data intelligence software.

Our chief operating decision maker uses Adjusted EBITDA as the primary measure of profitability for evaluating the operational performance of our reportable segment. Adjusted EBITDA represents operating income (loss) plus depreciation and amortization expense, share-based compensation expense, impairments and net other income, less other loss. We do not allocate certain types of shared expense, such as legal and accounting, to our reportable segment; such costs are included in Corporate Entity and Other.

The following table presents certain financial information regarding our reportable segment and other entities for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Technology & Data Intelligence	Corporate Entity and Other	Consolidated
Three Months Ended June 30, 2019
Revenue	$2,465	$400	$2,865
Adjusted EBITDA	$(344)	$(2,310)	$(2,654)
Three Months Ended June 30, 2018
Revenue	$3,369	$518	$3,887
Adjusted EBITDA	$(1,974)	$(3,312)	$(5,286)

Six Months Ended June 30, 2019
Revenue	$2,890	$1,184	$4,074
Adjusted EBITDA	$(3,003)	$(4,927)	$(7,930)
Six Months Ended June 30, 2018
Revenue	$4,552	$1,161	$5,713
Adjusted EBITDA	$(3,492)	$(8,864)	$(12,356)

Table of Contents	18	Financial Statement Index

The following table reconciles Adjusted EBITDA to Loss before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA	$(2,654)	$(5,286)	$(7,930)	$(12,356)
Depreciation and amortization	(260)	(546)	(585)	(1,137)
Share-based compensation benefit (expense)	102	(281)	(223)	(11,755)
Other income, net	(92)	(43)	(47)	(44)
Other loss	(27)	(554)	(1)	(523)
Operating loss	$(2,931)	$(6,710)	$(8,786)	$(25,815)
Other income (expense)
Interest expense	(553)	(330)	(940)	(672)
Other income, net	92	43	47	44
Change in fair value of warrant liability	2,078	10,055	662	18,665
Other gain, net	27	554	1	523
Total other income (expense), net	$1,644	$10,322	$(230)	$18,560
Income (loss) from continuing operations before income taxes	$(1,287)	$3,612	$(9,016)	$(7,255)

The following table presents total assets for our reportable segment and the corporate and other entities (in thousands):

	June 30, 2019	December 31, 2018
Technology & Data Intelligence segment	15,505	15,563
Corporate entity and other business units	9,946	5,156
Consolidated	$25,451	$20,719

Capital expenditures for our Technology & Data Intelligence segment were de minimus during the three months ended June 30, 2019 and totaled $0.2 million during the three months ended June 30, 2018. During the six months ended June 30, 2019 and 2018, capital expenditures for our Technology & Data Intelligence segment totaled $0.1 million and $0.5 million, respectively.

NOTE 16. DISCONTINUED OPERATIONS

On May 15, 2019, we completed the VDC Transaction for an aggregate purchase price of $30 million. The business we sold in the VDC Transaction formerly comprised our Travel and Entertainment segment. In discontinued operations, we recognized a gain on the VDC Transaction of $6.5 million.

Table of Contents	19	Financial Statement Index

The following table presents the carrying amounts of the major classes of assets and liabilities associated with the disposed Travel and Entertainment segment (in thousands):

	May 15, 2019	December 31, 2018
Cash and cash equivalents (including restricted cash)	$18,011	$24,138
Other current assets	4,753	4,828
Current assets	$22,764	$28,966
Property and equipment, net	7,331	8,495
Goodwill and other intangibles, net	28,977	35,434
Other assets	1,856	194
Total assets	$60,928	$73,089

Accounts payable, accrued expense and other current liabilities	$22,749	$33,053
Deferred merchant booking	7,358	4,664
Contract liability	5,381	3,931
Current liabilities	$35,488	$41,648
Other liabilities	1,938	34
Total liabilities	$37,426	$41,682

The following table presents the major classes of line items constituting the pretax profit or loss of the disposed Travel and Entertainment segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$9,178	$16,826	$27,432	$31,724

Cost of revenue (excluding depreciation and amortization)	1,240	2,852	4,016	5,617
Selling, general and administrative	7,506	9,647	18,383	19,314
Technology and development	1,082	2,209	3,280	4,455
Depreciation, amortization and impairments	5,860	2,200	8,007	4,327
Other operating expense	139	253	384	447
Other expense (income) and loss (gain), net	(4,948)	924	(3,814)	1,978
Loss from discontinued operations before income taxes	(1,701)	(1,259)	(2,824)	(4,414)
Benefit from income taxes	214	—	214	—
Loss from discontinued operations	$(1,487)	$(1,259)	$(2,610)	$(4,414)

Depreciation, amortization and impairments includes $4.8 million of impairments of goodwill and intangible assets resulting from our decision to dispose of the previously-reported Travel and Entertainment segment.

Table of Contents	20	Financial Statement Index

For the three and six months ended June 30, 2019, we allocated $1.6 million and $2.7 million of interest expense to discontinued operations. We make such allocations based on the amount of debt specifically attributable to the discontinued operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2019 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

OVERVIEW

We are a diversified global technology company with leading artificial intelligence (“AI”) and data-analytics solutions, as well as a portfolio of digital media properties.

Remark AI Business

Through our proprietary data and AI platform, our Remark AI business (currently known in the Asia-Pacific region as KanKan, and which we report as our Technology & Data Intelligence segment) generates our data platform services revenue by delivering AI-based vision products, computing devices and software-as-a-service (“SaaS”) solutions for businesses in many industries. Our technology is becoming noted for its performance. In June 2019, in addition to other recent successes on other testing platforms, our facial-recognition algorithms received a top ranking in the National Institute of Standards and Technology’s Wild Image Accuracy Test, a widely-recognized, global facial-recognition-testing platform. In addition to the other work that we have ramped up, we continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe keeps us among the leaders in technology development. Though we currently focus our KanKan business on the Asia-Pacific region, we have initiated marketing activities in Europe and the United States and are continuing to launch several proof-of-concept projects.

We have been introducing Remark AI’s innovative AI-based solutions into the retail, “smart city”, public safety, and workplace markets.

Retail Solutions. Utilizing a client’s existing cameras and strategic sensors placed throughout the store, Remark AI’s retail solutions swiftly analyze real-time customer shopping behavior, such as time of store entry and shelf-browsing habits, and provides managers with a customer heatmap that reflects traffic patterns. Purchase history is also analyzed, leading to relevant offers for future purchase conversions, and customers for their continued loyalty through a special VIP status that brings customized promotions and coupons along with attentive customer service. Remark AI’s retail solutions allow retailers and store managers to make better data-driven decisions regarding store layout, item placement, and pricing strategy, all while anonymizing customers’ identities to protect their privacy.

Smart City and Public Safety Solutions. Big-data analysis helps city planners predict road conditions, and assist in urban road planning. Our solutions assist in monitoring traffic for various violations by automatically detecting, capturing, and obtaining evidence regarding violations such as speeding, running red lights, driving against the flow of traffic and even using counterfeit registration plates. Additionally, our solutions provide constant road-condition monitoring, providing control centers with real-time information on traffic conditions such as areas of congestion or other traffic anomalies.

Workplace and Food Safety Solutions. The monitoring and detection capabilities of our solutions ensure that workers are practicing established food safety protocols, wearing the proper safety gear, and complying with local health codes. From commercial kitchens to construction work zones, our safety-compliance algorithms manage regulatory functions, review hygienic and equipment status while checking and alerting management regarding violations.

Table of Contents	21	Financial Statement Index

Other Business

In addition to AI and data-analytics solutions, we maintain a digital media portfolio which, in addition to operating businesses, includes approximately five-percent ownership in the issued stock of Sharecare, Inc., an established health and wellness platform with more than 100 million users, which has now raised in excess of $400 million of total capital. We continue to evaluate opportunities to monetize and maximize the value of this asset for our shareholders. In addition to Data Platform Services revenue from our Remark AI business, activities such as online merchandise sales at our other operating businesses also contributed to our consolidated revenue in the current-year and prior-year periods, while advertising also contributed to revenue in prior-year periods.

Overall Business Outlook

Our innovative AI and data-analytics solutions continue to gain worldwide awareness and recognition through media exposure, comparative testing, product demonstrations and word of mouth resulting from positive responses and increased acceptance. We intend to continue expanding our business, particularly in the Asia-Pacific region, where we believe there are greater market opportunities for our solutions. However, we may continue to face challenges in 2019 due to continuing economic and geopolitical conditions in some international regions. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our software solutions will be accepted as viable in the market segments we have identified, which include a number of large, well-known competitors. The continued expansion of our business is expected to cause increases in our operating expenses in the future.

Business Developments During 2019

On May 15, 2019, we completed the sale of Vegas.com, which allowed us to use the resulting proceeds to significantly reduce our debt and also further our near-complete focus on data analytics and AI technology. We continued to work closely with a diverse group of clients and executed on various stages of AI product deployment, including a project that uses KanKan’s facial-recognition technology to provide access control at more than 1,000 access points in the buildings of one of China’s top software companies, and another that installed KanKan’s taxi-safety-monitoring system in more than 2,000 taxis in the Chinese city of Xi’an. Our installation of 5,000 terminals of our AI-driven pharmacy-patient terminal system in 2018 led to an additional contract to install in 2019 an additional 15,000 terminals in pharmacies in additional Chinese cities.

The following table presents our revenue categories as a percentage of total consolidated revenue during the three and six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Data platform services:
FinTech services	—%	57%	—%	59%
AI-based products and services	86%	30%	71%	21%
Advertising and other	14%	13%	29%	20%

Matters Affecting Comparability of Results

We disposed of the subsidiaries comprising our formerly-reported Travel and Entertainment segment and we have reported such former segment as discontinued operations in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Unless otherwise noted therein, the Results of Operations section below only discusses our continuing operations.

We have changed how we present operating expense to better reflect the activities that generate such expense. As a result, the operating expense line items in our results of operations for the three months ended June 30, 2018 were reclassified to conform to the current presentation as of June 30, 2019.

Table of Contents	22	Financial Statement Index

CRITICAL ACCOUNTING POLICIES

During the three and six months ended June 30, 2019, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2018 Form 10-K.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

Reportable Segment Results

Technology & Data Intelligence

(dollars in thousands)	Three Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$2,465	$3,369	$(904)	(27)%

Cost of revenue	1,311	3,199	(1,888)	(59)%
Sales and marketing	119	217	(98)	(45)%
Technology and development	776	1,152	(376)	(33)%
General and administrative	402	844	(442)	(52)%
Depreciation and amortization	135	161	(26)	(16)%
Other operating expense	—	24	(24)	(100)%

(dollars in thousands)	Six Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$2,890	$4,552	$(1,662)	(37)%

Cost of revenue	2,604	4,392	(1,788)	(41)%
Sales and marketing	445	400	45	11%
Technology and development	2,002	1,847	155	8%
General and administrative	854	1,190	(336)	(28)%
Depreciation and amortization	305	317	(12)	(4)%
Other operating expense	6	46	(40)	(87)%

Revenue. During the three and six months ended June 30, 2019, we generated revenue as a result of passing proof-of-concept tests on projects and beginning the deployment and implementation phases. Such projects deliver fully-integrated AI solutions which combine our proprietary technology with third-party hardware and software products to meet end-user specifications. In the prior-year period, our revenue primarily resulted from providing loan candidates under then-existing FinTech contracts, a service we have since discontinued due to regulatory changes resulting from the industry-wide audit in

Table of Contents	23	Financial Statement Index

China in 2018. Our cost of revenue also decreased for the three and six months ended June 30, 2019 due to our decision to discontinue the FinTech contract services.

During the three and six months ended June 30, 2019, we recognized approximately $1.1 million and $0.8 million, respectively, of revenue on projects delivered in prior periods and the cost of revenue was recognized in prior periods. We could not, however, recognize the revenue in the prior periods because uncertainty regarding the timing of collection prevented us from determining that collectability of all amounts payable to us under the contracts was probable.

Technology and development. Our technology and development expense decreased for the three months ended June 30, 2019 primarily as a result of a stock-based compensation expense decrease of approximately $0.2 million. Such decrease is related to the estimated fair value liability associated with our China Cash Bonuses, which decreased due to a reduction in the price of our common stock compared to the same period of the prior year. A smaller decrease in payroll and related costs resulting from lower headcount also contributed to the overall decrease in our technology and development expense.

General and administrative. The decrease in general and administrative expense for the three and six months ended June 30, 2019 resulted because the comparative periods of the prior year included the recording of approximately $0.3 million of allowance for doubtful accounts that was not repeated in the current-year periods.

Consolidated Results

(dollars in thousands)	Three Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$2,865	$3,887	$(1,022)	(26)%

Cost of revenue	1,541	3,280	(1,739)	(53)%
Sales and marketing	687	1,074	(387)	(36)%
Technology and development	854	1,288	(434)	(34)%
General and administrative	2,454	4,385	(1,931)	(44)%
Depreciation and amortization	260	546	(286)	(52)%
Other operating expense	—	24	(24)	(100)%

Interest expense	(553)	(330)	(223)	68%
Other income	92	43	49	114%
Change in FV of warrant liability	2,078	10,055	(7,977)	(79)%
Other gain	27	554	(527)	(95)%
Benefit from income taxes	—	1,026	(1,026)	(100)%

Table of Contents	24

(dollars in thousands)	Six Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$4,074	$5,713	$(1,639)	(29)%

Cost of revenue	3,134	4,547	(1,413)	(31)%
Sales and marketing	1,546	2,057	(511)	(25)%
Technology and development	2,158	2,091	67	3%
General and administrative	5,431	21,650	(16,219)	(75)%
Depreciation and amortization	585	1,137	(552)	(49)%
Other operating expense	6	46	(40)	(87)%

Interest expense	(940)	(672)	(268)	40%
Other income	47	44	3	7%
Change in FV of warrant liability	662	18,665	(18,003)	(96)%
Other gain	1	523	(522)	(100)%
Benefit from income taxes	—	995	(995)	(100)%

In addition to the results of operations of our reportable segment that we described above, the following items impacted our consolidated results of operations:

Cost of revenue. The increase in cost of revenue for the six months ended June 30, 2019 resulted from an increase in e-commerce sales.

Sales and marketing. The decrease in sales and marketing expense for the three and six months ended June 30, 2019 primarily resulted from a decrease in headcount in certain of our businesses, which caused approximate decreases of $0.2 million and $0.4 million, respectively, in payroll and related costs. Immaterial decreases in consulting fees and travel expense also contributed to the overall decline in sales and marketing expense.

General and administrative. The decrease in general and administrative expense incurred by our non-reportable-segment businesses in the second quarter of 2019 from the corresponding 2018 period was affected by the following:

•	Consulting fees decreased approximately $0.5 million, primarily as a result of decreased use of temporary external consultants.

•	Approximately $0.3 million of one-time bonuses were paid in 2018 that were not repeated during 2019.

•	Payroll and related costs, excluding bonuses, decreased approximately $0.2 million as a result of headcount reductions in finance and administration.

•	Stock-based compensation and franchise taxes collectively decreased by approximately $0.2 million.

Table of Contents	25

The decrease in general and administrative expense incurred by our non-reportable-segment businesses in the six months ended June 30, 2019 from the corresponding 2018 period was affected by the following:

•
In January 2018, we immediately recognized $11.6 million of stock-based compensation expense related to a grant of an option to purchase 1.3 million shares of our common stock at an exercise price of $7.81 per share to our Chief Executive Officer. We did not make a similar grant in the current year.

•
Rent expense decreased $2.4 million almost exclusively because, in March 2018, we recognized a liability on the early abandonment of a lease. No similar transactions occurred during the first half of the current year.

•	Consulting fees decreased approximately $0.6 million, primarily as a result of decreased use of temporary external consultants.

•	Payroll and related costs, excluding bonuses, decreased approximately $0.4 million as a result of headcount reductions in finance and administration.

•	Approximately $0.3 million of one-time bonuses were paid in 2018 that were not repeated during 2019.

•	We reduced business travel in 2019, resulting in a decrease of approximately $0.3 million in travel expense.

Depreciation and amortization. The decrease in depreciation and amortization for the three and six months ended June 30, 2019 was the result of long-lived assets which were being depreciated or amortized in the prior-year periods which were no longer being depreciated in the current year periods, either as a result of impairments and write offs or as a result of such assets being fully depreciated or amortized before, or during the early part of, the current year periods.

Interest expense. The increase in interest expense for the three and six months ended June 30, 2019 was primarily related to our recognition of previously-unamortized debt discount and debt fees as a result of our prepayment of a portion of our debt when we completed the VDC Transaction. Such prepayment of debt also partially offset the increase from the accelerated amortization of debt discount and debt fees because of the lower debt principal amount for the last half of the three months ended June 30, 2019.

Other gain. While we only recorded de minimis amounts of Other gain during the three and six months ended June 30, 2019, the comparable prior-year periods included approximately $0.6 million of gain on the disposal of the IRS.com domain.

Change in fair value of warrant liability. The fair value of our warrant liability maintains a direct relationship with the price of our common stock, such that the decrease in our common stock price between March 31, 2019 and June 30, 2019 resulted in a corresponding decrease in the fair value of our warrant liability. The decrease in our common stock price was smaller in scale than the decrease in our common stock price between March 31, 2018 and June 30, 2018 and, as a result, we recognized less of a gain in the current period than during the same period of 2018.

The decrease in our common stock price between December 31, 2018 and June 30, 2019 was much smaller in scale than the decrease in our common stock price between December 31, 2017 and June 30, 2018; therefore, during the six months ended June 30, 2019, we recognized less of a gain than during the same period of 2018. In both the quarter-to-date and year-to-date periods of 2019, the amount of the decrease from the same periods in 2018 in the recognized gain that resulted from stock price decreases was partially offset by increases in the estimated fair values of the warrant liability that resulted because we increased our estimate of stock price volatility as an input to the model we use for fair value estimation.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the six months ended June 30, 2019, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $332.8 million as of June 30, 2019. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $7.5 million during the six

Table of Contents	26

months ended June 30, 2019. As of June 30, 2019, our cash and cash equivalents balance was $2.1 million, and we had a negative working capital balance of $21.8 million.

We are a party to the Financing Agreement, pursuant to which the Lenders have extended credit to the Borrowers consisting of the Loan in the original aggregate principal amount of $35.5 million. As of June 30, 2019, the Loan bore interest at three-month LIBOR (with a floor of 2%) plus 11% per annum, payable monthly, and had a maturity date of May 15, 2020. The material terms of the Financing Agreement, the amendments thereto, and related documents effective as of June 30, 2019 are described in Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements. As of June 30, 2019, $11.2 million of aggregate principal remained outstanding under the Loan, which bore an applicable interest rate of approximately 14% per annum. Our available cash and other liquid assets are not sufficient to pay our obligations under the Financing Agreement in full.

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to a covenant requiring us to maintain a minimum of $1.0 million in unrestricted cash in designated bank accounts. As of June 30, 2019, we were not in compliance with such covenant. We were also not in compliance with certain other covenants under the Financing Agreement, including covenant requiring us to obtain and pay for a tail directors’ and officers’ liability insurance policy (the “Tail Policy”) by June 4, 2019 in connection with the VDC Transaction, and a covenant requiring us to make the final Earnout Payment by June 14, 2019. Additionally, although we have actively taken steps to monetize our ownership interest in Sharecare, we did not comply with certain procedural requirements stipulated by the Sharecare Covenant. Our non-compliance with such covenants constitutes events of default under the Financing Agreement. In addition, the Lenders paid the $1.1 million of premium under the Tail Policy on our behalf and such amount was added to the amount of principal due under the Financing Agreement.

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

Pursuant to the terms of the purchase agreement we entered into in connection with the VDC Acquisition, we were obligated to make an Earnout Payment of $1.0 million based upon the performance of Vegas.com in the year ended December 31, 2018, but we have not yet made such payment.

On March 29, 2019, we entered into the 2019 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2019 Aspire Purchase Agreement. On April 5, 2019, the conditions necessary for purchases under the 2019 Aspire Purchase Agreement to commence were satisfied and the 2018 Aspire Purchase Agreement was terminated under the terms of the 2019 Aspire Purchase Agreement. We issued 629,370 shares of our common stock to Aspire Capital upon commencement of the 2019 Aspire Purchase Agreement. Purchases under the 2019 Aspire Purchase Agreement, which is described in more detail in Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements, are made at prices calculated in accordance with the terms of the 2019 Aspire Purchase Agreement at the time of our submission to Aspire Capital of a purchase notice specifying such number of shares to be purchased, subject to maximum dollar and share amounts for sales on any one date unless the parties mutually agree otherwise. Additionally, the total number of shares that may be issued pursuant to the 2019 Aspire Purchase Agreement is limited to the Exchange Cap, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval is not obtained, such limitation will not apply after the Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2019 Aspire Purchase Agreement is equal to or greater than $1.85 per share.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities, in conjunction with the ongoing events of default under the Financing Agreement, give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth in our Technology and Data Intelligence segment; however, we cannot provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the long term (including but not limited to payment of the amounts required under the Financing Agreement). As a result, we are actively evaluating strategic alternatives including debt

Table of Contents	27

refinancing and potential sales of investment assets or operating businesses. However, we may need to obtain additional capital through equity financing.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months following this report, (including repayment of our existing debt as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•	monetize existing assets

•	refinance our debt

•	obtain additional capital through equity issuances, including but not limited to under the 2019 Aspire Purchase Agreement (which issuances may dilute existing stockholders)

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to August 9, 2020.

Cash Flows - Continuing Operating Activities

During the six months ended June 30, 2019, we used $2.7 million less cash in continuing operating activities than we did during the same period of the prior year. The decrease in cash used in continuing operating activities is a result of the timing of payments related to elements of working capital.

Cash Flows - Continuing Investing Activities

During the six months ended June 30, 2019, we received $30.0 million in proceeds from the VDC Transaction, while no similar transaction occurred in the prior year.

Cash Flows - Financing Activities

During the six months ended June 30, 2019, we received $7.5 million from sales of shares of our common stock, whereas we did not sell shares of our stock during the same period of 2018. The increase in sales of our common stock was partially offset by a decrease in exercises of outstanding options to purchase our common stock. We also paid $27.8 million in debt fees and debt principal in the current year, compared to payments for debt fees during the same period of 2018 of $0.5 million.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Table of Contents	28

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses in our internal control over financial reporting related to: (i) insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our Technology and Data Intelligence segment, and (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our Technology and Data Intelligence segment including accounts payable, accrued liabilities, payroll and fixed assets, all of which we described in our 2018 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

In our 2018 Form 10-K, we disclosed that management had determined that material weaknesses in our internal control over financial reporting (described above) existed. As of the date of this report, we are implementing procedural changes that we believe will remediate the material weaknesses, but not all such changes are complete and those changes that have been implemented have not operated for a sufficient time to be evaluated for their effectiveness; therefore, there was no change in our internal control over financial reporting during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Contents	29

escrow in connection with the CBG Acquisition, and disgorgement of all consideration paid by us in connection with the CBG Acquisition. We are alleging that the defendants fraudulently mispresented and concealed material information regarding the companies we acquired in the CBG Acquisition.

The Plaintiffs, CBG, and the JOLs entered into a Stipulation for Settlement dated January 15, 2019, which sets forth the binding terms of their settlement agreement (the “Stipulation for Settlement”). Pursuant to the Stipulation for Settlement, we shall issue fully-transferable warrants on a non-diluted basis allowing for the purchase of 5,710,000 shares of our common stock at a per-share exercise price of $6.00, which warrants are exercisable for a period of five years from the date of the Stipulation for Settlement, and which we have the right to cause the warrant holders to exercise if the closing price of our common stock is $8.00 or greater on any five non-consecutive days in any consecutive thirty-day trading window. The parties to the Stipulation for Settlement also agreed to negotiate anti-dilution provisions for the warrants. In exchange for the foregoing consideration, the parties to the Stipulation for Settlement agreed to release their claims against each other and enter into a written definitive settlement agreement. After entering into the Stipulation for Settlement, the JOLs demanded the warrants also include an exchange right. We rejected this request as it is a material term that was not included in the Stipulation for Settlement. We filed a motion to enforce the Stipulation for Settlement on March 12, 2019. Magistrate Judge Hoffman issued a report and recommendation on August 2, 2019, recommending that the District Judge grant, in part, our motion to enforce, finding that the Stipulation for Settlement was binding and enforceable, and estopping the JOLs from requiring an exchange right. We are reviewing the report and recommendation, and intend to vigorously protect our rights under the Stipulation for Settlement. The motion to dismiss filed by CBG and the JOLs remains pending before the Court. We entered into a settlement agreement with Mr. Roseman to settle all claims against Mr. Roseman and dismissed those claims on May 13, 2019.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 19, 2019, we issued 1,250,000 shares of our common stock to an accredited investor in a private placement in exchange for $1.0 million.

We made the offer and sale of securities in the above-described private placement in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investor in purchase agreement we entered into with the investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2019, we did not comply with a covenant in the Financing Agreement that required us to maintain a minimum of $1.0 million in unrestricted cash in designated bank accounts. We were also not in compliance with a covenant requiring us to obtain and pay for the Tail Policy by June 4, 2019, and a covenant requiring us to make the final Earnout Payment by June 14, 2019. Additionally, although we have actively taken steps to monetize our ownership interest in Sharecare, we did not comply with certain procedural requirements stipulated by the Sharecare Covenant. These and other matters described herein constitute events of default under the Financing Agreement for which we have not received a waiver as of the date of this report. As of the date of this report, $11.2 million of aggregate principal amount remained outstanding under the Loan.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Table of Contents	30

ITEM 5.	OTHER INFORMATION

On August 6, 2019, the Board of Directors of Remark Holdings, Inc. (“we”, “us” or “our”), appointed Kai-Shing Tao, our Chairman of the Board and Chief Executive Officer, as our interim principal financial officer and principal accounting officer. Mr. Tao, age 42, has served as our Chief Executive Officer since December 2012, previously serving as Co-Chief Executive Officer since October 2012, and as a member of our Board since 2007 and Chairman of the Board since October 2012. Mr. Tao also has served as Chairman and Chief Investment Officer of Pacific Star Capital Management, L.P. (“Pacific Star Capital”), a private investment group, since January 2004. Prior to founding Pacific Star Capital, Mr. Tao was a Partner at FALA Capital Group, a single-family investment office, where he headed the global liquid investments outside the operating companies. Mr. Tao has been a director of Paradise Entertainment Limited (SEHK: 1180), a Hong-Kong-Stock-Exchange-traded company engaged in casino services and the development, supply and sales of electronic gaming systems, since April 2014. Mr. Tao previously was a director of Playboy Enterprises, Inc. from May 2010 to March 2011. Mr. Tao is a graduate of the New York University Stern School of Business.

Table of Contents	31

ITEM 6.	EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.1	Amendment No. 6 and Waiver to Financing Agreement, dated as of May 15, 2019, by and among Remark Holdings, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	05/21/2019	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	32	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	August 9, 2019	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	33	Financial Statement Index