Form 10-Q
period 2019-09-30
REMARK HOLDINGS, INC.
filed 2019-11-12
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

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

As of November 8, 2019, a total of 49,055,159 shares of our common stock were outstanding.

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

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$656	$1,410
Trade accounts receivable, net	3,792	5,762
Prepaid expense and other current assets	6,233	7,907
Notes receivable, current	—	100
Assets of disposal group, current	—	28,966
Total current assets	10,681	44,145
Property and equipment, net	1,591	2,075
Operating lease assets	5,294	—
Investment in unconsolidated affiliates	1,920	2,005
Intangibles, net	752	1,010
Other long-term assets	1,245	450
Assets of disposal group, long-term	—	44,123
Total assets	$21,483	$93,808
Liabilities and Stockholders’ Deficit
Accounts payable	$7,585	$5,675
Accrued expense and other current liabilities	12,861	16,812
Contract liability	312	132
Note payable	3,000	3,000
Loans payable, current, net of unamortized discount and debt issuance cost	11,632	35,314
Liabilities of disposal group, current	—	41,648
Total current liabilities	35,390	102,581
Operating lease liabilities, long-term	5,436	—
Warrant liability	881	1,383
Other liabilities	—	2,934
Liabilities of disposal group, long-term	—	34
Total liabilities	41,707	106,932

Commitments and contingencies (Note 14)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 48,430,159 and 39,053,312 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	48	39
Additional paid-in-capital	317,732	308,018
Accumulated other comprehensive income	(224)	32
Accumulated deficit	(337,780)	(321,213)
Total stockholders’ deficit	(20,224)	(13,124)
Total liabilities and stockholders’ deficit	$21,483	$93,808
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$686	$1,755	$4,760	$7,468
Cost and expense
Cost of revenue (excluding depreciation and amortization)	189	1,231	3,323	5,778
Sales and marketing	736	1,108	2,282	3,165
Technology and development	752	1,459	2,910	3,550
General and administrative	3,052	3,760	8,483	25,410
Depreciation and amortization	229	520	814	1,657
Other operating expense	—	47	6	93
Total cost and expense	4,958	8,125	17,818	39,653
Operating loss	(4,272)	(6,370)	(13,058)	(32,185)
Other income (expense)
Interest expense	(457)	(345)	(1,397)	(1,017)
Other income (expense), net	(24)	—	23	44
Change in fair value of warrant liability	(160)	3,525	502	22,190
Other gain (loss), net	(28)	(16)	(27)	507
Total other income (expense), net	(669)	3,164	(899)	21,724
Loss from continuing operations before income taxes	(4,941)	(3,206)	(13,957)	(10,461)
Benefit from income taxes	—	442	—	1,437
Loss from continuing operations	$(4,941)	$(2,764)	$(13,957)	$(9,024)
Loss from discontinued operations, net of tax (Note 17)	—	(1,001)	(2,610)	(5,415)
Net loss	$(4,941)	$(3,765)	$(16,567)	$(14,439)
Other comprehensive income (loss)
Foreign currency translation adjustments	(289)	(82)	(256)	(67)
Comprehensive loss	$(5,230)	$(3,847)	$(16,823)	$(14,506)

Weighted-average shares outstanding, basic and diluted	46,282	35,463	43,085	33,608

Net loss per share, basic and diluted
Continuing operations	$(0.11)	$(0.08)	$(0.32)	$(0.27)
Discontinued operations	—	(0.03)	(0.06)	(0.16)
Consolidated	$(0.11)	$(0.11)	$(0.38)	$(0.43)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Three Months Ended September 30, 2019
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2019	46,130,159	$46	$315,829	$65	$(332,839)	$(16,899)
Net loss	—	—	—	—	(4,941)	(4,941)
Share-based compensation	—	—	65	—	—	65
Common stock sales	2,300,000	2	1,838	—	—	1,840
Other	—	—	—	(289)	—	(289)
Balance at September 30, 2019	48,430,159	$48	$317,732	$(224)	$(337,780)	$(20,224)

	Three Months Ended September 30, 2018
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2018	33,145,199	$33	$293,164	$130	$(310,329)	$(17,002)
Net loss	—	—	—	—	(3,765)	(3,765)
Share-based compensation	—	—	844	—	—	844
Common stock sales	3,308,812	3	9,965	—	—	9,968
Equity instrument exercises	14,685	—	33	—	—	33
Other	—	—	—	(82)	—	(82)
Balance at September 30, 2018	36,468,696	$36	$304,006	$48	$(314,094)	$(10,004)

	Nine Months Ended September 30, 2019
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2018	39,053,312	$39	$308,018	$32	$(321,213)	$(13,124)
Net loss	—	—	—	—	(16,567)	(16,567)
Share-based compensation	—	—	379	—	—	379
Common stock sales	9,374,597	9	9,331	—	—	9,340
Equity instrument exercises	2,250	—	4	—	—	4
Other	—	—	—	(256)	—	(256)
Balance at September 30, 2019	48,430,159	$48	$317,732	$(224)	$(337,780)	$(20,224)

	Nine Months Ended September 30, 2018
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2017	28,406,026	$28	$220,117	$115	$(299,848)	$(79,588)
Net loss	—	—	—	—	(14,439)	(14,439)
Effect of adopting new revenue recognition policy	—	—	—	—	193	193
Share-based compensation	—	—	13,079	—	—	13,079
Common stock sales	3,308,812	3	9,965	—	—	9,968
Equity instrument exercises	4,753,858	5	60,887	—	—	60,892
Reclassification of liability-classified stock-based compensation	—	—	(12)	—	—	(12)
Other	—	—	(30)	(67)	—	(97)
Balance at September 30, 2018	36,468,696	$36	$304,006	$48	$(314,094)	$(10,004)

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Net cash used in continuing operating activities	$(10,748)	$(16,963)
Net cash used in discontinued operating activities	(7,159)	(1,728)
Net cash used in operating activities	(17,907)	(18,691)
Cash flows from investing activities:
Proceeds from sale of business	30,000	—
Proceeds from disposition of assets	—	629
Purchases of property, equipment and software	(5)	(396)
Payment of payroll costs capitalized to software in progress	(127)	(346)
Acquisition of unconsolidated affiliate	—	(480)
Net cash provided by (used in) continuing investing activities	29,868	(593)
Net cash used in discontinued investing activities	(18,396)	(1,986)
Net cash provided by (used in) investing activities	11,472	(2,579)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	9,344	10,951
Payment of loan fees and debt issuance cost	(2,275)	(1,526)
Repayments of debt	(25,526)	—
Payment of contingent consideration in business acquisitions	—	(900)
Net cash provided by (used in) financing activities	(18,457)	8,525
Net change in cash, cash equivalents and restricted cash	(24,892)	(12,745)
Cash, cash equivalents and restricted cash:
Beginning of period, including cash in disposal group	25,548	34,302
End of period	$656	$21,557

Supplemental cash flow information:
Cash paid for interest	$2,211	$3,426

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon warrant exercise	$—	$59,907
Capitalization of interest to debt principal	$555	$—
Common stock subscription payable	$—	$520
Increase in loan payable	$1,103	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

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

Going Concern

During the nine months ended September 30, 2019, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $337.8 million as of September 30, 2019. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $10.7 million during the nine months ended September 30, 2019. As of September 30, 2019, our cash and cash equivalents balance was $0.7 million, and we had a negative working capital balance of $24.7 million.

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

As of September 30, 2019, we have issued to Aspire Capital a total of 2,504,370 shares of our common stock under the 2019 Aspire Purchase Agreement. During the nine months ended September 30, 2019, we issued a total of 9,374,597 shares of our common stock to private investors and to Aspire Capital under the 2018 Aspire Purchase Agreement and the 2019 Aspire Purchase Agreement in exchange for approximately $9.3 million plus Aspire Capital’s commitment to participate in the 2019 Aspire Purchase Agreement.

We are a party to a financing agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP (“MGG”), in its capacity as collateral agent and administrative agent for the Lenders, pursuant to which the Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $35.5 million (the “Loan”). The terms of the Financing Agreement, the amendments thereto, and related documents effective as of September 30, 2019 are described in Note 12, which also describes our ongoing events of default relating to our failure to make certain required payments under the Financing Agreement as well as certain other ongoing events of default.

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

We intend to fund our future operations and meet our financial obligations through revenue growth in our Technology and Data Intelligence segment; however, we cannot provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q (including but not limited to payment of the amounts required under the Financing Agreement). As a result, we are actively evaluating strategic alternatives including debt refinancing and potential sales of investment assets or operating businesses. However, we may need to obtain additional capital through equity financing.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months (including the amounts required under the Financing Agreement, based on the current status of discussions with the Lenders regarding ongoing events of default) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•	monetize existing assets

•	refinance our debt

•
obtain additional capital through equity issuances, including but not limited to equity issuances to Aspire Capital under its existing purchase commitment (which equity issuances may dilute existing stockholders)

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to November 12, 2020.

Comparability

We have reclassified certain amounts in our September 30, 2018 unaudited condensed consolidated financial statements to conform to the current presentation as of September 30, 2019. Specifically, we have changed how we present operating expense to better reflect the activities that generate such expense. Neither total stockholders’ deficit as of September 30, 2018 nor net loss or cash flows for the three and nine months ended September 30, 2018 changed because of the reclassifications.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2019, with the audited Consolidated Balance Sheet amounts as of December 31, 2018 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Table of Contents	6	Financial Statement Index

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of September 30, 2019, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K (the “2018 Form 10-K”).

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

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Data platform services:
FinTech services	$—	$363	$—	$3,739
AI-based products and services	549	676	3,439	1,852
Advertising and other	137	716	1,321	1,877
Revenue	$686	$1,755	$4,760	$7,468

Significant Judgments

We make certain judgments when accounting for revenue, such as whether we act as a principal or as an agent in transactions or whether our contracts with customers fall within the scope of ASC 606, that affect the determination of the amount and timing of our revenue from contracts with customers. Based on the current facts and circumstances related to our contracts with customers, none of the judgments we make involve an elevated degree of qualitative significance or complexity such that further disclosure is warranted in terms of their potential impact on the amount and timing of our revenue.

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the nine months ended September 30, 2019, our contract liability related to continuing operations changed only as a result of routine business activity.

During the nine months ended September 30, 2019, we did not recognize material amounts of revenue which were included in the beginning balance of Contract liability at January 1, 2019, while we recognized $0.3 million of revenue during the nine months ended September 30, 2018 which was included in the beginning balance of Contract liability at January 1, 2018.

During the nine months ended September 30, 2019 and 2018, we did not recognize revenue from performance obligations within the scope of ASC 606 that were satisfied in previous periods.

Table of Contents	8	Financial Statement Index

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase common stock. As of September 30, 2019, our outstanding liability-classified warrants include the warrants we issued or that we are obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016 (the “CBG Acquisition Warrants”) and warrants we issued as a result of an amendment to the Financing Agreement related to the acquisition (the “CBG Financing Warrants”).

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	September 30,	December 31,
	2019	2018
CBG Financing Warrants
Expected volatility	85.00%	70.00%
Risk-free interest rate	1.75%	2.52%
Expected remaining term (years)	0.98	1.73
CBG Acquisition Warrants
Expected volatility	75.00%	70.00%
Risk-free interest rate	1.56%	2.46%
Expected remaining term (years)	3.97	4.72

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At September 30, 2019, we estimated that two future equity financing events would potentially occur within the subsequent twelve months.

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

Change in volatility	Increase	Decrease
CBG Financing Warrants	$40	$40
CBG Acquisition Warrants	230	175

Change in stock price
CBG Financing Warrants	$40	$40
CBG Acquisition Warrants	60	60

Table of Contents	9	Financial Statement Index

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018
Balance at beginning of period	$1,383	$89,169
Warrant exercises	—	(59,907)
Decrease in fair value	(502)	(27,879)
Balance at end of period	$881	$1,383

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

The following table presents the change during the nine months ended September 30, 2019 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$990
Payments	(8)
Change in fair value of contingent consideration (included in Other loss)	10
Interest accrued on unpaid balance	75
Balance at end of period	$1,067

On the Condensed Consolidated Balance Sheets, we included the liability for contingent consideration as a component of Accrued expense and other current liabilities.

Table of Contents	10	Financial Statement Index

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	September 30, 2019	December 31, 2018
Gross accounts receivable balance	$4,666	$5,891
Allowance for bad debt	(874)	(129)
Accounts receivable, net	$3,792	$5,762

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our AI projects (exclusive of FinTech) represent 71% of our gross trade receivables. Substantially all of our remaining gross trade receivables balance resulted from the FinTech service we have discontinued. The delay in collection of the FinTech-related balance is related to the processes our customer must follow to properly shut down the short-term loan business in which they previously participated before they can finally pay all their vendors, but we have no evidence that full collection of such balance is at risk.

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

In 2009, we co-founded a U.S.-based venture, Sharecare, Inc. (“Sharecare”), to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of September 30, 2019, we owned approximately 4.6% of Sharecare’s issued stock and maintained representation on its Board of Directors.

During June 2018, one of our consolidated VIEs acquired a 20% interest in Beijing All-in-one Cloud Net Technology, Co. Ltd. (“AIO”), a Chinese technology company which provides consulting and data services to the Chinese film industry, in exchange for $1.0 million, a portion of which was paid by September 30, 2019, and a license to use our proprietary KanKan data intelligence platform in China. Based on our evaluation of the facts and circumstances related to the transaction, we determined that we will account for such transaction using the equity method of accounting. We recognize our equity in the net earnings or losses relating to AIO on a one-quarter reporting lag in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended September 30, 2019, the amount of our equity in AIO’s net earnings for their quarter ended June 30, 2019 was not material.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	September 30, 2019	December 31, 2018
Other receivables	$3,625	$4,607
Prepaid expense	840	1,076
Deposits	1,282	1,395
Inventory, net	225	587
Other current assets	261	242
Total	$6,233	$7,907

Table of Contents	11	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	September 30, 2019	December 31, 2018
Computers and equipment	3	999	1,004
Furniture and fixtures	3	23	20
Software	3	4,856	4,918
Software development in progress		1,010	924
Leasehold improvements	10	303	310
Total property, equipment and software		$7,191	$7,176
Less accumulated depreciation		(5,600)	(5,101)
Total property, equipment and software, net		$1,591	$2,075

For the nine months ended September 30, 2019 and 2018, depreciation (and amortization of software) expense was $0.6 million and $1.1 million, respectively.

NOTE 9. LEASES

We lease office space and equipment under contracts we classify as operating leases. None of our leases are financing leases. Several of our leases include one or more options to renew; however, as of September 30, 2019, we are not reasonably certain that we will exercise the renewal options and we have not included such renewal options in the lease liabilities or disclosures herein.

As of September 30, 2019, the current portion of our operating lease liability was $1.5 million and was reported in Accrued expense and other current liabilities on our Unaudited Condensed Consolidated Balance Sheet.

The following table presents the detail of our lease expense, net of sublease income, which is reported in General and administrative expense (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$492	$1,195
Short-term lease expense	67	231
Less: Sublease income	(94)	(172)
Lease expense	$465	$1,254

We reported within continuing operating cash flows for the nine months ended September 30, 2019 $1.5 million of cash paid for amounts included in the measurement of operating lease liabilities.

As of September 30, 2019, our operating leases had a weighted-average remaining lease term of approximately 48 months, and we used a weighted-average discount rate of 13% to measure our operating lease liabilities.

Table of Contents	12	Financial Statement Index

Maturity of Lease Liabilities

The following table presents information regarding the maturities of our undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our September 30, 2019 Unaudited Condensed Consolidated Balance Sheet (in thousands).

Operating lease liabilities maturing during the next:
One year	$2,319
Two years	2,183
Three years	1,976
Four years	1,780
Five years	752
Thereafter	—
Total undiscounted cash flows	$9,010
Present value of cash flows	$6,941

Lease liabilities on balance sheet:
Short-term	$1,505
Long-term	5,436
Total lease liabilities	$6,941

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

Table of Contents	13	Financial Statement Index

NOTE 10. INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	September 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$1,256	$(856)	$400	$1,256	$(801)	$455
Media content and broadcast rights	1,350	(1,125)	225	1,350	(923)	427
Other intangible assets	68	(68)	—	68	(68)	—
	$2,674	$(2,049)	$625	$2,674	$(1,792)	$882
Indefinite-lived intangible assets
License to operate in China	127		127	128		128
Total intangible assets	$2,801		$752	$2,802		$1,010

Total amortization expense was $0.3 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 11. INCOME TAX

Our effective tax rate (“ETR”) from continuing operations was 0.0% for the nine months ended September 30, 2019. The quarterly ETR has not significantly differed from our historical annual ETR because we continue to maintain a full valuation allowance against our existing deferred tax assets.

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

Table of Contents	14	Financial Statement Index

Other Debt

The following table presents debt (in thousands) as of:

	September 30, 2019	December 31, 2018
Loan payable to MGG	$11,632	$35,500
Unamortized original issue discount	—	(1,418)
Unamortized debt issuance cost	—	(18)
Carrying value of Loan	11,632	34,064
Exit fee payable in relation to Loan	—	1,250
Total long-term debt	$—	$35,314
Less: current portion	—	(35,314)
Long-term debt, less current portion and net of debt issuance cost	$—	$—

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. We entered into Amendment No. 1 to Financing Agreement on September 20, 2016 which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. As of September 30, 2019, after amendments and other events described below, the Loan bore interest at three-month LIBOR (with a floor of 2%) plus 11% per annum, payable monthly, and had a maturity date of May 15, 2020. As of September 30, 2019, the applicable interest rate on the Loan was approximately 13% per annum.

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

On April 30, 2018, we entered into Amendment No. 4 and Waiver to Financing Agreement (the “Fourth Financing Amendment”), which provided for, among other things, (i) a reduction in the interest rate on the remaining amount outstanding under the Financing Agreement to three-month LIBOR plus 8.5% per annum, (ii) an extension of the maturity date under the Financing Agreement to September 30, 2020, (iii) a modification of certain of our covenants under the Financing Agreement, including covenants regarding capital expenditures, minimum value of certain of our assets, consolidated EBITDA of Vegas.com and its subsidiaries, and revenue generated by KanKan, (iv) an increase in the amount we are permitted to invest in our non-U.S. subsidiaries operating our KanKan business, (v) a waiver by the Lenders of certain events of default under the Financing Agreement, and (vi) prepayment by the Borrowers of $8.0 million principal amount outstanding and $3.5 million of exit fees under the Financing Agreement within 60 days following the date of the Fourth Financing Amendment. In consideration for the Lenders’ entry into the Fourth Financing Amendment, we also paid a closing fee of approximately $413 thousand.

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

Table of Contents	15	Financial Statement Index

of such cash proceeds. On the same date, in connection with the closing of the VDC Transaction, we entered into Amendment No. 6 and Waiver to Financing Agreement (the “Sixth Financing Amendment”), pursuant to which, among other things, (i) the Lenders waived all events of default under the Financing Agreement existing as of the date of the Sixth Financing Amendment, (ii) MGG released any and all liens in the equity interests of Vegas.com and its subsidiaries and their assets and properties, (iii) the Borrowers may add the amount of any accrued and unpaid interest to the outstanding principal amount of the Loan, (iv) the remaining principal amount outstanding under the Financing Agreement accrues interest at a rate equal to the three-month LIBOR (with a floor of 2%) plus 8.5% per annum, (v) the continuing Loan has a maturity date of May 15, 2020, (vi) covenants with respect to capital expenditures and revenue generated by our KanKan business were eliminated and covenants regarding the minimum value of certain of our assets, our minimum liquidity and the amount we are permitted to invest in our non-U.S. subsidiaries were modified, and (vii) we were required to commence a sale process with respect to our equity in Sharecare within five business days of the effective date of the Sixth Financing Amendment, and to use the net cash proceeds of such sale to pay in full our outstanding obligations under the Financing Agreement the (“Sharecare Covenant”).

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to a covenant requiring us to maintain a minimum of $1.0 million in unrestricted cash in designated bank accounts. As of September 30, 2019, we were not in compliance with such minimum cash covenant. We were also not in compliance with certain other covenants under the Financing Agreement, including a covenant requiring us to obtain and pay for a tail directors’ and officers’ liability insurance policy (the “Tail Policy”) by June 4, 2019 in connection with the VDC Transaction, and a covenant requiring us to make the final Earnout Payment by June 14, 2019. Additionally, although we have actively taken steps to monetize our ownership interest in Sharecare, we did not comply with certain procedural requirements stipulated by the Sharecare Covenant. Our non-compliance with such covenants constitutes events of default under the Financing Agreement. In addition, in June 2019, the Lenders paid the $1.1 million of premium under the Tail Policy on our behalf and such amount was added to the amount of principal due under the Financing Agreement.

NOTE 13. OTHER LIABILITIES

The following table presents the components of other liabilities (in thousands):

December 31, 2018
Deferred rent	$1,583
Accrued early lease termination liability	1,137
Deferred tax liability, net	214
Total	$2,934

NOTE 14. COMMITMENTS AND CONTINGENCIES

At September 30, 2019, we had no material commitments outside the normal course of business.

Contingencies

We are neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities, exclusive of the liability for the Earnout Payment related to the VDC Acquisition.

Table of Contents	16	Financial Statement Index

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

As of September 30, 2019, we have issued to Aspire Capital a total of 2,504,370 shares of our common stock under the 2019 Aspire Purchase Agreement. During the nine months ended September 30, 2019, we issued a total of 9,374,597 shares of

Table of Contents	17	Financial Statement Index

our common stock to private investors and to Aspire Capital under the 2018 Aspire Purchase Agreement and the 2019 Aspire Purchase Agreement in exchange for $9.3 million plus Aspire Capital’s commitment to participate in the 2019 Aspire Purchase Agreement.

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of September 30, 2019, and changes during the nine months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	10,874,849	$4.36
Granted	755,250	0.69
Exercised	(2,250)	1.99
Forfeited, cancelled or expired	(158,117)	3.70
Outstanding at September 30, 2019	11,469,732	$4.12	6.3	$285
Options exercisable at September 30, 2019	10,853,295	$4.32	6.1	$44

The following table summarizes activity under our equity incentive plans related to the China Cash Bonuses as of September 30, 2019, and changes during the nine months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	1,464,750	$5.60
Granted	152,000	1.56
Forfeited, cancelled or expired	(723,250)	4.94
Outstanding at September 30, 2019	893,500	$5.36	8.2	$—
Bonuses exercisable at September 30, 2019	496,250	$5.39	7.8	$—

During the nine months ended September 30, 2019, we did not award restricted stock under our equity incentive plans.

Table of Contents	18	Financial Statement Index

During the three months ended September 30, 2019 and 2018, we incurred share-based compensation expense of $0.1 million and $0.8 million, respectively, and we incurred share-based compensation expense of $0.3 million and $12.5 million, respectively, during the nine months ended September 30, 2019 and 2018.

Net Loss per Share

For the three and nine months ended September 30, 2019 and 2018, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 include the outstanding stock options described above; the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued); and the outstanding CBG Financing Warrants, which may be exercised to purchase 3,808,423 shares of our common stock at an exercise price of $3.86 per share.

NOTE 16. SEGMENT INFORMATION

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

The following table presents certain financial information regarding our reportable segment and other entities for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Technology & Data Intelligence	Corporate Entity and Other	Consolidated
Three Months Ended September 30, 2019
Revenue	$549	$137	$686
Adjusted EBITDA	$(1,556)	$(2,445)	$(4,001)
Three Months Ended September 30, 2018
Revenue	$1,039	$716	$1,755
Adjusted EBITDA	$(1,674)	$(3,428)	$(5,102)

Nine Months Ended September 30, 2019
Revenue	$3,439	$1,321	$4,760
Adjusted EBITDA	$(4,559)	$(7,372)	$(11,931)
Nine Months Ended September 30, 2018
Revenue	$5,591	$1,877	$7,468
Adjusted EBITDA	$(5,166)	$(12,292)	$(17,458)

Table of Contents	19	Financial Statement Index

The following table reconciles Adjusted EBITDA to Loss before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA	$(4,001)	$(5,102)	$(11,931)	$(17,458)
Depreciation and amortization	(229)	(520)	(814)	(1,657)
Share-based compensation expense	(94)	(764)	(317)	(12,519)
Other expense (income), net	24	—	(23)	(44)
Other loss (gain)	28	16	27	(507)
Operating loss	$(4,272)	$(6,370)	$(13,058)	$(32,185)
Other income (expense)
Interest expense	(457)	(345)	(1,397)	(1,017)
Other income (expense), net	(24)	—	23	44
Change in fair value of warrant liability	(160)	3,525	502	22,190
Other gain (loss), net	(28)	(16)	(27)	507
Total other income (expense), net	$(669)	$3,164	$(899)	$21,724
Loss from continuing operations before income taxes	$(4,941)	$(3,206)	$(13,957)	$(10,461)

The following table presents total assets for our reportable segment and the corporate and other entities (in thousands):

	September 30, 2019	December 31, 2018
Technology & Data Intelligence segment	$12,905	$15,563
Corporate entity and other business units	8,578	5,156
Consolidated	$21,483	$20,719

Capital expenditures for our Technology & Data Intelligence segment were de minimus during the three months ended September 30, 2019 and totaled $0.1 million during the three months ended September 30, 2018. During the nine months ended September 30, 2019 and 2018, capital expenditures for our Technology & Data Intelligence segment totaled $0.1 million and $0.6 million, respectively.

NOTE 17. DISCONTINUED OPERATIONS

On May 15, 2019, we completed the VDC Transaction for an aggregate purchase price of $30 million. The business we sold in the VDC Transaction formerly comprised our Travel and Entertainment segment. In discontinued operations, we recognized a gain on the VDC Transaction of $6.5 million.

Table of Contents	20	Financial Statement Index

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

The following table presents the major classes of line items constituting the pretax profit or loss of the disposed Travel and Entertainment segment (in thousands):

	Three Months Ended September 30,		January 1, 2019 through May 15, 2019	Nine Months Ended September 30, 2018
	2019	2018
Revenue	$—	$17,596	$27,432	$49,320

Cost of revenue (excluding depreciation and amortization)	—	3,162	4,016	8,779
Selling, general and administrative	—	9,793	18,383	29,107
Technology and development	—	2,185	3,280	6,640
Depreciation, amortization and impairments	—	2,236	8,007	6,563
Other operating expense	—	264	384	711
Other expense (income) and loss (gain), net	—	957	(3,814)	2,935
Loss from discontinued operations before income taxes	—	(1,001)	(2,824)	(5,415)
Benefit from income taxes	—	—	214	—
Loss from discontinued operations	$—	$(1,001)	$(2,610)	$(5,415)

Table of Contents	21	Financial Statement Index

Depreciation, amortization and impairments includes $4.8 million of impairments of goodwill and intangible assets resulting from our decision to dispose of the previously-reported Travel and Entertainment segment.

For the nine months ended September 30, 2019, we allocated $2.7 million of interest expense to discontinued operations. We made such allocations based on the amount of debt specifically attributable to the discontinued operations.

NOTE 18. SUBSEQUENT EVENTS

On October 7, 2019, we sold 625,000 shares of our common stock to Aspire Capital under the 2019 Aspire Purchase Agreement in exchange for $0.5 million.

Table of Contents	22	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2019 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

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

Urban Life Cycle Solutions. We offer and have installed several solutions in what we call the urban life cycle category. Our urban life cycle solutions include our AI community system which assists in building “smart” communities by enhancing community security and safety. We also have AI solutions that help to make schools “smart” by (i) providing an accurate and convenient method for student check-in and check-out, (ii) providing an autonomous method of campus monitoring that enhances students’ safety by, for example, detecting trespassers, dangerous behaviors or physical accidents that could result in injury, and (iii) monitoring the school kitchen for safety violations.

In traffic management, our solutions assist in monitoring traffic for various violations by automatically detecting, capturing, and obtaining evidence regarding violations such as speeding, running red lights, driving against the flow of traffic and even using counterfeit registration plates. Additionally, our solutions provide constant road-condition monitoring, providing control centers with real-time information on traffic conditions such as areas of congestion or other traffic anomalies.

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

Table of Contents	23	Financial Statement Index

Other Business

In addition to AI and data-analytics solutions, we maintain a digital media portfolio which, in addition to operating businesses, includes approximately 4.6% ownership in the issued stock of Sharecare, Inc., an established health and wellness platform with more than 100 million users, which has now raised in excess of $425 million of total capital. We continue to evaluate opportunities to monetize and maximize the value of this asset for our shareholders. In addition to Data Platform Services revenue from our Remark AI business, activities such as online merchandise sales at our other operating businesses also contributed to our consolidated revenue in the current-year and prior-year periods, while advertising also contributed to revenue in prior-year periods.

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

Business Developments During 2019

On May 15, 2019, we completed the sale of Vegas.com, which allowed us to use the resulting proceeds to significantly reduce our debt and also further our near-complete focus on data analytics and AI technology. We continued to work closely with a diverse group of clients and executed on various stages of AI product deployment, including a project that installed KanKan’s taxi-safety-monitoring system in more than 2,000 taxis in the Chinese city of Xi’an. Our installation of 5,000 terminals of our AI-driven pharmacy-patient terminal system in 2018 led to an additional contract to install in 2019 an additional 15,000 terminals in pharmacies in additional Chinese cities, a project which is ongoing. With partner Hanvon Technology, we won a contract to transform one of the world’s largest telecom provider’s 17,800 corporate stores in China into “smart” retail stores. The first phase of the partnership with Hanvon is expected to bring us $50.0 million of revenue over the three-year life of the project.

Results during the third quarter were affected by several factors, including working capital constraints. Celebrations of the 70th anniversary of the founding of the People’s Republic of China caused a country-wide slowdown in business for several weeks as corporate management put off decisions and work stopped while the celebrations occurred. Also, the trade war between the United States and China has affected us by disrupting supply chain management and making the transfer of capital to our China-based subsidiaries more difficult. Finally, as AI is a new frontier in the business world, we and our partners, as well as our customers, are “learning on the job” as we identify new opportunities and ramp up the implementation of our contracts. Our projects often involve extended testing and customer customization requests that occur throughout a project’s life, which can slow the speed of full delivery and, therefore, slow revenue recognition.

The following table presents our revenue categories as a percentage of total consolidated revenue during the three and nine months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Data platform services:
FinTech services	—%	39%	—%	50%
AI-based products and services	80%	20%	72%	25%
Advertising and other	20%	41%	28%	25%

Table of Contents	24	Financial Statement Index

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

We have changed how we present operating expense to better reflect the activities that generate such expense. As a result, the operating expense line items in our results of operations for the three and nine months ended September 30, 2018 were reclassified to conform to the current presentation as of September 30, 2019.

CRITICAL ACCOUNTING POLICIES

During the three and nine months ended September 30, 2019, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2018 Form 10-K.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

Reportable Segment Results

Technology & Data Intelligence

(dollars in thousands)	Three Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$549	$1,039	$(490)	(47)%

Cost of revenue	62	612	(550)	(90)%
Sales and marketing	170	306	(136)	(44)%
Technology and development	686	1,363	(677)	(50)%
General and administrative	1,168	468	700	150%
Depreciation and amortization	119	169	(50)	(30)%
Other operating expense	—	47	(47)	(100)%

Table of Contents	25	Financial Statement Index

(dollars in thousands)	Nine Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$3,439	$5,591	$(2,152)	(38)%

Cost of revenue	2,666	5,004	(2,338)	(47)%
Sales and marketing	615	706	(91)	(13)%
Technology and development	2,688	3,210	(522)	(16)%
General and administrative	2,022	1,658	364	22%
Depreciation and amortization	424	486	(62)	(13)%
Other operating expense	6	93	(87)	(94)%

Revenue and Cost of Revenue. During the three and nine months ended September 30, 2019, we generated revenue as a result of passing proof-of-concept tests on projects and beginning the deployment and implementation phases. Such projects deliver fully-integrated AI solutions which combine our proprietary technology with third-party hardware and software products to meet end-user specifications. In the prior-year periods, large portions of our revenue resulted from providing loan candidates under then-existing FinTech contracts, a service we have since discontinued due to regulatory changes resulting from the industry-wide audit in China in 2018. As described earlier, in addition to our decision to discontinue our FinTech contract services, our revenue during the three months ended September 30, 2019 was also affected by a country-wide slowdown in business due to anniversary celebrations in China, the ongoing U.S.-China trade war, and extended project testing and customizations on our larger projects.

During the three and nine months ended September 30, 2019, we recognized approximately $0.3 million and $1.1 million, respectively, of revenue on projects delivered in prior periods and the cost of revenue was recognized in prior periods. We could not, however, recognize the revenue in the prior periods because uncertainty regarding the timing of collection prevented us from determining that collectability of all amounts payable to us under the contracts was probable.

Our cost of revenue decreased for the three and nine months ended September 30, 2019 primarily due to our decision to discontinue the FinTech contract services, the effect of which was partially offset in the nine months ended September 30, 2019 by an increase in cost of revenue related to more AI projects in the current year-to-date period.

Technology and development. Our technology and development expense decreased primarily as a result of headcount reduction, which led to decreases of approximately $0.4 million in payroll and related costs in the three and nine months ended September 30, 2019. Additionally, during the three months ended September 30, 2019, decreases of approximately $0.1 million each in stock-based compensation expense and in data storage costs contributed to the overall decrease.

General and administrative. The increase in general and administrative expense for the three and nine months ended September 30, 2019 resulted due to an increase of approximately $0.8 million in our allowance for doubtful accounts because we identified an increased risk in the third quarter of 2019 that we may not fully collect on certain trade receivables related to our AI projects. The increase in the bad debt expense during the year-to-date period of 2019 was not as large as the increase in such expense during the third quarter of 2019 because the year-to-date period of the prior year included the recording of approximately $0.3 million of allowance for doubtful accounts during the first six months of 2018.

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our AI projects (exclusive of FinTech) represent 71% of our gross trade receivables. Substantially all of our remaining gross trade receivables balance resulted from the FinTech service we have discontinued. The delay in collection of the FinTech-related balance is related to the processes our customer must follow to properly shut down the short-term loan business in which they previously participated before they can finally pay all their vendors, but we have no evidence that full collection of such balance is at risk.

Table of Contents	26

Consolidated Results

(dollars in thousands)	Three Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$686	$1,755	$(1,069)	(61)%

Cost of revenue	189	1,231	(1,042)	(85)%
Sales and marketing	736	1,108	(372)	(34)%
Technology and development	752	1,459	(707)	(48)%
General and administrative	3,052	3,760	(708)	(19)%
Depreciation and amortization	229	520	(291)	(56)%
Other operating expense	—	47	(47)	(100)%

Interest expense	(457)	(345)	(112)	32%
Other expense	(24)	—	(24)
Change in FV of warrant liability	(160)	3,525	(3,685)	(105)%
Other loss	(28)	(16)	(12)	75%
Benefit from income taxes	—	442	(442)	(100)%

(dollars in thousands)	Nine Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$4,760	$7,468	$(2,708)	(36)%

Cost of revenue	3,323	5,778	(2,455)	(42)%
Sales and marketing	2,282	3,165	(883)	(28)%
Technology and development	2,910	3,550	(640)	(18)%
General and administrative	8,483	25,410	(16,927)	(67)%
Depreciation and amortization	814	1,657	(843)	(51)%
Other operating expense	6	93	(87)	(94)%

Interest expense	(1,397)	(1,017)	(380)	37%
Other income	23	44	(21)	(48)%
Change in FV of warrant liability	502	22,190	(21,688)	(98)%
Other gain (loss)	(27)	507	(534)	(105)%
Benefit from income taxes	—	1,437	(1,437)	(100)%

In addition to the results of operations of our reportable segment that we described above, the following items impacted our consolidated results of operations:

Table of Contents	27

Revenue and Cost of Revenue. During the three months ended September 30, 2019, revenue from our Remark Entertainment business decreased $0.5 million and associated cost of revenue decreased $0.3 million due to contracts that ended in the prior year that we did not renew. We also experienced a small decrease in e-commerce cost of sales.

During the nine months ended September 30, 2019, advertising revenue decreased $0.8 million because we sold Banks.com and the tax-related businesses during 2018, which had generated such revenue in the prior year. The decrease in advertising revenue was partially offset by an increase of $0.3 million in e-commerce revenue due to increased site traffic resulting from more efficient marketing efforts.

Sales and marketing. The decrease in sales and marketing expense for the three and nine months ended September 30, 2019 primarily resulted from a decrease in headcount in certain of our businesses, which caused approximate decreases of $0.2 million and $0.6 million, respectively, in payroll and related costs. The nine months ended September 30, 2019 also saw a decrease of approximately $0.2 million in other marketing costs which resulted from more efficient use of marketing dollars.

General and administrative. The decrease in general and administrative expense incurred by our non-reportable-segment businesses in the third quarter of 2019 from the corresponding 2018 period was affected by the following:

•
Stock-based compensation decreased approximately $0.6 million because all awards outstanding vested in full during the second quarter of 2019. Also, prior to 2019, our most recent company-wide grant of stock options (which vest over a two-year period) had occurred in 2017 and contributed nine months of expense to the 2018 year-to-date period, but only six months of expense to the 2019 year-to-date period.

•	Consulting fees decreased approximately $0.3 million, primarily as a result of decreased use of temporary external consultants.

•	Individual immaterial decreases in several other expense categories that were not representative of any significant trends.

The decrease in general and administrative expense incurred by our non-reportable-segment businesses in the nine months ended September 30, 2019 from the corresponding 2018 period was affected by the following:

•
Stock-based compensation expense decreased approximately $12.4 million primarily because in January 2018, we immediately recognized $11.6 million of expense related to a grant of an option to purchase 1.3 million shares of our common stock at an exercise price of $7.81 per share to our Chief Executive Officer. We did not make a similar grant in the current year. Also, prior to 2019, our most recent company-wide grant of stock options (which vest over a two-year period) had occurred in 2017 and contributed nine months of expense to the 2018 year-to-date period, but only six months of expense to the 2019 year-to-date period.

•
Rent expense decreased $2.3 million almost exclusively because, in March 2018, we recognized a liability on the early abandonment of a lease. No similar transactions occurred during the first half of the current year-to-date period.

•	Consulting fees decreased approximately $0.9 million, primarily as a result of decreased use of temporary external consultants.

•	Payroll and related costs, excluding bonuses, decreased approximately $0.5 million as a result of headcount reductions in finance and administration.

•	We reduced business travel in 2019, resulting in a decrease of approximately $0.5 million in travel expense.

•	Approximately $0.3 million of one-time bonuses were paid in 2018 that were not repeated during 2019.

Depreciation and amortization. The decrease in depreciation and amortization for the three and nine months ended September 30, 2019 was the result of long-lived assets which were being depreciated or amortized in the prior-year periods which were no longer being depreciated in the current year periods, either as a result of impairments and write offs or as a result of such assets being fully depreciated or amortized before, or during the early part of, the current year periods.

Table of Contents	28

Interest expense. The increase in interest expense for the nine months ended September 30, 2019 was primarily related to our recognition of previously-unamortized debt discount and debt fees as a result of our prepayment of a portion of our debt when we completed the VDC Transaction. Such prepayment of debt also partially offset the increase from the accelerated amortization of debt discount and debt fees because of the lower debt principal amount generating interest expense.

Other gain. While we only recorded de minimis amounts of Other gain during the three and nine months ended September 30, 2019, the comparable prior-year periods included approximately $0.6 million of gain on the disposal of the IRS.com domain.

Change in fair value of warrant liability. The fair value of our warrant liability maintains a direct relationship with the price of our common stock, such that the increase in our common stock price between June 30, 2019 and September 30, 2019 resulted in a corresponding increase in the fair value of our warrant liability. The increase in our common stock price was much smaller in scale than the decrease in our common stock price between June 30, 2018 and September 30, 2018 and, as a result, we recognized only a small loss in the current period compared to the large gain we recognized during the same period of 2018.

The decrease in our common stock price between December 31, 2018 and September 30, 2019 was much smaller in scale than the decrease in our common stock price between December 31, 2017 and September 30, 2018; therefore, during the nine months ended September 30, 2019, we recognized less of a gain than during the same period of 2018. Also contributing to the decreases in the change in the fair value of the warrant liability was the one-year decrease in the amount of time the warrants are expected to be outstanding. In both the quarter-to-date and year-to-date periods of 2019, the amount of the decrease from the same periods in 2018 in the recognized change in the fair value of the warrant liability that resulted from stock price changes and the decrease in expected term of the warrants was partially offset by increases in the estimated fair values of the warrant liability that resulted because we increased our estimate of stock price volatility as an input to the model we use for fair value estimation.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2019, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $337.8 million as of September 30, 2019. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $10.7 million during the nine months ended September 30, 2019. As of September 30, 2019, our cash and cash equivalents balance was $0.7 million, and we had a negative working capital balance of $24.7 million.

We are a party to the Financing Agreement, pursuant to which the Lenders have extended credit to the Borrowers consisting of the Loan in the original aggregate principal amount of $35.5 million. As of September 30, 2019, the Loan bore interest at three-month LIBOR (with a floor of 2%) plus 11% per annum, payable monthly, and had a maturity date of May 15, 2020. The material terms of the Financing Agreement, the amendments thereto, and related documents effective as of September 30, 2019 are described in Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements. As of September 30, 2019, $11.6 million of aggregate principal remained outstanding under the Loan, which bore an applicable interest rate of approximately 13% per annum. Our available cash and other liquid assets are not sufficient to pay our obligations under the Financing Agreement in full.

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to a covenant requiring us to maintain a minimum of $1.0 million in unrestricted cash in designated bank accounts. As of September 30, 2019, we were not in compliance with such minimum cash covenant. We were also not in compliance with certain other covenants under the Financing Agreement, including a covenant requiring us to obtain and pay for the Tail Policy by June 4, 2019 in connection with the VDC Transaction, and a covenant requiring us to make the final Earnout Payment by June 14, 2019. Additionally, although we have actively taken steps to monetize our ownership interest in Sharecare, we did not comply with certain procedural requirements stipulated by the Sharecare Covenant. Our non-compliance with such covenants constitutes events of default under the Financing Agreement. In addition, in June 2019, the Lenders paid the $1.1 million of premium under the Tail Policy on our behalf and such amount was added to the amount of principal due under the Financing Agreement.

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note

Table of Contents	29

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

We intend to fund our future operations and meet our financial obligations through revenue growth in our Technology and Data Intelligence segment; however, we cannot provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q (including but not limited to payment of the amounts required under the Financing Agreement). As a result, we are actively evaluating strategic alternatives including debt refinancing and potential sales of investment assets or operating businesses. However, we may need to obtain additional capital through equity financing.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to November 12, 2020.

Table of Contents	30

Cash Flows - Continuing Operating Activities

During the nine months ended September 30, 2019, we used $6.2 million less cash in continuing operating activities than we did during the same period of the prior year. The decrease in cash used in continuing operating activities is a result of the timing of payments related to elements of working capital.

Cash Flows - Continuing Investing Activities

During the nine months ended September 30, 2019, we received $30.0 million in proceeds from the VDC Transaction, while no similar transaction occurred in the prior year.

Cash Flows - Financing Activities

During the nine months ended September 30, 2019, we received $9.3 million from sales of shares of our common stock, whereas the same period of 2018 included stock sale proceeds of $10.0 million and proceeds from stock option exercises of $1.0 million. We also paid $27.8 million in debt fees and debt principal in the current year, compared to payments for debt fees during the same period of 2018 of $1.5 million, and we made a $0.9 million Earnout Payment in the prior-year period that we have not yet made in the current year.

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

Table of Contents	31

detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our Technology and Data Intelligence segment, and (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our Technology and Data Intelligence segment including accounts payable, accrued liabilities, payroll and fixed assets, all of which we described in our 2018 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2019.

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

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 21, 2018, we initiated a legal proceeding (the “CBG Litigation”) against CBG, Adam Roseman, and CBG’s Joint Official Liquidators (the “JOLs”) arising from the CBG Acquisition. The CBG Litigation was filed in the United States District Court for the District of Nevada and is captioned as Remark Holdings, Inc., et al. v. China Branding Group, Limited (In Official Liquidation), et al., Case No. 2:18-cv-00322. In the CBG Litigation, we sought a declaration from the court that we are entitled to rescission of the CBG Purchase Agreement and all transactions related to the CBG Acquisition, a declaration that the CBG Purchase Agreement and the transactions consummated pursuant thereto be rescinded and void ab initio, a declaration that we are not required to deliver the remaining CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00, an order directing release to us of any consideration held in escrow in connection with the CBG Acquisition, and disgorgement of all consideration paid by us in connection with the CBG Acquisition. We alleged that the defendants fraudulently mispresented and concealed material information regarding the companies we acquired in the CBG Acquisition.

We entered into a settlement agreement with Mr. Roseman to settle all claims against him, and we dismissed those claims on May 13, 2019. The Plaintiffs, CBG, and the JOLs entered into a Stipulation for Settlement dated January 15, 2019, which sets forth the binding terms of their settlement agreement (the “Stipulation for Settlement”). Pursuant to the Stipulation for Settlement, we shall issue fully-transferable warrants on a non-diluted basis allowing for the purchase of 5,710,000 shares of our common stock at a per-share exercise price of $6.00, which warrants are exercisable for a period of five years from the date of the Stipulation for Settlement, and which we have the right to cause the warrant holders to exercise if the closing price of our common stock is $8.00 or greater on any five non-consecutive days in any consecutive thirty-day trading window. The parties to the Stipulation for Settlement also agreed to negotiate anti-dilution provisions for the warrants. In exchange for the foregoing consideration, the parties to the Stipulation for Settlement agreed to release their claims against each other and enter into a written definitive settlement agreement. After entering into the Stipulation for Settlement, the JOLs demanded the warrants also include an exchange right. We rejected this request and filed a motion to enforce the Stipulation for Settlement on March 12, 2019. Magistrate Judge Hoffman issued a report and recommendation on August 2, 2019, which the District Judge affirmed on September 24, 2019, requiring the JOLs to submit the written definitive settlement agreement (without an exchange right) to the Grand Court of the Cayman Islands overseeing CBG’s liquidation for approval. We intend to vigorously protect our rights under the Stipulation for Settlement and the Court’s orders enforcing it.

ITEM 1A.	RISK FACTORS

Not applicable

Table of Contents	32	Financial Statement Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 13, 2019, we issued 2,300,000 shares of our common stock to an accredited investor in a private placement in exchange for $1.8 million.

We made the offer and sale of securities in the above-described private placement in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investor in purchase agreement we entered into with the investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2019, we did not comply with a covenant in the Financing Agreement that required us to maintain a minimum of $1.0 million in unrestricted cash in designated bank accounts. We were also not in compliance with a covenant requiring us to obtain and pay for the Tail Policy by June 4, 2019, and a covenant requiring us to make the final Earnout Payment by June 14, 2019. Additionally, although we have actively taken steps to monetize our ownership interest in Sharecare, we did not comply with certain procedural requirements stipulated by the Sharecare Covenant. These and other matters described herein constitute events of default under the Financing Agreement for which we have not received a waiver as of the date of this report. As of the date of this report, $11.6 million of aggregate principal amount remained outstanding under the Loan.

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

REMARK HOLDINGS, INC.

Date:	November 12, 2019	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	35	Financial Statement Index