Form 10-K
period 2019-12-31
REMARK HOLDINGS, INC.
filed 2020-05-29
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
Commission File Number 001-33720
Remark Holdings, Inc.

Delaware	33-1135689
State of Incorporation	IRS Employer Identification Number

800 S Commerce St.
Las Vegas, NV 89106
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑
As of June 30, 2019, the aggregate market value of our voting and non-voting common equity held by non-affiliates was $34.3 million.
As of May 26, 2020, a total of 99,354,052 shares of our common stock were outstanding.

Table of Contents	i

RELIANCE ON SEC ORDER GRANTING CONDITIONAL EXEMPTIONS DUE TO CIRCUMSTANCES RELATED TO COVID-19

In accordance with the Securities and Exchange Commission (the “SEC”) Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, SEC Release No. 34-88465, dated March 25, 2020 (the “Order”), Remark Holdings, Inc. (“we” or “our”) filed a Current Report on Form 8-K with the SEC on March 27, 2020 stating that we are relying on the relief provided by the Order to delay the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 by up to 45 days. We maintain offices in the cities of Chengdu, Shanghai and Hangzhou in China. As early as January 2020, in response to the early stages of what would become the COVID-19 pandemic, national and local governmental authorities in China began to shut down most forms of public transportation and impose restrictions on travel, public gatherings and non-essential businesses. The restrictions prevented our employees from leaving their homes, from being able to obtain needed information from vendors and customers and, as a result, from completing tasks essential to our accounting and financial reporting process on a timely basis. As a result, we were not able to timely review and prepare our financial statements for the year ended December 31, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The matters discussed in this Annual Report on Form 10-K (this “2019 Form 10-K”) include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, “our”). You will find forward-looking statements principally in the sections entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are identifiable by words or phrases indicating that Remark or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should,” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that we are “positioned” for a particular result, or similarly stated expectations. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this 2019 Form 10-K, other report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this 2019 Form 10-K and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. Such risks and uncertainties include general business conditions, changes in overall economic conditions, our ability to integrate acquired assets, the impact of competition and other factors which are often beyond our control.

This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity, financial condition and prospects. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information that we obtain after the date of this 2019 Form 10-K.

Table of Contents	ii

PART I

ITEM 1.	BUSINESS.

OVERVIEW

Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”), which include its consolidated variable-interest entities (“VIEs”), are primarily technology-focused. Our KanKan data intelligence platform serves as the basis for our development and deployment of artificial-intelligence-based solutions for businesses in many industries and geographies. We also own and operate an e-commerce digital media property focused on a luxury beach lifestyle.

Our innovative artificial intelligence (“AI”) and data analytics solutions continue to gain worldwide awareness and recognition through media exposure, comparative testing, product demonstrations and word of mouth resulting from positive responses and increased acceptance. We intend to expand our business not only in the Asia-Pacific region, where we believe there still are fast-growth AI market opportunities for our solutions, but also in the United States and Europe, where we see tremendous requests for AI products and solutions in the workplace and public safety markets, especially in response to the COVID-19 pandemic. However, the COVID-19 pandemic may also present challenges to our business, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. We continue to pursue large business opportunities, but anticipating when, or if, we can close these opportunities is difficult. Quickly deploying our software solutions in the market segments we have identified, in which we may face a number of large, well-known competitors, is also difficult.

Our U.S. operations are headquartered in Las Vegas, Nevada, and our China operations are headquartered in Chengdu, China with additional operations in Beijing, Shanghai, and Hangzhou. Our common stock, par value $0.001 per share, is listed on the NASDAQ Capital Market under the ticker symbol MARK.

OUR BUSINESS

Development

In 2009, we co-founded a U.S.-based venture, Sharecare, Inc. (“Sharecare”), to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As a part of the transactions, we received an equity stake in Sharecare, which constitutes approximately five percent of Sharecare’s issued capital stock at December 31, 2019. We also maintain representation on Sharecare’s Board of Directors.

In September 2015, we acquired Vegas.com LLC (“Vegas.com” or “VDC”) to give us a deeper reach into the travel and entertainment market in Las Vegas and the surrounding area. After operating Vegas.com for several years, we determined that we would further focus on our AI business and reduce our debt by disposing of Vegas.com. As described more fully in Note 18 in the Notes to Consolidated Financial Statements, on May 15, 2019, we completed the sale of all of the issued and outstanding membership interests of Vegas.com pursuant to a Membership Interest Purchase Agreement, dated as of March 15, 2019, with VDC-MGG Holdings LLC, an affiliate of our lenders, for an aggregate purchase price of $30 million (the “VDC Transaction”). The cash proceeds of the VDC Transaction were used to pay amounts due to our lenders.

During 2019, we continued to work closely with a diverse group of clients and executed on various stages of AI product deployment, including a project that installed KanKan’s taxi-safety-monitoring system in more than 2,000 taxis in the Chinese city of Xi’an. Our installation of 5,000 terminals of our AI-driven pharmacy-patient terminal system in 2018 led to an additional contract to install an additional 15,000 terminals in pharmacies in additional Chinese cities, a project which is ongoing. With strategic partner Hanvon Technology, we won a contract to transform one of the world’s largest telecom provider’s 17,800 corporate stores in China into “smart” retail stores. The first phase of our strategic partnership with Hanvon is expected to bring us $50.0 million of revenue over the three-year life of the project.

In the foreseeable future, we will continue to focus primarily on developing and monetizing new AI-based products and services using our KanKan data intelligence platform and deploying such products and services in the vast Asia market across

Table of Contents	1

multiple industries. Additionally, we have begun marketing activities in Europe and the U.S. and we will continue such activities.

Business Model

We currently earn the majority of our revenue from sales of AI-based products and services. Excluding general and administrative expense, the primary costs we incur to earn the revenue described above include:

•	software and website development costs, including licensing costs for third-party software

•	cost of equipment related to customized AI products

•	costs associated with marketing our brands

Remark AI Business

Through our proprietary data and AI platform, our Remark AI business (currently known in the Asia-Pacific region as KanKan, and which we report as our Technology & Data Intelligence segment) generates our data platform services revenue by delivering AI-based vision products, computing devices and software-as-a-service solutions for businesses in many industries. Our technology is becoming noted for its performance. In June 2019, in addition to other recent successes on other testing platforms, our facial-recognition algorithms received a top ranking in the National Institute of Standards and Technology’s Wild Image Accuracy Test, a widely-recognized, global facial-recognition-testing platform. In addition to the other work that we have ramped up, we continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe keep us among the leaders in technology development. During 2019, our research team participated in a series of computer vision competitions at the Conference on Computer Vision and Pattern Recognition and the International Conference on Computer Vision and was ranked first or second in many of such competitions. Though we currently focus our KanKan business on the Asia-Pacific region, we have initiated marketing activities in Europe and the United States and are continuing to launch several proof-of-concept projects.

We have been introducing Remark AI’s innovative AI-based solutions into the retail, urban life cycle, and workplace and food safety markets.

Retail Solutions. Utilizing a client’s existing cameras and strategic sensors placed throughout the store, Remark AI’s retail solutions swiftly analyze real-time customer shopping behavior, such as time of store entry and shelf-browsing habits, and provide managers with a customer heatmap that reflects traffic patterns. Purchase history is also analyzed, leading to relevant offers for future purchase conversions, and customers for their continued loyalty through a special VIP status that brings customized promotions and coupons along with attentive customer service. Remark AI’s retail solutions allow retailers and store managers to make better data-driven decisions regarding store layout, item placement, and pricing strategy, all while anonymizing customers’ identities to protect their privacy.

Urban Life Cycle Solutions. We offer and have installed several solutions in what we call the urban life cycle category. Our urban life cycle solutions include our AI community system which assists in building “smart” communities by enhancing community security and safety. We also have AI solutions that help to make schools “smart” by (i) providing an accurate and convenient method for student check-in and check-out, (ii) providing an autonomous method of campus monitoring that enhances students’ safety by, for example, monitoring students for elevated body temperatures that could indicate viral infections such as influenza or COVID-19, detecting trespassers, detecting dangerous behaviors or physical accidents that could result in injury, and (iii) monitoring the school kitchen for safety violations.

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

Workplace and Food Safety Solutions. The monitoring and detection capabilities of our solutions ensure that workers are practicing established food safety protocols, wearing the proper personal protective equipment, and complying with local health

Table of Contents	2

codes. From commercial kitchens to factories to construction work zones, our safety-compliance algorithms manage regulatory functions, review hygienic and equipment status while checking and alerting management regarding violations.

Other Businesses

In addition to our AI and data analytics solutions, we maintain a digital media portfolio which, in addition to operating businesses, includes an approximately five percent ownership in the issued stock of Sharecare, an established health and wellness platform with more than 100 million users, which has now raised in excess of $425 million of total capital. We continue to evaluate opportunities to monetize and maximize the value of this asset for our shareholders. In addition to Data Platform Services revenue from our AI business, activities such as online merchandise sales generated from Bikini.com, our e-commerce website selling swimwear and accessories in the latest styles, also contributed to our consolidated revenue in the current-year and prior-year periods, while advertising also contributed to revenue in prior-year periods.

Competition

We compete for business primarily on the basis of the quality and reliability of our products and services, and primarily in the AI marketplace, which is intensely competitive and rapidly evolving.

Our AI-based products and services represent a significant opportunity for us in the future. We offer AI products and we also build and deploy custom AI solutions. Our AI products compete with companies such as SenseTime, Face++, Google, GoGoVan, WeLab and others, while we compete with companies such as PricewaterhouseCoopers, Hewlett Packard, Baidu and others for business in the AI solutions market space.

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

Intellectual Property

We rely upon trademark, copyright and trade secret laws in various jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brands. We own two U.S. patents and one patent in each of Canada and Hong Kong. Regarding our Technology and Data Intelligence segment, we own 12 copyright registrations, we have 62 AI-related patents pending in China and we have several additional patent applications we are preparing to file in China. We also hold various trademarks for our brands, and we have additional applications pending.

Technology

Our technologies include software applications built to run on third-party cloud hosting providers including Amazon Web Services and Alibaba located in North America and Asia. We make substantial use of off-the-shelf available open-source technologies such as Linux, PHP, MySQL, Drupal, mongoDB, Memcache, Apache, Nginx, CouchBase, Hadoop, HBase, ElasticSearch, Lua, Java, Redis, Akka and Wordpress, in addition to commercial platforms such as Microsoft, including Windows Operating Systems, SQL Server, and .NET. Such systems are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. We also utilize third-party services to geographically deliver data using major content distribution network providers. We rely heavily on virtualization throughout our technology architecture, which enables the scaling of dozens of digital media properties in an efficient and cost-effective manner.

We use third-party cloud hosting providers to host most of our public-facing websites and applications, as well as many of our back-end business intelligence and financial systems. Each of our significant websites is designed to be fault-tolerant, with collections of application servers, typically configured in a load-balanced state, to provide additional resiliency. The infrastructure is equipped with enterprise-class security solutions to combat events such as large-scale distributed denial of service attacks. Our environment is staffed and equipped with a full-scale monitoring solution.

Table of Contents	3

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

The following diagram illustrates our China holding structure as of the date of this 2019 Form 10-K. The diagram omits certain entities which are immaterial to our results of operations and financial condition. Equity interests depicted in this diagram are 100% owned. The relationships between each of Chengdu Remark Technology Co., Ltd.; Hangzhou Shufeng Technology Co., Ltd.; Remark Data Technology Co., Ltd. and BoNet (Beijing) Technology LLC, on the one hand, and KanKan Technology (Shanghai) Co., Ltd., on the other hand, as illustrated in the following diagram are governed by contractual arrangements, including in each case an Exclusive Call Option Agreement, an Exclusive Business Cooperation Agreement, a Proxy Agreement and an Equity Pledge Agreement, and do not constitute equity ownership.

Table of Contents	4

Employees

We employed approximately 80 people as of May 26, 2020, substantially all of which are full-time employees.

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

Table of Contents	5

10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We do not incorporate any information found on our website into the materials we file with, or furnish to, the SEC; therefore, you should not consider any such information a part of any filing we make with the SEC. You may also obtain the reports noted above at the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.    RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this 2019 Form 10-K, including our consolidated financial statements and notes thereto, before deciding whether to invest in our common stock. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

The artificial intelligence market is new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our AI platform.

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

Laws and regulations concerning data privacy are continually evolving. Failure to comply with these laws and regulations could harm our business.

Portions of our business, primarily our AI solutions, are subject to certain privacy and data protection laws in the U.S and internationally. Our failure to comply with existing privacy or data protection laws and regulations could increase our costs, force us to change or limit the features of our AI software or result in proceedings or litigation against us by governmental authorities or others, any or all of which could result in significant fines or judgments against us, result in damage to our reputation, and result in negative effects on our financial condition and results of operations. Even if concerns raised by regulators, the media, or consumers about our privacy and data protection or consumer protection practices are unfounded, we could suffer damage to our reputation that causes significant negative effects on our financial condition and results of operations.

Privacy and data protection laws are rapidly changing and likely will continue to do so for the foreseeable future, which could have an impact on how we develop and customize our AI products and software. In the U.S., the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020 and applies to processing of personal information of California residents. Other states, including Nevada, have enacted or are considering similar privacy or data protection laws that may apply to us. The U.S. government, including the Federal Trade Commission and the Department of Commerce, also continue to review the need for greater or different regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the U.S. Congress is considering a number of legislative proposals to

Table of Contents	6

regulate in this area. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. For example, the European Union (“EU”) General Data Protection Regulation ("GDPR") became effective on May 25, 2018. GDPR would apply to us should we expand our AI business into member countries of the EU. Violations of the GDPR may result in significant penalties, and countries in the EU are still enacting national laws that correspond to certain portions of the GDPR.

The growth and development of AI may prompt calls for more stringent consumer privacy protection laws that may impose additional burdens on companies such as ours. Any such changes would require us to devote legal and other resources to address such regulation.

Our continuous access to publicly-available data and to data from partners may be restricted, disrupted or terminated, which would restrict our ability to develop new products and services, or to improve existing products and services, which are based upon our AI platform.

The success of our AI-based solutions depends substantially on our ability to continuously ingest and process large amounts of data available in the public domain and provided by our partners, and any interruption to our free access to such publicly-available data or to the data we obtain from our partners will restrict our ability to develop new products and services, or to improve existing products and services. While we have not encountered any significant disruption of such access to date, there is no guarantee that this trend will continue without costs. Public data sources may change their policies to restrict access or implement procedures to make it more difficult or costly for us to maintain access, and partners could decide to terminate our existing agreements with them. If we no longer have free access to public data, or access to data from our partners, our ability to maintain or improve existing products, or to develop new AI-based solutions may be severely limited. Furthermore, we may be forced to pay significant fees to public data sources or to partners to maintain access, which would adversely affect our financial condition and results of operations.

Our AI software and our application software are highly technical and run on very sophisticated third-party hardware platforms. If such software or hardware contains undetected errors, our AI solutions may not perform properly and our business could be adversely affected.

Our AI-based solutions and internal systems rely on software, including software developed or maintained internally and(or) by third parties, that is highly technical and complex. In addition, our AI-based solutions and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the AI-based solution or application software has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for our customers, delay product introductions or enhancements, result in measurement or billing errors, or compromise our ability to protect our customers’ data and(or) our intellectual property. Any errors, bugs, or defects discovered in the software on which we rely could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

The successful operation of our AI platform will depend upon the performance and reliability of the Internet infrastructure in China.

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

Table of Contents	7

Delays in collecting amounts receivable arising from our KanKan business in China could negatively impact our results of operations and cash flows.

Generally, Chinese entities tend to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce, while contracts in China can lack the specificity regarding timing of collection that current accounting rules in the U.S. require to record revenue from contracts with customers. The combination of longer collection times and lack of contract specificity regarding timing of collection could result in higher amounts of bad debt expense, less revenue recorded in any particular period and mismatches between the timing of our cash needs and the timing of our cash inflows that could negatively affect our reported results of operations and harm relationships with our vendors, which in turn could harm our business.

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

Table of Contents	8

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

Table of Contents	9

Our business operations may be harmed by the recent coronavirus outbreak.

Our business operations may be harmed by the effects of the recent global outbreak of a novel strain of coronavirus, COVID-19. We maintain significant operations in China relating to our KanKan business. In an effort to halt the outbreak of COVID-19, national and local governmental authorities in China placed significant restrictions on travel and other activities within China, leading to extended business closures. These restrictions and business closures have limited our operational capabilities, which could have a material impact on our business.

The virus has also spread rapidly across the globe, including the U.S. The pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our vendors, our employees and customers and customer sentiment in general. Continued impacts of the pandemic could materially adversely impact global economic conditions, our business, results of operations and financial condition, including our potential to conduct financings on terms acceptable to us, if at all, and may require significant actions in response, including but not limited to expense reductions or pricing discounts, in an effort to mitigate such impacts. In addition, governmental authorities around the world have instituted measures in an effort to control the spread of COVID-19, including travel restrictions, shelter-in-place orders, school closings, closure of non-essential businesses and other quarantine measures, which may make it much more difficult, or temporarily or permanently impossible, for us to provide certain products and services to our customers.

The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of the travel restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

We may be subject to liability in China with respect to Remark Entertainment for content that is alleged to be socially destabilizing, obscene, defamatory, libelous or otherwise unlawful.

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

New regulations governing AI, the Internet and e-commerce may negatively affect our business.

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

Table of Contents	11

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

During the year ended December 31, 2019, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $346.8 million.

We cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs further. Additionally, we are working with our advisors to evaluate strategic alternatives, including the potential sale of certain non-core assets, investment assets and operating businesses. We may also need to obtain additional capital through equity financing or debt financing. Should we fail to successfully implement our plans described herein, such failure would have a material adverse effect on our business, including the possible cessation of operations.

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions (including developments and volatility arising from COVID-19) will play primary roles in

Table of Contents	12

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

Table of Contents	13

We continue to evolve our business strategy and develop new brands, products and services, and our future prospects are difficult to evaluate.

We are in varying stages of development with regard to our business, including our artificial intelligence business driven by our AI platform, so our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Some of such risks and difficulties include our ability to, among other things:

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

Table of Contents	14

If we are not able to attract and retain key management, we may not successfully integrate acquired assets into our existing business or achieve our other business objectives.

We will depend upon the contributions of our senior management for our future business success. The loss of the service of any of the key members of our senior management team may significantly delay or prevent the integration of acquired assets and other business objectives.

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

The trading price of our common stock has been and may continue to be volatile. From January 1, 2018, through May 26, 2020, the high and low sales prices for our common stock were $15.10 and $0.25, respectively. The trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Table of Contents	15

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of May 26, 2020, our Chairman and Chief Executive Officer, Kai-Shing Tao, may be deemed to beneficially own 10,200,634 shares, or 9.8% of our common stock and Ernest T. Lee may be deemed to beneficially own 5,343,569 shares, or 5.4% of our common stock. The interests of these stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate actions. Such concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Sales of our common stock to Aspire Capital Fund, LLC (“Aspire Capital”) may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

On March 29, 2019, we entered into a common stock purchase agreement (the “2019 Aspire Purchase Agreement”) with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2019 Aspire Purchase Agreement. In consideration for entering into the 2019 Aspire Purchase Agreement, we issued to Aspire 629,370 shares of our common stock.

On March 3, 2020, we entered into a new common stock purchase agreement (the “2020 Aspire Purchase Agreement” and together with the 2019 Aspire Purchase Agreement, the “Aspire Purchase Agreements”) with Aspire Capital, which replaced the 2019 Aspire Purchase Agreement. The 2020 Aspire Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2020 Aspire Purchase Agreement. In consideration for entering into the 2020 Aspire Purchase Agreement, we issued to Aspire 2,374,545 shares of our common stock. On April 9, 2020, we entered into an amendment to the 2020 Aspire Purchase Agreement with Aspire Capital. The terms of the 2020 Aspire Purchase Agreement and the amendment are described in more detail in Note 19 in the Notes to Consolidated Financial Statements.

The number of shares ultimately sold to Aspire Capital is dependent upon our election to sell to Aspire Capital under the Aspire Purchase Agreements. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under the Aspire Purchase Agreements may cause the trading price of our common stock to decline.

After Aspire Capital has acquired shares under the Aspire Purchase Agreements, it may sell all, some or none of those shares. Sales to Aspire Capital pursuant to the Aspire Purchase Agreements may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right under the Aspire Purchase Agreements to control the timing and amount of sales of our shares to Aspire Capital, and the Aspire Purchase Agreements may be terminated by us at any time at our discretion without any penalty or cost to us. As of May 26, 2020, we have issued an aggregate of 49,993,718 shares of common stock to Aspire Capital, including the 3,003,915 shares issued in consideration for entering into the Aspire Purchase Agreements, in exchange for $34.5 million pursuant to the Aspire Purchase Agreements.

A significant number of additional shares of our common stock may be issued under the terms of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

As of May 26, 2020, we had outstanding stock options allowing for the purchase of as many as approximately 10.3 million shares of common stock and we had outstanding warrants to purchase 6,641,558 shares of common stock. The number of outstanding warrants include certain of the warrants we issued as part of the consideration for our acquisition of assets of China Branding Group Limited (the “CBG Acquisition” and such warrants, the “CBG Acquisition Warrants”) and warrants we issued to affiliates of our lenders in connection with the financing we obtained for the CBG Acquisition (the “CBG Financing Warrants”), providing for the right to purchase 40,000 and 6,601,558 shares of common stock, respectively, at per-share

Table of Contents	16

exercise prices of $10.00 and $2.23, respectively. We are also obligated to issue additional CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00 (we have already accounted for the liability associated with such unissued CBG Acquisition Warrants in our consolidated balance sheet as part of the line item Warrant liability). On February 21, 2018, we initiated a legal proceeding seeking, among other things, a declaration that we are not required to deliver the unissued CBG Acquisition Warrants. The parties to the proceeding entered into a Stipulation for Settlement which sets forth terms with respect to the issuance of such unissued CBG Acquisition Warrants. We describe the Stipulation for Settlement in more detail in Item 3 of this 2019 Form 10-K.

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

We have insufficient authorized capital stock to issue common stock to all of the holders of our outstanding stock options and warrants and will need to seek stockholder approval to authorize additional shares of common stock in connection with the exercise of such outstanding securities or any future equity financing transactions.

Our Amended and Restated Certificate of Incorporation authorizes us to issue up to 100,000,000 shares of our common stock, of which 99,354,052 shares were outstanding as of May 26, 2020. In addition, as of May 26, 2020, we had outstanding stock options allowing for the purchase of as many as approximately 10.3 million shares of common stock and we had outstanding warrants to purchase 6,601,558 shares of common stock. If all of our outstanding stock options and warrants were exercised, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

As a result of such potential shortfall in the number of our authorized shares of common stock, we will have insufficient shares of common stock available to issue in connection with the exercise of our outstanding stock options and warrants or any future equity financing transaction we may seek to undertake. Accordingly, we intend to seek approval of an increase in the number of our authorized shares of common stock at our 2020 annual meeting of stockholders. However, we cannot assure you that our stockholders would authorize an increase in the number of shares of our common stock. Our failure to have a sufficient number of authorized shares of common stock for issuance upon future conversion of our outstanding stock options and warrants could result in a breach under such securities, which could adversely affect our business, financial condition, results of operations and prospects.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of Remark more difficult, which acquisition may be beneficial to stockholders.

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of the General Corporation Law of the State of Delaware (“DGCL”), which may discourage, delay or prevent a merger with, acquisition of or other change in control of Remark, even if such a change in control would be beneficial to our stockholders, include the following:

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

Table of Contents	17

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We conduct our operations primarily from office space located in Las Vegas, Nevada, and Chengdu, China. The locations are leased pursuant to agreements expiring in March 2022 and November 2021, respectively. We also lease support offices in Shanghai and Hangzhou, China.

ITEM 3.	LEGAL PROCEEDINGS

CBG Litigation

On February 21, 2018, we initiated a legal proceeding (the “CBG Litigation”) against China Branding Group Limited (“CBG”), Adam Roseman, and CBG’s Joint Official Liquidators (the “JOLs”) arising from the CBG Acquisition. The CBG Litigation was filed in the United States District Court for the District of Nevada and is captioned as Remark Holdings, Inc., et al. v. China Branding Group, Limited (In Official Liquidation), et al., Case No. 2:18-cv-00322. In the CBG Litigation, we sought a declaration from the court that we are entitled to rescission of the purchase agreement relating to the CBG Acquisition and all transactions related to the CBG Acquisition, a declaration that such purchase agreement and the transactions consummated pursuant thereto be rescinded and void ab initio, a declaration that we are not required to deliver the remaining CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00, an order directing release to us of any consideration held in escrow in connection with the CBG Acquisition, and disgorgement of all consideration paid by us in connection with the CBG Acquisition. We alleged that the defendants fraudulently mispresented and concealed material information regarding the companies we acquired in the CBG Acquisition.

We entered into a settlement agreement with Mr. Roseman to settle all claims against him, and we dismissed those claims on May 13, 2019. We entered into a Stipulation for Settlement dated January 15, 2019 with CBG and the JOLs, which sets forth the binding terms of their settlement agreement (the “Stipulation for Settlement”). Pursuant to the Stipulation for Settlement, we will issue fully-transferable warrants on a non-diluted basis allowing for the purchase of 5,710,000 shares of our common stock at a per-share exercise price of $6.00, which warrants are exercisable for a period of 5 years from the date of the Stipulation for Settlement, and which we have the right to cause the warrant holders to exercise if the closing price of our common stock is $8.00 or greater on any 5 non-consecutive days in any consecutive 30-day trading window. The parties to the Stipulation for Settlement also agreed to negotiate anti-dilution provisions for the warrants. In exchange for the foregoing consideration, the parties to the Stipulation for Settlement agreed to release their claims against each other and enter into a written definitive settlement agreement. After entering into the Stipulation for Settlement, the JOLs demanded the warrants also include an exchange right. We rejected this request and filed a motion to enforce the Stipulation for Settlement on March 12, 2019. The Nevada court issued a report and recommendation on August 2, 2019, which was affirmed on September 24, 2019, requiring the JOLs to submit the written definitive settlement agreement (without an exchange right) to the Grand Court of the Cayman Islands overseeing CBG’s liquidation for approval. An application for sanction to enter the settlement agreement was filed with the Grand Court on December 3, 2019. One month later, on or about January 2, 2020, the Grand Court approved the application, authorizing CBG and the JOLs to enter into the settlement. Counsel for the parties are currently finalizing the settlement agreement.

Greenspun Litigation

On May 21, 2019, James B. Gibson, in his capacity as the designated representative of the Amy Greenspun Arenson 2010 Legacy Trust, James Adam Greenspun 2010 Legacy Trust, Moira Greenspun Tarmy 2010 Legacy Trust, Jeffrey Aaron Fine 2010 Legacy Trust, Alyson Fine Marmur 2010 Legacy Trust, Jonathan M. Fine 2010 Legacy Trust, Kathryn A. Fine 2010 Legacy Trust, DRG Holdings, LP, DRG Legacy Limited Partnership, LLP and GC Investments, LLC, filed a Complaint against us in the District Court for Clark County, Nevada alleging that we breached the purchase agreement we entered into in connection with our acquisition of Vegas.com from the plaintiffs in 2015 by failing to make the final earnout payment under such purchase agreement. On July 12, 2019, the Nevada court entered a judgment against us in the total amount of $1,050,000. We are currently in the process of negotiating a settlement with the plaintiffs to resolve this matter.

Table of Contents	18

MGG Litigation

On March 16, 2020, MGG Investment Group LP, as collateral agent and administrative agent (“MGG”), filed a Summons with Notice against us in the Supreme Court of the State of New York, County of New York, alleging a claim for breach of contract under the Financing Agreement, dated as of September 24, 2015, by and among us, certain of our subsidiaries as borrowers (the “Borrowers”), certain of our subsidiaries as guarantors, the lenders from time to time party thereto (the “Lenders”) and MGG, in its capacity as collateral agent and administrative agent for the Lenders (as amended, the “Financing Agreement”). On May 28, 2020, we repaid in full all outstanding obligations under, and terminated, the Financing Agreement. As a result, we believe that there are no grounds for this lawsuit to continue.

Landlord Litigation

On April 9, 2020, our former landlord, BRE/HC Las Vegas Property Holdings, L.L.C., filed a Complaint against us in the District Court for Clark County, Nevada alleging that we breached the office lease we entered into with the plaintiff for our former office located at 3960 Howard Hughes Parkway by failing to pay rent and other required charges under such lease. The plaintiff is seeking monetary damages in the amount of past due rent and other charges, plus attorneys’ fees and costs and interest and certain declaratory relief. We are currently in the process of negotiating a settlement with the plaintiff to resolve this matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Table of Contents	19

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the NASDAQ Capital Market under the symbol MARK.

HOLDERS OF COMMON STOCK

We had 98 holders of record of our common stock as of May 26, 2020.

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

On December 23, 2019, we issued 1,000,000 shares of our common stock to an accredited investor in a private placement in exchange for $0.5 million.

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

You should read our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 in conjunction with our consolidated financial statements and notes thereto set forth in Part II, Item 8 of this 2019 Form 10-K.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this 2019 Form 10-K.

Table of Contents	20

OVERVIEW

We are a diversified global technology company with leading artificial intelligence and data-analytics solutions, and we also own and operate an e-commerce digital media property focused on a luxury beach lifestyle.

Remark AI Business

Through our proprietary data and AI platform, our Remark AI business (currently known in the Asia-Pacific region as KanKan, and which we report as our Technology & Data Intelligence segment) generates our data platform services revenue by delivering AI-based vision products, computing devices and software-as-a-service solutions for businesses in many industries. Our technology is becoming noted for its performance. In June 2019, in addition to other recent successes on other testing platforms, our facial-recognition algorithms received a top ranking in the National Institute of Standards and Technology’s Wild Image Accuracy Test, a widely-recognized, global facial-recognition-testing platform. In addition to the other work that we have ramped up, we continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe keeps us among the leaders in technology development. During 2019, our research team participated in a series of computer vision competitions at the Conference on Computer Vision and Pattern Recognition and the International Conference on Computer Vision (considered the top two computer vision conferences in the world) and was ranked first or second in many of such competitions. Though we currently focus our KanKan business on the Asia-Pacific region, we have initiated marketing activities in Europe and the United States and are continuing to launch several proof-of-concept projects.

We have been introducing Remark AI’s innovative AI-based solutions into the retail, urban life cycle and workplace and food safety markets.

Retail Solutions. Utilizing a client’s existing cameras and strategic sensors placed throughout the store, Remark AI’s retail solutions swiftly analyze real-time customer shopping behavior, such as time of store entry and shelf-browsing habits, and provide managers with a customer heatmap that reflects traffic patterns. Purchase history is also analyzed, leading to relevant offers for future purchase conversions, and customers for their continued loyalty through a special VIP status that brings customized promotions and coupons along with attentive customer service. Remark AI’s retail solutions allow retailers and store managers to make better data-driven decisions regarding store layout, item placement, and pricing strategy, all while anonymizing customers’ identities to protect their privacy.

Urban Life Cycle Solutions. We offer and have installed several solutions in what we call the urban life cycle category. Our urban life cycle solutions include our AI community system which assists in building “smart” communities by enhancing community security and safety. We also have AI solutions that help to make schools “smart” by (i) providing an accurate and convenient method for student check-in and check-out, (ii) providing an autonomous method of campus monitoring that enhances students’ safety by, for example, monitoring students for elevated body temperatures that could indicate viral infections such as influenza or COVID-19, detecting trespassers, detecting dangerous behaviors or physical accidents that could result in injury, and (iii) monitoring the school kitchen for safety violations.

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

Workplace and Food Safety Solutions. The monitoring and detection capabilities of our solutions ensure that workers are practicing established food safety protocols, wearing the proper personal protective equipment, and complying with local health codes. From commercial kitchens to factories to construction work zones, our safety-compliance algorithms manage regulatory functions, review hygienic and equipment status while checking and alerting management regarding violations.

Other Businesses

In addition to our AI and data analytics solutions, we maintain a digital media portfolio which, in addition to operating businesses, includes an approximately five percent ownership in the issued stock of Sharecare, Inc., an established health and wellness platform with more than 100 million users, which has now raised in excess of $425 million of total capital. We

Table of Contents	21	Financial Statement Index

continue to evaluate opportunities to monetize and maximize the value of this asset for our shareholders. In addition to Data Platform Services revenue from our Remark AI business, activities such as online merchandise sales generated from Bikini.com, our e-commerce website selling swimwear and accessories in the latest styles, also contributed to our consolidated revenue in the current-year and prior-year periods, while advertising also contributed to revenue in prior-year periods.

Overall Business Outlook

Our innovative AI and data analytics solutions continue to gain worldwide awareness and recognition through media exposure, comparative testing, product demonstrations and word of mouth resulting from positive responses and increased acceptance. We intend to expand our business not only in the Asia-Pacific region, where we believe there still are fast-growth AI market opportunities for our solutions, but also in the United States and Europe, where we see a tremendous number of requests for AI products and solutions in the workplace and public safety markets, especially in response to the COVID-19 pandemic. However, the COVID-19 pandemic may also present challenges to our business, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. We continue to pursue large business opportunities, but anticipating when, or if, we can close these opportunities is difficult. Quickly deploying our software solutions in the market segments we have identified, in which we may face a number of large, well-known competitors, is also difficult.

Business Developments During 2019

After operating Vegas.com for several years and reporting it as our Travel and Entertainment segment, we sold it to an affiliate of MGG in May 2019. See Note 18 in Notes to Consolidated Financial Statements for more information regarding the sale, which allowed us to use the resulting proceeds to significantly reduce our debt and also further focus on our AI business.

We continued to work closely with a diverse group of clients and executed on various stages of AI product deployment, including a project that installed KanKan’s taxi safety monitoring system in more than 2,000 taxis in the Chinese city of Xi’an. Our installation of 5,000 terminals of our AI-driven pharmacy-patient terminal system in 2018 led to an additional contract to install in 2019 an additional 15,000 terminals in pharmacies in additional Chinese cities, a project which is ongoing. With strategic partner Hanvon Technology, we won a contract to transform one of the world’s largest telecom provider’s 17,800 corporate stores in China into “smart” retail stores. The first phase of our strategic partnership with Hanvon is expected to bring us $50.0 million of revenue over the three-year life of the project.

Results during 2019 were affected by several factors, including working capital constraints. Celebrations of the 70th anniversary of the founding of the People’s Republic of China caused a country-wide slowdown in business for several weeks as corporate management postponed major decisions and work stopped while the celebrations occurred. Also, the trade war between the United States and China affected us by disrupting supply chain management and making the transfer of capital to our China-based subsidiaries more difficult. Finally, as AI is a new frontier in the business world, we and our partners, as well as our customers, are “learning on the job” as we identify new opportunities and ramp up the implementation of our contracts. Our projects often involve extended testing and verification that occur throughout a project’s life, which can slow the speed of full delivery and, therefore, slow revenue recognition.

The following table presents our revenue categories as a percentage of total consolidated revenue during the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
FinTech services	—%	37%
AI-based products services	72%	43%
Advertising and other	28%	20%

Table of Contents	22	Financial Statement Index

In early 2018, because of an industry-wide regulatory audit in China that resulted in regulatory changes, we ceased providing services under our then-existing FinTech contracts.

Matters Affecting Comparability of Results

We disposed of the subsidiaries comprising our former Travel and Entertainment segment and we have reported such former segment as discontinued operations in our Consolidated Statements of Operations and Comprehensive Loss. Unless otherwise noted therein, the Results of Operations section below only discusses our continuing operations.

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

Table of Contents	23	Financial Statement Index

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

Investment. We routinely perform an assessment of our investments in Sharecare and in Beijing All-in-one Cloud Net Technology, Co. Ltd. (“AIO”) to determine if they are other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to how long the security has been impaired, the amount of the impairment, the financial condition and near-term prospects of the issuer, whether the issuer is current on contractually-obligated interest and principal payments, key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

If we determine that an investment has incurred an other-than-temporary impairment, we permanently reduce the cost of the security to fair value and recognize an impairment charge in our consolidated statements of operations.

Table of Contents	24	Financial Statement Index

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Consolidated Financial Statements included in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Reportable Segment Results

As a result of our disposal of the previously-reported Travel and Entertainment segment, we currently report one segment, our Technology & Data Intelligence segment, which provides products and services to our customers based upon the data collected and processed by our proprietary data intelligence software.

Technology and Data Intelligence

(dollars in thousands)	Year Ended December 31,		Change
	2019	2018	Dollars	Percentage
Revenue	$3,595	$8,030	$(4,435)	(55)%

Cost of revenue	2,629	11,637	(9,008)	(77)%
Sales and marketing	750	1,200	(450)	(38)%
Technology and development	3,271	3,955	(684)	(17)%
General and administrative	3,983	2,208	1,775	80%
Depreciation and amortization	507	653	(146)	(22)%
Impairments	2,342	—	2,342
Other operating expenses	6	129	(123)	(95)%
Total cost and expenses	13,488	19,782	(6,294)	(32)%

Revenue and Cost of Revenue. We generated revenue as a result of passing proof-of-concept tests on projects and beginning the deployment and implementation phases of our solutions. Such projects deliver fully-integrated AI solutions which combine our proprietary technology with third-party hardware and software products to meet end-user specifications. In prior-year periods, large portions of our revenue resulted from certain financial technology (“FinTech”) services we provided, which we have since discontinued due to regulatory changes resulting from the industry-wide audit in China in 2018. As described earlier, in addition to our decision to discontinue our FinTech services, our revenue during 2019 was also affected by a country-wide slowdown in business due to anniversary celebrations in China, the U.S.-China trade war, and extended project testing and customizations on our larger projects.

During 2019, we recognized approximately $1.1 million of revenue on projects delivered in prior periods and the cost of revenue was recognized in prior periods. We could not, however, recognize the revenue in the prior periods because uncertainty regarding the timing of collection prevented us from determining that collectability of all amounts payable to us under the contracts was probable.

Table of Contents	25	Financial Statement Index

Our cost of revenue decreased in 2019 primarily because we completed fewer large projects in the current year compared to the prior year due to the factors we described above. Our decision to discontinue the FinTech contract services was also a large contributor to the decrease in cost of revenue.

Sales and Marketing. We participated in a large industry conference in the prior year that we did not participate in during 2019. The $0.3 million decrease in registration costs related to conferences in the current year primarily caused the decrease in sales and marketing expense, as did a less material reduction of $0.1 million in travel costs resulting from cost management.

Technology and development. Our technology and development expense decreased primarily as a result of headcount reduction and other cost saving measures resulting from the decrease in revenue.

General and administrative. The increase in general and administrative expense primarily resulted from our increasing the allowance for doubtful accounts to $1.9 million because we identified an increased risk in 2019 that we may not fully collect on certain trade receivables related to our AI projects and our former FinTech business. The increase in allowance for doubtful accounts was partially offset by a decrease of $0.3 million in stock-based compensation expense as a result of the decrease in our stock price.

Impairments. During 2019, we determined that collection of a security deposit related to the FinTech services we discontinued was no longer probable and we recorded a full impairment of the $1.3 million asset. Also, after reviewing the status of certain internal-use software projects, we determined that they would no longer provide benefit to us. As a result, we recorded an impairment of $1.0 million.

Consolidated Results

(dollars in thousands)	Year Ended December 31,		Change
	2019	2018	Dollars	Percentage
Revenue	$5,020	$10,053	$(5,033)	(50)%

Cost of revenue	3,514	12,903	(9,389)	(73)%
Sales and marketing	3,003	4,308	(1,305)	(30)%
Technology and development	3,573	4,393	(820)	(19)%
General and administrative	14,174	28,521	(14,347)	(50)%
Depreciation and amortization	982	2,089	(1,107)	(53)%
Impairments	2,522	2,209	313	14%
Other operating expenses	6	130	(124)	(95)%
Total cost and expenses	27,774	54,553	(26,779)	(49)%

Interest expense	(1,876)	(3,237)	1,361	(42)%
Other income, net	530	267	263	99%
Change in fair value of warrant liability	1,268	27,879	(26,611)	(95)%
Other gain (loss)	(172)	886	(1,058)	(119)%
Total Other expense	(250)	25,795	(26,045)	(101)%

In addition to the results of operations of our reportable segment that we described above, the following items impacted our consolidated results of operations:

Table of Contents	26	Financial Statement Index

Revenue and Cost of Revenue. During 2019, advertising revenue decreased $0.8 million because we sold Banks.com and the tax-related businesses during 2018, which had generated such revenue in the prior year. The decrease in advertising revenue was partially offset by an increase of $0.3 million in e-commerce revenue due to increased site traffic resulting from more efficient marketing efforts.

Our cost of revenue decreased $0.3 million due to contracts in our Remark Entertainment business that ended in the prior year that we did not renew.

Sales and marketing. A decrease in headcount resulted in a decrease of $0.8 million in payroll and related costs, while other marketing costs decreased $0.3 million due to more efficient use of marketing dollars.

General and administrative. The decrease in general and administrative expense incurred by our non-reportable-segment businesses in 2019 from the corresponding 2018 period was affected by the following:

•
Stock-based compensation expense decreased approximately $12.4 million primarily because in January 2018, we immediately recognized $11.6 million of expense related to a grant of an option to purchase 1.3 million shares of our common stock at an exercise price of $7.81 per share to our Chief Executive Officer. We did not make a similar grant in the current year.

•	Rent expense decreased $0.4 million, which was almost entirely related to $0.3 million more expense in 2018 related to the early abandonment or termination of leases.

•	Consulting fees decreased approximately $1.1 million, primarily as a result of decreased use of temporary external consultants.

•	Payroll and related costs, excluding bonuses, decreased approximately $0.7 million as a result of headcount reductions in finance and administration.

•	We reduced business travel in 2019, resulting in a decrease of approximately $0.4 million in travel expense.

•	Approximately $0.3 million of one-time bonuses were paid in 2018 that were not repeated during 2019.

•	Franchise tax and VAT tax decreased $0.4 million, due to the decrease in our total assets and a decrease in cash transfers to fund our China operations, respectively.

•	Immaterial increases and decreases affected other accounts in the general and administrative expense category but did not represent trends in our business.

Depreciation and amortization. The decrease in depreciation and amortization for 2019 was the result of long-lived assets which were being depreciated or amortized in the prior-year which were no longer being depreciated or amortized in the current year, either as a result of impairments and write offs or as a result of such assets being fully depreciated or amortized before, or during the early part of, the current year.

Impairments. During 2018, we recognized a $1.6 million impairment of goodwill related to our sale of Banks.com. Also during 2018, we determined that the remaining intangible asset related to the CBG Acquisition was impaired due to our decision to outsource video production to a third party for Remark Entertainment, so we recorded an impairment of $0.6 million. The decrease due to the large prior year impairments was partially offset by our recording of a $0.2 million impairment of an intangible asset in 2019.

Interest expense. The decrease in interest expense for 2019 was primarily due to the lower principal amount outstanding under the Loan that resulted when we used the cash proceeds of our sale of Vegas.com in May 2019 to pay amounts due under the Financing Agreement. Also, the prior year included a fee (related to one of the amendments to the Financing Agreement) that we did not incur during 2019.

Other gain. While we only recorded de minimis amounts during 2019, during 2018 we sold the IRS.com domain and the Banks.com domain, resulting in gains of $0.6 million and $0.4 million, respectively.

Table of Contents	27	Financial Statement Index

Change in fair value of warrant liability. The fair value of our warrant liability maintains a direct relationship with the price of our common stock. The decrease in our common stock price between December 31, 2018 and December 31, 2019 was much smaller in scale than the decrease in our common stock price between December 31, 2017 and December 31, 2018; therefore, during 2019, we recognized less of a gain than during the same period in 2018. Also contributing to the decreases in the change in the fair value of the warrant liability was the one-year decrease in the amount of time the warrants are expected to be outstanding. In 2019, the amount of the decrease from the same period in 2018 in the recognized change in the fair value of the warrant liability that resulted from stock price changes and the decrease in expected term of the warrants was partially offset by increases in the estimated fair values of the warrant liability as a result of an increase in our estimate of stock price volatility as an input to the model we use for fair value estimation.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the year ended December 31, 2019, and in each fiscal year since our inception, we have incurred net losses which has resulted in an accumulated deficit of $346.8 million as of December 31, 2019. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $12.6 million during the year ended December 31, 2019. As of December 31, 2019, our cash and cash equivalents balance was $0.3 million and we had a negative working capital balance of $30.9 million. Our net revenue during the year ended December 31, 2019 was $5.0 million.

As of December 31, 2019, we were a party to the Financing Agreement, pursuant to which the Lenders extended credit to the Borrowers in the aggregate amount of $12.0 million of principal and accrued interest outstanding as of December 31, 2019 (the “Loan”). Additionally, as of December 31, 2019, the Loan bore interest at three-month LIBOR (with a floor of 2%) plus 11% per annum, payable monthly, and had a maturity date of May 15, 2020. The material terms of the Financing Agreement, the amendments thereto, and related documents effective as of December 31, 2019 are described in Note 12 in the Notes to Consolidated Financial Statements.

The Financing Agreement contained certain affirmative and negative covenants, including but not limited to a covenant requiring us to maintain a minimum of $1.0 million in unrestricted cash in designated bank accounts. As of December 31, 2019, we were not in compliance with such minimum cash covenant. We were also not in compliance with certain other covenants under the Financing Agreement, including a covenant requiring us to obtain and pay for a tail directors’ and officers’ liability insurance policy (the “Tail Policy”) by June 4, 2019 in connection with the VDC Transaction and a covenant requiring us to make the final earnout payment related to our acquisition of Vegas.com by June 14, 2019. Additionally, although we have actively taken steps to monetize our ownership interest in Sharecare, we did not comply with certain procedural requirements set forth in the Financing Agreement with respect to such sale process. Our non-compliance with such covenants constituted events of default under the Financing Agreement. In addition, in June 2019, the Lenders paid the $1.1 million of premium under the Tail Policy on our behalf and such amount was added to the amount of principal due under the Financing Agreement.

On March 16, 2020, we received a notice of acceleration from MGG, in which MGG declared that the entire unpaid principal of and any accrued and unpaid interest on the Loan, and all fees and other amounts payable under the Financing Agreement, was immediately due and payable and demanded that all such amounts be paid immediately to MGG.

On May 28, 2020, we repaid in full all outstanding obligations under, and terminated, the Financing Agreement in an amount equal to approximately $12.7 million.

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of December 31, 2019, we owed 3.3 million in principal and accrued interest on such note.

Pursuant to the terms of the purchase agreement we entered into in connection with our acquisition of Vegas.com, we were obligated to make a final earnout payment of $1.0 million based upon the performance of Vegas.com in the year ended December 31, 2018, but we have not yet made such payment.

On March 29, 2019, we entered into the 2019 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2019 Aspire Purchase

Table of Contents	28	Financial Statement Index

Agreement. In consideration for entering into the 2019 Aspire Purchase Agreement, we issued to Aspire 629,370 shares of our common stock. Purchases under the 2019 Aspire Purchase Agreement, which is described in more detail in Note 15 in the Notes to Consolidated Financial Statements, are made at prices calculated in accordance with the terms of the 2019 Aspire Purchase Agreement at the time of our submission to Aspire Capital of a purchase notice specifying such number of shares to be purchased, subject to maximum dollar and share amounts for sales on any one date unless the parties mutually agree otherwise. Additionally, the total number of shares that may be issued pursuant to the 2019 Aspire Purchase Agreement is limited to 8,140,373 shares (the “Exchange Cap”), or 19.99% of our shares of common stock outstanding as of the date of the 2019 Aspire Purchase Agreement, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval is not obtained, such limitation will not apply after the Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2019 Aspire Purchase Agreement is equal to or greater than $1.85 per share. On March 3, 2020, we entered into the 2020 Aspire Purchase Agreement with Aspire Capital, which replaced the 2019 Aspire Purchase Agreement. The terms of the 2020 Aspire Purchase Agreement are described in more detail in Note 19 in the Notes to Consolidated Financial Statements.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities, in conjunction with the ongoing events of default under the Financing Agreement, give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth in our Technology and Data Intelligence segment; however, we cannot provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this 2019 Form 10-K (including but not limited to payment of the amounts required under the Financing Agreement). As a result, we are actively evaluating strategic alternatives including debt refinancing and potential sales of investment assets or operating businesses. We may also need to obtain additional capital through equity financing.

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions (including developments and volatility arising from COVID-19), will play primary roles in determining whether we can successfully obtain additional capital. Additionally, pursuant to the Financing Agreement, we are subject to certain limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. We cannot be certain that we will be successful at raising additional capital.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months following this report, (including repayment of our existing debt as it matures) with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•	monetize existing assets

•	refinance our debt

•	obtain additional capital through equity issuances, including but not limited to under the 2020 Aspire Purchase Agreement (which issuances may dilute existing stockholders).

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to May 29, 2021.

In addition, because of the recent outbreak of the novel coronavirus COVID-19, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures.

Table of Contents	29

Cash Flows - Continuing Operating Activities

We used $9.3 million less cash from operating activities during the year ended December 31, 2019 than we did during the year ended December 31, 2018. The decrease in cash used in continuing operating activities is a result of the timing of payments related to elements of working capital.

Cash Flows - Continuing Investing Activities

During the year ended December 31, 2019, we received $30.0 million in proceeds from the VDC Transaction, while no similar transaction occurred in the prior year.

During the year ended December 31, 2018, we received an aggregate of $1.1 million upon the sales of the IRS.com and Banks.com web domains. The proceeds from such sales were almost entirely offset by the $0.7 million in capital expenditures and our payment of $0.5 million towards our investment in AIO.

Cash Flows - Financing Activities

During the year ended December 31, 2019, we received $10.8 million from sales of shares of our common stock, whereas the same period in 2018 included stock sale and stock option exercise proceeds of $14.5 million. We also paid $27.8 million in debt fees and debt principal in the current year, compared to payments for debt fees during the same period in 2018 of $1.5 million, and we made a $0.9 million earnout payment related to our acquisition of Vegas.com in the prior-year period that we did not make in 2019.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the required financial statements and schedules in this 2019 Form 10-K beginning on page F-1.

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

Table of Contents	30

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, due to the identification of the material weaknesses in our internal control over financial reporting as further described below, our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2019. Notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

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

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. During 2018, management identified material weaknesses related to the sufficiency of documentation of review and approval of manual journal entries. Specifically, we failed to retain documentary evidence that we had reviewed underlying information at a sufficient level of detail. As a result, we are unable to demonstrate our effective review prior to approval of manual journal entries. Management also identified a material weakness related to insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our Technology and Data Intelligence segment. As a result, there is a risk that we could misapply the new revenue recognition guidance and improperly recognize revenue. During 2019, management identified a material weakness related to the valuation of its e-commerce inventory. Specifically, we failed to retain documentary evidence of all inventory purchases and our evaluation of the impact of discounted sales transactions on the valuation of our inventory was insufficient. As a result, there is a risk that we could fail to properly record our e-commerce inventory at the lower of cost or net realizable value.

During our fourth quarter of 2019 evaluation, management concluded that we did not select and develop control activities that contributed to the mitigation of risks to acceptable levels, as required by the control activities component of the COSO framework; specifically, we had not completed implementation of our remediation plan related to the material weaknesses we identified during 2018. Such material weaknesses included deficiencies in the documentation of appropriate review and approval of manual journal entries, in our consideration of appropriate revenue recognition criteria for certain contracts arising from our Technology and Data Intelligence segment, and in our monitoring and activity-level controls specific to various business processes within our Technology and Data Intelligence segment. The failure to retain appropriate documentation of our review and approval of manual journal entries has a pervasive impact and, as such, this deficiency resulted in a risk that could have impacted virtually all financial statement account balances and disclosures. Regarding our Technology and Data Intelligence segment, the failure to document consideration of appropriate revenue recognition for certain contracts resulted in a risk that could have materially impacted revenue and cost of sales, while we noted deficiencies in our monitoring and activity-level controls related to processes including accounts payable, accrued liabilities, payroll and fixed assets. The deficiencies in the various business processes aggregate to a material weakness.

Table of Contents	31	Financial Statement Index

Based upon our evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

Except for the identified material weaknesses, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. With the oversight of senior management, subsequent to December 31, 2018, a plan to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls was developed. Though the implementation of management’s plan to remediate the 2018 material weaknesses has been slowed by various factors, its implementation is still ongoing. Senior management has also developed a plan to remediate the underlying causes of the 2019 material weakness and is initiating its implementation.

ITEM 9B.	OTHER INFORMATION

None.

Table of Contents	32	Financial Statement Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs set forth information regarding our executive officers and directors, including the business experience for the past five years (and, in some instances, for prior years) of each such executive officer and director.

Name	Age	Position
Kai-Shing Tao	43	Chief Executive Officer and Chairman of the Board
Theodore P. Botts	74	Director and Chairman of the Audit Committee
Elizabeth Xu	55	Director
Brett Ratner	51	Director and Chairman of the Compensation Committee
Daniel Stein	44	Director and Chairman of the Nominating and Governance Committee

Executive Officer

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

Table of Contents	33

Daniel Stein has served as a member of our Board since March 2017. Since 2012, Daniel Stein has served as the Senior Vice President of Analytics Services & Product Strategy at Crossix, a healthcare analytics and data company, where he is responsible for driving innovation across the Crossix product suite, including platform, digital and TV-based solutions. Prior to joining Crossix, Mr. Stein spent eight years at Digitas and Digitas Health, an advertising agency, where he led the Strategy and Analysis group in New York. At Digitas Health, he built a team focused on leveraging analytics to help pharma and health-focused clients optimize their marketing plans and partnerships. Mr. Stein brings almost 20 years of media, marketing and agency experience focusing on innovation. Previously, he worked at Scholastic, where he developed interactive and direct marketing plans to support teachers and parents, and he gained additional healthcare experience at PricewaterhouseCoopers, where he designed and built comprehensive health & welfare systems for large companies. Mr. Stein graduated from the University of Pennsylvania with a B.A. in Economics. He has not served on any other boards or committees in the last five years.

Elizabeth Xu has served as a member of our Board since May 2019. Dr. Xu is a global technical executive and digital transformation expert. Her expertise is in artificial intelligence, Internet of Things, Big Data, database, Enterprise Application Integration, Business Process Management and IT Service and Cloud Management. She has more than 20 years of experience in building mission-critical Enterprise Software products that have generated billions of dollars in annual revenue. She currently serves as an Innovation Advisor at MIT’s Sloan School of Management and at the College of Computer Science at the University of Nevada, and as a Board member at Be the Change Foundation and Women In Technology (WITI). Dr. Xu has served as the Group CTO at Thailand-based Charoen Pokphand Group (CP Group), one of the world's largest conglomerates, where she drove the group’s technology strategy, digital transformation and R&D advancement. Dr. Xu also held several other senior executive roles during her career, including CTO/Chief Architect with BMC Software, Inc. (“BMC”), a global leader in information technology service management. Before joining BMC, Dr. Xu held global head of engineering positions at several other organizations, including LiveRamp Holdings, Inc. Deem and Vitria Technology. She also served as the public company officer at Vitria. She started her management career at IBM in 1996, where she developed the IBM Content Management Suite and DB2. Dr. Xu earned a B.S. degree and an M.S. degree from Peking University, as well as an M.S. in Computer Science and a Ph.D. in Atmospheric Science from the University of Nevada, Reno. She has also completed the Stanford Executive Program at Stanford Business School and received the Board Certificate from Harvard Business School.

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

•	Outside public company board experience as a former director of Playboy Enterprises, Inc.

Table of Contents	34

Theodore P. Botts

•	Global financial advisory experience and extensive knowledge of the technology sector as President of Kensington Gate Capital, LLC

•	Outside board experience as a director and chairman of the audit committee of INTAC International

•	Global financial industry experience as an executive at UBS Group and Goldman Sachs

Brett Ratner

•	Extensive experience in the entertainment industry, including co-founding and operating a successful film finance and media company

Daniel Stein

•	Operational experience leading data monetization efforts for analytics companies, leveraging partnerships with top digital, television and media companies

•	Oversees all product strategy for Crossix, a leading technology company currently focused in healthcare

•	More than 19 years of media, marketing and agency experience focusing on innovation

Elizabeth Xu

•	Senior executive experience as former Group CTO of CP Group and CEO of CP R&D Thailand and USA companies

•	Global business experience in operational and governance roles for technology businesses

•	Harvard Business School certified board member

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

Audit Committee

The Audit Committee of our Board is comprised of Messrs. Botts and Stein and Ms. Xu, each of whom is independent under applicable NASDAQ listing standards.  Mr. Botts serves as Chairman of the Audit Committee.

The Board determined that Mr. Botts qualifies as an “audit committee financial expert”, as defined under the Exchange Act.  The Board made a qualitative assessment of Mr. Botts’ level of knowledge and experience based on a number of factors, including his experience as a financial professional.

Table of Contents	35

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the dollar amounts of various forms of compensation earned by our named executive officers (“NEOs”) during the years noted:

	Year	Salary	Bonus	Option Awards	Total
Kai-Shing Tao [1]	2019	$350,000	—	$—	$350,000
Chairman and CEO	2018	343,269	—	11,557,000	11,900,269
Alison Davidson [2]	2019	190,385	$—	—	190,385
Interim CFO	2018	246,635	112,500	707,000	1,066,135

Note:
The Option Awards column in the table above reflect the aggregate grant date fair value of the respective awards granted in the year noted. For a discussion of the assumptions and methodologies used to calculate these amounts, please see Note 2 and Note 15 in the Notes to Consolidated Financial Statements included in Item 8 in this 2019 Form 10-K.

1.
For 2018, the option award represents an option to purchase 1,300,000 shares of our common stock at an exercise price of $7.81 per share awarded to Mr. Tao on December 15, 2017, which our stockholders approved on January 19, 2018 and which vested in full upon such stockholder approval.

2.
Ms. Davidson resigned from her position as our Interim Chief Financial Officer effective August 2, 2019. In 2018, we paid Ms. Davidson a discretionary cash bonus for past service. For 2018, the option award represents an option to purchase 350,000 shares of our common stock at an exercise price of $3.51 per share awarded to Ms. Davidson on August 13, 2018, which vested 50% on August 13, 2018, 25% on September 30, 2018 and 25% on December 31, 2018.

Employment Agreements

Mr. Tao is an “at will” employee and we do not have employment agreements with any of our NEOs.

Table of Contents	36

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding our NEOs’ unexercised options to purchase our common stock as of December 31, 2019 (all stock awards to our NEOs had vested as of December 31, 2019):

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

Director Compensation

The Compensation Committee periodically awards our non-employee directors with equity-based compensation. The non-employee directors did not receive any awards during the fiscal year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents information with respect to the beneficial ownership of our common stock as of May 26, 2020, by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding common stock;

Table of Contents	37

•	each of our directors and NEOs; and

•	all of our directors and executive officers as a group.

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

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. The information relating to our 5% beneficial owners is based on information we received from such holders. The percentage of beneficial ownership is based on 99,354,052 shares of common stock outstanding as of May 26, 2020.

Except as otherwise noted below, the address of persons listed in the following table is:

c/o Remark Holdings, Inc.
800 S Commerce St
Las Vegas, Nevada 89106

Table of Contents	38

	Number of Common Stock Shares	Percentage of Outstanding Common Stock Shares
Persons known to beneficially own more than 5%
Ernest T. Lee [1]	5,343,569	5.4%
Digipac LLC [2]	5,246,314	5.3%
Directors and NEOs
Kai-Shing Tao [3]	10,200,634	9.8%
Alison Davidson [4]	860,000	*
Theodore P. Botts [5]	294,184	*
Brett Ratner [6]	125,000	*
Daniel Stein [7]	75,000	*
Elizabeth Xu	—	*
All executive officers and directors as a group (6 persons) [8]	11,554,818	11.0%

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

4.	Includes 850,000 shares of common stock issuable upon exercise of options.

5.	Includes 252,857 shares of common stock issuable upon exercise of options.

6.	Consists of 125,000 shares of common stock issuable upon exercise of options.

7.	Consists of 75,000 shares of common stock issuable upon exercise of options.

8.	Consists of 5,829,211 shares of common stock and 5,725,607 shares of common stock issuable upon exercise of options.

Table of Contents	39

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of December 31, 2019 regarding our equity compensation plans (the 2010 Equity Incentive Plan, the 2014 Equity Incentive Plan, and the 2017 Equity Incentive Plan, all of which were approved by our security holders):

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders	10,359,079	$4.20	8,813,327
Not approved by security holders	—	$—	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Ernest T. Lee beneficially owns more than 5% of our common stock outstanding. On November 2, 2018 and December 4, 2018, we sold to Mr. Lee 200,000 shares and 2,000,000 shares, respectively, of common stock, in exchange for $0.5 million and $2.6 million, respectively.

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

Table of Contents	40

Fees Billed for the 2019 and 2018 Fiscal Years

The following table presents the aggregate fees billed, by type of fee, in relation to services provided to us by Cherry Bekaert (in thousands):

	Year Ended December 31,
	2019	2018
Audit	$301	$616
Audit-related	—	—
Tax	—	—
All other	30	13
Total	$331	$629

The fees billed in the all other category for 2019 primarily represent compensation for additional work related to our sale of Vegas.com and our adoption of new accounting pronouncements, while such category in 2018 represents compensation for services performed in relation to the filing of registration statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2019 Form 10-K:

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

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this 2019 Form 10-K in the attached Exhibit Index.

EXHIBIT INDEX

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
2.1 [1]	Unit Purchase Agreement, dated August 18, 2015, by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.), Vegas.com, LLC and the sellers listed on the signature page thereto	8-K	08/20/2015	2.1

Table of Contents	41

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
2.2 [1]	Second Amended and Restated Asset and Securities Purchase Agreement, dated as September 20, 2016, by and among China Branding Group Limited (in official liquidation), certain of its managers and subsidiaries listed on the signature page thereto, the joint official liquidators, KanKan Limited and Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	8-K	09/26/2016	2.1
2.3 [1]	Membership Interest Purchase Agreement, dated as of March 15, 2019, by and between VDC-MGG Holdings LLC and Remark Holdings, Inc.	8-K	03/19/2019	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	06/08/2016	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	04/11/2017	3.1
3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	8-K	06/04/2015	3.1
3.6	Amended and Restated Bylaws	8-K	02/13/2015	3.1
4.1	Specimen certificate of common stock of Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	10-K	03/23/2012	4.1
4.2	Registration Rights Agreement dated as of September 24, 2015 by and between Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and the Subscribers listed on the signature page thereto.	8-K	09/28/2015	10.4
4.3	Form of CBG Acquisition Warrant	8-K	09/26/2016	4.1
4.4	Form of CBG Financing Warrant	8-K	09/26/2016	4.2
4.5	Registration Rights Agreement, dated as of March 29, 2019, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	04/05/2019	4.1
4.6	Description of Registrant’s Securities
10.1 [2]	2010 Equity Incentive Plan	8-K	06/21/2010	10.34
10.2 [2]	2014 Incentive Plan, as amended January 11, 2016	8-K	01/12/2016	10.1
10.3 [2]	2017 Incentive Plan	8-K	01/24/2018	10.1
10.4	Letter Agreement dated September 24, 2015 by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.), Vegas.com, LLC, and James B. Gibson in his capacity as Seller Representative	8-K	09/28/2015	10.1
10.5	Financing Agreement dated as of September 24, 2015 by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders	8-K	09/28/2015	10.2

Table of Contents	42	Financial Statement Index

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.6	Amendment No. 1 to Financing Agreement, dated as of September 20, 2016, by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders	8-K	09/26/2016	10.1
10.7	Amendment No. 2 to Financing Agreement, dated October 25, 2017, by and among Remark Holdings, Inc. and certain of its subsidiaries names as Borrowers and Guarantors, the Lenders and MGG Investment Group, LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	10/25/2017	10.1
10.8	Amendment No 3 to Financing Agreement, dated as of December 5, 2017, by and among Remark Holdings, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group, LP, as Collateral Agent and Administrative Agent for the Lenders	8-K	12/05/2017	10.1
10.9	Amendment No. 4 and Waiver to Financing Agreement, dated as of April 30, 2018, by and among Remark Holdings, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	05/02/2018	10.1
10.10	Amendment No. 5 and Waiver to Financing Agreement, dated as of June 29, 2018, by and among Remark Holdings, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	07/03/2018	10.1
10.11	Amendment No. 6 and Waiver to Financing Agreement, dated as of May 15, 2019, by and among Remark Holdings, Inc. and certain of its subsidiaries named as Borrowers and Guarantors, the Lenders and MGG Investment Group LP, as Collateral Agent and Administrative Agent for the Lenders.	8-K	05/21/2019	10.1
10.12	Security and Pledge Agreement dated as of September 24, 2015 by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and certain of its subsidiaries named as Borrowers and Guarantors, for the benefit of MGG Investment Group LP, as Collateral Agent for the Secured Parties referred to therein	8-K	09/28/2015	10.3
10.13	Registration Rights Agreement dated as of September 20, 2016, by and between Remark Media, Inc. (n/k/a Remark Holdings, Inc.) and the Subscribers listed on the signature page thereto	8-K	09/26/2016	10.2
10.14	Common Stock Purchase Agreement, dated as of March 29, 2019, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	04/05/2019	10.1
21.1	List of subsidiaries
23.1	Consent of Cherry Bekaert LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Table of Contents	43	Financial Statement Index

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.
We have omitted certain schedules and exhibits to these agreements in accordance with item 601(b)(2) of Regulation S-K. We will furnish a copy of any omitted schedule and/or exhibit to the SEC upon request.

2.	Management Contract or Compensation Plan or Arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

Table of Contents	44	Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	May 29, 2020	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chief Executive Officer and Chairman
(principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kai-Shing Tao
Kai-Shing Tao	Chief Executive Officer and Chairman (principal executive officer, principal financial officer and principal accounting officer)	May 29, 2020

/s/ Theodore Botts
Theodore Botts	Director	May 29, 2020

/s/ Brett Ratner
Brett Ratner	Director	May 29, 2020

/s/ Elizabeth Xu
Elizabeth Xu	Director	May 29, 2020

/s/ Daniel Stein
Daniel Stein	Director	May 29, 2020

Table of Contents	45	Financial Statement Index

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Remark Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Remark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. As of December 31, 2019, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2011.

/s/ Cherry Bekaert LLP

Atlanta, Georgia
May 29, 2020

Table of Contents	F - 2

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except par values)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$272	$1,410
Trade accounts receivable, net	1,964	5,762
Prepaid expense and other current assets	4,623	7,907
Notes receivable, current	—	100
Assets of disposal group, current	—	28,966
Total current assets	6,859	44,145
Property and equipment, net	341	2,075
Operating lease assets	4,359	—
Investments in unconsolidated affiliates	1,935	2,005
Intangibles, net	509	1,010
Other long-term assets	824	450
Assets of disposal group, long-term	—	44,123
Total assets	$14,827	$93,808
Liabilities and Stockholders’ Equity
Accounts payable	$8,126	$5,675
Accrued expense and other current liabilities	14,326	16,812
Contract liability	313	132
Note payable	3,000	3,000
Current maturities of long-term debt, net of unamortized discount and debt issuance cost	12,025	35,314
Liabilities of disposal group, current	—	41,648
Total current liabilities	37,790	102,581
Operating lease liabilities, long-term	4,650	—
Warrant liability	115	1,383
Other liabilities	—	2,934
Liabilities of disposal group, long-term	—	34
Total liabilities	42,555	106,932

Commitments and contingencies (Note 14)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 51,055,159 and 39,053,312 shares issued and outstanding; each at December 31, 2019 and 2018, respectively	51	39
Additional paid-in-capital	319,275	308,018
Accumulated other comprehensive loss	(227)	32
Accumulated deficit	(346,827)	(321,213)
Total stockholders’ equity (deficit)	(27,728)	(13,124)
Total liabilities and stockholders’ equity	$14,827	$93,808
See Notes to Consolidated Financial Statements

Table of Contents	F - 3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenue, net	$5,020	$10,053
Cost and expense
Cost of revenue (excluding depreciation and amortization)	3,514	12,903
Sales and marketing [1]	3,003	4,308
Technology and development [1]	3,573	4,393
General and administrative [1]	14,174	28,521
Depreciation and amortization	982	2,089
Impairments	2,522	2,209
Other operating expense	6	130
Total cost and expense	27,774	54,553
Operating loss from continuing operations	(22,754)	(44,500)
Other income (expense)
Interest expense	(1,876)	(3,237)
Other income, net	530	267
Change in fair value of warrant liability	1,268	27,879
Other gain (loss)	(172)	886
Total other income (expense), net	(250)	25,795
Loss from continuing operations before income tax	(23,004)	(18,705)
Benefit from income taxes	—	140
Loss from continuing operations	(23,004)	(18,565)
Loss from discontinued operations, net of tax (Note 18)	(2,610)	(2,993)
Net loss	$(25,614)	$(21,558)
Other comprehensive income (loss)
Foreign currency translation adjustments	(259)	(83)
Comprehensive loss	$(25,873)	$(21,641)

Weighted-average shares outstanding, basic and diluted	44,432	39,053

Net loss per share, basic and diluted
Continuing operations	$(0.52)	$(0.48)
Discontinued operations	(0.06)	(0.07)
Consolidated	$(0.58)	$(0.55)

[1] Includes share-based compensation as follows:
Sales and marketing	$24	$129
Technology and development	70	(280)
General and administrative	225	13,098
Other operating expense	$—	$1

See Notes to Consolidated Financial Statements

Table of Contents	F - 4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2017	28,406,026	$28	$220,117	$115	$(299,848)	$(79,588)
Net loss	—	—	—	—	(21,558)	(21,558)
Share-based compensation	—	—	13,494	—	—	13,494
Common stock sales	5,893,428	6	13,562	—	—	13,568
Equity instrument exercises	4,753,858	5	60,887	—	—	60,892
Effect of adopting of new revenue recognition policy	—	—	—	—	193	193
Reclassification of liability-classified stock-based compensation	—	—	(12)	—	—	(12)
Other	—	—	(30)	(83)	—	(113)
Balance at December 31, 2018	39,053,312	$39	$308,018	$32	$(321,213)	$(13,124)
Net loss	—	—	—	—	(25,614)	(25,614)
Share-based compensation	—	—	425	—	—	425
Common stock sales	11,999,597	12	10,828	—	—	10,840
Equity instrument exercises	2,250	—	4	—	—	4
Other	—	—	—	(259)	—	(259)
Balance at December 31, 2019	51,055,159	$51	$319,275	$(227)	$(346,827)	$(27,728)
See Notes to Consolidated Financial Statements

Table of Contents	F - 5	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(25,614)	$(21,558)
Loss from discontinued operations	2,610	2,993
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(1,268)	(27,879)
Depreciation and amortization	982	2,089
Share-based compensation	319	12,948
Amortization of debt issuance costs and discount	1,436	1,005
Loss (gain) on disposal of long-lived assets	150	(950)
Loss on impairment of intangible assets, including goodwill	2,522	2,209
Other	745	(335)
Changes in operating assets and liabilities:
Accounts receivable	3,752	(2,900)
Prepaid expense and other assets	1,604	(4,635)
Operating lease assets	524	—
Accounts payable, accrued expense and other liabilities	(1,413)	12,909
Contract liability	209	2,221
Operating lease liabilities	813	—
Net cash used in continuing operating activities	$(12,629)	$(21,883)
Net cash used in discontinued operating activities	(7,159)	5,677
Net cash used in operating activities	(19,788)	(16,206)
Cash flows from investing activities:
Proceeds from asset dispositions	—	1,125
Purchases of property, equipment and software	(8)	(308)
Payment of payroll costs capitalized to software in progress	(127)	(570)
Proceeds from sale of business	30,000	—
Purchase of equity in unconsolidated affiliate	—	(480)
Net cash provided by (used in) continuing investing activities	29,865	(233)
Net cash used in discontinued investing activities	(18,396)	(2,192)
Net cash provided by (used in) investing activities	11,469	(2,425)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	10,844	14,553
Payment of debt issuance cost	(2,275)	(1,526)
Repayments of debt	(25,526)	(2,250)
Payment of contingent consideration related to business acquisitions	—	(900)
Net cash provided by (used in) financing activities	(16,957)	9,877
Net decrease in cash, cash equivalents and restricted cash	(25,276)	(8,754)
Cash, cash equivalents and restricted cash:
Beginning of period, including cash in disposal group	25,548	34,302
End of period	$272	$25,548

Supplemental cash flow information:
Cash paid for interest	$2,211	$4,273
Cash paid for income taxes	$—	$233

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock	$—	$59,907
Capitalization of interest to debt principal	$948	$—
Increase in loan payable	$1,103	$—
Common stock subscription payable to unconsolidated affiliate	$—	$520
See Notes to Consolidated Financial Statements

Table of Contents	F - 6	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION, BUSINESS AND OTHER ITEMS

Organization and Business

Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”), which include its consolidated variable-interest entities (“VIEs”), are primarily technology-focused. Our KanKan data intelligence platform serves as the basis for our development and deployment of artificial-intelligence-based (“AI-based”) solutions for businesses in many industries and geographies. We also own and operate an e-commerce digital media property focused on a luxury beach lifestyle. Our common stock is listed on the Nasdaq Capital Market under the ticker symbol MARK.

We recognize revenue primarily from sales of AI-based products and services from our KanKan business.

COVID-19

Though our consolidated financial statements for the year ended December 31, 2019 were not materially impacted by the recent global outbreak of a novel strain of coronavirus, COVID-19, we maintain significant operations in China relating to our KanKan business. National and local governmental authorities across the world have instituted measures in an effort to control the spread of COVID-19, including travel restrictions, shelter-in-place orders, school closings, closure of non-essential businesses and other quarantine measures. These measures have limited our operational capabilities, which could have a material adverse impact on our business, and the effects of the pandemic have created significant uncertainties, which include, but are not limited to, the potential adverse effect of the pandemic on the economy, our vendors, our employees and customers and customer sentiment in general.

The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of the travel restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. The pandemic-related situation is changing rapidly, and additional impacts of which we are not currently aware may arise. We are closely monitoring developments in the U.S. and in China and are continually assessing the potential impact on our business.

Going Concern

During the year ended December 31, 2019, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $346.8 million as of December 31, 2019. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $12.6 million during the year ended December 31, 2019. As of December 31, 2019, our cash and cash equivalents balance was $0.3 million, and we had a negative working capital balance of $30.9 million.

We are a party to a financing agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $35.5 million (the “Loan”). The terms of the Financing Agreement, the amendments thereto, and related documents effective as of December 31, 2019 are described in Note 12, which also describes our ongoing events of default relating to our failure to make certain required payments under the Financing Agreement as well as certain other ongoing events of default.

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

Table of Contents	F - 7	Financial Statement Index

On March 29, 2019, we entered into a common stock purchase agreement (the “2019 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2019 Aspire Purchase Agreement. The 2019 Aspire Purchase Agreement replaced a previous common stock purchase agreement we had entered into with Aspire Capital. The terms of the 2019 Aspire Purchase Agreement are described in more detail in Note 15.

As of December 31, 2019, we have issued to Aspire Capital a total of 4,129,370 shares of our common stock under the 2019 Aspire Purchase Agreement. During the year ended December 31, 2019, we issued a total of 11,999,597 shares of our common stock to private investors and to Aspire Capital in exchange for $10.8 million.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities, in conjunction with the ongoing events of default under the Financing Agreement, give rise to substantial doubt regarding our ability to continue as a going concern.

Additionally, although our consolidated financial statements for the year ended December 31, 2019 were not significantly impacted by the effects of COVID-19, our future results may be impacted due to uncertainties regarding Chinese and U.S. governmental mandates that may impact our supply chain, workforce and our customers’ businesses. While the full impact of this outbreak is unknown at this time, we are closely monitoring the developments in China and in the U.S. and continually assessing the potential impact on our business.

We intend to fund our future operations and meet our financial obligations through revenue growth in our Technology and Data Intelligence segment; however, we cannot provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this 2019 Form 10-K (including but not limited to payment of the amounts required under the Financing Agreement). As a result, we are actively evaluating strategic alternatives including debt refinancing and potential sales of investment assets or operating businesses. We may also need to continue to obtain additional capital through equity financing.

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions (including developments and volatility arising from COVID-19) will play primary roles in determining whether we can successfully obtain additional capital. Additionally, pursuant to the Financing Agreement, we are subject to certain limitations on our ability and the ability of our subsidiaries to, among other things, incur additional debt and transfer, sell or otherwise dispose of assets, without the consent of the Lenders. We cannot be certain that we will be successful at raising additional capital.

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

•
obtain additional capital through equity issuances, including but not limited to equity issuances to Aspire Capital under its existing purchase commitment (which equity issuances may dilute existing stockholders).

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to May 29, 2021.

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

We use the fair value method to account for equity investments in which we cannot exercise significant influence over the investee, such as with our investment in Sharecare, Inc. (“Sharecare”). With regard to our investment in Sharecare, GAAP allows us to continue to carry our investment at cost less impairment until such time as an observable price change in the underlying security occurs. Any gains or losses resulting from a change in fair value are recorded to the statement of operations. We use the equity method for equity investments in which we can exercise significant influence over the investee, such as our investment in Beijing All-in-one Cloud Net Technology, Co. Ltd. (“AIO”) (see Note 6 for information on our investments in unconsolidated affiliates).

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

As of January 1, 2019, our adoption of ASC 842 added $4.9 million of operating lease assets, $1.1 million of current operating lease liabilities (reported in Accrued expense and other current liabilities) and $5.7 million of long-term operating lease liabilities to our balance sheet, and it removed $3.3 million of previously-recorded deferred rent and early lease termination liabilities; it had no effect on consolidated net loss or consolidated cash flows

Table of Contents	F - 9	Financial Statement Index

Revenue Recognition

Data Platform Services

We generate revenue by developing AI products and fully-integrated AI solutions which combine our proprietary technology with third-party hardware and software products to meet end-user specifications. Under one type of contract for our AI solutions, we provide a single, continuous service to clients who control the assets as we create them. Accordingly, we recognize the revenue over the period of time during which we provide the service. Under another type of contract, we have one performance obligation to provide a fully-integrated AI solution to our customer and we recognize revenue at the point in time when the completed solution is delivered to, tested by and accepted by our customer.

We recognize revenue when we transfer control of the promised goods or services to our customers, and we recognize an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. If there is uncertainty related to the timing of collections from our customer, which may be the case if our customer is not the ultimate end user of our goods, we consider this to be uncertainty of the customer’s ability and intention to pay us when consideration is due. Accordingly, we recognize revenue only when we have transferred control of the goods or services and consideration received from the customer is nonrefundable.

When customers pay us prior to when we satisfy our obligation to transfer control of promised goods or services, we record the amount that reflects the consideration to which we expect to be entitled as a contract liability until such time as we satisfy our performance obligation.

For our contracts with customers, we generally extend short-term credit policies to our customers, typically up to one year for large-scale projects delivered by our Technology and Data Intelligence segment.

We record the incremental costs of obtaining contracts as an expense when incurred, because such costs would otherwise be amortized over a period of less than one year if capitalized.

Advertising and Other

We did not generate advertising revenue from continuing operations during 2019, but we did generate revenue from other sources, such as from e-commerce activity in which we sell goods to our customers, or media production which involves the production of video or Internet-based content for our customers. We recognize the revenue from these contracts at the point in time when we transfer control of the good sold to the customer or when we deliver the promised media content. Substantially all of our contracts with customers that generate Other revenue are completed within one year or less.

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

Table of Contents	F - 10	Financial Statement Index

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

Concentrations of Credit Risk

We maintain most of our cash, approximately 80% of which is denominated in U.S. dollars, at two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000; however, at times, cash balances may exceed the FDIC-insured limit. As of December 31, 2019, we did not have any significant concentrations of credit risk, as our cash balance did not exceed the FDIC-insured limit. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the U.S. dollar, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the U.S. dollar is devalued significantly against the Chinese currency, our cost to further develop our business in China could exceed original estimates.

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

Table of Contents	F - 11	Financial Statement Index

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

Indefinite-Lived Intangible Assets

In the fourth quarter of each fiscal year, we test indefinite-lived intangible assets for impairment. When testing for impairment, we first evaluate qualitative factors to determine whether events and circumstances indicate that, more likely than not, an indefinite-lived intangible asset is impaired. If, after evaluating the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, we determine that, more likely than not, an indefinite-lived intangible asset is impaired, we then quantitatively test for impairment.

Investment

We routinely perform an assessment of our investments in Sharecare and in AIO to determine if they are other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to how long the security has been impaired, the amount of the impairment, the financial condition and near-term prospects of the issuer, whether the issuer is current on contractually-obligated interest and principal payments, key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

Table of Contents	F - 12	Financial Statement Index

If we determine that an investment has incurred an other-than-temporary impairment, we permanently reduce the cost of the equity security to fair value and recognize an impairment charge in our consolidated statements of operations.

During 2019 or 2018, we did not record any impairment of our investments.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

Table of Contents	F - 13	Financial Statement Index

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category for the year ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
Revenue category	2019	2018
Data platform services:
AI-based products and services	3,595	4,292
FinTech services	—	3,738
Advertising and other	1,425	2,023
Revenue	$5,020	$10,053

Significant Judgments

When accounting for revenue we make certain judgments, such as whether we act as a principal or as an agent in transactions or whether our contracts with customers fall within the scope of current GAAP regarding revenue, that affect the determination of the amount and timing of our revenue from contracts with customers. Based on the current facts and circumstances related to our contracts with customers, none of the judgments we make involve an elevated degree of qualitative significance or complexity such that further disclosure is warranted in terms of their potential impact on the amount and timing of our revenue.

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the year ended December 31, 2019, our Contract liability related to continuing operations changed only as a result of routine business activity. We did not recognize material amounts of revenue during the year ended December 31, 2019 that was included in the beginning balance of Contract liability at January 1, 2019, while we recognized $0.3 million of revenue during the year ended December 31, 2018 that was included in the beginning balance of Contract liability at January 1, 2018.

Certain Agreements in the Technology and Data Intelligence Segment

We did not complete a material amount of contracts in 2019 for which we could not recognize revenue due to uncertainty of collection of amounts payable to us under the agreement. In December 2018, we completed two fully-integrated AI solutions for which we fully performed under the agreement and title to the product passed to our customer, so we recognized cost of revenue of $4.0 million; however, we did not recognize the $4.6 million of revenue from such projects due to uncertainty regarding the timing of collection of amounts payable to us under the agreement. The uncertainty regarding the timing of collection prevented us from determining that collectibility of all amounts payable to us under the agreements was probable, resulting in a timing difference between recognition of cost and recognition of revenue. Though we cannot recognize the revenue until collectibility is deemed probable, we expect to fully collect the amounts payable to us under our legally-enforceable agreements and, therefore, we recorded a receivable of $4.6 million in Prepaid expense and other current assets, and a liability in Accrued expense and other current liabilities on our 2018 Consolidated Balance Sheet.

During 2019, we recognized approximately $1.1 million of revenue on the two projects described above for which we did not recognize revenue in 2018 due to uncertainty regarding the timing of collection of the amounts due.

Table of Contents	F - 14	Financial Statement Index

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants. As of December 31, 2019, our outstanding liability-classified warrants include the warrants we issued or that we are obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016 (the “CBG Acquisition Warrants”) and warrants we issued as a result of an amendment to the Financing Agreement related to the acquisition (the “CBG Financing Warrants”).

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	December 31,
	2019	2018
CBG Financing Warrants
Expected volatility	85.00%	70.00%
Risk-free interest rate	1.60%	2.52%
Expected remaining term (years)	0.73	1.73
CBG Acquisition Warrants
Expected volatility	75.00%	70.00%
Risk-free interest rate	1.65%	2.46%
Expected remaining term (years)	3.72	4.72

During 2019, we increased the expected volatility we use as an input to the model. We made the change after reviewing our recent stock price performance and the historical stock price volatilities of our peer group, which led us to conclude that volatility over the expected period of the warrants would be higher than we had previously estimated. In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At December 31, 2019, we estimated that one future equity financing event would potentially occur within the subsequent twelve months.

Our estimate of expected volatility and our stock price tend to have the most significant impact on the estimated fair value of the CBG Financing Warrants and the CBG Acquisition Warrants. If we added or subtracted five percentage points with regard to our estimate of expected volatility, or if our stock price increased or decreased by five percent, our estimates of fair value would not materially change.

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Year Ended December 31,
	2019	2018
Balance at beginning of period	$1,383	$89,169
Warrant exercises	—	(59,907)
Increase (decrease) in fair value	(1,268)	(27,879)
Balance at end of period	$115	$1,383

At January 1, 2018, our outstanding liability-classified warrants included warrants we issued in connection with our acquisition of Vegas.com in September 2015 and the financing related thereto (such warrants, the “VDC Acquisition Warrants”

Table of Contents	F - 15	Financial Statement Index

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

Contingent Consideration Issued in Business Acquisition

We used the discounted cash flow valuation technique to estimate the fair value of the liability related to certain cash payments stipulated in the VDC Acquisition that were contingent upon the performance of Vegas.com in the years ended December 31, 2016, 2017 and 2018 (the “Earnout Payments”). The significant unobservable inputs that we used, which we classify in Level 3 of the fair value hierarchy, were projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), the probability of achieving certain amounts of EBITDA, and the rate used to discount the liability.

The following table presents the change during the years ended December 31, 2019 and 2018 in the balance of the liability associated with the Earnout Payments (in thousands):

	December 31,
	2019	2018
Balance at beginning of period	$990	$1,930
Payments	(8)	(1,000)
Change in fair value of contingent consideration	10	60
Interest accrued on unpaid balance	94	—
Balance at end of period	$1,086	$990

On the Consolidated Balance Sheets, we included the liability for contingent consideration as a component of Accrued expense and other liabilities.

NOTE 5. TRADE ACCOUNTS RECEIVABLE

The following table presents details regarding our net trade accounts receivable:

	Year Ended December 31,
	2019	2018
Gross accounts receivable balance	$4,171	$5,891
Allowance for bad debt	(2,207)	(129)
Accounts receivable, net	$1,964	$5,762

Generally, Chinese entities tend to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our AI projects (exclusive of FinTech services) represent 66% of our gross trade

Table of Contents	F - 16	Financial Statement Index

receivables, while substantially all of the remaining gross trade receivables balance resulted from the FinTech services we discontinued during 2018.

During 2019, we determined that, due to the regulatory changes in China that caused us to discontinue our FinTech services and due to lengthy periods without collection on certain accounts, we were unable to support a sufficient probability of full collection. As a result, we recorded an allowance for bad debt of approximately $2.2 million as of December 31, 2019.

NOTE 6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of December 31, 2019, we owned approximately five percent of Sharecare’s issued capital stock and maintained representation on its Board of Directors.

During June 2018, one of our consolidated VIEs acquired a 20% interest in AIO, a Chinese technology company which provides consulting and data services to the Chinese film industry, in exchange for $1.0 million, a portion of which was paid by December 31, 2019, and a license to use our proprietary KanKan data intelligence platform in China. Based on our evaluation of the facts and circumstances related to the transaction, we determined that we will account for such transaction using the equity method of accounting. We recognize our equity in the net earnings or losses relating to AIO on a one-quarter reporting lag in our Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2019, the amount of our equity in AIO’s net earnings from the date we acquired our interest in AIO until September 30, 2019 was not material.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	December 31,
	2019	2018
Other receivables	$3,712	$4,607
Prepaid expense	633	1,076
Deposits	7	1,395
Inventory, net	—	587
Other current assets	271	242
Total	$4,623	$7,907

During 2019, we determined that, due to a lack of significant collection of the amount and uncertainty of timing regarding when we would receive a refund of the amount, we recorded an impairment of the entire $1.3 million security deposit related to the FinTech services we ceased providing during 2018.

Table of Contents	F - 17	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

		December 31,
	Estimated Life (Years)	2019	2018
Computers and equipment	3	989	1,004
Furniture and fixtures	3	23	20
Software	3	4,896	4,918
Software development in progress		—	924
Leasehold improvements	10	114	310
Total property, equipment and software		$6,022	$7,176
Less accumulated depreciation and amortization		(5,681)	(5,101)
Total property, equipment and software, net		$341	$2,075

For the years ended December 31, 2019 and 2018, depreciation (and amortization of software) expense was $0.7 million and $1.4 million, respectively.

NOTE 9. LEASES

We lease office space and equipment under contracts we classify as operating leases. None of our leases are financing leases. Several of our leases include one or more options to renew; however, as of December 31, 2019, we are not reasonably certain that we will exercise the renewal options and we have not included such renewal options in the lease liabilities or disclosures herein.

As of December 31, 2019, the current portion of our operating lease liability was $2.9 million and was reported in Accrued expense and other current liabilities on our Consolidated Balance Sheet.

The following table presents the detail of our lease expense, net of sublease income, which is reported in General and administrative expense for the year ended December 31, 2019 (in thousands):

Operating lease expense	$3,678
Short-term lease expense	301
Less: Sublease income	(162)
Lease expense, net	$3,817

We reported within continuing operating cash flows for the year ended December 31, 2019 $2.1million of cash paid for amounts included in the measurement of operating lease liabilities.

As of December 31, 2019, our operating leases had a weighted-average remaining lease term of approximately 47 months, and we used a weighted-average discount rate of 13% to measure our operating lease liabilities.

Table of Contents	F - 18	Financial Statement Index

Maturity of Lease Liabilities

The following table presents information regarding the maturities of our undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our December 31, 2019 Consolidated Balance Sheet (in thousands).

Operating lease liabilities maturing during the next:
One year	$3,569
Two years	1,853
Three years	1,743
Four years	1,793
Five years	301
Thereafter	—
Total undiscounted cash flows	$9,259
Present value of cash flows	$7,527

Lease liabilities on balance sheet:
Short-term	$2,877
Long-term	4,650
Total lease liabilities	$7,527

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

Table of Contents	F - 19	Financial Statement Index

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets

The following table summarizes intangible assets by category (in thousands):

	December 31, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$1,256	$(874)	$382	$1,256	$(801)	$455
Media content and broadcast rights	—	—	—	1,350	(923)	427
Other intangible assets	68	(68)	—	68	(68)	—
	$1,324	$(942)	$382	$2,674	$(1,792)	$882
Indefinite-lived intangible assets
License to operate in China	127		127	128		128
Total intangible assets	$1,451		$509	$2,802		$1,010

For the year ended December 31, 2019 and 2018, total amortization expense was $0.3 million and $0.7 million, respectively.

During the fourth quarter of 2019, we decided that we would no longer create content that could make use of the intangible asset related to media content and broadcast rights. As a result, we determined that the remaining portion of such intangible asset was impaired based on revised cash flow estimates, so we recognized an impairment loss of approximately $0.2 million.

During the fourth quarter of 2018, we decided that we would outsource video production to a third party. As a result, we determined that the remaining intangible asset related to the CBG Acquisition was impaired based on revised cash flow estimates, so we recognized an impairment loss of approximately $0.6 million.

On December 18, 2018, we and Simply FinTech, Inc. (“Simply FinTech”) entered into a quitclaim agreement (the “Simply FinTech Agreement”) under which we sold the Banks.com domain name and related rights and property to Simply FinTech. Pursuant to the Simply FinTech Agreement, in exchange for the assets we sold to Simply FinTech, we received $0.5 million in cash. We recognized a gain of approximately $0.4 million on the sale, which we reported in Other gain (loss) on our 2018 Consolidated Statement of Operations and Comprehensive Loss.

Table of Contents	F - 20	Financial Statement Index

The following table presents the aggregate amortization expense related to finite-lived intangible assets for the next five years (in thousands):

For the year ending December 31:	Amount
2020	$73
2021	73
2022	73
2023	73
Thereafter	90

Goodwill

We had no goodwill as of December 31, 2019. The following table summarizes the changes in goodwill during the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
	Corporate Entity and Other Business Units	Total
Balance at beginning of period	$1,585	$1,585
Impairment of goodwill	(1,585)	(1,585)
Balance at end of period	$—	$—

Our sale of substantially all of Banks.com’s remaining assets during the fourth quarter of 2018 prompted us to record the impairment of goodwill noted in the table above, as we determined at that time that we would not operate the Banks.com business in the future.

NOTE 11. INCOME TAX

The following table presents the components of our provision for income taxes for the year ended December 31, 2019, and 2018, in thousands:

	Year Ended December 31,
	2019	2018
Current
Foreign	$—	$(140)
Deferred
Federal	—	—
Income tax provision as reported	$—	$(140)

Table of Contents	F - 21	Financial Statement Index

The following table presents a reconciliation between the income tax benefit computed by applying the federal statutory rate and our actual income tax expense:

	Year Ended December 31,
	2019	2018
Income tax benefit at federal statutory rate	$(4,831)	$(3,928)
Change in deferred tax asset valuation allowance	2,561	11,595
Tax impact of warrants	(266)	(5,855)
Tax effects of:
Statutory differences	942	—
R&D expense	(236)	—
Foreign tax rates different than U.S. federal statutory rate	(350)	(470)
Other permanent items	6	78
Deferred adjustments	1,716	(1,369)
Other	458	(191)
Income tax provision (benefit) as reported	$—	$(140)

Our 2019 effective tax rate was impacted by maintaining a valuation allowance against net deferred tax assets in all jurisdictions, both domestic and foreign, as well as the adjustments made to our deferred tax assets, permanent book-tax adjustments in foreign jurisdictions and the fact that our earnings are generated in jurisdictions with rates that differ from the US federal statutory rate. Our 2018 effective tax rate was impacted by maintaining a valuation allowance against domestic federal net deferred tax assets and a permanent tax adjustment related to the fair value of the outstanding warrants.

The following table presents loss before income tax attributable to domestic and to foreign operations (in thousands):

	Year Ended December 31,
	2019	2018
Domestic	$(14,266)	$(6,945)
Foreign	(8,738)	(11,760)
Loss before income taxes	$(23,004)	$(18,705)

Deferred Tax Assets and Liabilities

We assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs in each jurisdiction. A significant piece of objective negative evidence, in each jurisdiction, that we evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits our ability to consider other subjective evidence. On the basis of our evaluation, as of December 31, 2019, we continued to maintain the valuation allowance noted in the table below. The amount of the DTAs that we do not consider realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

Table of Contents	F - 22	Financial Statement Index

The following table presents the components of our DTAs and DTLs (in thousands):

	December 31,
	2019	2018
Deferred Tax Assets
Net operating loss carryforwards	$38,008	$36,090
Deferred income and reserves	—	332
Amortization of intangibles	2,535	2,881
Share-based compensation expense	6,929	7,276
Other	4,000	1,908
Gross deferred tax assets	$51,472	$48,487
Valuation allowance	(51,455)	(48,487)
Deferred tax assets, net of valuation allowance	$17	$—
Deferred Tax Liabilities
Depreciation of fixed assets	(17)	—
Gross deferred tax liabilities	(17)	—
Net deferred tax liability	$—	$—

Net operating losses available at December 31, 2019 to offset future taxable income in the U.S. federal, U.S. state, Hong Kong and China jurisdictions are $160.6 million, $31.9 million, $1.7 million and $6.8 million, respectively. The statutory income tax rates in Hong Kong and China are 16.5% and 25%, respectively.

The U.S. net operating losses generated prior to 2018 expire between 2020 and 2038. The US net operating losses generated in 2019 and 2018 have no expiration date and carry forward indefinitely. The net operating losses generated in Hong Kong have no expiration date and carry forward indefinitely, while the net operating losses generated in China have a 5-year carryover period.

 We file income tax returns in various domestic and foreign tax jurisdictions with varying statutes of limitations. We are currently under examination by the IRS in the U.S. federal jurisdiction regarding our 2016 tax year, while our 2017, 2018 and 2019 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, our 2016 through 2018 tax years generally remain subject to examination by the relevant tax authorities.

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

For the years ended December 31, 2019 and 2018, we had no unrecognized tax benefits, and we have not taken any tax positions which we expect might significantly change unrecognized tax benefits during the 12 months following December 31, 2019. We comply with tax legislation and rules that apply in jurisdictions in which we operate around the globe, to the best of our ability. In China, we incur certain business expenses subject to jurisdictionally specific requirements. While we have adhered to such rules, circumstances exist outside of our control that create uncertainty relative to our ability to sustain certain deductions. We believe, at a more likely than not level, we will sustain such deductions; however, taxing authorities in China may take an alternative position.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on

Table of Contents	F - 23	Financial Statement Index

March 27, 2020 in the U.S., includes measures to assist companies, including temporary change to income and non-income-based tax laws. We will monitor additional guidance and impact that the CARES Act and other potential legislation may have on our income taxes in subsequent years.

NOTE 12. DEBT

Short-Term Debt

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of December 31, 2019, we owed $3.3 million in principal and accrued interest on such note.

Other Debt

The following table presents debt as of (in thousands):

	December 31,
	2019	2018
Loan due May 2020	$12,025	$35,500
Unamortized original issue discount	—	(1,418)
Unamortized debt issuance cost	—	(18)
Carrying value of Loan	12,025	34,064
Exit fee payable in relation to Loan	—	1,250
Total long-term debt	$12,025	$35,314
Less: current portion	(12,025)	(35,314)
Long-term debt, less current portion and net of debt issuance cost	$—	$—

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. We entered into Amendment No. 1 to Financing Agreement on September 20, 2016 which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. As of December 31, 2019, after amendments and other events described below, the Loan bore interest at three-month LIBOR (with a floor of 2%) plus 11% per annum, payable monthly, and had a maturity date of May 15, 2020. As of December 31, 2019, the applicable interest rate on the Loan was approximately 13% per annum.

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

Table of Contents	F - 24	Financial Statement Index

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

Table of Contents	F - 25	Financial Statement Index

The Financing Agreement contains certain affirmative and negative covenants, including but not limited to a covenant requiring us to maintain a minimum of $1.0 million in unrestricted cash in designated bank accounts. As of December 31, 2019, we were not in compliance with such minimum cash covenant. We are also not in compliance with certain other covenants under the Financing Agreement, including a covenant requiring us to obtain and pay for a tail directors’ and officers’ liability insurance policy (the “Tail Policy”) by June 4, 2019 in connection with the VDC Transaction, and a covenant requiring us to make the final Earnout Payment by June 14, 2019. Additionally, although we continue to actively attempt to monetize our ownership interest in Sharecare, we did not comply with certain procedural requirements stipulated by the Sharecare Covenant. Our non-compliance with such covenants constitutes events of default under the Financing Agreement. In addition, in June 2019, the Lenders paid the $1.1 million of premium under the Tail Policy on our behalf and such amount was added to the amount of principal due under the Financing Agreement. See Note 19 for further updates after December 31, 2019 regarding such events of default.

We accounted for the Second Financing Amendment through the Sixth Financing Amendment as debt modifications, individually and collectively resulting in an immaterial amount of debt issuance cost expensed as incurred. The Sixth Financing Amendment did not add debt discount, while the Fourth Financing Amendment and the Fifth Financing Amendment added additional debt discount totaling $1.5 million during the year ended December 31, 2018.

NOTE 13. OTHER LIABILITIES

We did not have other liabilities recorded at December 31, 2019, while the following table presents the components of other liabilities (in thousands) at December 31, 2018:

Deferred rent	$1,583
Accrued early lease termination liability	1,137
Deferred tax liability	214
Total	$2,934

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

NOTE 14. COMMITMENTS AND CONTINGENCIES

Contingencies

As of December 31, 2019, we were neither a defendant in any material pending legal proceeding nor were we aware of any material threatened claims against us; therefore, we have not accrued any contingent liabilities, exclusive of the liability for the Earnout Payment related to the VDC Acquisition. As of December 31, 2019, we have accrued approximately $1.1 million related to the Earnout Payment. See Note 4 for more information regarding the Earnout Payment.

NOTE 15. STOCKHOLDERS' EQUITY, STOCK-BASED COMPENSATION AND NET LOSS PER SHARE

Equity Issuances

On March 29, 2019, we entered into the 2019 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2019 Aspire Purchase Agreement. In consideration for entering into the 2019 Aspire Purchase Agreement, we issued 629,370 shares of our common stock to Aspire Capital.

Table of Contents	F - 26	Financial Statement Index

Under the 2019 Aspire Purchase Agreement, on any trading day over the 30-month term of such agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 50,000 shares of our common stock per trading day, up to an aggregate of $30.0 million of our common stock, at a per share price (the “Purchase Price”) equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the 10 consecutive trading days ending on the trading day immediately preceding the purchase date.

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

The 2019 Aspire Purchase Agreement provides that the total number of shares that may be issued pursuant to such agreement is limited to 8,140,373 shares (the “Exchange Cap”), or 19.99% of our shares of common stock outstanding as of the date of the 2019 Aspire Purchase Agreement, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval is not obtained, such limitation will not apply after the Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2019 Aspire Purchase Agreement is equal to or greater than $1.85 per share. The 2019 Aspire Purchase Agreement also provides that at no time will Aspire Capital (together with its affiliates) beneficially own more than 19.99% of our outstanding shares of common stock. The 2019 Aspire Purchase Agreement replaced a prior common stock purchase agreement, dated as of July 2, 2018, between us and Aspire Capital, which was terminated under the terms of the 2019 Aspire Purchase Agreement.

As of December 31, 2019, we have issued to Aspire Capital a total of 4,129,370 shares of our common stock under the 2019 Aspire Purchase Agreement. During the year ended December 31, 2019, we issued a total of 11,999,597 shares of our common stock to private investors and to Aspire Capital in exchange for $10.8 million plus Aspire Capital’s commitment to participate in the 2019 Aspire Purchase Agreement.

Table of Contents	F - 27	Financial Statement Index

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

We estimate the fair value of stock option awards using the BSM Model. During the periods noted, we applied the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018
Expected term in years	6.0	6.0
Expected volatility	70%	60%
Expected dividends	—%	—%
Risk-free interest rate	1.86%	2.37%

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of December 31, 2019, and changes during the twelve months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	10,874,849	$4.36
Granted	805,250	0.73
Exercised	(2,250)	1.99
Forfeited, cancelled or expired	(1,318,770)	3.37
Outstanding at December 31, 2019	10,359,079	$4.20	6.8	$—
Exercisable at December 31, 2019	9,748,892	$4.42	6.6	$—

Table of Contents	F - 28	Financial Statement Index

The following table summarizes the status of non-vested stock options as of December 31, 2019, and changes during the year then ended:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2019	244,625	$439
Granted	805,250	335
Vested	(408,313)	464
Forfeited	(31,375)	68
Non-vested at December 31, 2019	610,187	$241

For the year ended December 31, 2018, the weighted-average grant-date fair value of options granted was $12.8 million. We did not experience material stock option exercises during the year ended December 31, 2019. During the year ended December 31, 2018, we received proceeds from stock option exercises totaling approximately $1.0 million, while the total intrinsic value of all stock option exercises was $1.5 million.

The following table summarizes activity related to the liability-classified China Cash Bonuses as of December 31, 2019, and changes during the twelve months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	1,464,750	$5.60
Granted	152,000	1.56
Forfeited, cancelled or expired	(518,000)	5.11
Outstanding at December 31, 2019	1,098,750	$5.21	6.4	$—
Exercisable at December 31, 2019	911,500	$5.20	6.0	$—

During the year ended December 31, 2019, we did not award restricted stock under our equity incentive plans.

The following table presents a breakdown of share-based compensation cost included in operating expense for continuing operations and for discontinued operations (in thousands):

	Year Ended December 31,
	2019	2018
Stock options	$425	$13,494
China Cash Bonuses	(106)	(546)
Restricted stock	—	—
Total	$319	$12,948

Table of Contents	F - 29	Financial Statement Index

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

The following table presents information regarding unrecognized share-based compensation cost associated with stock options and China Cash Bonuses:

December 31, 2019
Unrecognized share-based compensation cost for non-vested awards (in thousands):
Stock options	191
China Cash Bonuses	5
Weighted-average years over which unrecognized share-based compensation expense will be recognized:
Stock options	1.1
China Cash Bonuses	0.2

Net Income (Loss) per Share

For the years ended December 31, 2019 and 2018, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share include the outstanding stock options described above and the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued), and the outstanding CBG Financing Warrants, which may be exercised to purchase 3,966,613 shares of our common stock at an exercise price of $3.70 per share.

NOTE 16. RELATED PARTY TRANSACTIONS

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

NOTE 17. SEGMENT INFORMATION

As a result of our disposal of the previously-reported Travel and Entertainment segment in May 2019, we currently report one segment: our Technology & Data Intelligence segment, which provides products and services to our customers based upon the data collected and processed by our proprietary data intelligence software.

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

The following table presents certain financial information regarding our business segments and other entities for the years ended December 31, 2019 and 2018 (in thousands):

	Technology & Data Intelligence	Corporate Entity and Other	Consolidated
Year Ended December 31, 2019
Revenue	$3,595	$1,425	$5,020
Adjusted EBITDA	$(6,821)	$(11,814)	$(18,635)

Year Ended December 31, 2018
Revenue	$8,030	$2,023	$10,053
Adjusted EBITDA	$(11,061)	$(15,563)	$(26,624)

The following table reconciles Adjusted EBITDA to Loss before income taxes (in thousands):

	Year Ended December 31,
	2019	2018
Adjusted EBITDA	$(18,635)	$(26,624)
Depreciation and amortization	(982)	(2,089)
Impairments	(2,522)	(2,209)
Share-based compensation expense	(257)	(12,425)
Other expense (income), net	(530)	(267)
Other loss (gain)	172	(886)
Operating loss	$(22,754)	$(44,500)
Other income (expense)
Interest expense	(1,876)	(3,237)
Other income (expense), net	530	267
Change in fair value of warrant liability	1,268	27,879
Other gain (loss), net	(172)	886
Total other income (expense), net	$(250)	$25,795
Loss from continuing operations before income taxes	$(23,004)	$(18,705)

The following table presents total assets for our segments (in thousands):

	December 31,
	2019	2018
Technology and data intelligence segment	7,450	15,563
Corporate entity and other business units	7,377	5,156
Consolidated	$14,827	$20,719

Table of Contents	F - 31	Financial Statement Index

Capital expenditures for our technology and data intelligence segment totaled $0.1 million and $0.7 million during the years ended December 31, 2019 and 2018, respectively.

NOTE 18. DISCONTINUED OPERATIONS

VDC Transaction

On May 15, 2019, we completed the VDC Transaction for an aggregate purchase price of $30 million. The business we sold in the VDC Transaction formerly comprised our Travel and Entertainment segment. In discontinued operations, we recognized a gain on the VDC Transaction of $6.5 million.

By purchasing all of the issued and outstanding membership interests of Vegas.com, the purchaser in the VDC Transaction, an affiliate of MGG, effectively assumed an amount of negative working capital. The cash proceeds of the VDC Transaction were used to pay amounts due under the Financing Agreement (see Note 12).

The following table presents the carrying amounts of the major classes of assets and liabilities associated with the disposed Travel and Entertainment segment (in thousands):

	May 15, 2019	December 31, 2018
Cash and cash equivalents (including restricted cash)	$18,011	$24,138
Other current assets	4,753	4,828
Current assets	$22,764	$28,966
Property and equipment, net	7,331	8,495
Goodwill and other intangibles, net	28,977	35,434
Other assets	1,856	194
Total assets	$60,928	$73,089

Accounts payable, accrued expense and other current liabilities	$22,749	$33,053
Deferred merchant booking	7,358	4,664
Contract liability	5,381	3,931
Current liabilities	$35,488	$41,648
Other liabilities	1,938	34
Total liabilities	$37,426	$41,682

Table of Contents	F - 32	Financial Statement Index

The following table presents the major classes of line items constituting the pretax profit or loss of the disposed Travel and Entertainment segment (in thousands):

	January 1, 2019 through May 15, 2019	Year Ended December 31, 2018

Revenue	$27,432	$69,057

Cost of revenue (excluding depreciation and amortization)	4,016	11,725
Selling, general and administrative	18,383	38,906
Technology and development	3,280	8,939
Depreciation, amortization and impairments	8,007	8,786
Other operating expense	384	954
Other expense (income) and loss (gain), net	(3,814)	3,267
Loss from discontinued operations before income taxes	(2,824)	(3,520)
Benefit from income taxes	214	527
Loss from discontinued operations	$(2,610)	$(2,993)

Depreciation, amortization and impairments for the 2019 period includes $4.8 million of impairments of goodwill and intangible assets resulting from our decision to dispose of the previously-reported Travel and Entertainment segment.

For the year ended December 31, 2019, we allocated $2.7 million of interest expense to discontinued operations. We made such allocations based on the amount of debt specifically attributable to the discontinued operations.

NOTE 19. SUBSEQUENT EVENTS

Sales of Common Stock to Aspire Capital

On March 3, 2020, we sold 3,011,003 shares of our common stock to Aspire Capital under the 2019 Aspire Purchase Agreement in exchange for $1.5 million, and in a series of transactions between March 25, 2020 and May 12, 2020, we sold 41,853,345 shares of our common stock to Aspire Capital under the 2020 Aspire Purchase Agreement (defined below) in exchange for $30.0 million.

Our Amended and Restated Certificate of Incorporation authorizes us to issue up to 100,000,000 shares of our common stock, of which 99,354,052 shares were outstanding as of May 26, 2020. In addition, as of May 26, 2020, we had outstanding stock options allowing for the purchase of as many as approximately 10.3 million shares of common stock and we had outstanding warrants to purchase 6,641,558 shares of common stock. If all of our outstanding stock options and warrants were exercised, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

As a result of such potential shortfall in the number of our authorized shares of common stock, we will have insufficient shares of common stock available to issue in connection with the exercise of our outstanding stock options and warrants or any future equity financing transaction we may seek to undertake. Accordingly, we intend to seek approval of an increase in the number of our authorized shares of common stock at our 2020 annual meeting of stockholders.

Table of Contents	F - 33	Financial Statement Index

New Common Stock Purchase Agreement

On March 3, 2020, we entered into a common stock purchase agreement (the “2020 Aspire Purchase Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2020 Aspire Purchase Agreement. The 2020 Aspire Purchase Agreement replaced the 2019 Aspire Purchase Agreement, which terminated under the terms of the 2020 Aspire Purchase Agreement. In consideration for entering into the 2020 Aspire Purchase Agreement, we have issued to Aspire Capital 2,374,545 shares of our common stock.

Under the 2020 Aspire Purchase Agreement, on any trading day selected by us over the 30-month term of the 2020 Aspire Purchase Agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “2020 Purchase Notice”) directing Aspire Capital to purchase up to 250,000 shares of our common stock per trading day, up to an aggregate of $30.0 million of our common stock, at a per share price equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the 10 consecutive trading days ending on the trading day immediately preceding the purchase date.

The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $500,000, unless otherwise mutually agreed. The parties may mutually agree to increase the number of shares of our common stock that may be purchased per trading day pursuant to the terms of the 2020 Aspire Purchase Agreement to an additional 2,000,000 shares.

In addition, on any trading day on which we submit a 2020 Purchase Notice to Aspire Capital to purchase at least 250,000 shares, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “2020 VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on the next trading day (the “2020 VWAP Purchase Date”), subject to a maximum number of shares we may determine, and a minimum purchase price threshold equal to the greater of (i) 80% of the closing price of our common stock on the trading day immediately preceding the 2020 VWAP Purchase Date or (ii) a higher price that may be determined by us. The purchase price per share pursuant to such 2020 VWAP Purchase Notice will be equal to the lesser of (i) the closing sale price of our common stock on the 2020 VWAP Purchase Date, or (ii) 97% of the volume-weighted average price for our common stock traded on its principal market on the 2020 VWAP Purchase Date.

We may deliver multiple 2020 Purchase Notices and 2020 VWAP Purchase Notices to Aspire Capital from time to time during the term of the 2020 Aspire Purchase Agreement, so long as the most recent purchase has been completed.

In addition, Aspire Capital will not be required to buy any shares of our common stock pursuant to a 2020 Purchase Notice on any trading day on which the closing trade price of our common stock is below $0.25. There are no trading volume requirements or restrictions under the 2020 Aspire Purchase Agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the 2020 Aspire Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the 2020 Aspire Purchase Agreement. The 2020 Aspire Purchase Agreement may be terminated by us at any time, at our discretion, without any cost to us. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates will engage in any direct or indirect short-selling or hedging our common stock during any time prior to the termination of the 2020 Aspire Purchase Agreement.

The 2020 Aspire Purchase Agreement provides that the total number of shares that may be issued pursuant to such agreement is limited to 11,007,726 shares (the “2020 Exchange Cap”), or 19.99% of our shares of common stock outstanding as of the date of the 2020 Aspire Purchase Agreement, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval is not obtained, such limitation will not apply after the 2020 Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2020 Aspire Purchase Agreement is equal to or greater than $0.4879 per share. The 2020 Aspire Purchase Agreement also provides that at no time will Aspire Capital (together with its affiliates) beneficially own more than 19.99% of our outstanding shares of common stock.

Concurrently with entering into the 2020 Aspire Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which we agreed to file with the Securities and Exchange Commission (the “SEC”) one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, for the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the 2020 Aspire Purchase Agreement. We expect to file with the SEC a

Table of Contents	F - 34	Financial Statement Index

prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-225448) registering all of the shares of common stock that may be offered to Aspire Capital from time to time.

On April 9, 2020, we entered into a First Amendment to the 2020 Aspire Purchase Agreement (the “Aspire Amendment”), which amends the 2020 Aspire Purchase Agreement to provide that (i) we may issue up to an additional 13,220,164 shares (the “New 2020 Exchange Cap”), or 19.99% of our shares of common stock outstanding as of the date of the Aspire Amendment, pursuant to the 2020 Aspire Purchase Agreement following the effective date of the Aspire Amendment, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market, (ii) if stockholder approval is not obtained, such limitation will not apply after the New 2020 Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2020 Aspire Purchase Agreement following the effective date of the Aspire Amendment is equal to or greater than $0.3950 per share, (iii) we have the right, in our sole discretion, to present Aspire Capital with a 2020 Purchase Notice directing Aspire Capital to purchase up to 500,000 shares of our common stock per trading day, (iv) the aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $1,000,000, unless otherwise mutually agreed, (v) on any trading day on which we submit a purchase notice to Aspire Capital to purchase at least 500,000 shares of common stock, we also have the right, in our sole discretion, to present Aspire Capital with a 2020 VWAP Purchase Notice directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on the next trading day, (vi) the purchase price per share pursuant to such 2020 VWAP Purchase Notice will be equal to the lesser of (A) the closing sale price of our common stock on the 2020 VWAP Purchase Date, or (B) 95% of the volume-weighted average price for our common stock traded on its principal market on the 2020 VWAP Purchase Date, and (vii) Aspire Capital will not be required to buy any shares of our common stock pursuant to a 2020 Purchase Notice on any trading day on which the closing trade price of our common stock is below $0.15.

Termination of Lease and Related Landlord Actions

Since approximately July 2019, we have not been able to pay our obligations under the office lease for our former office located at 3960 Howard Hughes Parkway, and as of December 31, 2019, we owed $0.8 million of rent to our landlord. On March 5, 2020, the landlord exercised its right to terminate the lease as of such date as a result of the ongoing payment default.

On April 9, 2020, the landlord filed suit against us in Nevada to recover the approximately $1.1 million of rent owed plus damages resulting from the early termination of the lease. Because we were in default of the lease as of December 31, 2019, we determined that our potential liability to the landlord for damages resulting from the early termination should be recorded in the year ended December 31, 2019. Based on calculations stipulated by the lease, we estimated the increase to rent expense and to the current portion of our operating lease liability, net of security deposit of $0.3 million, was approximately $1.5 million; this amount is subject to change based upon future events.

We have leased new office space under a lease that is not material to our consolidated financial statements.

Lender Actions and Repayment of Debt

On January 8, 2020, we received a notice from MGG that, as a result of certain continuing defaults under the Financing Agreement, the Lenders had exercised their right under the Financing Agreement to replace the single-member board of directors of our wholly-owned subsidiary that holds our investment (described in Note 6) in Sharecare with a person of their choosing.

On March 16, 2020, we received a notice of acceleration from MGG, in which MGG declared that the entire unpaid principal of and any accrued and unpaid interest on the Loan, and all fees and other amounts payable under the Financing Agreement, are immediately due and payable and demanded that all such amounts be paid immediately to MGG.

On March 16, 2020, MGG filed a Summons with Notice against us in the Supreme Court of the State of New York, County of New York, alleging a claim for breach of contract under the Financing Agreement.

On May 28, 2020, we repaid in full all outstanding obligations under, and terminated, the Financing Agreement. As a result, we believe that there are no grounds for MGG’s lawsuit against us to continue. On the same date, and concurrently with repaying all outstanding obligations under the Financing Agreement, we agreed to reduce by $0.30 per share the exercise price of the CBG Financing Warrants to purchase 6,601,558 shares of our common stock.

Table of Contents	F - 35	Financial Statement Index