Form 10-Q
period 2020-03-31
REMARK HOLDINGS, INC.
filed 2020-07-06
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

Commission File Number 001-33720
Remark Holdings, Inc.

Delaware	33-1135689
State of Incorporation	IRS Employer Identification Number

800 S. Commerce St.
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

As of July 3, 2020, a total of 99,408,916 shares of our common stock were outstanding.

Table of Contents	i

RELIANCE ON SEC ORDER GRANTING CONDITIONAL EXEMPTIONS DUE TO CIRCUMSTANCES RELATED TO COVID-19

In accordance with the Securities and Exchange Commission (the “SEC”) Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, SEC Release No. 34-88465, dated March 25, 2020 (the “Order”), Remark Holdings, Inc. (“we” or “our”) filed a Current Report on Form 8-K with the SEC on May 13, 2020 stating that we are relying on the relief provided by the Order to delay the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 by up to 45 days. We maintain offices in the cities of Chengdu, Shanghai and Hangzhou in China. As early as January 2020, in response to the early stages of what would become the COVID-19 pandemic, national and local governmental authorities in China began to shut down most forms of public transportation and impose restrictions on travel, public gatherings and non-essential businesses. The restrictions prevented our employees from leaving their homes, from being able to obtain needed information from vendors and customers and, as a result, from completing tasks essential to our accounting and financial reporting process on a timely basis. As a result, we were not able to timely review and prepare our financial statements for the quarter ended March 31, 2020.

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

Table of Contents	ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$1,617	$272
Trade accounts receivable, net	1,540	1,964
Receivable from related parties	531	—
Prepaid expense and other current assets	4,617	4,623
Total current assets	8,305	6,859
Property and equipment, net	180	341
Operating lease assets	314	4,359
Investment in unconsolidated affiliates	1,934	1,935
Intangibles, net	490	509
Other long-term assets	773	824
Total assets	$11,996	$14,827
Liabilities and Stockholders’ Deficit
Accounts payable	$8,525	$8,126
Accrued expense and other current liabilities	13,307	14,326
Contract liability	367	313
Note payable	3,000	3,000
Loans payable, current, net of unamortized discount and debt issuance cost	11,931	12,025
Total current liabilities	37,130	37,790
Operating lease liabilities, long-term	79	4,650
Warrant liability	58	115
Total liabilities	37,267	42,555

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 66,133,888 and 51,055,159 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	66	51
Additional paid-in-capital	323,958	319,275
Accumulated other comprehensive income	(45)	(227)
Accumulated deficit	(349,250)	(346,827)
Total stockholders’ deficit	(25,271)	(27,728)
Total liabilities and stockholders’ deficit	$11,996	$14,827
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$431	$1,209
Cost and expense
Cost of revenue (excluding depreciation and amortization)	21	1,593
Sales and marketing	416	859
Technology and development	648	1,304
General and administrative	2,740	2,977
Depreciation and amortization	90	325
Other operating expense	—	6
Total cost and expense	3,915	7,064
Operating loss	(3,484)	(5,855)
Other income (expense)
Interest expense	(461)	(387)
Other income (expense), net	—	(45)
Change in fair value of warrant liability	57	(1,416)
Gain on lease termination	1,538	—
Other loss, net	(73)	(26)
Total other income (expense), net	1,061	(1,874)
Loss from continuing operations before income taxes	(2,423)	(7,729)
Benefit from income taxes	—	—
Loss from continuing operations	$(2,423)	$(7,729)
Loss from discontinued operations, net of tax (Note 17)	—	(1,123)
Net loss	$(2,423)	$(8,852)
Other comprehensive income (loss)
Foreign currency translation adjustments	182	(94)
Comprehensive loss	$(2,241)	$(8,946)

Weighted-average shares outstanding, basic and diluted	53,775	39,258

Net loss per share, basic and diluted
Continuing operations	$(0.05)	$(0.20)
Discontinued operations	—	(0.03)
Consolidated	$(0.05)	$(0.23)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Three Months Ended March 31, 2020
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2019	51,055,159	$51	$319,275	$(227)	$(346,827)	$(27,728)
Net loss	—	—	—	—	(2,423)	(2,423)
Share-based compensation	—	—	47	—	—	47
Common stock issued	15,078,729	15	4,636	—	—	4,651
Other	—	—	—	182	—	182
Balance at March 31, 2020	66,133,888	$66	$323,958	$(45)	$(349,250)	$(25,271)

	Three Months Ended March 31, 2019
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2018	39,053,312	$39	$308,018	$32	$(321,213)	$(13,124)
Net loss	—	—	—	—	(8,852)	(8,852)
Share-based compensation	—	—	98	—	—	98
Common stock issued	1,666,667	2	2,498	—	—	2,500
Equity instrument exercises	2,250	—	4	—	—	4
Other	—	—	—	(94)	—	(94)
Balance at March 31, 2019	40,722,229	$41	$310,618	$(62)	$(330,065)	$(19,468)

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net cash used in continuing operating activities	$(2,810)	$(5,969)
Net cash provided in discontinued operating activities	—	5,898
Net cash used in operating activities	(2,810)	(71)
Cash flows from investing activities:
Payment of payroll costs capitalized to software in progress	—	(83)
Net cash provided by (used in) continuing investing activities	—	(83)
Net cash used in discontinued investing activities	—	(247)
Net cash used in investing activities	—	(330)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,627	2,504
Repayments of debt	(472)	—
Net cash provided by financing activities	4,155	2,504
Net change in cash, cash equivalents and restricted cash	1,345	2,103
Cash, cash equivalents and restricted cash:
Beginning of period, including cash in disposal group	272	25,548
End of period	$1,617	$27,651

Supplemental cash flow information:
Cash paid for interest	$—	$13

Supplemental schedule of non-cash investing and financing activities:
Capitalization of interest to debt principal	$378	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

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

COVID-19

Our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2020 were impacted by the effects of the global outbreak of a novel strain of coronavirus, or COVID-19, as national and local governmental authorities in China and the U.S., where we operate, have placed significant restrictions on travel and other activities within their respective countries, leading to extended business closures. The restrictions and resulting business closures have limited our operational capabilities, which could have a material adverse impact on our business and which have created significant uncertainties, such as the potential adverse effect of the pandemic on the economy, our vendors, our employees and customers and customer sentiment in general.

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

To mitigate the potential material negative effects that COVID-19 may have on our business and to do our part to provide customers with the means to limit the spread of COVID-19, we have repurposed and improved our existing urban life cycle solution that we were selling to make schools in China “smart” schools to build a new product line of high-quality, highly-effective thermal imaging solutions that leverage our innovative software to provide customers with the ability to scan crowds and areas of high foot traffic for indications that certain persons may require secondary screening. We have begun sales efforts primarily in the U.S., as well as in other countries, though no revenue was recognized from this new product line during the three months ended March 31, 2020.

Going Concern

During the three months ended March 31, 2020, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $349.3 million as of March 31, 2020. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $2.8 million during the three months ended March 31, 2020. As of March 31, 2020, our cash and cash equivalents balance was $1.6 million, and we had a negative working capital balance of $28.8 million.

On March 3, 2020, we entered into a common stock purchase agreement (the “2020 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2020 Aspire Purchase Agreement. The 2020 Aspire Purchase Agreement, which we describe in more detail in Note 14, terminated and replaced the common stock purchase agreement we had entered into with Aspire Capital on March 29, 2019 (the “2019 Aspire Purchase Agreement”).

Concurrently with entering into the 2020 Aspire Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file with the Securities and Exchange Commission (the “SEC”) one or more

Table of Contents	5	Financial Statement Index

registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, the sale of the shares of our common stock that may be issued to Aspire Capital under the 2020 Aspire Purchase Agreement. We have filed with the SEC a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-225448) registering all of the shares of common stock that may be offered to Aspire Capital from time to time under the 2020 Aspire Purchase Agreement.

As of March 31, 2020, we have issued to Aspire Capital a total of 11,007,726 shares of our common stock under the 2020 Aspire Purchase Agreement. During the three months ended March 31, 2020, we issued a total of 15,018,729 shares of our common stock to Aspire Capital under the 2019 Aspire Purchase Agreement and the 2020 Aspire Purchase Agreement in exchange for approximately $4.6 million plus Aspire Capital’s commitment to participate in the 2020 Aspire Purchase Agreement.

We are a party to a financing agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP (“MGG”), in its capacity as collateral agent and administrative agent for the Lenders, pursuant to which the Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $35.5 million (the “Loan”). The terms of the Financing Agreement, the amendments thereto, and related documents effective as of March 31, 2020 are described in Note 12, which also describes our ongoing events of default relating to our failure to make certain required payments under the Financing Agreement as well as certain other ongoing events of default.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities, in conjunction with the ongoing events of default under the Financing Agreement, give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth in our Technology and Data Intelligence segment, as well as through sales of our thermal-imaging products. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q. As a result, we are actively evaluating strategic alternatives including equity financings and potential sales of investment assets or operating businesses.

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions (in particular, in response to the COVID-19 pandemic), will play primary roles in determining whether we can successfully obtain additional capital. We cannot be certain that we will be successful at raising additional capital.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include the effects of the COVID-19 pandemic, regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•	develop and grow new product line(s)

•	monetize existing assets

•
obtain additional capital through equity issuances, including but not limited to equity issuances to Aspire Capital under its existing purchase commitment (which equity issuances may significantly dilute existing stockholders).

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to July 6, 2021.

Table of Contents	6	Financial Statement Index

Comparability

For the quarter ended March 31, 2019, we have adjusted the presentation of the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as well as for the Unaudited Condensed Consolidated Statement of Cash Flows to reflect the operations of our former Travel and Entertainment segment as discontinued, so that such presentation is consistent with the 2020 presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2020, with the audited Consolidated Balance Sheet amounts as of December 31, 2019 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of March 31, 2020, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K (the “2019 Form 10-K”).

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

Table of Contents	7	Financial Statement Index

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

As of March 31, 2020, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements. The pronouncements that we have already adopted, did not have a material effect on our financial condition, results of operations, cash flows or reporting thereof, we do not believe that any of the pronouncements that we have not yet adopted will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

NOTE 3. REVENUE

We are not required to include disclosures related to remaining performance obligations because substantially all of our contracts with customers have an original expected duration of one year or less.

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category (in thousands):

	Three Months Ended March 31,
	2020	2019
AI-based products and services	$324	$425
Advertising and other	107	784
Revenue	$431	$1,209

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the three months ended March 31, 2020, our contract liability changed only as a result of routine business activity.

Table of Contents	8	Financial Statement Index

During the three months ended March 31, 2020, we did not recognize material amounts of revenue which were included in the beginning balance of Contract liability at January 1, 2020, while we recognized $0.1 million of revenue during the three months ended March 31, 2019 which was included in the beginning balance of Contract liability at January 1, 2019.

During the three months ended March 31, 2020 and 2019, we did not recognize revenue from performance obligations within the scope of ASC 606 that were satisfied in previous periods.

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase common stock. As of March 31, 2020, our outstanding liability-classified warrants include the warrants we issued or that we are obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016 (the “CBG Acquisition Warrants”) and warrants we issued as a result of an amendment to the Financing Agreement related to the acquisition (the “CBG Financing Warrants”).

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	March 31,	December 31,
	2020	2019
CBG Financing Warrants
Expected volatility	85.00%	85.00%
Risk-free interest rate	0.33%	1.60%
Expected remaining term (years)	0.48	0.73
CBG Acquisition Warrants
Expected volatility	75.00%	75.00%
Risk-free interest rate	0.52%	1.65%
Expected remaining term (years)	3.48	3.72

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At March 31, 2020, we estimated that one future equity financing event would potentially occur within the subsequent twelve months.

Our estimate of expected volatility and our stock price tend to have the most significant impact on the estimated fair value of the CBG Financing Warrants and the CBG Acquisition Warrants. We determined that, for the three months ended March 31, 2020, adding or subtracting five percentage points with regard to our estimate of expected volatility, or increases or decreases in our stock price of five percent, would not have resulted in changes to our estimates of fair value, except as follows:

	Increase	Decrease
Change in volatility
CBG Acquisition Warrants	—	58

Table of Contents	9	Financial Statement Index

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2020	2019
Balance at beginning of period	$115	$1,383
Decrease in fair value	(57)	(1,268)
Balance at end of period	$58	$115

Contingent Consideration Issued in Business Acquisition

We used the discounted cash flow valuation technique to estimate the fair value of the liability related to certain cash payments stipulated in our acquisition of Vegas.com, LLC (“Vegas.com”) in September 2015 that were contingent upon the performance of Vegas.com in the years ended December 31, 2016, 2017, and 2018 (the “Earnout Payments”). The significant unobservable inputs that we used, which we classify in Level 3 of the fair value hierarchy, were projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), the probability of achieving certain amounts of EBITDA, and the rate used to discount the liability.

The following table presents the change during the three months ended March 31, 2020 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$1,086
Interest accrued on unpaid balance	17
Balance at end of period	$1,103

On the Condensed Consolidated Balance Sheets, we included the liability for contingent consideration as a component of Accrued expense and other current liabilities.

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	March 31, 2020	December 31, 2019
Gross accounts receivable balance	$3,762	$4,171
Allowance for bad debt	(2,222)	(2,207)
Accounts receivable, net	$1,540	$1,964

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our AI projects (exclusive of certain financial technology (“FinTech”) services we provided) represent 63% of our gross trade receivables. Substantially all of our remaining gross trade receivables balance resulted from the FinTech service, which we have discontinued.

Table of Contents	10	Financial Statement Index

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of March 31, 2020, we owned approximately 4.6% of Sharecare’s issued stock and maintained representation on its Board of Directors.

During June 2018, one of our consolidated VIEs acquired a 20% interest in AIO, a Chinese technology company which provides consulting and data services to the Chinese film industry, in exchange for $1.0 million, a portion of which was paid as of March 31, 2020, and a license to use our proprietary KanKan data intelligence platform in China. Based on our evaluation of the facts and circumstances related to the transaction, we determined that we will account for such transaction using the equity method of accounting. We recognize our equity in the net earnings or losses relating to AIO on a one-quarter reporting lag in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2020, the amount of our equity in AIO’s net earnings for their quarter ended December 31, 2019 was not material.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	March 31, 2020	December 31, 2019
Other receivables	$3,679	$3,712
Prepaid expense	649	633
Deposits	12	7
Other current assets	277	271
Total	$4,617	$4,623

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	March 31, 2020	December 31, 2019
Computers and equipment	3	987	989
Furniture and fixtures	3	23	23
Software	3	4,867	4,896
Leasehold improvements	10	11	114
Total property, equipment and software		$5,888	$6,022
Less accumulated depreciation		(5,708)	(5,681)
Total property, equipment and software, net		$180	$341

For the three months ended March 31, 2020 and 2019, depreciation (and amortization of software) expense was $0.1 million and $0.2 million, respectively.

Table of Contents	11	Financial Statement Index

NOTE 9. LEASES

We lease office space and equipment under contracts we classify as operating leases. None of our leases are financing leases. As of March 31, 2020, the current portion of our operating lease liability was $0.3 million and was reported in Accrued expense and other current liabilities on our unaudited Condensed Consolidated Balance Sheet.

The following table presents the detail of our lease expense, net of sublease income, which is reported in General and administrative expense (in thousands):

	Three Months Ended
	2020	2019
Operating lease expense	$394	$318
Short-term lease expense	75	66
Lease expense	$469	$384

We reported within continuing operating cash flows for the three months ended March 31, 2020 and 2019, de minimis amounts and $0.1 million, respectively, of cash paid for amounts included in the measurement of operating lease liabilities.

As of March 31, 2020, our operating leases had a weighted-average remaining lease term of approximately 16 months, and we used a weighted-average discount rate of 12% to measure our operating lease liabilities.

Maturity of Lease Liabilities

The following table presents information regarding the maturities of our undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our March 31, 2020 unaudited Condensed Consolidated Balance Sheet (in thousands):

Operating lease liabilities maturing during the next:
One year	$337
Two years	84
Total undiscounted cash flows	$421
Present value of cash flows	$395

Lease liabilities on balance sheet:
Short-term	$316
Long-term	79
Total lease liabilities	$395

The current portion of our operating lease liability, which we report in Accrued expense and other current liabilities on our unaudited Condensed Consolidated Balance Sheet, also includes approximately $1.5 million of estimated damages from the early termination of our former office located at 3960 Howard Hughes Parkway in Las Vegas.

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

NOTE 10. INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	March 31, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$1,256	$(893)	$363	$1,256	$(874)	$382
Other intangible assets	68	(68)	—	68	(68)	—
	$1,324	$(961)	$363	$1,324	$(942)	$382
Indefinite-lived intangible assets
License to operate in China	127		127	127		127
Total intangible assets	$1,451		$490	$1,451		$509

Total amortization expense was de minimis and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 11. INCOME TAX

Our effective tax rate (“ETR”) from continuing operations was 0.0% for the three months ended March 31, 2020. The quarterly ETR has not significantly differed from our historical annual ETR because we continue to maintain a full valuation allowance against our existing deferred tax assets.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary change to income and non-income-based tax laws. As of March 31, 2020, we do not currently expect the provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets. We will monitor additional guidance and impact that the CARES Act and other potential legislation may have on our income taxes

NOTE 12. DEBT

Short-Term Debt

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of March 31, 2020, we owe $3.3 million in principal and accrued interest.

Table of Contents	13	Financial Statement Index

Other Debt

The following table presents debt (in thousands) as of:

	March 31, 2020	December 31, 2019
Loan due May 2020	$11,931	$12,025

On September 24, 2015, we entered into the Financing Agreement, pursuant to which the Lenders provided us with the $27.5 million Loan. We entered into Amendment No. 1 to Financing Agreement on September 20, 2016 which, among other changes, increased the Loan by $8.0 million to a total aggregate principal amount of $35.5 million. As of March 31, 2020, after amendments and other events described below, the Loan bore interest at three-month LIBOR (with a floor of 2%) plus 11% per annum, payable monthly, and had a maturity date of May 15, 2020. As of March 31, 2020, the applicable interest rate on the Loan was approximately 13% per annum.

In connection with the Financing Agreement, we also entered into a security agreement dated as of September 24, 2015 (the “Security Agreement”) with the other Borrowers and the Guarantors for the benefit of MGG, as collateral agent for the Secured Parties referred to therein, to secure the obligations of the Borrowers and the Guarantors under the Financing Agreement. The Security Agreement provided for a first-priority lien on, and security interest in, all assets of Remark and our subsidiaries, subject to certain exceptions.

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

On May 15, 2019, we completed the sale of all of the issued and outstanding membership interests of Vegas.com, LLC (the “VDC Transaction”) and used the cash proceeds of $30 million to pay amounts due under the Financing Agreement, of which approximately $10 million remained outstanding after giving effect to the application of such cash proceeds. On the same date, in connection with the closing of the VDC Transaction, we entered into Amendment No. 6 and Waiver to Financing Agreement (the “Sixth Financing Amendment”), pursuant to which, among other things, (i) the Lenders waived all events of default under the Financing Agreement existing as of the date of the Sixth Financing Amendment, (ii) MGG released any and all liens in the equity interests of Vegas.com and its subsidiaries and their assets and properties, (iii) the Borrowers could add the amount of any accrued and unpaid interest to the outstanding principal amount of the Loan, (iv) the remaining principal amount outstanding under the Financing Agreement accrued interest at a rate equal to the three-month LIBOR (with a floor of 2%) plus 8.5% per annum, (v) the continuing Loan had a maturity date of May 15, 2020, (vi) covenants with respect to capital

Table of Contents	14	Financial Statement Index

expenditures and revenue generated by our KanKan business were eliminated and covenants regarding the minimum value of certain of our assets, our minimum liquidity and the amount we were permitted to invest in our non-U.S. subsidiaries were modified, and (vii) we were required to commence a sale process with respect to our equity in Sharecare within five business days of the effective date of the Sixth Financing Amendment, and to use the net cash proceeds of such sale to pay in full our outstanding obligations under the Financing Agreement the (“Sharecare Covenant”).

The Financing Agreement contained certain affirmative and negative covenants. As of March 31, 2020, we were not in compliance with certain of such covenants under the Financing Agreement, including a covenant requiring us to obtain and pay for a tail directors’ and officers’ liability insurance policy (the “Tail Policy”) by June 4, 2019 in connection with the VDC Transaction, and a covenant requiring us to make the final Earnout Payment by June 14, 2019. Additionally, although we have actively taken steps to monetize our ownership interest in Sharecare, we did not comply with certain procedural requirements stipulated by the Sharecare Covenant. Our non-compliance with such covenants constituted events of default under the Financing Agreement. In addition, in June 2019, the Lenders paid the $1.1 million of premium under the Tail Policy on our behalf and such amount was added to the amount of principal due under the Financing Agreement. See Note 13 for further discussion of Lendor actions.

NOTE 13. COMMITMENTS AND CONTINGENCIES

At March 31, 2020, we had no material commitments outside the normal course of business.

Contingencies

As of March 31, 2020, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities, except as described below.

Earnout Payment

As of March 31, 2020 and December 31, 2019, we have accrued approximately $1.1 million related to the Earnout Payment related to our acquisition of Vegas.com. See Note 4 for more information regarding the Earnout Payment.

Termination of Lease and Related Landlord Actions

Since approximately July 2019, we have not been able to pay our obligations under the office lease for our former office located at 3960 Howard Hughes Parkway. On March 5, 2020, the landlord exercised its right to terminate the lease as of such date as a result of the ongoing payment default.

On April 9, 2020, the landlord filed suit against us in Nevada to recover the approximately $1.1 million of rent owed through March 5, 2020, plus damages resulting from the early termination of the lease. Based on calculations stipulated by the lease, we estimated the increase to rent expense and to the current portion of our operating lease liability, net of security deposit of $0.3 million, was approximately $1.5 million as of March 31, 2020; this amount is subject to change based upon future events.

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

Table of Contents	15	Financial Statement Index

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

On June 23, 2020, MGG voluntarily discontinued the legal action against us in the Supreme Court of the State of New York, County of New York.

NOTE 14. STOCKHOLDERS' EQUITY, STOCK-BASED COMPENSATION AND NET LOSS PER SHARE

Equity Issuances

On March 3, 2020, we entered into the 2020 Aspire Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2020 Aspire Purchase Agreement. The 2020 Aspire Purchase Agreement replaced the 2019 Aspire Purchase Agreement, which terminated under the terms of the 2020 Aspire Purchase Agreement. In consideration for entering into the 2020 Aspire Purchase Agreement, we have issued to Aspire Capital 2,374,545 shares of our common stock.

Under the 2020 Aspire Purchase Agreement, on any trading day selected by us over the 30-month term of the 2020 Aspire Purchase Agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 250,000 shares of our common stock per trading day, up to an aggregate of $30.0 million of our common stock, at a per share price equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the 10 consecutive trading days ending on the trading day immediately preceding the purchase date.

The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $500,000, unless otherwise mutually agreed. The parties may mutually agree to increase the number of shares of our common stock that may be purchased per trading day pursuant to the terms of the 2020 Aspire Purchase Agreement to an additional 2,000,000 shares.

In addition, on any trading day on which we submit a Purchase Notice to Aspire Capital to purchase at least 250,000 shares, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares we may determine, and a minimum purchase price threshold equal to the greater of (i) 80% of the closing price of our common stock on the trading day immediately preceding the VWAP Purchase Date or (ii) a higher price that may be determined by us. The purchase price per share pursuant to such VWAP Purchase Notice will be equal to the lesser of (i) the closing sale price of our common stock on the VWAP Purchase Date, or (ii) 97% of the volume-weighted average price for our common stock traded on its principal market on the VWAP Purchase Date.

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

Table of Contents	16	Financial Statement Index

affiliates will engage in any direct or indirect short-selling or hedging our common stock during any time prior to the termination of the 2020 Aspire Purchase Agreement.

The 2020 Aspire Purchase Agreement provides that the total number of shares that may be issued pursuant to such agreement is limited to 11,007,726 shares (the “Exchange Cap”), or 19.99% of our shares of common stock outstanding as of the date of the 2020 Aspire Purchase Agreement, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market. If stockholder approval is not obtained, such limitation will not apply after the Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2020 Aspire Purchase Agreement is equal to or greater than $0.4879 per share. The 2020 Aspire Purchase Agreement also provides that at no time will Aspire Capital (together with its affiliates) beneficially own more than 19.99% of our outstanding shares of common stock. See Note 18 for details regarding and amendment of the 2020 Aspire Purchase Agreement.

As of March 31, 2020, we have issued to Aspire Capital a total of 11,007,726 shares of our common stock under the 2020 Aspire Purchase Agreement. During the three months ended March 31, 2020, we issued a total of 15,018,729 shares of our common stock to Aspire Capital under the 2019 Aspire Purchase Agreement and the 2020 Aspire Purchase Agreement in exchange for $4.6 million plus Aspire Capital’s commitment to participate in the 2020 Aspire Purchase Agreement.

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of March 31, 2020, and changes during the three months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	10,359,079	$4.20
Forfeited, cancelled or expired	(68,250)	3.07
Outstanding at March 31, 2020	10,290,829	$4.21	6.5	$—
Options exercisable at March 31, 2020	9,900,705	$4.35	6.4	$—

Table of Contents	17	Financial Statement Index

The following table summarizes activity under our equity incentive plans related to the China Cash Bonuses as of March 31, 2020, and changes during the three months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	1,087,500	$5.20
Forfeited, cancelled or expired	(114,500)	5.40
Outstanding at March 31, 2020	973,000	$5.18	5.3	$—
Options exercisable at March 31, 2020	817,000	$5.20	4.8	$—

During the three months ended March 31, 2020, we did not award restricted stock under our equity incentive plans.

During the three months ended March 31, 2020 and 2019, we incurred a de minimis amount of share-based compensation expense.

Net Loss per Share

For the three months ended March 31, 2020 and 2019, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share for the three months ended March 31, 2020 and 2019 include the outstanding stock options described above; the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued); and the outstanding CBG Financing Warrants, which may be exercised to purchase 4,896,313 shares of our common stock at an exercise price of $3.00 per share.

NOTE 15. RELATED PARTY TRANSACTIONS

As of March 31, 2020, we had outstanding approximately $0.5 million of receivables from related parties. The receivables represent cash advances in excess of expense reimbursements to senior management. The cash to be received from these receivables will be injected as additional capital into our VIEs in China. As of July 6, 2020, the funds had not yet been deposited into the VIEs.

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

Table of Contents	18	Financial Statement Index

The following table presents certain financial information regarding our reportable segment and other entities for the three months ended March 31, 2020 and 2019 (in thousands):

	Technology & Data Intelligence	Corporate Entity and Other	Consolidated
Three Months Ended March 31, 2020
Revenue	$324	$107	$431
Adjusted EBITDA	$(690)	$(1,205)	$(1,895)
Three Months Ended March 31, 2019
Revenue	$425	$784	$1,209
Adjusted EBITDA	$(2,659)	$(2,617)	$(5,276)

The following table reconciles Adjusted EBITDA to Loss before income taxes (in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA	$(1,895)	$(5,276)
Depreciation and amortization	(90)	(325)
Share-based compensation expense	(35)	(325)
Other expense (income), net	1	45
Other loss (gain)	(1,465)	26
Operating loss	$(3,484)	$(5,855)
Other income (expense)
Interest expense	(461)	(387)
Other income (expense), net	—	(45)
Gain on lease termination	1,538	—
Change in fair value of warrant liability	57	(1,416)
Other gain (loss), net	(73)	(26)
Total other income (expense), net	$1,061	$(1,874)
Income (Loss) from continuing operations before income taxes	$(2,423)	$(7,729)

The following table presents total assets for our reportable segment and the corporate and other entities (in thousands):

	March 31, 2020	December 31, 2019
Technology & Data Intelligence segment	$7,040	$7,450
Corporate entity and other business units	4,956	7,377
Consolidated	$11,996	$14,827

Capital expenditures for our Technology & Data Intelligence segment were de minimis during the three months ended March 31, 2020 and totaled $0.1 million during the three months ended March 31, 2019.

Table of Contents	19	Financial Statement Index

NOTE 17. DISCONTINUED OPERATIONS

On May 15, 2019, we completed the VDC Transaction for an aggregate purchase price of $30.0 million. The business we sold in the VDC Transaction formerly comprised our Travel and Entertainment segment.

The following table presents the major classes of line items constituting the pretax profit or loss of the disposed Travel and Entertainment segment (in thousands):

Three Months Ended
March 31, 2019
Revenue	$18,254

Cost of revenue (excluding depreciation and amortization)	2,776
Selling, general and administrative	10,877
Technology and development	2,198
Depreciation, amortization and impairments	2,147
Other operating expense	245
Other expense (income) and loss (gain), net	1,134
Loss from discontinued operations before income taxes	(1,123)
Benefit from income taxes	—
Loss from discontinued operations	$(1,123)

NOTE 18. SUBSEQUENT EVENTS

Sales of Common Stock to Aspire Capital

In a series of transactions between March 25, 2020 and May 12, 2020, we sold 41,853,345 shares of our common stock to Aspire Capital under the 2020 Aspire Purchase Agreement in exchange for $30.0 million.

Our Amended and Restated Certificate of Incorporation authorizes us to issue up to 100,000,000 shares of our common stock, of which 99,408,916 shares were outstanding as of July 3, 2020. In addition, as of July 3, 2020, we had outstanding stock options allowing for the purchase of as many as approximately 10.3 million shares of common stock and we had outstanding warrants to purchase 6,641,558 shares of common stock. If all of our outstanding stock options and warrants were exercised, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

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

Amendment to Common Stock Purchase Agreement

On April 9, 2020, we entered into a First Amendment to the 2020 Aspire Purchase Agreement (the “Aspire Amendment”), which amends the 2020 Aspire Purchase Agreement to provide that (i) we may issue up to an additional 13,220,164 shares (the

Table of Contents	20	Financial Statement Index

“New Exchange Cap”), or 19.99% of our shares of common stock outstanding as of the date of the Aspire Amendment, pursuant to the 2020 Aspire Purchase Agreement following the effective date of the Aspire Amendment, unless stockholder approval is obtained in accordance with the rules of the Nasdaq Stock Market, (ii) if stockholder approval is not obtained, such limitation will not apply after the New Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the 2020 Aspire Purchase Agreement following the effective date of the Aspire Amendment is equal to or greater than $0.3950 per share, (iii) we have the right, in our sole discretion, to present Aspire Capital with a Purchase Notice directing Aspire Capital to purchase up to 500,000 shares of our common stock per trading day, (iv) the aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $1,000,000, unless otherwise mutually agreed, (v) on any trading day on which we submit a purchase notice to Aspire Capital to purchase at least 500,000 shares of common stock, we also have the right, in our sole discretion, to present Aspire Capital with a VWAP Purchase Notice directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on the next trading day, (vi) the purchase price per share pursuant to such VWAP Purchase Notice will be equal to the lesser of (A) the closing sale price of our common stock on the VWAP Purchase Date, or (B) 95% of the volume-weighted average price for our common stock traded on its principal market on the VWAP Purchase Date, and (vii) Aspire Capital will not be required to buy any shares of our common stock pursuant to a Purchase Notice on any trading day on which the closing trade price of our common stock is below $0.15.

Landlord Actions

On April 9, 2020, the landlord under the office lease for our former office located at 3960 Howard Hughes Parkway filed suit against us in Nevada to recover the approximately $1.1 million of rent owed plus damages resulting from the early termination of the lease. Based on calculations stipulated by the lease, we estimated the increase to rent expense and to the current portion of our operating lease liability, net of security deposit of $0.3 million, was approximately $1.5 million; this amount is subject to change based upon future events. We recorded such amount during 2019, and we report it as part of the current portion of our operating lease liability within Accrued expense and other current liabilities as of March 31, 2020.

Lender Actions and Repayment of Debt

On May 28, 2020, we repaid in full all outstanding obligations under, and terminated, the Financing Agreement. On the same date, and concurrently with repaying all outstanding obligations under the Financing Agreement, we agreed to reduce by $0.30 per share the exercise price of the CBG Financing Warrants to purchase 6,601,558 shares of our common stock.

On June 23, 2020, MGG voluntarily discontinued the legal action against us in the Supreme Court of the State of New York, County of New York.

Table of Contents	21	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

OVERVIEW

We are a diversified global technology company with leading artificial intelligence (“AI”) and data-analytics solutions, as well as a portfolio of digital media properties.

Our AI Business

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

We continue to market Remark AI’s innovative AI-based solutions to customers in the retail, urban life cycle and workplace and food safety markets.

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

Table of Contents	22	Financial Statement Index

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

Overall Business Outlook

Our innovative AI and data analytics solutions continue to gain worldwide awareness and recognition through media exposure, comparative testing, product demonstrations and word of mouth resulting from positive responses and increased acceptance. We intend to expand our business not only in the Asia-Pacific region, where we believe there still are fast-growth AI market opportunities for our solutions, but also in the United States and other countries where we see a tremendous number of requests for AI products and solutions in the workplace and public safety markets, especially in response to the COVID-19 pandemic. However, the COVID-19 pandemic may also continue to present challenges to our business, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. We continue to pursue large business opportunities, but anticipating when, or if, we can close these opportunities is difficult. Quickly deploying our software solutions in the market segments we have identified, in which we may face a number of large, well-known competitors, is also difficult.

Business Developments During 2020

The first quarter of 2020 was one of renewed focus for us as we repurposed and improved our existing urban life cycle solution that we were selling to make schools in China “smart” schools to build a new product line of high-quality, highly-effective thermal imaging solutions that leverage our innovative software to provide customers with the ability to scan crowds and areas of high foot traffic for indications that certain persons may require secondary screening. We spent most of the quarter on product development and relationship building, with no revenue recognized from sales of the new products. Our expectation is that the U.S. will be the primary market for this new product line, though we will continue to work to develop other markets as well.

Though Chinese New Year celebrations, working capital constraints and the U.S.-China trade war had some adverse impact, our business has also been significantly impacted by the COVID-19 pandemic, which has resulted in national and local governmental authorities across the world implementing numerous preventative measures in an effort to control the spread of the virus, including travel restrictions, shelter-in-place orders, school closings, closure of non-essential businesses and other quarantine measures. The pandemic and the related preventative measures have limited our operational capabilities by preventing our employees from working for long periods of time and causing many of our customers to delay implementation of contracts we already signed with them, all of which has adversely impacted our business and results of operations. Our business and financial results may be materially and adversely impacted by the COVID-19 pandemic for the duration of 2020 or longer, and we are unable to predict the duration or degree of such impact with any certainty.

The following table presents our revenue categories as a percentage of total consolidated revenue during the three months ended March 31, 2020.

	Three Months Ended March 31,
	2020	2019
AI-based products and services	75%	35%
Advertising and other	25%	65%

Table of Contents	23	Financial Statement Index

Matters Affecting Comparability of Results

During the second quarter of 2019, we disposed of the subsidiaries comprising our former Travel and Entertainment segment and we have reported such former segment as a discontinued operation in the three months ended March 31, 2019 in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Unless otherwise noted therein, the Results of Operations section below only discusses our continuing operations.

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2020, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2019 Form 10-K.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Reportable Segment Results

Technology & Data Intelligence

(dollars in thousands)	Three Months Ended March 31,		Change
	2020	2019	Dollars	Percentage
Revenue	$324	$425	$(101)	(24)%

Cost of revenue	15	1,293	(1,278)	(99)%
Sales and marketing	95	326	(231)	(71)%
Technology and development	579	1,226	(647)	(53)%
General and administrative	276	452	(176)	(39)%
Depreciation and amortization	53	170	(117)	(69)%
Other operating expense	—	6	(6)	(100)%

Revenue and Cost of Revenue. During the three months ended March 31, 2020, we did not complete many projects, as the combined effects of the COVID-19 pandemic, the ongoing U.S.-China trade war, working capital constraints and Chinese New Year celebrations conspired to weigh on our business. The comparable period of the prior year included several project completions, including a larger project for which we recognized approximately $0.9 million in cost of revenue despite not being able to recognize the associated revenue due to uncertainty of collection of contract amounts due us.

Sales and marketing. Our sales and marketing expense decreased almost entirely as a result of a reduction in headcount that resulted in decreased payroll-related expense as well as stock-based compensation expense.

Technology and development. Our technology and development expense also decreased primarily as a result of headcount reduction.

General and administrative. As part of our continued effort to reduce costs, we moved to a new office space in Chengdu, China under a lease that resulted in approximately $0.1 million less rent expense during the three months ended March 31, 2020. Another $0.1 million decrease resulted from less use of professional services.

Table of Contents	24	Financial Statement Index

Consolidated Results

(dollars in thousands)	Three Months Ended March 31,		Change
	2020	2019	Dollars	Percentage
Revenue	$431	$1,209	$(778)	(64)%

Cost of revenue	21	1,593	(1,572)	(99)%
Sales and marketing	416	859	(443)	(52)%
Technology and development	648	1,304	(656)	(50)%
General and administrative	2,740	2,977	(237)	(8)%
Depreciation and amortization	90	325	(235)	(72)%
Other operating expense	—	6	(6)	(100)%

Interest expense	(461)	(387)	(74)	19%
Other income	—	(45)	45	(100)%
Gain on lease termination	1,538	—	1,538
Change in FV of warrant liability	57	(1,416)	1,473	(104)%
Other gain (loss)	(73)	(26)	(47)	181%

In addition to the results of operations of our reportable segment that we described above, the following items impacted our consolidated results of operations:

Revenue and Cost of Revenue. During the three months ended March 31, 2020, revenue from our Remark Entertainment business decreased $0.5 million due to contracts that ended in the prior year that we did not renew, while e-commerce revenue decreased about $0.2 million due to the combined effects of our decision to sell portions of our inventory at lower costs as well as reduced orders as the COVID-19 pandemic set in and changed consumer behavior.

Because we had recognized a full reserve against our inventory in the prior year, e-commerce cost of revenue decreased during the three months ended March 31, 2020.

Sales and marketing. The decrease in sales and marketing expense for the three months ended March 31, 2020 primarily resulted from a decrease in headcount.

General and administrative. The decrease in general and administrative expense incurred by our non-reportable-segment businesses in the first quarter of 2020 resulted because the comparable period of the prior year contained $0.4 million of legal and accounting costs related to the pending sale of our Vegas.com business.

Interest expense. Our prepayment of a large portion of our debt when we completed the sale of Vegas.com resulted in the decrease in interest expense for the three months ended March 31, 2020.

Gain on lease termination. We recognized a gain when we terminated the lease for our former office space during the three months ended March 31, 2020, while the comparable period of the prior year reflected no comparable activity.

Change in fair value of warrant liability. The fair value of our warrant liability maintains a direct relationship with the price of our common stock, such that the decrease in our common stock price between December 31, 2019 and March 31, 2020 resulted in a corresponding decrease in the fair value of our warrant liability. The decrease in our common stock price was much smaller in scale than the increase in our common stock price between December 31, 2018 and March 31, 2019 and, as a result, we recognized only a small gain in the current period compared to the large loss we recognized during the same period of 2019.

Table of Contents	25

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the three months ended March 31, 2020, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $349.3 million as of March 31, 2020. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $2.8 million during the three months ended March 31, 2020. As of March 31, 2020, our cash and cash equivalents balance was $1.6 million, and we had a negative working capital balance of $28.8 million.

As of March 31, 2020, we were a party to the Financing Agreement, pursuant to which the Lenders extended credit to the Borrowers in the aggregate amount of $11.9 million of principal and accrued interest outstanding as of March 31, 2020 (the “Loan”). Additionally, as of March 31, 2020, the Loan bore interest at three-month LIBOR (with a floor of 2%) plus 11% per annum, payable monthly, and had a maturity date of May 15, 2020. The material terms of the Financing Agreement, the amendments thereto, and related documents effective as of March 31, 2020 are described in Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements.

The Financing Agreement contained certain affirmative and negative covenants. As of March 31, 2020, we were not in compliance with certain of such covenants under the Financing Agreement, including a covenant requiring us to obtain and pay for a tail directors’ and officers’ liability insurance policy (the “Tail Policy”) by June 4, 2019 in connection with the VDC Transaction, and a covenant requiring us to make the final Earnout Payment by June 14, 2019. Additionally, although we have actively taken steps to monetize our ownership interest in Sharecare, we did not comply with certain procedural requirements set forth in the Financing Agreement with respect to such sale process. Our non-compliance with such covenants constituted events of default under the Financing Agreement. In addition, in June 2019, the Lenders paid the $1.1 million of premium under the Tail Policy on our behalf and such amount was added to the amount of principal due under the Financing Agreement.

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

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of March 31, 2020, we owed $3.3 million in principal and accrued interest on such note.

Pursuant to the terms of the purchase agreement we entered into in connection with our acquisition of Vegas.com in 2015, we were obligated to make an Earnout Payment of $1.0 million based upon the performance of Vegas.com in the year ended December 31, 2018, but we have not yet made such payment.

On March 3, 2020, we entered into the 2020 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2020 Aspire Purchase Agreement. The 2020 Aspire Purchase Agreement replaced the 2019 Aspire Purchase Agreement, which terminated under the terms of the 2020 Aspire Purchase Agreement. We issued 2,374,545 shares of our common stock to Aspire Capital upon commencement of the 2020 Aspire Purchase Agreement. Purchases under the 2020 Aspire Purchase Agreement, which is described in more detail in Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements, are made at prices calculated in accordance with the terms of the 2020 Aspire Purchase Agreement at the time of our submission to Aspire Capital of a purchase notice specifying such number of shares to be purchased, subject to maximum dollar and share amounts for sales on any one date unless the parties mutually agree otherwise.

Table of Contents	26

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities, in conjunction with the ongoing events of default under the Financing Agreement, give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth in our Technology and Data Intelligence segment, as well as through sales of our thermal-imaging products. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q. As a result, we are actively evaluating strategic alternatives including equity financings and potential sales of investment assets or operating businesses.

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions (in particular, in response to the COVID-19 pandemic), will play primary roles in determining whether we can successfully obtain additional capital. We cannot be certain that we will be successful at raising additional capital.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include the effects of the COVID-19 pandemic, regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•	develop and grow new product line(s)

•	monetize existing assets

•
obtain additional capital through equity issuances, including but not limited to equity issuances to Aspire Capital under its existing purchase commitment (which equity issuances may significantly dilute existing stockholders).

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to July 6, 2021.

Cash Flows - Continuing Operating Activities

During the three months ended March 31, 2020, we used $3.2 million less cash in continuing operating activities than we did during the same period of the prior year. The decrease in cash used in continuing operating activities resulted from a reduction in our business operations as the COVID-19 pandemic took hold, and was also attributable to working capital restraints.

Cash Flows - Continuing Investing Activities

We did not engage in investing activities during the three months ended March 31, 2020, and the change in investing activities from the comparable period of the prior year was not material.

Cash Flows - Financing Activities

During the three months ended March 31, 2020, we received $4.6 million from sales of shares of our common stock reflecting more activity under our agreements with Aspire Capital, whereas the same period of 2019 included stock sale proceeds of only $2.5 million.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Table of Contents	27

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses in our internal control over financial reporting related to: (i) insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our Technology and Data Intelligence segment, (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our Technology and Data Intelligence segment including accounts payable, accrued liabilities, payroll and fixed assets, and (iv) failure to retain documentary evidence of all inventory purchases and the insufficient evaluation of the impact of discounted sales transactions on the valuation of our inventory, all of which we described in our 2019 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

In our 2019 Form 10-K, we disclosed that management had determined that material weaknesses in our internal control over financial reporting (described above) existed. As of the date of this report, we are implementing procedural changes that we believe will remediate the material weaknesses, but not all such changes are complete and those changes that have been implemented have not operated for a sufficient time to be evaluated for their effectiveness; therefore, there was no change in our internal control over financial reporting during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Contents	28

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

MGG Litigation

On March 16, 2020, MGG filed a Summons with Notice against us in the Supreme Court of the State of New York, County of New York, alleging a claim for breach of contract under the Financing Agreement. On June 23, 2020, MGG voluntarily discontinued the legal action against us.

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

Table of Contents	29

ITEM 1A.	RISK FACTORS

The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business and financial results.

The global outbreak of COVID-19 has impacted our business and could continue to have a significant impact on our business for the duration of 2020 or longer. The impact of the COVID-19 on our business and future financial results could include, but may not be limited to:

•	lack of revenue growth or decreases in revenue due to a lack of, or at least a decline in, customer demand and (or) deterioration in the credit quality of our customers;

•	a significant increase in our need for external financing to maintain operations as a result of decreased revenue;

•	significant decline in the debt and equity markets, thus impacting our ability to conduct financings on terms acceptable to us; and

•
the rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges. Preventative measures implemented by governmental authorities, such as travel restrictions, shelter-in-place orders and business closures, could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it is not clear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. In addition, the changed environment under which we are operating could have an impact on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner.

The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of the travel restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. The situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2020, we were not in compliance with a covenant requiring us to obtain and pay for the Tail Policy by June 4, 2019, and a covenant requiring us to make the final Earnout Payment by June 14, 2019. Additionally, although we have actively taken steps to monetize our ownership interest in Sharecare, we did not comply with certain procedural requirements stipulated by the Sharecare Covenant. These and other matters described herein constitute events of default under the Financing Agreement for which we have not received a waiver as of the date of this report. On May 28, 2020, we repaid in full all outstanding obligations under, and terminated, the Financing Agreement.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Table of Contents	30

ITEM 5.	OTHER INFORMATION

None

Table of Contents	31

ITEM 6.	EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
4.1	Registration Rights Agreement, dated as of March 3, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	03/04/2020	4.1
10.1	Common Stock Purchase Agreement, dated as of March 3, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	03/04/2020	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	32	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	July 6, 2020	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	33	Financial Statement Index