Form 10-Q
period 2020-06-30
REMARK HOLDINGS, INC.
filed 2020-08-14
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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

As of August 11, 2020, a total of 99,408,916 shares of our common stock were outstanding.

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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$10,233	$272
Trade accounts receivable, net	2,235	1,964
Receivable from related parties	531	—
Prepaid expense and other current assets	5,803	4,623
Total current assets	18,802	6,859
Property and equipment, net	156	341
Operating lease assets	470	4,359
Investment in unconsolidated affiliates	1,922	1,935
Intangibles, net	472	509
Other long-term assets	1,254	824
Total assets	$23,076	$14,827
Liabilities and Stockholders’ Deficit
Accounts payable	$7,709	$8,126
Accrued expense and other current liabilities	13,295	14,326
Contract liability	566	313
Note payable	2,000	3,000
Loans payable, current	—	12,025
Total current liabilities	23,570	37,790
Loans payable, long-term	425	—
Operating lease liabilities, long-term	202	4,650
Warrant liability	6,318	115
Total liabilities	30,515	42,555

Commitments and contingencies (Note 13)

Preferred stock,$0.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 99,408,916 and 51,055,159 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	99	51
Additional paid-in-capital	351,417	319,275
Accumulated other comprehensive income	111	(227)
Accumulated deficit	(359,066)	(346,827)
Total stockholders’ deficit	(7,439)	(27,728)
Total liabilities and stockholders’ deficit	$23,076	$14,827
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$2,299	$2,865	$2,730	$4,074
Cost and expense
Cost of revenue (excluding depreciation and amortization)	1,210	1,541	1,231	3,134
Sales and marketing	486	687	902	1,546
Technology and development	1,477	854	2,125	2,158
General and administrative	1,898	2,454	4,638	5,431
Depreciation and amortization	66	260	156	585
Other operating expense	—	—	—	6
Total cost and expense	5,137	5,796	9,052	12,860
Operating loss	(2,838)	(2,931)	(6,322)	(8,786)
Other income (expense)
Interest expense	(775)	(553)	(1,236)	(940)
Other income, net	57	92	57	47
Change in fair value of warrant liability	(6,260)	2,078	(6,203)	662
Gain on lease termination	—	—	1,538	—
Other loss, net	—	27	(73)	1
Total other income (expense), net	(6,978)	1,644	(5,917)	(230)
Loss from continuing operations before income taxes	(9,816)	(1,287)	(12,239)	(9,016)
Benefit from income taxes	—	—	—	—
Loss from continuing operations	(9,816)	(1,287)	(12,239)	(9,016)
Loss from discontinued operations, net of tax (Note 17)	—	(1,487)	—	(2,610)
Net loss	$(9,816)	$(2,774)	$(12,239)	$(11,626)
Other comprehensive income (loss)
Foreign currency translation adjustments	156	127	338	33
Comprehensive loss	$(9,660)	$(2,647)	$(11,901)	$(11,593)

Weighted-average shares outstanding, basic and diluted	89,264	43,335	71,527	39,994

Net loss per share, basic and diluted
Continuing operations	$(0.11)	$(0.03)	$(0.17)	$(0.23)
Discontinued operations	—	(0.03)	—	(0.07)
Consolidated	$(0.11)	$(0.06)	$(0.17)	$(0.30)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Three Months Ended June 30, 2020
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2020	66,133,888	$66	$323,958	$(45)	$(349,250)	(25,271)
Net loss	—	—	—	—	(9,816)	(9,816)
Share-based compensation	—	—	47	—	—	47
Common stock issued	33,220,164	33	27,345	—	—	27,378
Equity instrument exercises	54,864	—	67	—	—	67
Other	—	—	—	156	—	156
Balance at June 30, 2020	99,408,916	$99	$351,417	$111	$(359,066)	$(7,439)

	Three Months Ended June 30, 2019
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2019	40,722,229	$41	$310,618	$(62)	$(330,065)	$(19,468)
Net loss	—	—	—	—	(2,774)	(2,774)
Share-based compensation	—	—	216	—	—	216
Common stock issued	5,407,930	5	4,995	—	—	5,000
Other	—	—	—	127	—	127
Balance at June 30, 2019	46,130,159	$46	$315,829	$65	$(332,839)	$(16,899)

	Six Months Ended June 30, 2020
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2019	51,055,159	$51	$319,275	$(227)	$(346,827)	$(27,728)
Net loss	—	—	—	—	(12,239)	(12,239)
Share-based compensation	—	—	93	—	—	93
Common stock issued	48,298,893	48	31,982	—	—	32,030
Equity instrument exercises	54,864	—	67	—	—	67
Other	—	—	—	338	—	338
Balance at June 30, 2020	99,408,916	$99	$351,417	$111	$(359,066)	$(7,439)

	Six Months Ended June 30, 2019
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2018	39,053,312	$39	$308,018	$32	$(321,213)	$(13,124)
Net loss	—	—	—	—	(11,626)	(11,626)
Share-based compensation	—	—	314	—	—	314
Common stock issued	7,074,597	7	7,493	—	—	7,500
Equity instrument exercises	2,250	—	4	—	—	4
Other	—	—	—	33	—	33
Balance at June 30, 2019	46,130,159	$46	$315,829	$65	$(332,839)	$(16,899)

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Net cash used in continuing operating activities	$(9,247)	$(7,496)
Net cash provided in discontinued operating activities	—	(7,159)
Net cash used in operating activities	(9,247)	(14,655)
Cash flows from investing activities:
Proceeds from sale of business	—	30,000
Purchases of property, equipment and software	(9)	(2)
Payment of payroll costs capitalized to software in progress	—	(127)
Net cash provided by (used in) continuing investing activities	(9)	29,871
Net cash used in discontinued investing activities	—	(18,396)
Net cash used in investing activities	(9)	11,475
Cash flows from financing activities:
Proceeds from issuance of common stock, net	32,073	7,504
Proceeds from debt issuance	425	—
Payment of loan fees and debt issuance cost	—	(2,275)
Repayments of debt	(13,281)	(25,526)
Net cash provided by financing activities	19,217	(20,297)
Net change in cash, cash equivalents and restricted cash	9,961	(23,477)
Cash, cash equivalents and restricted cash:
Beginning of period, including cash in disposal group	272	25,548
End of period	$10,233	$2,071

Supplemental cash flow information:
Cash paid for interest	$833	$2,211

Supplemental schedule of non-cash investing and financing activities:
Capitalization of interest to debt principal	$256	$171
Increase in loan payable	$—	$1,103
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

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

We recognize revenue primarily from sales in the U.S. and China of AI-based products and services from our KanKan business.

COVID-19

Our unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2020 were impacted by the effects of the global outbreak of a novel strain of coronavirus, or COVID-19, as national and local governmental authorities in China and the U.S., where we operate, have placed significant restrictions on travel and other activities within their respective countries, leading to extended business closures. The restrictions and resulting business closures have limited our operational capabilities, which could have a material adverse impact on our business and which have created significant uncertainties, such as the potential adverse effect of the pandemic on the economy, our vendors, our employees and customers and customer sentiment in general.

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

To mitigate the potential material negative effects that COVID-19 may have on our business and to do our part to provide customers with the means to limit the spread of COVID-19, we have repurposed and improved our existing urban life cycle solution that we were selling to make schools in China “smart” schools to build a new product line of high-quality, highly-effective thermal imaging solutions that leverage our innovative software to provide customers with the ability to scan crowds and areas of high foot traffic for indications that certain persons may require secondary screening. We have begun sales efforts primarily in the U.S., as well as in other countries.

Going Concern

During the six months ended June 30, 2020, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $359.1 million as of June 30, 2020. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $9.2 million during the six months ended June 30, 2020. As of June 30, 2020, our cash and cash equivalents balance was $10.2 million, and we had a negative working capital balance of $4.8 million.

On March 3, 2020, we entered into a common stock purchase agreement, later amended on April 9, 2020 (as amended, the “2020 Aspire Purchase Agreement”), with Aspire Capital Fund, LLC (“Aspire Capital”) under which Aspire Capital purchased $30.0 million of shares of our common stock. The 2020 Aspire Purchase Agreement, which we describe in more detail in Note 14, terminated and replaced the common stock purchase agreement we had entered into with Aspire Capital on March 29, 2019 (the “2019 Aspire Purchase Agreement”).

Concurrently with entering into the 2020 Aspire Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file with the Securities and Exchange Commission (the “SEC”) one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the

Table of Contents	5	Financial Statement Index

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

As of June 30, 2020, we have issued to Aspire Capital a total of 44,227,890 shares of our common stock under the 2020 Aspire Purchase Agreement. During the six months ended June 30, 2020, we issued a total of 48,238,893 shares of our common stock to Aspire Capital under the 2019 Aspire Purchase Agreement and the 2020 Aspire Purchase Agreement in exchange for approximately $32.0 million plus Aspire Capital’s commitment to participate in the 2020 Aspire Purchase Agreement.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth in our Technology and Data Intelligence segment, as well as through sales of our thermal-imaging products. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q. As a result, we are actively evaluating strategic alternatives including debt and equity financings and potential sales of investment assets or operating businesses.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include the effects of the COVID-19 pandemic, regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•develop and grow new product line(s)

•monetize existing assets

•obtain additional capital through debt and/or equity issuances.

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to August 14, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2020, with the audited Consolidated Balance Sheet amounts as of December 31, 2019 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of June 30, 2020, as well as our unaudited Condensed Consolidated Statements of

Table of Contents	6	Financial Statement Index

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

Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP. While preparing our financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets, the useful lives of property and equipment, share-based compensation, the fair value of the warrant liability, income taxes, inventory reserve and purchase price allocation, among other items.

As of June 30, 2020, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

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

NOTE 3. REVENUE

During the three months ended June 30, 2020, we began selling our thermal imaging products, primarily in the U.S., under our bio-safety business.

Table of Contents	7	Financial Statement Index

We sell our Remark AI Thermal Kits to customers needing the ability to scan crowds and areas of high foot traffic for indications that certain persons with elevated temperatures may require secondary screening. Though the kits are semi-customizable, they generally consist primarily of a thermal imaging camera, a calibrating device, a computer to monitor the video feed, supporting equipment and our AI software. Once set up and calibrated, the kits scan a large number of people each minute, providing both thermally enhanced and standard video feeds that allow our customers to evaluate high volumes of people at large gatherings.

Our Remark AI rPad thermal imaging devices, usually mounted on a wall or a single-post stand, are designed for customers needing the ability to scan individuals on a one-by-one basis in situations where rapid, high-volume scanning is not necessary, such as at a customer’s office entrances where employees can be scanned as they enter for indications of an elevated temperature that may require secondary screening. In addition to thermal scanning, we can customize our AI software embedded in the rPad to perform additional safety and security functions including identifying persons for authorized entry.

We have also developed the Remark AI Thermal Helmet which can, for example, be worn by security personnel at large gatherings allowing for a mobile thermal scanning ability.

In addition to our kits, pads and helmets, we sell extended warranties and also maintenance and support plans. Under our warranties and our maintenance and support plans, we stand-ready over the period specified in the contract to repair the hardware sold to the customer or provide support for or upgrade the software as new versions are released.

For our kits, pads and helmets, we recognize the associated revenue at the point in time that the customer takes control of the product, while we recognize revenue related to our warranties and our maintenance and support plans over the period of time we have agreed to stand ready to perform the obligations related to such warranties or plans.

We do not include disclosures related to remaining performance obligations because substantially all our contracts with customers have an original expected duration of one year or less or, with regard to our stand-ready obligations, the amounts involved are not material.

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
AI-based products and services	$2,053	$2,466	$2,377	$2,890
Advertising and other	246	399	353	1,184
Revenue	$2,299	$2,865	$2,730	$4,074

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

Table of Contents	8	Financial Statement Index

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the six months ended June 30, 2020, our contract liability changed only as a result of routine business activity.

During the six months ended June 30, 2020 and 2019, we did not recognize material amounts of revenue which were included in the beginning balance of Contract liability at January 1, 2020 and 2019, respectively.

During the six months ended June 30, 2020 and 2019, we did not recognize revenue from performance obligations within the scope of ASC 606 that were satisfied in previous periods.

NOTE 4. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, we use the Monte Carlo Simulation model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase common stock. As of June 30, 2020, our outstanding liability-classified warrants include the warrants we issued or that we are obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016 (the “CBG Acquisition Warrants”) and warrants we issued as a result of an amendment to the Financing Agreement (as defined in Note 12) related to the acquisition (the “CBG Financing Warrants”).

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	June 30,	December 31,
	2020	2019
CBG Financing Warrants
Expected volatility	85.00%	85.00%
Risk-free interest rate	0.18%	1.60%
Expected remaining term (years)	0.23	0.73
CBG Acquisition Warrants
Expected volatility	75.00%	75.00%
Risk-free interest rate	0.23%	1.65%
Expected remaining term (years)	3.23	3.72

In addition to the quantitative assumptions above, we also consider whether we would issue additional equity and, if so, the price per share of such equity. At June 30, 2020, we estimated that no equity financing events would potentially occur within the subsequent twelve months.

Table of Contents	9	Financial Statement Index

Our estimate of expected volatility and our stock price tend to have the most significant impact on the estimated fair value of the CBG Financing Warrants and the CBG Acquisition Warrants. We determined that, for the three months ended June 30, 2020, adding or subtracting five percentage points with regard to our estimate of expected volatility, or increases or decreases in our stock price of five percent, would not have resulted in changes to our estimates of fair value, except as follows:

	Increase	Decrease
Change in volatility
CBG Financing Warrants	$130	$130
CBG Acquisition Warrants	460	405

Change in stock price
CBG Financing Warrants	$660	$595
CBG Acquisition Warrants	290	230

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
Balance at beginning of period	$115	$1,383
Increase (decrease) in fair value	6,203	(1,268)
Balance at end of period	$6,318	$115

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

The following table presents the change during the six months ended June 30, 2020 in the balance of the liability associated with the Earnout Payments (in thousands):

Balance at beginning of period	$1,086
Interest accrued on unpaid balance	34
Balance at end of period	$1,120

On the Condensed Consolidated Balance Sheets, we included the liability for contingent consideration as a component of Accrued expense and other current liabilities.

Table of Contents	10	Financial Statement Index

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	June 30, 2020	December 31, 2019
Gross accounts receivable balance	$4,465	$4,171
Allowance for bad debt	(2,230)	(2,207)
Accounts receivable, net	$2,235	$1,964

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our China-based AI projects (exclusive of certain financial technology (“FinTech”) services we provided) represent 55% of our gross trade receivables. Most of our remaining gross trade receivables balance resulted from the FinTech service, which we have discontinued.

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of June 30, 2020, we owned approximately 4.5% of Sharecare’s issued stock and maintained representation on its Board of Directors.

During June 2018, one of our consolidated VIEs acquired a 20% interest in AIO, a Chinese technology company which provides consulting and data services to the Chinese film industry, in exchange for $1.0 million, a portion of which was paid as of June 30, 2020, and a license to use our proprietary KanKan data intelligence platform in China. Based on our evaluation of the facts and circumstances related to the transaction, we determined that we will account for such transaction using the equity method of accounting. We recognize our equity in the net earnings or losses relating to AIO on a one-quarter reporting lag in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended June 30, 2020, the amount of our equity in AIO’s net earnings for their quarter ended March 31, 2020 was not material.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	June 30, 2020	December 31, 2019
Other receivables	$3,608	$3,712
Prepaid expense	448	633
Deposits	10	7
Inventory, net	1,355	—
Other current assets	382	271
Total	$5,803	$4,623

Table of Contents	11	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	June 30, 2020	December 31, 2019
Computers and equipment	3	987	989
Furniture and fixtures	3	47	23
Software	3	4,872	4,896
Leasehold improvements	10	11	114
Total property, equipment and software		$5,917	$6,022
Less accumulated depreciation		(5,761)	(5,681)
Total property, equipment and software, net		$156	$341

For the six months ended June 30, 2020 and 2019, depreciation (and amortization of software) expense was $0.1 million and $0.4 million, respectively.

NOTE 9. LEASES

We lease office space and a vehicle under contracts we classify as operating leases. None of our leases are financing leases.

The following table presents the detail of our lease expense, net of sublease income, which is reported in General and administrative expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$83	$385	$471	$703
Short-term lease expense	47	98	122	164
Less: Sublease income	—	(78)	—	(78)
Lease expense	$130	$405	$593	$789

We reported within continuing operating cash flows for the six months ended June 30, 2020 and 2019, $0.1 million and $0.9 million, respectively, of cash paid for amounts included in the measurement of operating lease liabilities.

As of June 30, 2020, our operating leases had a weighted-average remaining lease term of approximately 14 months, and we used a weighted-average discount rate of approximately 13% to measure our operating lease liabilities.

Table of Contents	12	Financial Statement Index

Maturity of Lease Liabilities

The following table presents information regarding the maturities of our undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our June 30, 2020 unaudited Condensed Consolidated Balance Sheet (in thousands):

Operating lease liabilities maturing during the next:
One year	$387
Two years	149
Three years	76
Total undiscounted cash flows	$612
Present value of cash flows	$548

Lease liabilities on balance sheet:
Short-term	$346
Long-term	202
Total lease liabilities	$548

The current portion of our operating lease liability, which we report in Accrued expense and other current liabilities on our unaudited Condensed Consolidated Balance Sheet, also includes approximately $1.5 million of estimated damages from the early termination of the lease on our former office located at 3960 Howard Hughes Parkway in Las Vegas. See Note 13 and Note 18 for more information.

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

Table of Contents	13	Financial Statement Index

NOTE 10. INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	June 30, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$1,256	$(911)	$345	$1,256	$(874)	$382
Other intangible assets	68	(68)	—	68	(68)	—
	$1,324	$(979)	$345	$1,324	$(942)	$382
Indefinite-lived intangible assets
License to operate in China	127		127	127		127
Total intangible assets	$1,451		$472	$1,451		$509

Total amortization expense was de minimis and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 11. INCOME TAX

Our effective tax rate (“ETR”) from continuing operations was 0.0% for the six months ended June 30, 2020. The quarterly ETR has not significantly differed from our historical annual ETR because we continue to maintain a full valuation allowance against our existing deferred tax assets.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary change to income and non-income-based tax laws. As of June 30, 2020, we do not currently expect the provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets. We will monitor additional guidance and impact that the CARES Act and other potential legislation may have on our income taxes.

NOTE 12. DEBT

Short-Term Debt

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of June 30, 2020, we owe $2.4 million in principal and accrued interest.

Table of Contents	14	Financial Statement Index

Other Debt

The following table presents debt (in thousands) as of:

	June 30, 2020	December 31, 2019
MGG loan due May 2020	$—	$12,025
Loans payable, current	—	12,025

PPP loan due April 2022	425	—
Loans payable, long-term	$425	$—

Loan due May 2020

We were a party to a financing agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors, the lenders from time to time party thereto (the “Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the Lenders (“MGG”), pursuant to which the Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $35.5 million (the “MGG Loan”).

On May 15, 2019, we completed the sale of all of the issued and outstanding membership interests of Vegas.com (the “VDC Transaction”) and used the cash proceeds of $30 million to pay amounts due under the Financing Agreement, of which approximately $10 million remained outstanding after giving effect to the application of such cash proceeds.

On May 28, 2020, we repaid in full all outstanding obligations under, and terminated, the Financing Agreement. See Note 13 for further discussion of Lender actions.

Loan due April 2022

On April 15, 2020, we entered into a loan agreement (the “PPP Loan”) with our bank under the U.S. Small Business Administration’s Paycheck Protection Program. Under the PPP Loan, we borrowed $0.4 million with a stated interest rate of one percent for a term of two years from the initial disbursement date of April 15, 2020. The PPP Loan is eligible for forgiveness as part of the CARES Act if certain requirements are met. We continue to evaluate and monitor the requirements of the CARES Act that allow for forgiveness. The accrued interest expense relating these loans for three and six months ended June 30, 2020 was not material. As of June 30, 2020, the SBA loan had an outstanding principle balance of $0.4 million included in loans payable.

NOTE 13. COMMITMENTS AND CONTINGENCIES

At June 30, 2020, we had no material commitments outside the normal course of business.

Contingencies

As of June 30, 2020, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities, except as described below.

Table of Contents	15	Financial Statement Index

Earnout Payment

As of June 30, 2020 and December 31, 2019, we have accrued approximately $1.1 million related to the Earnout Payment related to our acquisition of Vegas.com. See Note 4 for more information regarding the Earnout Payment.

Termination of Lease and Related Landlord Actions

Since approximately July 2019, we have not been able to pay our obligations under the office lease for our former office located at 3960 Howard Hughes Parkway in Las Vegas, Nevada. On March 5, 2020, our former landlord, BRE/HC Las Vegas Property Holdings, L.L.C (the “Hughes Center Landlord”), exercised its right to terminate the lease as of such date as a result of the ongoing payment default.

On April 9, 2020, the Hughes Center Landlord filed suit against us in Nevada to recover the approximately $1.1 million of rent owed through March 5, 2020, plus damages resulting from the early termination of the lease. Based on calculations stipulated by the lease, we estimated the increase to rent expense and to the current portion of our operating lease liability, net of security deposit of $0.3 million, was approximately $1.5 million as of June 30, 2020.

On August 3, 2020, we entered into a Settlement Agreement and Release (the “Hughes Center Lease Settlement”) with the Hughes Center Landlord under which we will pay $0.6 million to the Hughes Center Landlord in exchange for a full release of all obligations and claims against us in relation to our lease agreement with the Hughes Center Landlord. See Note 18 for more information regarding the Hughes Center Lease Settlement.

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

On March 16, 2020, we received a notice of acceleration from MGG, in which MGG declared that the entire unpaid principal of and any accrued and unpaid interest on the MGG Loan, and all fees and other amounts payable under the Financing Agreement, were immediately due and payable and demanded that all such amounts be paid immediately to MGG.

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

On June 23, 2020, MGG voluntarily discontinued the legal action against us in the Supreme Court of the State of New York, County of New York.

Table of Contents	16	Financial Statement Index

NOTE 14. STOCKHOLDERS' EQUITY, SHARE-BASED COMPENSATION AND NET LOSS PER SHARE

Common Shares Authorized
Our Amended and Restated Certificate of Incorporation authorizes us to issue up to 100,000,000 shares of our common stock, of which 99,408,916 shares were outstanding as of August 11, 2020. In addition, as of August 11, 2020, we had outstanding stock options allowing for the purchase of as many as approximately 15.9 million shares of common stock and we had outstanding warrants to purchase 6,641,558 shares of common stock. If all of our outstanding stock options and warrants were exercised, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

As a result of such potential shortfall in the number of our authorized shares of common stock, we will have insufficient shares of common stock available to issue in connection with the exercise of our outstanding stock options and warrants or any future equity financing transaction we may seek to undertake. Accordingly, we intend to seek approval of an increase in the number of our authorized shares of common stock at a 2020 special meeting of stockholders.

Equity Issuances

On March 3, 2020, we entered into the 2020 Aspire Purchase Agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, we had the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2020 Aspire Purchase Agreement. The 2020 Aspire Purchase Agreement replaced the 2019 Aspire Purchase Agreement, which terminated under the terms of the 2020 Aspire Purchase Agreement. In consideration for entering into the 2020 Aspire Purchase Agreement, we have issued to Aspire Capital 2,374,545 shares of our common stock.

As of June 30, 2020, we have issued to Aspire Capital a total of 44,227,890 shares of our common stock under the 2020 Aspire Purchase Agreement. During the six months ended June 30, 2020, we issued a total of 48,238,893 shares of our common stock to Aspire Capital under the 2019 Aspire Purchase Agreement and the 2020 Aspire Purchase Agreement in exchange for $32.0 million plus Aspire Capital’s commitment to participate in the 2020 Aspire Purchase Agreement.

On July 20, 2020, we filed a registration statement on Form S-1 (Registration No. 333-239944) with the SEC (as amended, the “Registration Statement”). The Registration Statement, which has not yet been declared effective by the SEC, relates to an offer (the “Offering”) to sell up to a total of 150,000 units (the “Units”) consisting of 600,000 shares of 9.5% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share (the “Series A Preferred”) and 150,000 warrants to purchase common stock (the “Warrants”, together with the Units and the Series A Preferred, the “Securities”), plus the grant of an over-allotment option for the issuance, sale and delivery of up to 90,000 additional Series A Preferred and/or 22,500 additional Warrants. Each Unit consists of (i) four shares of Series A Preferred and (ii) one Warrant which may become exercisable to purchase one share of our common stock. The Securities are to be offered and sold in the manner described in the Registration Statement and the related prospectus included therein. We estimate that the net proceeds to us from the sale of the Units in the Offering will be approximately $13.8 million (assuming the over-allotment option is not exercised), based on the public offering price of $100.00 per Unit, after deducting the total underwriting discounts and commissions payable, excluding estimated offering expenses. This amount does not include the proceeds that we may receive in connection with any exercise of the Warrants issued pursuant to the Offering.

Share-Based Compensation

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

Table of Contents	17	Financial Statement Index

options, we issue any shares of our common stock resulting from such exercise from new authorized and unallocated shares available at the time of exercise.

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of June 30, 2020, and changes during the six months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	10,359,079	$4.20
Granted	—	—
Exercised	(54,864)	1.23
Forfeited, cancelled or expired	(87,375)	2.63
Outstanding at June 30, 2020	10,216,840	$4.23	6.2	$—
Options exercisable at June 30, 2020	9,876,966	$4.35	6.1	$—

The following table summarizes activity under our equity incentive plans related to the China Cash Bonuses as of June 30, 2020, and changes during the six months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	1,087,500	$5.20
Forfeited, cancelled or expired	(183,000)	5.42
Outstanding at June 30, 2020	904,500	$5.16	5.0	$—
Options exercisable at June 30, 2020	882,750	$5.25	4.9	$—

During the six months ended June 30, 2020, we did not award restricted stock under our equity incentive plans.

During the three months ended June 30, 2020 and 2019, we incurred share-based compensation expense (benefit) of $0.6 million and $(0.1) million, respectively. During the six months ended June 30, 2020 and 2019, we incurred share-based compensation expense of $0.7 million and $0.2 million, respectively.

Net Loss per Share

For the three and six months ended June 30, 2020 and 2019, there were no reconciling items related to either the numerator or denominator of the loss per share calculation.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share for the three and six months ended June 30, 2020 and 2019 include the outstanding stock options described above; the outstanding CBG Acquisition Warrant, which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued); and the outstanding CBG Financing Warrants, which may be exercised to purchase 6,601,558 shares of our common stock at an exercise price of $1.93 per share.

Table of Contents	18	Financial Statement Index

NOTE 15. RELATED PARTY TRANSACTIONS

As of June 30, 2020, we had outstanding approximately $0.5 million of receivables from related parties. The receivables represent cash advances in excess of expense reimbursements to senior management. The cash to be received from these receivables was subsequently injected as additional capital into our VIEs in China. See Note 18 for more information regarding subsequent payment of these amounts to our VIEs.

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

The following table presents certain financial information regarding our reportable segment and other entities for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Technology & Data Intelligence	Corporate Entity and Other	Consolidated
Three Months Ended June 30, 2020
Revenue	$987	$1,312	$2,299
Adjusted EBITDA	$(782)	$(1,286)	$(2,068)
Three Months Ended June 30, 2019
Revenue	$2,465	$400	$2,865
Adjusted EBITDA	$(344)	$(2,310)	$(2,654)

Six Months Ended June 30, 2020
Revenue	$1,311	$1,419	$2,730
Adjusted EBITDA	$(1,472)	$(2,491)	$(3,963)
Six Months Ended June 30, 2019
Revenue	$2,890	$1,184	$4,074
Adjusted EBITDA	$(3,003)	$(4,927)	$(7,930)

Table of Contents	19	Financial Statement Index

The following table reconciles Adjusted EBITDA to Loss before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA	$(2,068)	$(2,654)	$(3,963)	$(7,930)
Depreciation and amortization	(66)	(260)	(156)	(585)
Share-based compensation expense	(646)	102	(681)	(223)
Other expense (income), net	(58)	(92)	(57)	(47)
Other loss (gain)	—	(27)	(1,465)	(1)
Operating loss	$(2,838)	$(2,931)	$(6,322)	$(8,786)
Other income (expense)
Interest expense	(775)	(553)	(1,236)	(940)
Other income (expense), net	57	92	57	47
Gain on lease termination	—	—	1,538	—
Change in fair value of warrant liability	(6,260)	2,078	(6,203)	662
Other gain (loss), net	—	27	(73)	1
Total other income (expense), net	$(6,978)	$1,644	$(5,917)	$(230)
Income (Loss) from continuing operations before income taxes	$(9,816)	$(1,287)	$(12,239)	$(9,016)

The following table presents total assets for our reportable segment and the corporate and other entities (in thousands):

	June 30, 2020	December 31, 2019
Technology & Data Intelligence segment	$8,468	$7,450
Corporate entity and other business units	14,608	7,377
Consolidated	$23,076	$14,827

Capital expenditures for our Technology & Data Intelligence segment were de minimis during the three and six months ended June 30, 2020, respectively, and were de minimis and $0.1 million during the three and six months ended June 30, 2019, respectively.

NOTE 17. DISCONTINUED OPERATIONS

On May 15, 2019, we completed the VDC Transaction for an aggregate purchase price of $30.0 million. The business we sold in the VDC Transaction formerly comprised our Travel and Entertainment segment.

Table of Contents	20	Financial Statement Index

The following table presents the major classes of line items constituting the pretax profit or loss of the disposed Travel and Entertainment segment (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Revenue	$9,178	$27,432

Cost of revenue (excluding depreciation and amortization)	1,240	4,016
Selling, general and administrative	7,506	18,383
Technology and development	1,082	3,280
Depreciation, amortization and impairments	5,860	8,007
Other operating expense	139	384
Other expense (income) and loss (gain), net	(4,948)	(3,814)
Loss from discontinued operations before income taxes	(1,701)	(2,824)
Benefit from income taxes	214	214
Loss from discontinued operations	$(1,487)	$(2,610)

NOTE 18. SUBSEQUENT EVENTS

On July 27, 2020, senior management personnel described in Note 15 injected approximately $0.5 million into our VIEs, thereby reducing our receivable from them to zero.

Also on July 27, 2020, we granted to employees and directors, excluding our CEO, options to purchase approximately 5.6 million shares of our common stock. The option agreements governing the grants contain a stipulation that, regardless of vesting, such options do not become exercisable until stockholders approve an increase in the number of shares of our common stock authorized for issuance.

On August 3, 2020, we entered into the Hughes Center Lease Settlement with the Hughes Center Landlord. Under the Hughes Center Lease Settlement, we paid $0.45 million to the Hughes Center Landlord and agreed to pay another $0.15 million in three equal installments on each of September 1, 2020, October 1, 2020 and November 1, 2020, in full settlement of the obligations we incurred in relation to the office lease. If we do not make the installment payments on or before the specified dates, we will be required to pay an additional amount of approximately $0.2 million to the Hughes Center Landlord, which would increase the total aggregate settlement payments to approximately $0.8 million. The plaintiff has begun the process of discontinuing legal action against us.

Table of Contents	21	Financial Statement Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2020 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

OVERVIEW

We are a diversified global technology company with leading artificial intelligence (“AI”) and data-analytics solutions, as well as a portfolio of digital media properties.

Our AI Business

Through our proprietary data and AI platform, our Remark AI business (currently known in the Asia-Pacific region as KanKan, and which we report as our Technology & Data Intelligence segment) generates revenue by delivering AI-based vision products, computing devices and software-as-a-service solutions for businesses in many industries. In addition to the other work that we have ramped up, we continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe keeps us among the leaders in technology development. During 2019, our research team participated in a series of computer vision competitions at the Conference on Computer Vision and Pattern Recognition and the International Conference on Computer Vision (considered the top two computer vision conferences in the world) and was ranked first or second in many of such competitions.

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

Table of Contents	22	Financial Statement Index

codes. From commercial kitchens to factories to construction work zones, our safety-compliance algorithms manage regulatory functions, review hygienic and equipment status while checking and alerting management regarding violations.

Our Bio-Safety Business

The first half of 2020 was one of renewed focus for us as we repurposed and improved our existing urban life cycle solution that we were selling to make schools in China “smart” schools to build a new product line of high-quality, highly-effective thermal imaging solutions that leverage our innovative software. We currently focus our efforts predominantly in the U.S. market.

Remark AI Thermal Kits. We sell our Remark AI Thermal Kits to customers needing the ability to scan crowds and areas of high foot traffic for indications that certain persons with elevated temperatures may require secondary screening. Though the kits are semi-customizable, they generally consist primarily of a thermal imaging camera, a calibrating device, a computer to monitor the video feed, supporting equipment and our AI software. Once set up and calibrated, the kits scan a large number of people each minute, providing both thermally enhanced and standard video feeds that allow our customers to evaluate high volumes of people at large gatherings.

Remark AI Thermal Pads. Our Remark AI rPad thermal imaging devices, usually mounted on a wall or a single-post stand, are designed for customers needing the ability to scan individuals on a one-by-one basis in situations where rapid, high-volume scanning is not necessary, such as at a customer’s office entrances where employees can be scanned as they enter for indications of an elevated temperature that may require secondary screening. In addition to thermal scanning, we can customize our AI software embedded in the rPad to perform additional safety and security functions including identifying persons for authorized entry.

We have also developed the Remark AI Thermal Helmet which can, for example, be worn by security personnel at large gatherings allowing for a mobile thermal scanning ability.

Other Businesses

We also maintain a digital media portfolio which, in addition to operating businesses, includes an approximately 4.5% ownership in the issued stock of Sharecare, Inc., an established health and wellness platform with more than 100 million users, which has now raised in excess of $425 million of total capital. We continue to evaluate opportunities to monetize and maximize the value of this asset for our shareholders. In addition to Data Platform Services revenue from our Remark AI business, activities such as online merchandise sales generated from Bikini.com, our e-commerce website selling swimwear and accessories in the latest styles, also contributed to our consolidated revenue in the current-year and prior-year periods, while advertising also contributed to revenue in prior-year periods.

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

Table of Contents	23	Financial Statement Index

Business Developments During 2020

After spending most of the first quarter of 2020 on product development and relationship building, we were able to launch our bio-safety business in the second quarter of 2020 and begin recognizing revenue from sales of the new products. Our expectation is that the U.S. will be the primary market for this new product line, though we will continue to work to develop other markets as well.

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

The following table presents our revenue categories as a percentage of total consolidated revenue during the six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
AI-based products and services	89%	86%	87%	71%
Advertising and other	11%	14%	13%	29%

Matters Affecting Comparability of Results

Unless otherwise noted therein, the Results of Operations section below only discusses our continuing operations.

CRITICAL ACCOUNTING POLICIES

During the three and six months ended June 30, 2020, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2019 Form 10-K.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019.

Table of Contents	24	Financial Statement Index

Reportable Segment Results

Technology & Data Intelligence

(dollars in thousands)	Three Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Revenue	$987	$2,465	$(1,478)	(60)%

Cost of revenue	540	1,311	(771)	(59)%
Sales and marketing	124	119	5	4%
Technology and development	1,420	776	644	83%
General and administrative	253	402	(149)	(37)%
Depreciation and amortization	34	135	(101)	(75)%

(dollars in thousands)	Six Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Revenue	$1,311	$2,890	$(1,579)	(55)%

Cost of revenue	555	2,604	(2,049)	(79)%
Sales and marketing	219	445	(226)	(51)%
Technology and development	1,999	2,002	(3)	—%
General and administrative	529	854	(325)	(38)%
Depreciation and amortization	87	305	(218)	(71)%
Other operating expense	—	6	(6)	(100)%

Revenue and Cost of Revenue. During the three and six months ended June 30, 2020, we did not complete as many projects as in the comparable period, as the combined effects of the COVID-19 pandemic, the ongoing U.S.-China trade war and working capital constraints in the first quarter of 2020 continued to have an impact on our business. The comparable periods of the prior year included several project completions, with one in the first quarter of 2019 that was a larger project for which we recognized approximately $0.9 million in cost of revenue despite not being able to recognize the associated revenue due to uncertainty of collection of contract amounts due us.

Sales and marketing. During the six months ended June 30, 2020, our sales and marketing expense decreased almost entirely as a result of a reduction in headcount that resulted in decreased payroll-related expense as well as share-based compensation expense.

Technology and development. Our technology and development expense increased during three months ended June 30, 2020 due entirely to the increase in our stock price during the quarter, which led to an increase in share-based compensation expense on our liability-classified awards.

General and administrative. As part of our continued effort to reduce costs, we moved to a new office space in Chengdu, China under a lease that resulted in approximately $0.2 million less rent expense during the six months ended June 30, 2020. Another $0.1 million decrease resulted from less use of professional services.

Table of Contents	25

Depreciation and Amortization. The decrease in this category resulted from normal depreciation and amortization and from certain assets that fully depreciated in the comparable period of the prior year.

Consolidated Results

(dollars in thousands)	Three Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Revenue	$2,299	$2,865	$(566)	(20)%

Cost of revenue	1,210	1,541	(331)	(21)%
Sales and marketing	486	687	(201)	(29)%
Technology and development	1,477	854	623	73%
General and administrative	1,898	2,454	(556)	(23)%
Depreciation and amortization	66	260	(194)	(75)%

Interest expense	(775)	(553)	(222)	40%
Other income	57	92	(35)	(38)%
Change in FV of warrant liability	(6,260)	2,078	(8,338)	(401)%
Other gain (loss)	—	27	(27)	(100)%

(dollars in thousands)	Six Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Revenue	$2,730	$4,074	$(1,344)	(33)%

Cost of revenue	1,231	3,134	(1,903)	(61)%
Sales and marketing	902	1,546	(644)	(42)%
Technology and development	2,125	2,158	(33)	(2)%
General and administrative	4,638	5,431	(793)	(15)%
Depreciation and amortization	156	585	(429)	(73)%
Other operating expense	—	6	(6)	(100)%

Interest expense	(1,236)	(940)	(296)	31%
Other income	57	47	10	21%
Gain on lease termination	1,538	—	1,538
Change in FV of warrant liability	(6,203)	662	(6,865)	(1,037)%
Other gain (loss)	(73)	1	(74)	(7,400)%

In addition to the results of operations of our reportable segment that we described above, the following items impacted our consolidated results of operations:

Table of Contents	26

Revenue and Cost of Revenue. During the three months ended June 30, 2020, revenue from our new bio-safety business increased $1.1 million as we launched our thermal imaging product line, while e-commerce revenue decreased about $0.1 million due to the combined effects of our decision to sell portions of our inventory at lower costs as well as reduced orders as the COVID-19 pandemic set in and changed consumer behavior.

During the six months ended June 30, 2020, the $1.1 million increase in revenue from our bio-safety business was partially offset as revenue from our Remark Entertainment business decreased $0.5 million due to contracts that ended in the prior year that we did not renew, while e-commerce revenue decreased about $0.3 million due to the combined effects of our decision to sell portions of our inventory at lower costs as well as reduced orders as the COVID-19 pandemic set in and changed consumer behavior.

Because we had recognized a full reserve against our inventory in the prior year, e-commerce cost of revenue decreased during the three and six months ended June 30, 2020.

Sales and marketing. The decrease in sales and marketing expense for the six months ended June 30, 2020 primarily resulted from a decrease in headcount.

General and administrative. Payroll and related costs and share-based compensation collectively decreased in our non-reportable-segment businesses during the three and six months ended June 30, 2020 by $0.2 million and $0.4 million, respectively, as a result of a decrease in headcount. Rent also decreased during the three months ended June 30, 2020 due to a less-costly lease on our office space in Las Vegas.

Interest expense. Our prepayment of a large portion of our debt when we completed the sale of Vegas.com resulted in the decrease in interest expense for the three and six months ended June 30, 2020.

Gain on lease termination. We recognized a gain when we terminated the lease for our former office space during the six months ended June 30, 2020, while the comparable period of the prior year reflected no comparable activity.

Change in fair value of warrant liability. The fair value of our warrant liability maintains a direct relationship with the price of our common stock, such that the increases in our common stock price between March 31, 2020 and June 30, 2020 and between December 31, 2019 and June 30, 2020 resulted in corresponding increases in the fair value of our warrant liability. The decreases in our common stock price were much larger in scale than the increases in our common stock price between March 31, 2019 and June 30, 2019 and between December 31, 2018 and June 30, 2019. As a result, we recognized large losses in the current-year periods compared to the small to moderate gains we recognized during the same periods of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the six months ended June 30, 2020, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $359.1 million as of June 30, 2020. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $9.2 million during the six months ended June 30, 2020. As of June 30, 2020, our cash and cash equivalents balance was $10.2 million, and we had a negative working capital balance of $4.8 million.

We were a party to the Financing Agreement with the Lenders pursuant to which the Lenders extended credit to us consisting of a term loan in the aggregate principal amount of $35.5 million.

On May 15, 2019, we completed the sale of all of the issued and outstanding membership interests of Vegas.com and used the cash proceeds of $30.0 million to pay amounts due under the Financing Agreement, of which approximately $10.0 million remained outstanding after giving effect to the application of such cash proceeds.

Table of Contents	27

On May 28, 2020, we repaid in full all outstanding obligations under, and terminated, the Financing Agreement in an amount equal to approximately $12.7 million.

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of June 30, 2020, we owed $2.4 million in principal and accrued interest on such note.

Pursuant to the terms of the purchase agreement we entered into in connection with our acquisition of Vegas.com in 2015, we were obligated to make an Earnout Payment of $1.0 million based upon the performance of Vegas.com in the year ended December 31, 2018, but we have not yet made such payment.

On March 3, 2020, we entered into the 2020 Aspire Purchase Agreement, later amended on April 9, 2020, with Aspire Capital under which Aspire Capital purchased $30.0 million of shares of our common stock. The 2020 Aspire Purchase Agreement terminated and replaced the 2019 Aspire Purchase Agreement.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities, in conjunction with the ongoing events of default under the Financing Agreement, give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth in our Technology and Data Intelligence segment, as well as through sales of our thermal-imaging products. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q. As a result, we are actively evaluating strategic alternatives including debt and equity financings and potential sales of investment assets or operating businesses.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include the effects of the COVID-19 pandemic, regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•develop and grow new product line(s)

•monetize existing assets

•obtain additional capital through equity issuances.

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to August 14, 2021.

Cash Flows - Continuing Operating Activities

During the six months ended June 30, 2020, we used $1.8 million more cash in continuing operating activities than we did during the same period of the prior year. The increase in cash used in continuing operating activities is a result of the timing of payments related to elements of working capital.

Table of Contents	28

Cash Flows - Continuing Investing Activities

We engaged in de minimis investing activities during the six months ended June 30, 2020, and the change in investing activities from the comparable period of the prior year was not material.

Cash Flows - Financing Activities

During the six months ended June 30, 2020, we received $32.0 million from sales of shares of our common stock reflecting more activity under our agreements with Aspire Capital, whereas the same period of 2019 included stock sale proceeds of only $7.5 million. We also received debt proceeds of $0.4 million and repaid $13.3 million of debt, while the same period of the prior year included debt repayment of $25.5 million plus loan fee and debt issuance cost payments of $2.3 million.

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

Not applicable.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses in our internal control over financial reporting related to: (i) insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our Technology and Data Intelligence segment, (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our Technology and Data Intelligence segment including accounts payable, accrued liabilities, payroll and fixed assets, and (iv) failure to retain documentary evidence of all inventory purchases and the insufficient evaluation of the impact of discounted sales transactions on the valuation of our inventory, all of which we described in our 2019 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2020.

Table of Contents	29

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

Table of Contents	30	Financial Statement Index

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

Landlord Litigation

On April 9, 2020, the Hughes Center Landlord filed a Complaint against us in the District Court for Clark County, Nevada alleging that we breached the office lease we entered into with the plaintiff for our former office located at 3960 Howard Hughes Parkway in Las Vegas, Nevada by failing to pay rent and other required charges under such lease. The plaintiff is seeking monetary damages in the amount of past due rent and other charges, plus attorneys’ fees and costs and interest and certain declaratory relief. On August 3, 2020, we executed a settlement agreement with the plaintiff under which we paid $0.45 million and agreed to pay another $0.15 million in three equal installments, to plaintiff in full settlement of the obligations we incurred in relation to the office lease. If we do not make the installment payments on or before the specified dates, we will be required to pay an additional amount of approximately $0.2 million to the Hughes Center Landlord, which would increase the total aggregate settlement payments to approximately $0.8 million. The plaintiff has begun the process of discontinuing legal action against us.

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

The global outbreak of COVID-19 has impacted our business and could continue to have a significant impact on our business for the duration of 2020 or longer. The impact of the COVID-19 on our business and future financial results could include, but may not be limited to:

•lack of revenue growth or decreases in revenue due to a lack of, or at least a decline in, customer demand and (or) deterioration in the credit quality of our customers;

•a significant increase in our need for external financing to maintain operations as a result of decreased revenue;

•significant decline in the debt and equity markets, thus impacting our ability to conduct financings on terms acceptable to us; and

•the rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges. Preventative measures implemented by governmental authorities, such as travel restrictions, shelter-in-place orders and business closures, could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it is not clear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. In addition, the changed environment under which we are operating could have an impact on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner.

The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of the travel restrictions and business closures imposed by

Table of Contents	31

domestic and foreign governments, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. The situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

Table of Contents	32

ITEM 6. EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.1	Certificate of Elimination filed with the Secretary of State of Delaware on July 20, 2020.	8-K	7/20/20	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	7/24/20	3.1
3.3	Certificate of Correction of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	7/31/20	3.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	33	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	August 14, 2020	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	34	Financial Statement Index