Form 10-Q
period 2020-09-30
REMARK HOLDINGS, INC.
filed 2020-11-23
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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

As of November 20, 2020, a total of 99,505,041 shares of our common stock were outstanding.

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

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$2,090	$272
Trade accounts receivable, net	2,850	1,964
Inventory, net	1,062	—
Prepaid expense and other current assets	5,831	4,623
Total current assets	11,833	6,859
Property and equipment, net	267	341
Operating lease assets	385	4,359
Investment in unconsolidated affiliates	1,065	1,935
Intangibles, net	355	509
Other long-term assets	2,177	824
Total assets	$16,082	$14,827
Liabilities and Stockholders’ Deficit
Accounts payable	$6,570	$8,126
Accrued expense and other current liabilities	8,987	14,326
Contract liability	541	313
Note payable	1,500	3,000
Loans payable, current	—	12,025
Total current liabilities	17,598	37,790
Loans payable, long-term	425	—
Operating lease liabilities, long-term	158	4,650
Warrant liability	748	115
Total liabilities	18,929	42,555

Commitments and contingencies

Preferred stock,$0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 99,502,416 and 51,055,159 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	100	51
Additional paid-in-capital	351,529	319,275
Accumulated other comprehensive income	176	(227)
Accumulated deficit	(354,652)	(346,827)
Total stockholders’ deficit	(2,847)	(27,728)
Total liabilities and stockholders’ deficit	$16,082	$14,827
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$2,646	$686	$5,376	$4,760
Cost and expense
Cost of revenue (excluding depreciation and amortization)	1,679	189	2,910	3,323
Sales and marketing	417	736	1,319	2,282
Technology and development	738	752	2,863	2,910
General and administrative	2,380	3,052	7,018	8,483
Depreciation and amortization	72	229	228	814
Impairments	463	—	463	—
Other operating expense	—	—	—	6
Total cost and expense	5,749	4,958	14,801	17,818
Operating loss	(3,103)	(4,272)	(9,425)	(13,058)
Other income (expense)
Interest expense	(60)	(457)	(1,296)	(1,397)
Other income, net	(58)	(24)	(1)	23
Change in fair value of warrant liability	5,570	(160)	(633)	502
Gain on lease termination	2,044	—	3,582	—
Other loss, net	21	(28)	(52)	(27)
Total other income (expense), net	7,517	(669)	1,600	(899)
Income (loss) from continuing operations	4,414	(4,941)	(7,825)	(13,957)
Loss from discontinued operations, net of tax	—	—	—	(2,610)
Net income (loss)	$4,414	$(4,941)	$(7,825)	$(16,567)
Other comprehensive income (loss)
Foreign currency translation adjustments	65	(289)	403	(256)
Comprehensive income (loss)	$4,479	$(5,230)	$(7,422)	$(16,823)

Weighted-average shares outstanding, basic and diluted	99,450	46,282	80,903	43,085

Net loss per share, basic and diluted
Continuing operations	$0.04	$(0.11)	$(0.10)	$(0.32)
Discontinued operations	—	—	—	(0.06)
Consolidated	$0.04	$(0.11)	$(0.10)	$(0.38)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Three Months Ended September 30, 2020
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2020	99,408,916	$99	$351,417	$111	$(359,066)	(7,439)
Net loss	—	—	—	—	4,414	4,414
Share-based compensation	—	—	38	—	—	38
Common stock issued	—	—	—	—	—	—
Equity instrument exercises	93,500	1	74	—	—	75
Other	—	—	—	65	—	65
Balance at September 30, 2020	99,502,416	$100	$351,529	$176	$(354,652)	$(2,847)

	Three Months Ended September 30, 2019
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2019	46,130,159	$46	$315,829	$65	$(332,839)	$(16,899)
Net loss	—	—	—	—	(4,941)	(4,941)
Share-based compensation	—	—	65	—	—	65
Common stock issued	2,300,000	2	1,838	—	—	1,840
Other	—	—	—	(289)	—	(289)
Balance at September 30, 2019	48,430,159	$48	$317,732	$(224)	$(337,780)	$(20,224)

	Nine Months Ended September 30, 2020
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2019	51,055,159	$51	$319,275	$(227)	$(346,827)	$(27,728)
Net loss	—	—	—	—	(7,825)	(7,825)
Share-based compensation	—	—	131	—	—	131
Common stock issued	48,298,893	48	31,982	—	—	32,030
Equity instrument exercises	148,364	1	141	—	—	142
Other	—	—	—	403	—	403
Balance at September 30, 2020	99,502,416	$100	$351,529	$176	$(354,652)	$(2,847)

	Nine Months Ended September 30, 2019
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2018	39,053,312	$39	$308,018	$32	$(321,213)	$(13,124)
Net loss	—	—	—	—	(16,567)	(16,567)
Share-based compensation	—	—	379	—	—	379
Common stock issued	9,374,597	9	9,331	—	—	9,340
Equity instrument exercises	2,250	—	4	—	—	4
Other	—	—	—	(256)	—	(256)
Balance at September 30, 2019	48,430,159	$48	$317,732	$(224)	$(337,780)	$(20,224)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Net cash used in continuing operating activities	$(14,532)	$(10,748)
Net cash used in discontinued operating activities	—	(7,159)
Net cash used in operating activities	(14,532)	(17,907)
Cash flows from investing activities:
Proceeds from sale of business	—	30,000
Purchases of property, equipment and software	(171)	(5)
Payment of payroll costs capitalized to software in progress	—	(127)
Advance to unrelated entity	(1,410)	—
Net cash (used in) provided by continuing investing activities	(1,581)	29,868
Net cash used in discontinued investing activities	—	(18,396)
Net cash (used in) provided by investing activities	(1,581)	11,472
Cash flows from financing activities:
Proceeds from issuance of common stock, net	32,147	9,344
Proceeds from debt issuance	425	—
Payment of loan fees and debt issuance cost	—	(2,275)
Repayments of debt	(13,781)	(25,526)
Payment of contingent consideration in business acquisitions	(860)	—
Net cash provided by (used in) financing activities	17,931	(18,457)
Net change in cash, cash equivalents and restricted cash	1,818	(24,892)
Cash, cash equivalents and restricted cash:
Beginning of period, including cash in disposal group	272	25,548
End of period	$2,090	$656

Supplemental cash flow information:
Cash paid for interest	$965	$2,211

Supplemental schedule of non-cash investing and financing activities:
Capitalization of interest to debt principal	$256	$555
Increase in loan payable	$—	$1,103
Settlement of operating lease liability through offset with operating lease asset of terminated office lease	$3,805	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

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

Economic and political risks

Our operations in China are subject to special considerations and significant risks not typically associated with companies in North America, including risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in the political conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

COVID-19

Our unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2020 were impacted by the effects of the global outbreak of a novel strain of coronavirus, or COVID-19, as national and local governmental authorities in China and the U.S., where we operate, have placed significant restrictions on travel and other activities within their respective countries, leading to extended business closures. The restrictions and resulting business closures have limited our operational capabilities, which could have a material adverse impact on our business and which have created significant uncertainties, such as the potential adverse effect of the pandemic on the economy, our vendors, our employees and customers and customer sentiment in general.

The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of the travel restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. The pandemic-related situation is changing rapidly, and additional impacts of which we are not currently aware may arise, as recently underscored by the surge in cases in the U.S. We are closely monitoring developments in the U.S. and in China and are continually assessing the potential impact on our business.

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

Going Concern

During the nine months ended September 30, 2020, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $354.7 million as of September 30, 2020. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $14.5 million during the nine months ended September 30, 2020. As of September 30, 2020, our cash and cash equivalents balance was $2.1 million, and we had a negative working capital balance of $5.8 million.

Table of Contents	5	Financial Statement Index

On March 3, 2020, we entered into a common stock purchase agreement, later amended on April 9, 2020 (as amended, the “2020 Aspire Purchase Agreement”), with Aspire Capital Fund, LLC (“Aspire Capital”) under which Aspire Capital purchased $30.0 million of shares of our common stock. The 2020 Aspire Purchase Agreement, which we describe in more detail in Note 15, terminated and replaced the common stock purchase agreement we had entered into with Aspire Capital on March 29, 2019 (the “2019 Aspire Purchase Agreement”).

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

During the nine months ended September 30, 2020, we issued a total of 48,238,893 shares of our common stock to Aspire Capital under the 2019 Aspire Purchase Agreement and the 2020 Aspire Purchase Agreement in exchange for approximately $32.0 million plus Aspire Capital’s commitment to participate in the 2020 Aspire Purchase Agreement.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth from our AI offerings, as well as through sales of our thermal-imaging products. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q. As a result, we are actively evaluating strategic alternatives including debt and equity financings and potential sales of investment assets or operating businesses.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to November 23, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2020, with the audited Consolidated Balance Sheet amounts as of December 31, 2019 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit in accordance with the

Table of Contents	6	Financial Statement Index

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

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of September 30, 2020, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K (the “2019 Form 10-K”).

Consolidation

We include all of our subsidiaries, including the VIEs for which we are the primary beneficiary, in our condensed consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

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

We use the fair value method to account for equity investments in which we cannot exercise significant influence over the investee, such as with our investment in Sharecare, Inc. (“Sharecare”). With regard to our investment in Sharecare, GAAP allows us to continue to carry our investment at cost less impairment until such time as an observable price change in the underlying security occurs. Any gains or losses resulting from a change in fair value are recorded to the statement of operations. We use the equity method for equity investments in which we can exercise significant influence over the investee (see Note 6 for information on our investments in unconsolidated affiliates).

Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP. While preparing our financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets, the useful lives of property and equipment, share-based compensation, the fair value of the warrant liability, deferred income taxes, inventory reserve and purchase price allocation, among other items.

As of September 30, 2020, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Cash and cash equivalents

Our cash and cash equivalents consist of funds held in bank accounts. Cash equivalents are highly-liquid investments with original maturities of three months or less, including money market funds.

Table of Contents	7	Financial Statement Index

We maintain cash balances in United States dollars (“USD”), Chinese Renminbi (“RMB”), and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	September 30, 2020	December 31, 2019
Cash denominated in:
USD	$1,054	$216
HKD	712	2
RMB	324	54
Total cash	$2,090	$272

We maintain substantially all of our USD-denominated cash at a U.S financial institution where the balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of September 30, 2020, we do not believe we have any significant concentrations of credit risk, although approximately $0.8 million of our USD-denominated cash balance exceeded the FDIC-insured limit. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further develop our business in China could exceed original estimates.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). When reporting the fair values of our financial instruments, we prioritize those fair value measurements into one of three levels based on the nature of the inputs, as follows:

Level 1:    Valuations based on quoted prices in active markets for identical assets and liabilities;

Level 2:    Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and observable market data for similar, but not identical instruments; and

Level 3:    Valuations based on unobservable inputs, which are based upon the best available information when external market data is limited or unavailable.

The fair value hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For some products or in certain market conditions, observable inputs may not be available.

We believe the reported carrying amounts for cash and cash equivalents, receivables, prepaids and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short-term nature of these financial instruments.

Foreign Currency Translation

We report all currency amounts in USD. Our China VIEs, however, maintain their books and records in their functional currency, which is RMB.

In general, when consolidating our subsidiaries or VIEs with non-USD functional currencies, we translate the amounts of assets and liabilities into USD using the exchange rate on the balance sheet date, and the amounts of revenue and expense are translated at the average exchange rate prevailing during the period. The gains and losses resulting from translation of financial statement amounts into USD are recorded as a separate component of accumulated other comprehensive loss within stockholders’ deficit.

Table of Contents	8	Financial Statement Index

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2020	2019
Exchange rates at September 30th:
RMB:USD	0.147	0.140
HKD:USD	0.129	0.128

Average exchange rate during the nine months ended September 30th:
RMB:USD	0.143	0.146

Revenue Recognition

AI-Based Products

We generate revenue by developing AI-based products, including fully-integrated AI solutions which combine our proprietary technology with third-party hardware and software products to meet end-user specifications. Under one type of contract for our AI-based products, we provide a single, continuous service to clients who control the assets as we create them. Accordingly, we recognize the revenue over the period of time during which we provide the service. Under another type of contract, we have performance obligations to provide fully-integrated AI solutions to our customer and we recognize revenue at the point in time when each performance obligation is completed and delivered to, tested by and accepted by our customer.

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

For our contracts with customers, we generally extend short-term credit policies to our customers, typically up to one year for large-scale projects.

We record the incremental costs of obtaining contracts as an expense when incurred, because such costs would otherwise be amortized over a period of less than one year if capitalized.

Other

We generate revenue from other sources, such as from e-commerce activity in which we sell goods to our customers, or media production which involves the production of video or Internet-based content for our customers. We recognize the revenue from these contracts at the point in time when we transfer control of the good sold to the customer or when we deliver the promised media content. Substantially all of our contracts with customers that generate Other revenue are completed within one year or less.

Table of Contents	9	Financial Statement Index

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated sales forecasts.

Net Loss per Share

We calculate basic net loss per share using the weighted-average number of common stock shares outstanding during the period. For the calculation of diluted net loss per share, we give effect to all the shares of common stock that were outstanding during the period plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is anti-dilutive. Dilutive potential shares of common stock consist of incremental shares of common stock issuable upon exercise of stock options and warrants.

For the three and nine months ended September 30, 2020 and 2019, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 include 10,123,215 and 11,469,732 outstanding stock options, respectively, and 40,000 and 3,848,423 outstanding stock warrants, respectively.

Segments

As a result of our disposal of the previously-reported Travel and Entertainment segment, we currently report one segment: our Technology & Data Intelligence segment, which provides services to our customers based upon the data collected and processed by our proprietary data intelligence software. We have identified our Chief Executive Officer as our chief operating decision maker, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information about our products and services, our major customers, and the countries in which we hold material assets and in which we report revenue. All our material operating units qualify for aggregation due to their similar customer bases and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since we operate in one segment, all required financial information can be found in the accompanying financial statements.

Liabilities Related to Warrants Issued

We record certain common stock warrants we issued (see Note 4 for more detailed information) at fair value and recognize the change in the fair value of such warrants as a gain or loss which we report in the Other income (expense) section in our consolidated statement of operations. We report the warrants that we record at fair value as liabilities because they contain a conditional promise to issue a variable number of our common stock shares upon the warrants’ expiration, and the monetary amount of such obligation was fixed at the inception of the contract. We estimate the fair value of the warrants using an option pricing model.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06 (“ASU 2020-06”), Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly

Table of Contents	10	Financial Statement Index

and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The ASU also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. With regard to our financial reporting, ASU 2020-06 will be effective January 1, 2024, and early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. We are currently evaluating what effect(s) the adoption of ASU 2020-06 may have on our consolidated financial statements, but we do not believe the impact of the ASU will be material to our financial position, results of operations and cash flows. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). The ASU requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables, which may result in the earlier recognition of allowances for losses. With regard to our financial reporting, ASU 2016-13 will be effective beginning January 1, 2023, and early adoption is permitted. We do not believe the impact of the ASU will be material to our financial position, results of operations and cash flows.

We have reviewed all accounting pronouncements recently issued by the FASB and the Securities and Exchange Commission. The authoritative pronouncements that we have already adopted did not have a material effect on our financial condition, results of operations, cash flows or reporting thereof, and except as otherwise noted above, we do not believe that any of the authoritative pronouncements that we have not yet adopted will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

NOTE 3. REVENUE

We sell AI-based products that include our Remark AI Thermal Kits, rPads and Thermal Helmets in the U.S., as well as the various customized products we sell in China based upon facial recognition, gesture recognition and other technologies.

We do not include disclosures related to remaining performance obligations because substantially all our contracts with customers have an original expected duration of one year or less or, with regard to our stand-ready obligations, the amounts involved are not material.

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
AI-based products	$2,496	$549	$4,873	$3,439
Other	150	137	503	1,321
Revenue	$2,646	$686	$5,376	$4,760

Table of Contents	11	Financial Statement Index

The following table presents a disaggregation of our revenue by country (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
China	$2,051	$552	$3,383	$4,319
United States	590	134	1,852	441
Other countries	5	—	141	—
Revenue	$2,646	$686	$5,376	$4,760

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the nine months ended September 30, 2020, our contract liability changed only as a result of routine business activity.

During the nine months ended September 30, 2020, we recognized approximately $0.2 million of revenue which was included in the beginning balance of Contract liability at January 1, 2020, while during the comparable period of 2019, we did not recognize a material amount of revenue which was included in the beginning balance of Contract liability at January 1, 2019.

During the nine months ended September 30, 2020 and 2019, we did not recognize revenue from performance obligations within the scope of ASC 606 that were satisfied in previous periods.

Certain Agreements Related to AI-Based Product Sales

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

During the year ended December 31, 2019, we recorded approximately $1.1 million of revenue on the projects described above or which we did not recognize revenue in 2018 due to uncertainty regarding the timing of collection of the amounts due, and as of December 31, 2019, the total balances of Prepaid expense and other current assets and of Accrued expense and other current liabilities contained $3.4 million related to such projects. During the nine months ended September 30, 2020, we recognized approximately $0.2 million of revenue on the projects described above. As a result, the total balances of Prepaid expense and other current assets and of Accrued expense and other current liabilities contained $3.2 million as of September 30, 2020.

Table of Contents	12	Financial Statement Index

NOTE 4. FAIR VALUE MEASUREMENTS OF CERTAIN LIABILITIES

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, until expiry, we use an option pricing model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase common stock. As of September 30, 2020, our outstanding liability-classified warrants include the warrants we issued or that we are obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016 (the “CBG Acquisition Warrants”). The warrants we issued in connection with the financing we obtained for the CBG Acquisition (referred to in our prior reports as the CBG Financing Warrants) expired on September 24, 2020 without being exercised; therefore, the balance of $0.7 million as of September 30, 2020 represents the liability associated with the CBG Acquisition Warrants.

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the CBG Acquisition Warrants:

	September 30, 2020	December 31, 2019
Expected volatility	85.00%	75.00%
Risk-free interest rate	0.16%	1.65%
Expected remaining term (years)	2.98	3.72

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2020	2019
Balance at beginning of period	$115	$1,383
Increase (decrease) in fair value	633	(1,268)
Balance at end of period	$748	$115

As of September 30, 2020 and 2019, warrants outstanding included CBG Acquisition Warrants which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants to purchase up to 5,710,000 of the Company’s common shares at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued) and, as of September 30, 2019, the CBG Financing Warrants, which could have been exercised to purchase 3,808,423 shares of our common stock at an exercise price of $3.86 per share.

Contingent Consideration Issued in Business Acquisition

Through December 31, 2019, we used the discounted cash flow valuation technique to estimate the fair value of the liability related to certain cash payments that we were obligated make related to our acquisition of Vegas.com, LLC (“Vegas.com”) in September 2015 that were contingent upon the performance of Vegas.com in the years ended December 31, 2016, 2017, and 2018 (the “Earnout Payments”). The significant unobservable inputs that we used, which we classify in Level 3 of the fair value hierarchy, were projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), the probability of achieving certain amounts of EBITDA, and the rate used to discount the liability. On August 19, 2020, we paid all amounts that had remained outstanding related to the Earnout Payments and extinguished this liability.

Table of Contents	13	Financial Statement Index

The following table presents the change during the nine months ended September 30, 2020 and the year ended December 31, 2019 in the balance of the liability associated with the Earnout Payments (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2020	2019
Balance at beginning of period	$1,086	$990
Payments	(1,132)	(8)
Change in fair value of contingent consideration	—	10
Interest accrued on unpaid balance	46	94
Balance at end of period	$—	$1,086

On the Condensed Consolidated Balance Sheets, we had included the liability for contingent consideration as a component of Accrued expense and other current liabilities.

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	September 30, 2020	December 31, 2019
Gross accounts receivable balance	$5,114	$4,171
Allowance for bad debt	(2,264)	(2,207)
Accounts receivable, net	$2,850	$1,964

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our China-based AI projects (exclusive of certain financial technology (“FinTech”) services we provided) represent 63% of our gross trade receivables.

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of September 30, 2020 and December 31, 2019, we owned approximately 4.4% of Sharecare’s issued stock, the value of which was $1.0 million, and maintained representation on its Board of Directors.

During June 2018, one of our consolidated VIEs acquired a 20% interest in Beijing All-in-one Cloud Net Technology, Co. Ltd. (“AIO”), a Chinese technology company which provided consulting and data services to the Chinese film industry, in exchange for $1.0 million, a portion of which was paid as of September 30, 2020, and a license to use our proprietary KanKan data intelligence platform in China. Based on additional information we obtained during the third quarter of 2020, we determined that the COVID-19 outbreak in China had permanently ended AIO’s ability to conduct its business and we wrote off our remaining investment of $0.9 million in that entity, which, when netted against the remaining $0.5 million we owed to AIO for the equity interest, resulted in a loss on impairment of $0.4 million.

Table of Contents	14	Financial Statement Index

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	September 30, 2020	December 31, 2019
Other receivables	$3,387	$3,712
Prepaid expense	2,207	633
Deposits	53	7
Other current assets	184	271
Total	$5,831	$4,623

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	September 30, 2020	December 31, 2019
Computers and equipment	3	1,020	989
Furniture and fixtures	3	46	23
Software	3	4,940	4,896
Leasehold improvements	3	139	114
Total property, equipment and software		$6,145	$6,022
Less accumulated depreciation		(5,878)	(5,681)
Total property, equipment and software, net		$267	$341

For the nine months ended September 30, 2020 and 2019, depreciation (and amortization of software) expense was $0.2 million and $0.6 million, respectively.

NOTE 9. LEASES

We lease office space and a vehicle under contracts we classify as operating leases. None of our leases are financing leases.

The following table presents the detail of our lease expense, net of sublease income, which is reported in General and administrative expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$72	$492	$544	$1,195
Short-term lease expense	54	67	159	231
Less: Sublease income	—	(94)	—	(172)
Lease expense	$126	$465	$703	$1,254

Table of Contents	15	Financial Statement Index

We reported within continuing operating cash flows for the nine months ended September 30, 2020 and 2019, $0.2 million and $1.5 million, respectively, of cash paid for amounts included in the measurement of operating lease liabilities.

As of September 30, 2020, our operating leases had a weighted-average remaining lease term of approximately 22 months, and we used a weighted-average discount rate of approximately 13% to measure our operating lease liabilities.

As of December 31, 2019 we reported right of use assets of $4.4 million and lease liabilities of $7.5 million. During August 2020, we entered into a settlement agreement relating to the lease for our former office space in Las Vegas which we vacated during March 2020. During the nine months ended September 30, 2020, we reduced right of use assets and operating lease liabilities relating to this lease by $3.8 million and $5.3 million, respectively, which resulted in a gain on lease termination of $1.5 million. In addition, we recognized a further gain of $2.0 million during August 2020, when we entered into a settlement with our former landlord, which is described in more detail in Note 9. As of September 30, 2020, our right of use assets were $0.4 million and our remaining lease obligations were $0.5 million.

Maturity of Lease Liabilities

The following table presents information regarding the maturities of our undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our September 30, 2020 unaudited Condensed Consolidated Balance Sheet (in thousands):

Operating lease liabilities maturing during the next:
One year	$343
Two years	122
Three years	50
Total undiscounted cash flows	$515
Present value of cash flows	$466

Lease liabilities on balance sheet:
Short-term	$308
Long-term	158
Total lease liabilities	$466

Termination of Lease and Related Landlord Actions

Beginning approximately July 2019, we were not able to pay our obligations under the office lease for our former office located at 3960 Howard Hughes Parkway in Las Vegas, Nevada. On March 5, 2020, our former landlord, BRE/HC Las Vegas Property Holdings, L.L.C (the “Hughes Center Landlord”), exercised its right to terminate the lease as of such date as a result of the ongoing payment default.

On April 9, 2020, the Hughes Center Landlord filed suit against us in Nevada to recover the approximately $1.1 million of rent owed through March 5, 2020, plus damages resulting from the early termination of the lease.

Table of Contents	16	Financial Statement Index

On August 3, 2020, we entered into a settlement agreement with the Hughes Center Landlord (the “Hughes Center Lease Settlement”), pursuant to which we immediately paid $0.45 million to the Hughes Center Landlord and agreed to pay another $0.15 million in three equal installments on each of September 1, 2020, October 1, 2020 and November 1, 2020 (an aggregate payment of $0.6 million), in full settlement of our obligations with respect to such office lease.

As of December 31, 2019, we had accrued approximately $2.3 million for settlement of this matter. During the period ended September 30, 2020, we accrued an additional $0.3 million related to this matter. See Note 18 for additional information regarding the Hughes Center Lease Settlement and the Hughes Center Landlord’s legal actions against us.

Other

In September 2020, we prepaid the lease expense for a short-term lease on a property in the Los Angeles, California area. The $0.3 million we paid remained in the balance of Prepaid expense and other current assets as of September 30, 2020.

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

NOTE 10. INTANGIBLE ASSETS

The following table summarizes intangible assets by category (in thousands):

	September 30, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$1,256	$(929)	$327	$1,256	$(874)	$382
Other intangible assets	—	—	—	68	(68)	—
	$1,256	$(929)	$327	$1,324	$(942)	$382
Indefinite-lived intangible assets
License to operate in China	28		28	127		127
Total intangible assets	$1,284		$355	$1,451		$509

Total amortization expense was de minimis and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 11. OTHER LONG-TERM ASSETS

Included in Other long-term assets as of September 30, 2020 is an advance of $1.5 million we made to an unrelated entity (our “China Business Partner”) pursuant to an agreement we entered into with the China Business Partner. We are in the process of negotiating a separate contract with the China Business Partner setting out the terms pursuant to which the China

Table of Contents	17	Financial Statement Index

Business Partner will assist us in obtaining contracts from some of the largest companies in China. Under the executed agreement with the China Business Partner, upon receipt of a borrowing request from the China Business Partner, we have an obligation to advance up to an aggregate amount of $5.1 million over the loan term of five years, though we do have the option to terminate the loan agreement at any time prior to converting the outstanding principal and accrued interest into equity interests of our China Business Partner. The initial $1.5 million that we have advanced allowed our China Business Partner to purchase and modify hardware to integrate with our AI software and meet the needs of potential customers such that the resulting integrated solutions could be demonstrated to the potential customers while bidding on large contracts. Any advances we make under the agreement will bear a simple interest rate of 10% per annum, payable before each December 31st during the term of the agreement, and will be convertible at our election into equity of the China Business Partner upon any equity financing our China Business Partner undertakes during the term of the agreement.

NOTE 12. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation and benefit-related expense	$1,195	$1,210
Accrued interest	439	302
Other accrued expense	369	1,037
Other payables	3,339	3,780
Operating lease liability - current	308	2,877
Other current liabilities	3,337	5,120
Total	$8,987	$14,326

NOTE 13. DEBT

Short-Term Debt

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of December 31, 2019, we owed $3.0 million in principal and $0.3 million in accrued interest. During the nine months ended September 30, 2020, we repaid $1.5 million of the principal, meaning that as of September 30, 2020, we owed $1.5 million in principal and $0.4 million in accrued interest.

Other Debt

The following table presents debt (in thousands) as of:

	September 30, 2020	December 31, 2019
MGG loan due May 2020	$—	$12,025
Loans payable, current	—	12,025

PPP loan due April 2022	425	—
Loans payable, long-term	$425	$—

Table of Contents	18	Financial Statement Index

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

Loan due April 2022

On April 15, 2020, we entered into a loan agreement (the “PPP Loan”) with our bank under the U.S. Small Business Administration’s Paycheck Protection Program. Under the PPP Loan, we borrowed $0.4 million with a stated interest rate of one percent for a term of two years from the initial disbursement date of April 15, 2020. The PPP Loan is eligible for forgiveness as part of the CARES Act if certain requirements are met. We continue to evaluate and monitor the requirements of the CARES Act that allow for forgiveness. The accrued interest expense relating these loans for three and nine months ended September 30, 2020 was not material. As of September 30, 2020, the SBA loan had an outstanding principal balance of $0.4 million included in loans payable.

NOTE 14. COMMITMENTS AND CONTINGENCIES

At September 30, 2020, we had no material commitments outside the normal course of business.

Contingencies

As of September 30, 2020, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

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

Table of Contents	19	Financial Statement Index

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

NOTE 15. STOCKHOLDERS' EQUITY, SHARE-BASED COMPENSATION AND NET LOSS PER SHARE

Common Shares Authorized
Our Amended and Restated Certificate of Incorporation authorizes us to issue up to 100,000,000 shares of our common stock, of which 99,505,041 shares were outstanding as of November 20, 2020. In addition, as of November 20, 2020, we had outstanding stock options allowing for the purchase of as many as approximately 15.7 million shares of common stock and we had outstanding warrants to purchase 40,000 shares of common stock. If all of our outstanding stock options and warrants were exercised, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

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

Equity Issuances

On March 3, 2020, we entered into the 2020 Aspire Purchase Agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, we had the right to direct Aspire Capital to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2020 Aspire Purchase Agreement. The 2020 Aspire Purchase Agreement replaced the 2019 Aspire Purchase Agreement, which terminated under the terms of the 2020 Aspire Purchase Agreement. In consideration for entering into the 2020 Aspire Purchase Agreement, we issued to Aspire Capital 2,374,545 shares of our common stock.

As of September 30, 2020, we have issued to Aspire Capital a total of 44,227,890 shares of our common stock under the 2020 Aspire Purchase Agreement. During the nine months ended September 30, 2020, we issued a total of 48,238,893 shares of our common stock to Aspire Capital under the 2019 Aspire Purchase Agreement and the 2020 Aspire Purchase Agreement in exchange for $32.0 million plus Aspire Capital’s commitment to participate in the 2020 Aspire Purchase Agreement.

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

Table of Contents	20	Financial Statement Index

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of September 30, 2020, and changes during the nine months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	10,359,079	$4.20
Exercised	(148,364)	0.87
Forfeited, cancelled or expired	(87,500)	2.63
Outstanding at September 30, 2020	10,123,215	$4.26	5.9	$—
Options exercisable at September 30, 2020	9,959,528	$4.32	5.9	$—

The following table summarizes activity under our equity incentive plans related to the China Cash Bonuses as of September 30, 2020, and changes during the nine months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	1,087,500	$5.20
Granted	300,000	1.37
Forfeited, cancelled or expired	(313,500)	5.44
Outstanding at September 30, 2020	1,074,000	$4.07	6.6	$—
Options exercisable at September 30, 2020	752,250	$5.21	5.2	$—

During the three months ended September 30, 2020, we granted to employees and directors, excluding our CEO, options to purchase approximately 5.6 million shares of our common stock. The option agreements governing the grants contain a stipulation that, regardless of vesting, such options do not become exercisable unless and until stockholders approve an amendment to our Amended and Restated Certificate of Incorporation to increase in the number of authorized shares of our common stock in an amount sufficient to allow for the exercise of the options and we have filed a corresponding Certificate of Amendment to our Amended and Restated Certificate of Incorporation reflecting such increase in the number of authorized shares of our common stock. Given the requirement for stockholder approval of additional authorized shares to make the stock options exercisable, a grant date for accounting purposes has not yet occurred.

During the three months ended September 30, 2020 and 2019, we incurred share-based compensation expense (benefit) of $(0.4) million and $0.1 million, respectively. During the nine months ended September 30, 2020 and 2019, we incurred share-based compensation expense of $0.3 million and $0.3 million, respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

On July 27, 2020, we collected approximately $0.5 million of receivables from related parties. The receivables represented cash advances in excess of expense reimbursements to senior management. The cash received from these receivables was subsequently injected as additional capital into our VIEs in China.

Table of Contents	21	Financial Statement Index

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

The following table presents the major classes of line items constituting the pretax profit or loss of the disposed Travel and Entertainment segment (in thousands):

Nine Months Ended
September 30, 2019
Revenue	$27,432

Cost of revenue (excluding depreciation and amortization)	4,016
Selling, general and administrative	18,383
Technology and development	3,280
Depreciation, amortization and impairments	8,007
Other operating expense	384
Other expense (income) and loss (gain), net	(3,814)
Loss from discontinued operations before income taxes	(2,824)
Benefit from income taxes	214
Loss from discontinued operations	$(2,610)

NOTE 18. SUBSEQUENT EVENTS

On each of September 1, 2020, October 1, 2020 and November 1, 2020, we paid a cumulative total of $150,000 to the Hughes Center Landlord representing, in addition to the $0.45 million we initially paid under the Hughes Center Lease Settlement in August 2020, full settlement of our obligations with respect to the office lease for our former office located at 3960 Howard Hughes Parkway in Las Vegas, Nevada. On November 5, 2020, the Hughes Center Landlord filed a Notice of Voluntary Dismissal with Prejudice with the District Court of Clark County, Nevada dismissing their legal action against us.

Table of Contents	22	Financial Statement Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2020 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

OVERVIEW

We are a diversified global technology company with leading artificial intelligence (“AI”) and data-analytics solutions, as well as a portfolio of digital media properties.

Our AI Business

Through our proprietary data and AI platform, our Remark AI business (currently known in the Asia-Pacific region as KanKan) generates revenue by delivering AI-based vision products, computing devices and software-as-a-service solutions for businesses in many industries. In addition to the other work that we have ramped up, we continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe keeps us among the leaders in technology development. During 2019, our research team participated in a series of computer vision competitions at the Conference on Computer Vision and Pattern Recognition and the International Conference on Computer Vision (considered the top two computer vision conferences in the world) and was ranked first or second in many of such competitions.

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

Table of Contents	23	Financial Statement Index

codes. From commercial kitchens to factories to construction work zones, our safety-compliance algorithms manage regulatory functions, review hygienic and equipment status while checking and alerting management regarding violations.

Our Biosafety Business

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

Other Businesses

We also maintain a digital media portfolio which, in addition to operating businesses, includes an approximately 4.4% ownership in the issued stock of Sharecare, Inc., an established health and wellness platform with more than 100 million users, which has now raised in excess of $425 million of total capital. We continue to evaluate opportunities to monetize and maximize the value of this asset for our shareholders. In addition to AI-based products revenue from our Remark AI business, activities such as online merchandise sales generated from Bikini.com, our e-commerce website selling swimwear and accessories in the latest styles, also contributed to our consolidated revenue in the current-year and prior-year periods, while advertising also contributed to revenue in prior-year periods.

Overall Business Outlook

Our innovative AI-based solutions continue to gain worldwide awareness and recognition through media exposure, comparative testing, product demonstrations and word of mouth resulting from positive responses and increased acceptance. We intend to expand our business not only in the Asia-Pacific region, where we believe there still are fast-growth AI market opportunities for our solutions, but also in the United States and other countries where we see a tremendous number of requests for AI products and solutions in the workplace and public safety markets, especially in response to the COVID-19 pandemic. However, the COVID-19 pandemic may also continue to present challenges to our business, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. We continue to pursue large business opportunities, but anticipating when, or if, we can close these opportunities is difficult. Quickly deploying our software solutions in the market segments we have identified, in which we may face a number of large, well-known competitors, is also difficult.

Table of Contents	24	Financial Statement Index

Business Developments During 2020

After spending most of the first quarter of 2020 on product development and relationship building, we were able to launch our biosafety business in the second quarter of 2020 and begin recognizing revenue from sales of the new products. Our expectation is that the U.S. will be the primary market for this new product line, though we will continue to work to develop other markets as well. The third quarter of 2020 saw us ramp up execution of our larger contracts in China, such as that with China Mobile and contracts with several school districts. We expect to continue completing projects under those contracts and under other contracts to continue to increase revenue from our China AI. Our work to build on the initial success of our biosafety business continues. Not all businesses across the U.S. have re-opened after COVID-19 lockdowns and not all of those that have re-opened have done so completely, which, in addition to the uncertainty of whether new closures will be implemented, somewhat slowed our biosafety business sales during the third quarter of 2020. Customers and potential customers, however, continue to show strong interest in our products, so we expect that revenue from the biosafety business will increase as more businesses can begin to make their plans to re-open.

Though Chinese New Year celebrations, working capital constraints and the U.S.-China trade war had some adverse impact, our business has also been significantly impacted by the COVID-19 pandemic, which has resulted in national and local governmental authorities across the world implementing numerous preventative measures in an effort to control the spread of the virus, including travel restrictions, shelter-in-place orders, school closings, closure of non-essential businesses and other quarantine measures. The pandemic and the related preventative measures have limited our operational capabilities by preventing our employees from working for long periods of time and causing many of our customers to delay implementation of contracts we already signed with them, all of which has adversely impacted our business and results of operations. Our business and financial results may be materially and adversely impacted by the COVID-19 pandemic for the duration of 2020 or longer, and we are unable to predict the duration or degree of such impact with any certainty. For example, health officials have predicted a surge in COVID-19 infections during the fall and winter of 2020, which could lead to additional preventative measures including a reintroduction of quarantines in places that have relaxed such quarantines after the initial outbreak.

The following table presents our revenue categories as a percentage of total consolidated revenue during the nine months ended September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
AI-based products and services	94%	80%	91%	72%
Advertising and other	6%	20%	9%	28%

CRITICAL ACCOUNTING POLICIES

During the three and nine months ended September 30, 2020, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2019 Form 10-K.

Table of Contents	25	Financial Statement Index

RESULTS OF OPERATIONS

The following tables summarize our operating results for the three and nine months ended September 30, 2020, and the discussion following the tables explains material changes in the operating results for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019.

(dollars in thousands)	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Revenue	$2,646	$686	$1,960	286%

Cost of revenue	1,679	189	1,490	788%
Sales and marketing	417	736	(319)	(43)%
Technology and development	738	752	(14)	(2)%
General and administrative	2,380	3,052	(672)	(22)%
Depreciation and amortization	72	229	(157)	(69)%
Impairments	463	—	463

Interest expense	(60)	(457)	397	(87)%
Other income	(58)	(24)	(34)	142%
Gain on lease termination	2,044	—	2,044
Change in FV of warrant liability	5,570	(160)	5,730	(3,581)%
Other gain (loss)	21	(28)	49	(175)%

(dollars in thousands)	Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Revenue	$5,376	$4,760	$616	13%

Cost of revenue	2,910	3,323	(413)	(12)%
Sales and marketing	1,319	2,282	(963)	(42)%
Technology and development	2,863	2,910	(47)	(2)%
General and administrative	7,018	8,483	(1,465)	(17)%
Depreciation and amortization	228	814	(586)	(72)%
Impairments	463	—	463
Other operating expense	—	6	(6)	(100)%

Interest expense	(1,296)	(1,397)	101	(7)%
Other income	(1)	23	(24)	(104)%
Gain on lease termination	3,582	—	3,582
Change in FV of warrant liability	(633)	502	(1,135)	(226)%
Other gain (loss)	(52)	(27)	(25)	93%

Table of Contents	26

Revenue and Cost of Revenue. During the three months ended September 30, 2020, we ramped up execution of our larger contracts in China, such as that with China Mobile and the contracts with several school districts, such that we were able to complete more projects than we did in the comparable period of 2019 and earn $1.3 million more revenue. Also, we collected $0.2 million more from customers related to projects we completed in prior years but for which we could not immediately recognize revenue due to uncertainty regarding collections. Lastly, our new biosafety business contributed $0.4 million to the overall increase in revenue during the three months ended September 30, 2020 as we launched our thermal imaging product line primarily in the U.S beginning in 2020.

Cost of revenue during the three months ended September 30, 2020 primarily increased in conjunction with the ramping up of work on our larger contracts in China, while the new biosafety business added another $0.3 million to cost of revenue.

During the nine months ended September 30, 2020, the $1.5 million increase in revenue from our biosafety business was partially offset as revenue from our Remark Entertainment business decreased $0.5 million due to contracts that ended in the prior year that we did not renew, while e-commerce revenue decreased about $0.3 million due to the combined effects of our decision to sell portions of our inventory at lower costs as well as reduced orders as the COVID-19 pandemic set in and changed consumer behavior.

Though revenue related to our China AI projects remained relatively unchanged during the nine months ended September 30, 2020 from the comparable period of 2019, the cost of revenue decreased by $0.8 million. One project that we completed during the first quarter of 2019 was a larger project for which we recognized approximately $0.9 million in cost of revenue despite not being able to recognize the associated revenue due to uncertainty of collection of contract amounts due to us. Cost of revenue also decreased by $0.6 million during the nine months ended September 30, 2020 because we had recognized a full reserve against our e-commerce inventory in the prior year. The decreases in cost of revenue were offset by the increase in cost of revenue associated with our biosafety business which began in 2020.

Sales and marketing. The decrease in sales and marketing expense for the three and nine months ended September 30, 2020 primarily resulted from a decrease in headcount.

General and administrative. During the three and nine months ended September 30, 2020, bad debt expense decreased by $0.7 million because collection patterns have not indicated a need to record a significant allowance in the current year periods. We also entered into a less-costly lease on our current office space in Las Vegas, which caused decreases of $0.3 million and $0.6 million, respectively, in rent expense. Also, a decrease in headcount contributed to the overall decrease in general and administrative expense in both periods of 2020.

Depreciation and amortization. The decrease in depreciation and amortization was the result of long-lived assets which were being depreciated or amortized in the prior-year periods which were no longer being depreciated in the current year periods because such assets became fully depreciated or amortized before, or during the early part of, the current year periods.

Impairments. During third quarter of 2020, we impaired our investment in AIO, resulting in an impairment charge of $0.4 million. No impairments were recorded during 2019.

Interest expense. Our prepayment of a large portion of our debt when we completed the sale of Vegas.com resulted in the decrease in interest expense for the three and nine months ended September 30, 2020.

Gain on lease termination. During August 2020, we entered into a settlement agreement relating to the lease for our former office space in Las Vegas which we vacated during March 2020. During March 2020, we reduced right of use assets and operating lease liabilities relating to this lease, which resulted in a gain on lease termination of $1.5 million. In addition, we recognized a further gain of $2.0 million during August 2020, when we entered into the Hughes Center Lease Settlement. The comparable period of the prior year reflected no comparable activity.

Change in fair value of warrant liability. The fair value of our warrant liability maintains a direct relationship with the price of our common stock. The decrease in our common stock price between June 30, 2020 and September 30, 2020 caused the decrease in the fair value of our warrant liability during such period, while the increase in our common stock price between

Table of Contents	27

December 31, 2019 and September 30, 2020 resulted in a corresponding increase in the fair value of our warrant liability during nine months ended September 30, 2020. The increase in our common stock price between June 30, 2019 and September 30, 2019 caused the decrease in the fair value of our warrant liability during such period, but our common stock price decreased to a lesser extent between December 31, 2018 and September 30, 2019. The increase in the fair value of our warrant liability during the nine months ended September 30, 2020 was due to an increase in our estimate of the expected volatility of our stock price that we use as an input to the model used to estimate the fair value of the warrants, the effect of which was only slightly offset by the decrease in our common stock price during the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2020, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $354.7 million as of September 30, 2020. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $14.5 million during the nine months ended September 30, 2020. As of September 30, 2020, our cash and cash equivalents balance was $2.1 million, and we had a negative working capital balance of $5.8 million.

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

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of September 30, 2020, we owed $1.5 million in principal and $0.4 million in accrued interest on such note.

Pursuant to the terms of the purchase agreement we entered into in connection with our acquisition of Vegas.com in 2015, we were obligated to make an Earnout Payment of $1.0 million based upon the performance of Vegas.com in the year ended December 31, 2018. We made the payment during August 2020.

On March 3, 2020, we entered into the 2020 Aspire Purchase Agreement, later amended on April 9, 2020, with Aspire Capital under which Aspire Capital purchased $30.0 million of shares of our common stock. The 2020 Aspire Purchase Agreement terminated and replaced the 2019 Aspire Purchase Agreement.

Included in Other long-term assets as of September 30, 2020 is a loan of $1.5 million we made to an unrelated entity (our “China Business Partner”) pursuant to a loan agreement we entered into with the China Business Partner. We are in the process of negotiating a separate contract with the China Business Partner setting out the terms pursuant to which the China Business Partner will assist us in obtaining contracts from some of the largest companies in China. Under the loan agreement with the China Business Partner, upon receipt of a borrowing request from the China Business Partner, we have an obligation to advance up to an aggregate amount of $5.1 million over the loan term of five years. The initial $1.5 million that we have advanced allowed our China Business Partner to purchase and modify hardware to integrate with our AI software and meet the needs of potential customers such that the resulting integrated solutions could be demonstrated to the potential customers while bidding on large contracts. Any loans we make under the loan agreement will bear a simple interest rate of 10% per annum payable before each December 31st during the loan term and will be convertible at our election into equity of the China Business Partner upon the China Business Partner’s next equity financing.

Table of Contents	28

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities, in conjunction with the ongoing events of default under the Financing Agreement, give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth as well as through sales of our thermal-imaging products. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q. As a result, we are actively evaluating strategic alternatives including debt and equity financings and potential sales of investment assets or operating businesses.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to November 23, 2021.

Cash Flows - Continuing Operating Activities

During the nine months ended September 30, 2020, we used $3.8 million more cash in continuing operating activities than we did during the same period of the prior year. The increase in cash used in continuing operating activities is a result of the timing of payments related to elements of working capital.

Cash Flows - Continuing Investing Activities

We engaged in an immaterial amount of investing activities during the nine months ended September 30, 2020, and the change in investing activities from the comparable period of the prior year was not material, exclusive of the proceeds from the sale of Vegas.com in the prior year period.

Cash Flows - Financing Activities

During the nine months ended September 30, 2020, we received $32.0 million from sales of shares of our common stock reflecting more activity under our agreements with Aspire Capital, whereas the same period of 2019 included stock sale proceeds of only $9.3 million. We also received debt proceeds of $0.4 million and repaid $13.3 million of debt during the nine months ended September 30, 2020, while the same period of the prior year included debt repayment of $25.5 million plus loan fee and debt issuance cost payments of $2.3 million. Finally, in the third quarter of 2020, we paid the final Earnout Payment related to our acquisition of Vegas.com in 2015; $0.9 million of the payment was reflected as a financing activity.

Table of Contents	29

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses in our internal control over financial reporting related to: (i) insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our Technology and Data Intelligence segment, (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our Technology and Data Intelligence segment including accounts payable, accrued liabilities, payroll and fixed assets, and (iv) failure to retain documentary evidence of all inventory purchases and the insufficient evaluation of the impact of discounted sales transactions on the valuation of our inventory, all of which we described in our 2019 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2020.

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

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Table of Contents	30

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

Greenspun Litigation

On May 21, 2019, James B. Gibson, in his capacity as the designated representative of the Amy Greenspun Arenson 2010 Legacy Trust, James Adam Greenspun 2010 Legacy Trust, Moira Greenspun Tarmy 2010 Legacy Trust, Jeffrey Aaron Fine 2010 Legacy Trust, Alyson Fine Marmur 2010 Legacy Trust, Jonathan M. Fine 2010 Legacy Trust, Kathryn A. Fine 2010 Legacy Trust, DRG Holdings, LP, DRG Legacy Limited Partnership, LLP and GC Investments, LLC, filed a Complaint against us in the District Court for Clark County, Nevada alleging that we breached the purchase agreement we entered into in connection with our acquisition of Vegas.com from the plaintiffs in 2015 by failing to make the final earnout payment under such purchase agreement. On July 12, 2019, the Nevada court entered a judgment against us in the total amount of $1,050,000. On August 19, 2020, we paid in full all amounts owed to the plaintiffs in satisfaction of such judgment.

Landlord Litigation

On April 9, 2020, the Hughes Center Landlord filed a Complaint against us in the District Court for Clark County, Nevada alleging that we breached the office lease we entered into with the Hughes Center Landlord for our former office located at 3960 Howard Hughes Parkway in Las Vegas, Nevada by failing to pay rent and other required charges under such lease and seeking monetary damages in the amount of past due rent and other charges, plus attorneys’ fees and costs and interest and certain declaratory relief. On August 3, 2020, we entered into a settlement agreement with the plaintiff, pursuant to which we immediately paid $0.45 million and agreed to pay another $0.15 million in three equal installments on each of September 1, 2020, October 1, 2020 and November 1, 2020, to the plaintiff in full settlement of our obligations with respect to such office

Table of Contents	31

lease. We made such payments in full and on November 5, 2020, the Hughes Center Landlord filed a Notice of Voluntary Dismissal with Prejudice with the District Court of Clark County, Nevada dismissing their legal action against us.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents	32

ITEM 5.    OTHER INFORMATION

None

Table of Contents	33

ITEM 6.    EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.1	Certificate of Elimination filed with the Secretary of State of Delaware on July 20, 2020.	8-K	7/20/20	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	7/24/20	3.1
3.3	Certificate of Correction of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	7/31/20	3.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	34	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	November 23, 2020	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	35	Financial Statement Index