Form 10-K
period 2020-12-31
REMARK HOLDINGS, INC.
filed 2021-03-31
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑
As of June 30, 2020, the aggregate market value of our voting and non-voting common equity held by non-affiliates was $220.9 million.
As of March 29, 2021, a total of 99,916,941 shares of our common stock were outstanding.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The matters discussed in this Annual Report on Form 10-K (this “2020 Form 10-K”) include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, “our”). You will find forward-looking statements principally in the sections entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are identifiable by words or phrases indicating that Remark or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should,” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that we are “positioned” for a particular result, or similarly stated expectations. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this 2020 Form 10-K, other report, release, presentation, or statement.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this 2020 Form 10-K and other periodic reports filed with the Securities and Exchange Commission (“SEC”), there are many important factors that could cause actual results to differ materially. Such risks and uncertainties include general business conditions, changes in overall economic conditions, our ability to integrate acquired assets, the impact of competition and other factors which are often beyond our control.

This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity, financial condition and prospects. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information that we obtain after the date of this 2020 Form 10-K.

Table of Contents	ii

PART I

ITEM 1.    BUSINESS.

OVERVIEW

Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”), which include its consolidated variable-interest entities (“VIEs”), are a diversified global technology company with leading artificial intelligence (“AI”) and data-analytics, as well as a portfolio of digital media properties.

Our innovative artificial intelligence (“AI”) and data analytics solutions continue to gain worldwide awareness and recognition through comparative testing, product demonstrations, media exposure, and word of mouth. We continue to see positive responses and increased acceptance of our software and applications in a growing number of industries. We intend to expand our business in three major regions, Asia-Pacific, North America, and Europe. The Asia-Pacific region has a fast-growth AI market with significant opportunities for our solutions. In North America, primarily in the United States, and Europe, we see robust demand for AI products and solutions in a growing number of industries, including potential growth opportunities particularly in the workplace and public safety markets, especially in response to the COVID-19 pandemic. The COVID-19 pandemic, as well as economic and geopolitical conditions, particularly in international markets, could adversely affect our business. We continue to pursue large business opportunities where we can quickly deploy our software solutions in the market segments we have identified, in which we may face a number of large, well-known competitors.

Our U.S. operations are headquartered in Las Vegas, Nevada, and our China operations are headquartered in Chengdu, China with additional operations in Beijing, Shanghai, and Hangzhou. Our common stock, par value $0.001 per share, is listed on the NASDAQ Capital Market under the ticker symbol MARK.

OUR BUSINESS

Development

In 2009, we co-founded a U.S.-based venture, Sharecare, Inc. (“Sharecare”), to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As a part of the transactions, we received an equity stake in Sharecare, which constitutes approximately 4.4 percent of Sharecare’s issued capital stock at December 31, 2020. We also maintain representation on Sharecare’s board of directors.

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

Business Model

We currently earn the majority of our revenue from sales of AI-based products and services. Excluding general and administrative expense, the primary costs we incur to earn the revenue described above include:

•software development costs, including licensing costs for third-party software

Table of Contents	1

•cost of equipment related to customized AI products

•costs associated with marketing our brands

AI Business

Through our proprietary data and AI platform, our Remark AI business (currently known in the Asia-Pacific region as KanKan) generates revenue by delivering AI-based software products, AI computing devices and software-as-a-service solutions for businesses in many industries. In addition to the other work that we have ramped up, we continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe keeps us among the leaders in technology development. Our research team continues to participate in various computer vision competitions at which it wins or ranks near or at the top.

We continue to market Remark AI’s innovative AI-based solutions to customers in the retail, urban life cycle and workplace and food safety markets.

Retail Solutions. Utilizing a client’s existing cameras and IoT devices placed throughout the store, Remark AI’s retail solutions swiftly analyze real-time customer shopping behavior, such as time of store entry and shelf-browsing habits, and provide managers with a customer heatmap that reflects traffic patterns. Purchase history is also analyzed, leading to relevant offers for future purchase conversions, and customers for their continued loyalty through a special VIP status that brings customized promotions and coupons along with attentive customer service. Remark AI’s retail solutions allow retailers and store managers to make better data-driven decisions regarding store layout, item placement, and pricing strategy, all while anonymizing customers’ identities to protect their privacy.

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

Table of Contents	2

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

Other Businesses

In addition to our AI and data analytics solutions, we maintain a digital media portfolio which, in addition to operating businesses, includes an approximately 4.4 percent ownership in the issued stock of Sharecare, an established health and wellness platform with more than 100 million users. We continue to evaluate opportunities to monetize and maximize the value of this asset for our shareholders. In addition to Data Platform Services revenue from our AI business, activities such as online merchandise sales generated from Bikini.com, our e-commerce website selling swimwear and accessories in the latest styles, also contributed to our consolidated revenue in the current-year and prior-year periods, while advertising also contributed to revenue in prior-year periods.

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

Table of Contents	3

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

Governmental Regulation

The services we provide are subject to various laws and regulations. We are subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business on the Internet. These laws and regulations may involve privacy, rights of publicity, data protection, content regulation, intellectual property, competition, protection of minors, consumer protection, taxation or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. There are a number of legislative proposals pending before federal, state, and foreign legislative and regulatory bodies concerning data protection that may affect us. We incorporated the principles of the European Union (“EU”) General Data Protection Regulation (“GDPR”) into our internal data protection policy for our product development and solution implementation. In addition, we voluntarily hired an independent, authorized third party in Germany to conduct a GDPR audit of our privacy practices. The audit found that we are compliant with the GDPR principles.

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

The following diagram illustrates our China holding structure as of the date of this 2020 Form 10-K. The diagram omits certain entities which are immaterial to our results of operations and financial condition. Equity interests depicted in this diagram are 100% owned. The relationships between each of Chengdu Remark Technology Co., Ltd.; Hangzhou Shufeng Technology Co., Ltd.; Remark Data Technology Co., Ltd. and BoNet (Beijing) Technology LLC, on the one hand, and KanKan Technology (Shanghai) Co., Ltd., on the other hand, as illustrated in the following diagram are governed by contractual arrangements, including in each case an Exclusive Call Option Agreement, an Exclusive Business Cooperation Agreement, a Proxy Agreement and an Equity Pledge Agreement, and do not constitute equity ownership.

Table of Contents	4

Employees

We employed 77 people as of March 29, 2021, all of which are full-time employees.

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

Table of Contents	6

ITEM 1A.    RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this 2020 Form 10-K, including our consolidated financial statements and notes thereto, before deciding whether to invest in our common stock. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

We have insufficient authorized capital stock to issue common stock to all of the holders of our outstanding stock options and warrants and will need to seek stockholder approval to authorize additional shares of common stock in connection with the exercise of such outstanding securities or any future equity financing transactions.

Our Amended and Restated Certificate of Incorporation authorizes us to issue up to 100,000,000 shares of our common stock, of which 99,916,941 shares were outstanding as of March 29, 2021. In addition, as of March 29, 2021, we had outstanding stock options allowing for the purchase of as many as approximately 15.3 million shares of common stock and we had outstanding warrants to purchase 40,000 shares of common stock. If all of our outstanding stock options and warrants were exercised, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

As a result of such potential shortfall in the number of our authorized shares of common stock, we will have insufficient shares of common stock available to issue in connection with the exercise of our outstanding stock options and warrants or any future equity financing transaction we may seek to undertake. Accordingly, we are currently seeking approval of an increase in the number of our authorized shares of common stock at a special meeting of stockholders to be held on April 6, 2021. However, we cannot assure you that our stockholders will authorize an increase in the number of shares of our common stock. Our failure to have a sufficient number of authorized shares of common stock for issuance upon future conversion of our outstanding stock options and warrants could result in a breach under such securities, which could adversely affect our business, financial condition, results of operations and prospects.

The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business and financial results.

The global outbreak of COVID-19 has impacted our business and could continue to have a significant impact on our business. The impact of COVID-19 on our business and future financial results could include, but may not be limited to:

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

Table of Contents	7

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

Privacy and data protection laws are rapidly changing and likely will continue to do so for the foreseeable future, which could have an impact on how we develop and customize our AI products and software. In the U.S., the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020 and applies to processing of personal information of California residents. Other states, including Nevada, have enacted or are considering similar privacy or data protection laws that may apply to us. The U.S. government, including the Federal Trade Commission and the Department of Commerce, also continue to review the need for greater or different regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the U.S. Congress is considering a number of legislative proposals to regulate in this area. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. For example, the GDPR became effective on May 25, 2018. GDPR would apply to us should we expand our AI business into member countries of the EU. Violations of the GDPR may result in significant penalties, and countries in the EU are still enacting national laws that correspond to certain portions of the GDPR.

The growth and development of AI may prompt calls for more stringent consumer privacy protection laws that may impose additional burdens on companies such as ours. Any such changes would require us to devote legal and other resources to address such regulation.

Table of Contents	8

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

Table of Contents	9

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

Because we are restricted or prohibited by the Chinese government from owning certain Internet operations in China, we are dependent on our VIEs, in which we have no direct ownership interest, to provide our AI-based products and services through contractual arrangements among the parties and to hold some of our assets. These contractual arrangements may not be as effective in providing control over our operations as direct ownership of these businesses. For example, if we had direct ownership of our VIEs, we would be able to exercise our rights as a shareholder to effect changes in their boards of directors, which in turn could effect changes at the management level. Due to our VIE structure, we have to rely on contractual rights to effect control and management of our VIEs, which exposes us to the risk of potential breach of contract by the VIEs or their shareholders. In addition, as each of our VIEs is jointly owned by its shareholders, it may be difficult for us to change our corporate structure if such shareholders refuse to cooperate with us. In addition, some of our subsidiaries and VIEs could fail to take actions required for our business. Furthermore, if the shareholders of any of our VIEs were involved in proceedings that had an adverse impact on their shareholder interests in such VIE or on our ability to enforce relevant contracts related to the VIE structure, our business would be adversely affected.

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

Table of Contents	10

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

The Note (as defined below) contains certain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

On February 10, 2021, we entered into a senior secured promissory note (the “Note”) with certain of our subsidiaries as guarantors (the “Guarantors”) and Jefferson Remark Funding LLC (the “Lender”), pursuant to which the Lender extended credit to us consisting of a one-year term loan in the principal amount of $5.0 million. The Note requires us to satisfy various covenants, including using the proceeds from borrowings under the Note for general corporate purposes in a manner consistent with the identified use of proceeds previously disclosed by us to the Lender. The Note also contains restrictions on our abilities to engage in certain transactions without the consent of the Lenders, and may limit our ability to respond to changing business and economic conditions. The restrictions include, among other things, limitations on our ability and the ability of our subsidiaries to:

Table of Contents	11

•change its name or corporate form or jurisdiction of organization;

•merge with another entity (other than an affiliate of Lender);

•consolidate, or sell or dispose of any material portion of our assets;

•sell, lease, license, convey, assign (by operation of law or otherwise), exchange or otherwise voluntarily or involuntarily transfer or dispose of any interest in any of its assets (other than upon receipt of fair consideration for obsolete assets, trade-ins and disposition, sales or licenses in the ordinary course of business) or any portion thereof or encumber, or hypothecate, or create, incur or permit to exist any pledge, mortgage, lien, security interest, charge, encumbrance or adverse claim upon or other interest in or with respect to any of its assets (other than permitted liens); and

•directly or indirectly enter into or permit to exist any transaction with any affiliate (other than a wholly-owned subsidiary) of us.

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

Should we suffer an adverse outcome from intellectual property litigation, we may incur significant liabilities, we may be required to license disputed rights from third parties, or we may have to cease using the subject technology. If we are found to infringe upon third-party intellectual property rights, we cannot provide assurance that we would be able to obtain licenses to such intellectual property on commercially reasonable terms, if at all, or that we could develop or obtain alternative technology. If we fail to obtain such licenses at a reasonable cost, such failure may materially disrupt the conduct of our business, and could consume substantial resources and create significant uncertainties. Any legal action against us or our collaborators could lead to:

•payment of actual damages, royalties, lost profits, potentially treble damages and attorneys’ fees if we are found to have willfully infringed a third party’s patent rights;

•injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell our products;

•us or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all; or

•significant cost and expense, as well as distraction of our management from our business.

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

Table of Contents	13

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

In addition, as our business grows, our technological and network infrastructure must keep in-line with our needs. Future demand is difficult to forecast and we may not be able to adequately handle large increases unless we spend substantial amounts to augment our ability to handle increased traffic. Additionally, the implementation of increased network capacity contains some execution risks and may lead to ineffectiveness or inefficiency. This could lead to a diminished experience for our consumers and advertisers and damage our reputation and relationship with them, leading to lower marketability and negative effects on our operating results. Moreover, the pace of innovative change in network technology is fast and if we do not keep up, we may lag behind competitors. The costs of upgrading and improving technology could be substantial and negatively affect our business, financial condition, results of operations and cash flows.

Risks Relating to our Company

We have a history of operating losses and we may not generate sufficient revenue to support our operations.

During the year ended December 31, 2020, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $360.5 million.

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

Our independent registered public accounting firm’s reports for the fiscal years ended December 31, 2020 and 2019 have raised substantial doubt regarding our ability to continue as a “going concern.”

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.

Table of Contents	14

Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

We operate outside of the United States in China. China has different economic conditions, languages, currency, consumer expectations, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments (including labor laws and customs), tax laws and levels of political stability. We are subject to associated risks typical of international businesses, including, but not limited to, the following:

•Local economic or political instability;

•Threatened or actual acts of terrorism;

•Compliance with additional laws applicable to companies operating internationally as well as local laws and regulations, including the Foreign Corrupt Practices Act, data privacy requirements, labor and employment law, laws regarding advertisements and promotions and anti-competition regulations;

•Diminished ability to legally enforce contractual rights;

•Increased risk and limits on enforceability of intellectual property rights;

•Restrictions on, or adverse consequences related to, the withdrawal of non-U.S. investment and earnings;

•Restrictions on repatriation of cash as well as restrictions on investments in operations;

•Financial risk arising from transactions in multiple currencies as well as foreign currency exchange restrictions;

•Difficulties in managing staff and operations due to distance, time zones, language and cultural differences; and

•Uncertainty regarding liability for services, content and intellectual property rights, including uncertainty as a result of local laws and lack of precedent.

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

Table of Contents	15

We continue to evolve our business strategy and develop new brands, products and services, and our future prospects are difficult to evaluate.

We are in varying stages of development with regard to our business, including our artificial intelligence business driven by our AI platform, so our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in the early stages of development of business models and products. Some of such risks and difficulties include our ability to, among other things:

•manage and implement new business strategies;

•successfully commercialize and monetize our assets;

•continue to raise additional working capital;

•manage operating expenses;

•establish and take advantage of strategic relationships;

•successfully avoid diversion of management’s attention or of other resources from our existing business

•successfully avoid impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions;

•prevent, or successfully temper, adverse market reaction to acquisitions;

•manage and adapt to rapidly changing and expanding operations;

•respond effectively to competitive developments; and

•attract, retain and motivate qualified personnel.

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

Our investment in Sharecare’s equity securities is currently illiquid.

Our investment in Sharecare’s equity securities is illiquid. Sharecare is unlikely to pay current dividends on its equity securities, and our ability to realize a return on our investment, and recover our investment, will be dependent on Sharecare’s continued success. There is currently no public market for Sharecare’s securities, which are subject to restrictions on resale that might prevent us from selling such securities during periods in which it would be advantageous to do so. Additionally, our equity position in Sharecare may be diluted if Sharecare issues additional equity, options, or warrants.

Table of Contents	16

Risks Relating to Our Common Stock

Our stock price has fluctuated considerably and is likely to remain volatile, and various factors could negatively affect the market price or market for our common stock.

The trading price of our common stock has been and may continue to be volatile. From January 1, 2019, through March 29, 2021, the high and low sales prices for our common stock were $4.72 and $0.25, respectively. The trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•general market and economic conditions;

•the low trading volume and limited public market for our common stock;

•minimal third-party research regarding our company; and

•the current and anticipated future operating performance and equity valuation of Sharecare, in which we have a significant equity investment.

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

As of March 29, 2021, our Chairman and Chief Executive Officer, Kai-Shing Tao, may be deemed to beneficially own 10,200,634 shares, or 9.8% of our common stock, and Lawrence Rosen may be deemed to beneficially own 5,418,616 shares, or 5.4% of our common stock. The interests of these stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

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

As of March 29, 2021, we had outstanding stock options allowing for the purchase of as many as approximately 15.3 million shares of common stock. Also outstanding were warrants we issued as part of the consideration for our acquisition of assets of China Branding Group Limited (the “CBG Acquisition” and such warrants, the “CBG Acquisition Warrants”), providing for the right to purchase 40,000 shares of common stock at per-share exercise prices of $10.00. We are also obligated to issue additional CBG Acquisition Warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00 (we have already accounted for the liability associated with such unissued CBG Acquisition Warrants in our consolidated balance sheet as part of the line item Warrant liability). On February 21, 2018, we initiated a legal proceeding seeking, among other things, a declaration that we are not required to deliver the unissued CBG Acquisition Warrants. The parties to the proceeding entered into a Stipulation for Settlement which sets forth terms with respect to the issuance of such unissued CBG Acquisition Warrants. We describe the Stipulation for Settlement in more detail in Item 3 of this 2020 Form 10-K.

The CBG Acquisition Warrants are exercisable on a cashless basis only, such that they cannot be exercised for the entire amount of shares purchasable under the warrants, and they effectively cannot be exercised to purchase shares of common stock unless the applicable market value of the common stock exceeds the applicable exercise price under the terms thereof.

The issuance of common stock pursuant to the warrants described above would substantially dilute the proportionate ownership and voting power of existing stockholders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

Table of Contents	17

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

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of the General Corporation Law of the State of Delaware (“DGCL”), which may discourage, delay or prevent a merger with, acquisition of or other change in control of Remark, even if such a change in control would be beneficial to our stockholders, include the following:

•only our Board of Directors may call special meetings of our stockholders;

•our stockholders may take action only at a meeting of our stockholders and not by written consent;

•we have authorized, undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

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

Table of Contents	18

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

We conduct our operations primarily from office space located in Las Vegas, Nevada, and Chengdu, China. The locations are leased pursuant to agreements expiring in March 2023 and September 2022, respectively. We also lease support offices in Shanghai and Hangzhou, China.

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

HOLDERS OF COMMON STOCK

We had 80 holders of record of our common stock as of March 29, 2021.

DIVIDENDS

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

UNREGISTERED SALES OF EQUITY SECURITIES

Not Applicable

ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 in conjunction with our consolidated financial statements and notes thereto set forth in Part II, Item 8 of this 2020 Form 10-K.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this 2020 Form 10-K.

OVERVIEW

We are a diversified global technology company with leading artificial intelligence and data-analytics solutions, and we also own and operate an e-commerce digital media property focused on a luxury beach lifestyle.

AI Business

Through our proprietary data and AI platform, our Remark AI business (currently known in the Asia-Pacific region as KanKan) generates revenue by delivering AI-based software products, computing devices and software-as-a-service solutions

Table of Contents	20

for businesses in many industries. In addition to the other work that we have ramped up, we continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe keeps us among the leaders in technology development. Our research team continues to participate in various computer vision competitions at which it wins or ranks near or at the top.

We continue to market Remark AI’s innovative AI-based solutions to customers in the retail, urban life cycle and workplace and food safety markets.

Retail Solutions. Utilizing a client’s existing cameras and IoT devices placed throughout the store, Remark AI’s retail solutions swiftly analyze real-time customer shopping behavior, such as time of store entry and shelf-browsing habits, and provide managers with a customer heatmap that reflects traffic patterns. Purchase history is also analyzed, leading to relevant offers for future purchase conversions, and customers for their continued loyalty through a special VIP status that brings customized promotions and coupons along with attentive customer service. Remark AI’s retail solutions allow retailers and store managers to make better data-driven decisions regarding store layout, item placement, and pricing strategy, all while anonymizing customers’ identities to protect their privacy.

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

Table of Contents	21	Financial Statement Index

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

Business Developments During 2020

After spending most of the first quarter of 2020 on product development and relationship building, we were able to launch our biosafety business in the second quarter of 2020 and begin recognizing revenue from sales of the new products. Our expectation is that the U.S. will be the primary market for this new product line, though we will continue to work to develop other markets as well. The third quarter of 2020 saw us ramp up execution of our larger contracts in China, such as the China Mobile project and the projects with several school districts. We expect to continue completing projects under those contracts and under other contracts to continue to increase revenue from our China AI business. Our work to build on the initial success of our biosafety business continues. Not all businesses across the U.S. have re-opened after COVID-19 lockdowns and not all of those that have re-opened have done so completely, which, in addition to the uncertainty of whether new closures will be implemented, somewhat slowed our biosafety business sales during the second half of 2020. Customers and potential customers, however, continue to show strong interest in our products, so we expect that revenue from the biosafety business will increase as more businesses can begin to make their plans to re-open.

Though working capital constraints and the U.S.-China trade war had some adverse impact, our business has also been significantly impacted by the COVID-19 pandemic, which has resulted in national and local governmental authorities across the world implementing numerous preventative measures in an effort to control the spread of the virus, including travel restrictions, shelter-in-place orders, school closings, closure of non-essential businesses and other quarantine measures. The pandemic and the related preventative measures have limited our operational capabilities by preventing our employees from working for long periods of time and causing many of our customers to delay implementation of contracts we already signed with them, all of which has adversely impacted our business and results of operations. Our business and financial results may be materially and adversely impacted by the COVID-19 pandemic during the first half of 2021 or longer, and we are unable to predict the duration or degree of such impact with any certainty.

The following table presents our revenue categories as a percentage of total consolidated revenue during the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
AI-based products services	95%	72%
Advertising and other	5%	28%

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

Table of Contents	22	Financial Statement Index

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the fair value of the liabilities related to certain stock warrants we issued, the fair value of stock options issued under our equity incentive plans, the estimated cash flows we use in assessing the recoverability of long-lived assets, and the estimated fair values we use when indicators suggest the need to quantitatively test goodwill for impairment. Actual results could differ from those estimates.

Accounting for Share-Based Compensation

For grants of restricted stock or restricted stock units, we measure fair value using the closing price of our stock on the measurement date, while we use the Black-Scholes-Merton option pricing model (the “BSM Model”) to estimate the fair value of stock options and similar instruments awarded.

The BSM Model requires the following inputs:

•Expected volatility of our stock price. We analyze the historical volatility of our stock price utilizing daily stock price returns, and we also review the stock price volatility of certain peers. Using the information developed from such analysis and our judgment, we estimate how volatile our stock price will be over the period we expect the stock options will remain outstanding.

•Risk-free interest rate. We estimate the risk-free interest rate using data from the Federal Reserve Treasury Constant Maturity Instruments H.15 Release (a table of rates downloaded from the Federal Reserve website) as of the valuation date for a security with a remaining term that approximates the period over which we expect the stock options will remain outstanding.

•Stock price, exercise price and expected term. We use an estimate of the fair value of our common stock on the measurement date, the exercise price of the option, and the period over which we expect the stock options will remain outstanding.

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

Table of Contents	23	Financial Statement Index

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

We estimate the fair value of the warrants using either the BSM Model, for warrants whose terms do not change resulting from dilutive events (i.e., “plain vanilla” warrants), or the Monte Carlo Simulation method. The Monte Carlo Simulation method uses many of the same types of estimated inputs, such as the expected volatility of our stock price, the risk-free interest rate and the expected term of the warrant, as the BSM Model that we use to estimate the fair value of stock options that we issue.

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

Table of Contents	24	Financial Statement Index

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the year ended December 31, 2020 compared to the year ended December 31, 2019.

(dollars in thousands)	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage
Revenue	$10,145	$5,020	$5,125	102%

Cost of revenue	6,422	3,514	2,908	83%
Sales and marketing	3,378	3,003	375	12%
Technology and development	4,142	3,573	569	16%
General and administrative	9,368	14,174	(4,806)	(34)%
Depreciation and amortization	308	982	(674)	(69)%
Impairments	772	2,522	(1,750)	(69)%
Other operating expenses	—	6	(6)	(100)%
Total cost and expenses	24,390	27,774	(3,384)	(12)%

Interest expense	(1,342)	(1,876)	534	(28)%
Other income, net	—	530	(530)	(100)%
Gain on lease termination	3,582	—	3,582
Change in fair value of warrant liability	(1,610)	1,268	(2,878)	(227)%
Other gain (loss)	(70)	(172)	102	(59)%
Total Other expense	560	(250)	810	(324)%

Revenue and Cost of Revenue. During the second half of the year ended December 31, 2020, we ramped up execution of our larger contracts in China, such as our China Mobile project and the projects with several school districts, such that we were able to complete more projects than we did in 2019 and earn $4.3 million more revenue. Our new biosafety business contributed $1.7 million to the overall increase in revenue as we launched our thermal imaging product line primarily in the U.S beginning in 2020.

The increases in revenue from our project acceleration in China and from our new biosafety business were partially offset by a decrease in the revenue contribution of our Remark Entertainment business of $0.6 million, primarily due to contracts that ended in the prior year that we did not renew, and a decrease in e-commerce revenue of $0.3 million, primarily due to the combined effects of our decision to sell portions of our inventory at lower costs as well as reduced orders due to changes in consumer spending as a result of the COVID-19 pandemic.

Our cost of revenue during the year ended December 31, 2020 primarily increased in conjunction with the ramping up of work on our larger contracts in China, which caused an increase of $2.7 million, while the new biosafety business added another $1.0 million during the period. The increases were partially offset by a decrease of $0.7 million that resulted because we recorded a full reserve against our e-commerce inventory during 2019, meaning that sales in 2020 had no associated cost of revenue.

Sales and marketing. Marketing expense increased by $1.5 million as a result of a payment we made to a third-party computer hardware manufacturer in China to present a combination of their hardware and our KanKan AI software to large potential clients in response to requests for proposals that could result in lucrative contracts on AI projects to modernize such

Table of Contents	25	Financial Statement Index

potential clients’ facilities and operations. A decrease in headcount, including in several more-highly-compensated positions, led to a decrease of $0.6 million in payroll-related expense that partially offset the increase in marketing expense.

Technology and Development. The increase in our common stock price at December 31, 2020 as compared to the price of our common stock on December 31, 2019 caused a $0.5 million increase in share-based compensation expense related to our outstanding liability-classified China Cash Awards. Stock price is an input to the model we use to estimate the fair value of the China Cash Awards, and changes in stock price can cause large fluctuations in our estimates of fair value.

General and administrative. The decrease in general and administrative expense in 2020 from the corresponding 2019 period was affected by the following:

•Net lease cost decreased by $2.9 million. As a result of the early termination of our lease for our former office located in Las Vegas, Nevada (see Note 9 for more information), we recorded additional lease cost of $1.5 million in 2019. We also entered into a less-costly lease on our current office space in Las Vegas in 2020, resulting in the remainder of the decrease in lease cost.

•Bad debt expense decreased by $2.0 million because collection patterns have not indicated a need to record a significant allowance in the current year period, while during 2019 we recorded a large increase in the allowance for doubtful accounts because we identified an increased risk that we may not fully collect on certain trade receivables related to our AI projects and our former FinTech business.

• A decrease in headcount contributed to a decrease of approximately $0.6 million in payroll and related cost.

•An increase of $0.3 million in travel-related expense partially offset the decreases in general and administrative expense noted above, and resulted from increased domestic travel primarily related to the launch of our new biosafety business in the U.S.

•Immaterial increases and decreases affected other accounts in the general and administrative expense category but did not represent trends in our business.

Depreciation and amortization. The decrease in depreciation expense was primarily the result of long-lived assets which were being depreciated or amortized in the prior-year which were no longer being depreciated or amortized in the current year because such assets became fully depreciated or amortized before, or during the early part of, the current year periods.

Impairments. Impairment expense decreased primarily because, during 2019, we recorded a $1.3 million impairment of a security deposit related to our former FinTech business and a $1.0 million impairment of internal-use software projects, while during 2020 we only recorded a $0.4 million impairment of our investment in AIO and a $0.3 million impairment of the intangible asset representing the bikini.com domain name.

Interest expense. Our prepayment of a large portion of our debt when we completed the sale of Vegas.com in May 2019 resulted in the decrease in interest expense.

Other income. The amount of other income we recorded during the year ended December 31, 2019 primarily resulted from our release from a liability related to our former FinTech business. We had no similar activity during 2020.

Gain on lease termination. During August 2020, we entered into a settlement agreement relating to the lease for our former office space in Las Vegas which we vacated during March 2020. During March 2020, we reduced right of use assets and operating lease liabilities relating to this lease, which resulted in a gain on lease termination of $1.5 million. In addition, we recognized a further gain of $2.0 million during August 2020, when we entered into the Hughes Center Lease Settlement (as defined below). The comparable period of the prior year reflected no comparable activity.

Change in fair value of warrant liability. The fair value of our warrant liability maintains a direct relationship with the price of our common stock. The increase in our common stock price between December 31, 2019 and December 31, 2020 caused the increase in the fair value of our warrant liability for the year ended December 31, 2020, while the decrease in our common stock price between December 31, 2018 and December 31, 2019 caused the decrease in fair value during the year

Table of Contents	26	Financial Statement Index

ended December 31, 2019. Partially offsetting the effect of the stock price increase during 2020 was the one-year decrease in the amount of time the warrants are expected to be outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the year ended December 31, 2020, and in each fiscal year since our inception, we have incurred net losses which has resulted in an accumulated deficit of $360.5 million as of December 31, 2020. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $18.0 million during the year ended December 31, 2020. As of December 31, 2020, our cash and cash equivalents balance was $0.9 million and we had a negative working capital balance of $8.3 million. Our net revenue during the year ended December 31, 2020 was $10.1 million.

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

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of December 31, 2020, we owed $1.5 million in principal and $0.5 million accrued interest on such note.

Pursuant to the terms of the purchase agreement we entered into in connection with our acquisition of Vegas.com in 2015, we were obligated to make an Earnout Payment of $1.0 million based upon the performance of Vegas.com in the year ended December 31, 2018. We made the payment during August 2020.

On March 3, 2020, we entered into a new common stock agreement (the “2020 Aspire Purchase Agreement”), later amended on April 9, 2020, with Aspire Capital Fund, LLC (“Aspire Capital”) under which Aspire Capital purchased $30.0 million of shares of our common stock. The 2020 Aspire Purchase Agreement terminated and replaced the 2019 Aspire Purchase Agreement.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities, in conjunction with the ongoing events of default under the Financing Agreement, give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth as well as through sales of our thermal-imaging products. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this 2020 Form 10-K. As a result, we are actively evaluating strategic alternatives including debt and equity financings and potential sales of investment assets or operating businesses.

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions (in particular, in response to the COVID-19 pandemic), will play primary roles in determining whether we can successfully obtain additional capital. We cannot be certain that we will be successful at raising additional capital.

Table of Contents	27	Financial Statement Index

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to March 31, 2022.

Cash Flows - Continuing Operating Activities

We used $5.4 million more cash from operating activities during the year ended December 31, 2020 than we did during the year ended December 31, 2019. The increase in cash used in continuing operating activities partially resulted from the $1.5 million payment we made to try to win lucrative contracts on AI projects to modernize potential clients’ facilities and operations in China, and is also a result of the timing of payments related to elements of working capital.

Cash Flows - Continuing Investing Activities

We engaged in an immaterial amount of investing activities for the year ended December 31, 2020, and the change in investing activities from the comparable period of the prior year was not material, exclusive of the proceeds from the sale of Vegas.com in the prior year period.

Cash Flows - Financing Activities

During the year ended December 31, 2020, we received $32.0 million from sales of shares of our common stock reflecting more activity under our agreements with Aspire Capital, whereas the same period of 2019 included stock sale proceeds of only $10.8 million. We also received debt proceeds of $1.4 million and repaid $13.8 million of debt during the year ended December 31, 2020, while the same period of the prior year included debt repayment of $25.5 million plus loan fee and debt issuance cost payments of $2.3 million. Finally, in the third quarter of 2020, we paid the final Earnout Payment related to our acquisition of Vegas.com in 2015; $0.9 million of the payment was reflected as a financing activity.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the required financial statements and schedules in this 2020 Form 10-K beginning on page F-1.

Table of Contents	28

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, due to the identification of the material weaknesses in our internal control over financial reporting as further described below, our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2020. Notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

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

Table of Contents	29

During our fourth quarter of 2020 and 2019 evaluations, management concluded that we did not select and develop control activities that contributed to the mitigation of risks to acceptable levels, as required by the control activities component of the COSO framework; specifically, we had not completed implementation of our remediation plan related to the material weaknesses we identified during 2018. Such material weaknesses included deficiencies in the documentation of appropriate review and approval of manual journal entries, in our consideration of appropriate revenue recognition criteria for certain contracts arising from our Technology and Data Intelligence segment, and in our monitoring and activity-level controls specific to various business processes within our Technology and Data Intelligence segment. The failure to retain appropriate documentation of our review and approval of manual journal entries has a pervasive impact and, as such, this deficiency resulted in a risk that could have impacted virtually all financial statement account balances and disclosures. Regarding our Technology and Data Intelligence segment, the failure to document consideration of appropriate revenue recognition for certain contracts resulted in a risk that could have materially impacted revenue and cost of sales, while we noted deficiencies in our monitoring and activity-level controls related to processes including accounts payable, accrued liabilities, payroll and fixed assets. The deficiencies in the various business processes aggregate to a material weakness.

Based upon our evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Except for the identified material weaknesses, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. With the oversight of senior management, subsequent to December 31, 2018, a plan to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls was developed. Though the implementation of management’s plans to remediate the material weaknesses identified in 2018 and 2019 have been slowed by various factors, including the COVID-19 pandemic, their implementation is still ongoing; therefore, their effects were not fully mitigated in 2020.

Table of Contents	30	Financial Statement Index

ITEM 9B.    OTHER INFORMATION

None.

Table of Contents	31

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information under the captions Proposal 1: Election of Directors in our proxy statement for our 2021 annual meeting of stockholders (“2021 Proxy Statement”), which we will file with the SEC pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information under the caption Executive Compensation in our 2021 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information under the caption Security Ownership of Certain Beneficial Owners and Management in our 2021 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of December 31, 2020 regarding our equity compensation plans (the 2010 Equity Incentive Plan, the 2014 Incentive Plan, and the 2017 Incentive Plan, all of which were approved by our security holders):

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders	15,345,841	$3.97	3,652,101
Not approved by security holders	—	$—	—

The 2010 Equity Incentive Plan has expired, but options issued under the plan while it was active remain outstanding.

See more detailed information regarding our equity compensation plans in Note 12 in the Notes to Consolidated Financial Statements in this 2020 Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information under the captions Proposal 1: Election of Directors and Corporate Governance in our 2021 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Table of Contents	32

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information under the caption Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2021 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2020 Form 10-K:

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

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this 2020 Form 10-K in the attached Exhibit Index.

EXHIBIT INDEX

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
2.1 [1]	Unit Purchase Agreement, dated August 18, 2015, by and among Remark Media, Inc. (n/k/a Remark Holdings, Inc.), Vegas.com, LLC and the sellers listed on the signature page thereto	8-K	08/20/2015	2.1
2.2 [1]	Second Amended and Restated Asset and Securities Purchase Agreement, dated as September 20, 2016, by and among China Branding Group Limited (in official liquidation), certain of its managers and subsidiaries listed on the signature page thereto, the joint official liquidators, KanKan Limited and Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	8-K	09/26/2016	2.1
2.3 [1]	Membership Interest Purchase Agreement, dated as of March 15, 2019, by and between VDC-MGG Holdings LLC and Remark Holdings, Inc.	8-K	03/19/2019	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	06/08/2016	3.1

Table of Contents	33

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	04/11/2017	3.1
3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	8-K	06/04/2015	3.1
3.6	Amended and Restated Bylaws	8-K	02/13/2015	3.1
3.7	Certificate of Elimination filed with the Secretary of State of Delaware on July 20, 2020.	8-K	07/20/2020	3.1
3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	07/24/2020	3.1
3.9	Certificate of Correction of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	07/31/2020	3.1
4.1	Specimen certificate of common stock of Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	10-K	03/23/2012	4.1
4.2	Form of CBG Acquisition Warrant	8-K	09/26/2016	4.1
4.3	Registration Rights Agreement, dated as of March 29, 2019, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	04/05/2019	4.1
4.4	Description of Registrant’s Securities
10.1 [2]	2010 Equity Incentive Plan	8-K	06/21/2010	10.34
10.2 [2]	2014 Incentive Plan, as amended January 11, 2016	8-K	01/12/2016	10.1
10.3 [2]	2017 Incentive Plan	8-K	01/24/2018	10.1
10.4	Common Stock Purchase Agreement, dated as of March 29, 2019, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	04/05/2019	10.1
10.5	First Amendment to Common Stock Purchase Agreement, dated as of April 9, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	4/14/20	10.1
10.6	Promissory Note dated December 30, 2020, between Remark Holdings, Inc. and SVBooth Investments III.	8-K	1/6/21	10.1
10.7 [1]	Senior Secured Promissory Note dated February 10, 2021, among Remark Holdings, Inc. and all of its subsidiaries listed on the signature pages thereto and Jefferson Remark Funding LLC.
16.1	Letter from Cherry Bekaert LLP, dated September 4, 2020	8-K	9/4/20	16.1
21.1	List of subsidiaries
23.1	Consent of Weinberg & Company
23.2	Consent of Cherry Bekaert LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Table of Contents	34	Financial Statement Index

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.We have omitted certain schedules and exhibits to these agreements in accordance with item 601(b)(2) of Regulation S-K. We will furnish a copy of any omitted schedule and/or exhibit to the SEC upon request.

2.Management Contract or Compensation Plan or Arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

Table of Contents	35	Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	March 31, 2021	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chief Executive Officer and Chairman
(principal executive officer, principal financial officer and principal accounting officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Kai-Shing Tao, with full power of substitution and resubstitution and full power to act, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kai-Shing Tao
Kai-Shing Tao	Chief Executive Officer and Chairman (principal executive officer, principal financial officer and principal accounting officer)	March 31, 2021

/s/ Theodore Botts
Theodore Botts	Director	March 31, 2021

/s/ Brett Ratner
Brett Ratner	Director	March 31, 2021

/s/ Elizabeth Xu
Elizabeth Xu	Director	March 31, 2021

/s/ Daniel Stein
Daniel Stein	Director	March 31, 2021

Table of Contents	36	Financial Statement Index

Table of Contents	37	Financial Statement Index

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Remark Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Remark Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounts receivable in China

As described further in Note 6 to the financial statements, the Company has $5.8 million in accounts receivable from customers in China, of which $1.4 million are past due based on their original credit terms. As of December 31, 2020, the Company

Table of Contents	F - 2

recorded an allowance for doubtful accounts of $1 million for these receivables. A majority of the China accounts receivable are from sales to China Mobile or its affiliates, which represented 70% of such receivables at December 31, 2020, with the balance due from local school districts or other government agencies. The Company is actively working with China Mobile and the other customers to arrange payment of the past due balances, and management expects to collect the net remaining balance outstanding of these receivables.

We identified the realization of these receivables as a critical audit matter because a high degree of auditor judgment was required to evaluate various qualitative factors used in the Company’s evaluation of the realization of this receivable, including economic and business conditions in China, current operations of the customer, the financial viability and reputation of China Mobile and other customers, and the past collection history with customers.

Our audit procedures related to the realization of this receivable included the following, among others:

•We evaluated the reasonableness of management’s methodology to determine its allowance for doubtful accounts, including testing and assessing for reasonableness the Company’s key inputs and assumptions used to estimate the realization of the receivables.
• We obtained and read operational communications, to the extent available, between the Company and China Mobile during calendar 2020 and 2021. We also obtained evidence of Company inquiries with the customer to collect the receivable and the customer responses.
•We confirmed with customers, or performed other procedures, to ensure that the Company’s performance obligations related to the outstanding receivable had been met including delivery and acceptance by the customer as of December 31, 2020.
•We examined collections received by the Company subsequent to year end on certain of these receivables, and for those amounts yet uncollected, we verified past collection history with the customers. We also considered the viability of the customer given their size and reputation, or relationship to government entity.
•We compared the Company’s historical transactions with its customers to assess the Company’s ability to accurately forecast collections. We also considered the traditional payment patterns and customs in China.
•We developed an independent expectation of the accounts receivable reserve and compared our independent expectation to the amount recorded in the financial statements.

Marketing Agreement

As described further in Note 15 to the financial statements, during 2020 the Company made a loan of $1.5 million to an unrelated entity that allows this entity to request additional loan distributions up to an aggregate loan amount of approximately $5.1 million. The business purpose for the loan was to allow the other entity to purchase and modify hardware to integrate with the Company’s software and market such integrated product to potential customers. The Company is in the process of formalizing a more formal business relationship with this entity. The Company has determined that advances under the loan agreement were in essence marketing costs as realizability of the loan was uncertain given the lack of formalized business relationship with the entity and the nature of the use of funds. We identified the recording of this advance as a marketing cost as a critical audit matter because a high degree of auditor judgment was required to evaluate various qualitative factors used in the Company’s evaluation of the realization of this advance.

The primary audit procedures we performed to address this critical audit matter included the following, among others:

•We inspected the loan agreement and relevant documentation and confirmed with the other entity.
•We traced the distribution of funds payments made to the other entity.
•We evaluated the Company’s conclusions regarding the application of relevant accounting guidance for the accounting for the advance, including assessing the reasonableness of the significant qualitative assumptions used by the Company in determining the appropriate accounting such as assumptions related to realization of the amount, use of funds, and nature of the business relationship with the other entity.
•We tested the accuracy and completeness of data used by the Company in its evaluation.

We have served as the Company’s auditor since 2020.

/s/ Weinberg & Company

Weinberg & Company
Los Angeles, California
March 31, 2021

Table of Contents	F - 3

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Remark Holdings, Inc.
Las Vegas, Nevada

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Remark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. As of December 31, 2019, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor from 2011 until 2020.

/s/ Cherry Bekaert LLP

Atlanta, Georgia
May 29, 2020

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share amounts and par values)

	December 31,
	2020	2019
Assets
Cash and cash equivalents (includes VIE of $278 and $49, respectively)	$854	$272
Trade accounts receivable, net (includes VIE of $4,850 and $1,862, respectively)	5,027	1,964
Inventory (includes VIE of $112)	874	—
Prepaid expense and other current assets (includes VIE of $248 and $4,159, respectively)	2,043	4,623
Total current assets	8,798	6,859
Property and equipment, net (includes VIE of $43 and $222, respectively)	321	341
Operating lease assets (includes VIE of $281 and $189, respectively)	492	4,359
Investments in unconsolidated affiliates	1,030	1,935
Intangibles, net (includes VIE of $27, respectively)	—	509
Other long-term assets (includes VIE of $68 and $29, respectively)	670	824
Total assets	$11,311	$14,827
Liabilities
Accounts payable (includes VIE of $3,655 and $2,187, respectively)	$8,589	$8,126
Accrued expense and other current liabilities (includes VIE of $3,782 and $8,821, respectively)	6,660	14,326
Contract liability (includes VIE of $147 and $201, respectively)	310	313
Note payable	1,500	3,000
Current maturities of long-term debt, net of unamortized discount and debt issuance cost	—	12,025
Total current liabilities	17,059	37,790
Operating lease liabilities, long-term (includes VIE of $79 and $75, respectively)	194	4,650
Warrant liability	1,725	115
Long - term debt, net	1,425	—
Total liabilities	20,403	42,555

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 99,505,041 and 51,055,159 shares issued and outstanding; each at December 31, 2020 and 2019, respectively	100	51
Additional paid-in-capital	351,546	319,275
Accumulated other comprehensive loss	(226)	(227)
Accumulated deficit	(360,512)	(346,827)
Total stockholders’ deficit	(9,092)	(27,728)
Total liabilities and stockholders’ deficit	$11,311	$14,827
See Notes to Consolidated Financial Statements

Table of Contents	F - 5	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenue, net	$10,145	$5,020
Cost and Expense
Cost of revenue (excluding depreciation and amortization)	6,422	3,514
Sales and marketing [1]	3,378	3,003
Technology and development [1]	4,142	3,573
General and administrative [1]	9,368	14,174
Depreciation and amortization	308	982
Impairments	772	2,522
Other operating expense	—	6
Total expense	24,390	27,774
Operating loss from continuing operations	(14,245)	(22,754)
Other income (expense)
Interest expense	(1,342)	(1,876)
Other income, net	—	530
Gain on lease termination	3,582	—
Change in fair value of warrant liability	(1,610)	1,268
Other loss	(70)	(172)
Total other income (expense), net	560	(250)
Loss from continuing operations	(13,685)	(23,004)
Loss from discontinued operations, net of tax	—	(2,610)
Net loss	$(13,685)	$(25,614)
Other comprehensive income (loss)
Foreign currency translation adjustments	1	(259)
Comprehensive loss	$(13,684)	$(25,873)

Weighted-average shares outstanding, basic and diluted	85,578	44,432

Net loss per share, basic and diluted
Continuing operations	$(0.16)	$(0.52)
Discontinued operations	—	(0.06)
Consolidated	$(0.16)	$(0.58)

[1] Includes share-based compensation as follows:
Sales and marketing	$164	$24
Technology and development	484	70
General and administrative	149	225

See Notes to Consolidated Financial Statements

Table of Contents	F - 6	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2018	39,053,312	$39	$308,018	$32	$(321,213)	$(13,124)
Net loss	—	—	—	—	(25,614)	(25,614)
Share-based compensation	—	—	425	—	—	425
Common stock issuances	11,999,597	12	10,828	—	—	10,840
Equity instrument exercises	2,250	—	4	—	—	4
Other	—	—	—	(259)	—	(259)
Balance at December 31, 2019	51,055,159	51	319,275	(227)	(346,827)	(27,728)
Net loss	—	—	—	—	(13,685)	(13,685)
Share-based compensation	—	—	160	—	—	160
Common stock issuances	48,298,893	48	31,982	—	—	32,030
Equity instrument exercises	150,989	1	129	—	—	130
Other	—	—	—	1	—	1
Balance at December 31, 2020	99,505,041	$100	$351,546	$(226)	$(360,512)	$(9,092)
See Notes to Consolidated Financial Statements

Table of Contents	F - 7	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,685)	$(25,614)
Loss from discontinued operations	—	2,610
Loss from continuing operations	(13,685)	(23,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	1,610	(1,268)
Depreciation and amortization	308	982
Share-based compensation	797	319
Amortization of debt issuance costs and discount	—	1,436
Gain on lease termination	(3,582)	—
Loss on disposal of long-lived assets	77	150
Loss on impairment of intangible assets, including goodwill	772	2,522
Other	269	745
Changes in operating assets and liabilities:
Accounts receivable	(2,825)	3,752
Prepaid expense and other assets	(779)	1,604
Operating lease assets	73	524
Accounts payable, accrued expense and other liabilities	(920)	(1,413)
Contract liability	(27)	209
Operating lease liabilities	(135)	813
Net cash used in continuing operating activities	(18,047)	(12,629)
Net cash used in discontinued operating activities	—	(7,159)
Net cash used in operating activities	(18,047)	(19,788)
Cash flows from investing activities:
Purchases of property, equipment and software	(290)	(8)
Payment of payroll costs capitalized to software in progress	—	(127)
Proceeds from sale of business	—	30,000
Net cash provided by (used in) continuing investing activities	(290)	29,865
Net cash used in discontinued investing activities	—	(18,396)
Net cash provided by (used in) investing activities	(290)	11,469
Cash flows from financing activities:
Proceeds from issuance of common stock, net	32,135	10,844
Proceeds from debt issuance	1,425	—
Payment of debt issuance cost	—	(2,275)
Repayments of debt	(13,781)	(25,526)
Payment of contingent consideration related to business acquisitions	(860)	—
Net cash provided by (used in) financing activities	18,919	(16,957)
Net increase (decrease) in cash, cash equivalents and restricted cash	582	(25,276)
Cash, cash equivalents and restricted cash:
Beginning of period, including cash in disposal group	272	25,548
End of period	$854	$272

Supplemental cash flow information:
Cash paid for interest	$965	$2,211

Supplemental schedule of non-cash activities:
Addition of interest to debt principal	$—	$948
Increase in loan payable	$—	$1,103
Offsetting of other receivables against other current liabilities	$3,060	$—
See Notes to Consolidated Financial Statements

Table of Contents	F - 8	Financial Statement Index

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

We recognize revenue primarily from sales of AI-based products and services in the U.S., under our Remark AI brand, and in China under the KanKan brand.

Economic and political risks

Our operations in China are subject to special considerations and significant risks not typically associated with companies in the United States, including risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in the political conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

COVID-19

Our consolidated financial statements for the year ended December 31, 2020 were impacted by the effects of the global outbreak of novel strains of coronavirus, or COVID-19, as national and local governmental authorities in China and the U.S., where we operate, placed significant restrictions on travel and other activities within their respective countries, leading to extended business closures. The restrictions and resulting business closures limited our operational capabilities, which could have a material adverse impact on our business and which have created significant uncertainties, such as the potential adverse effect of the pandemic on the economy, our vendors, our employees and customers and customer sentiment in general.

The continuing impact of the pandemic on our business and financial results will depend largely on future developments, including how new COVID-19 variants affect the duration and severity of the outbreak, the length of any new or continuing travel restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. The pandemic-related situation changes rapidly, and additional impacts of which we are not currently aware may arise, underscored by the somewhat recent surge in cases in the U.S and the newly-discovered COVID-19 variants. We are closely monitoring developments in the U.S. and in China and are continually assessing the potential impact on our business.

To mitigate the potential material negative effects that COVID-19 may have on our business and to do our part to provide customers with the means to limit the spread of COVID-19, we have repurposed and improved our existing urban life cycle solution that we were selling to make schools in China “smart” schools to build a new product line of high-quality, highly-effective thermal imaging solutions that leverage our innovative software to provide customers with the ability to scan crowds and areas of high foot traffic for indications that certain persons may require secondary screening. We sell such products primarily in the U.S., as well as in other countries.

Going Concern

During the year ended December 31, 2020, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $360.5 million as of December 31, 2020. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $18.0 million during the year ended December 31, 2020. As of December 31, 2020, our cash and cash equivalents balance was $0.9 million, and we had a negative working capital balance of $8.3 million and total stockholders’ deficit of $9.1 million.

Table of Contents	F - 9	Financial Statement Index

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth from our AI offerings, as well as through sales of our thermal-imaging products. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-K. As a result, we are actively evaluating strategic alternatives including debt and equity financings and potential sales of investment assets or operating businesses. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity financing.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to March 31, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

We include all of our subsidiaries, including the VIEs for which we are the primary beneficiary, in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

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

With regard to our investment in Sharecare, Inc. (“Sharecare”), GAAP allows us to continue to carry our investment at cost less impairment until such time as an observable price change in the underlying security occurs. Any gains or losses resulting from a change in fair value are recorded to the statement of operations. We use the equity method for equity investments in which we can exercise significant influence over the investee.

Table of Contents	F - 10	Financial Statement Index

Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP. While preparing our financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and long-term receivables, intangible assets, the useful lives of property and equipment, share-based compensation, the fair value of the warrant liability, deferred income taxes, and inventory reserve among other items.

As of December 31, 2020, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

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

We maintain cash balances in United States dollars (“USD”), Chinese Renminbi (“RMB”), and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	December 31, 2020	December 31, 2019
Cash denominated in:
USD	$563	$216
HKD	8	2
RMB	283	54
Total cash	$854	$272

We maintain substantially all of our USD-denominated cash at a U.S financial institution where the balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of December 31, 2020, we do not believe we have any significant concentrations of credit risk, although approximately $0.3 million of our USD-denominated cash balance exceeded the FDIC-insured limit. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further develop our business in China could exceed original estimates.

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

Table of Contents	F - 11	Financial Statement Index

Foreign Currency Translation

We report all currency amounts in USD. Our China VIEs, however, maintain their books and records in their RMB functional currency, while we have other subsidiaries with minimal activity which maintain their books and records in their HKD functional currency.

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

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2020	2019
Exchange rates at December 31st:
RMB:USD	0.153	0.140
HKD:USD	0.129	0.128

Average exchange rate during the twelve months ended December 31st:
RMB:USD	0.143	0.146

Revenue Recognition

We evaluate all of our agreements with customers to determine whether they qualify as contracts in scope of the current revenue guidance in GAAP. If an agreement qualifies as a contract in scope, we then identify the performance obligations in the contract, determine the transaction price of the contract, allocate such transaction price to the performance obligations in the contract and determine whether to recognize revenue when or as a performance obligation is satisfied.

We regularly review our customers’ financial positions to ensure that collectability of amount due from them is reasonably assured. If there is uncertainty related to the timing of collections from our customer, we consider this to be uncertainty of the customer’s ability and intention to pay us when consideration is due. Accordingly, we recognize revenue only when we have transferred control of the goods or services and collectability is probable.

We recognize revenue from warranty contracts on a straight-line basis over the period of the warranty.

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

Table of Contents	F - 12	Financial Statement Index

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

The BSM Model requires the following inputs:

•Expected volatility of our stock price. We analyze the historical volatility of our stock price utilizing daily stock price returns, and we also review the stock price volatility of certain peers. Using the information developed from such analysis and our judgment, we estimate how volatile our stock price will be over the period we expect the stock options will remain outstanding.

•Risk-free interest rate. We estimate the risk-free interest rate using data from the Federal Reserve Treasury Constant Maturity Instruments H.15 Release (a table of rates downloaded from the Federal Reserve website) as of the valuation date for a security with a remaining term that approximates the period over which we expect the stock options will remain outstanding.

•Stock price, exercise price and expected term. We use an estimate of the fair value of our common stock on the measurement date, the exercise price of the option, and the period over which we expect the stock options will remain outstanding.

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

Table of Contents	F - 13	Financial Statement Index

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

Advertising Expense

Advertising expense is recorded during the period in which it is incurred. We incurred advertising expense during the years ended December 31, 2020 and 2019 of $0.2 million and $0.3 million, respectively.

Research and Development

Engineering cost is recorded as technology and development expense during the period in which it is incurred.

Product Warranties

We offer extended warranties on our products for periods of one to three years. To estimate our warranty cost, we use historical warranty claim experience and we then net such cost against the related product revenue. Warranty costs were not material for the years ended December 31, 2020 and 2019.

Table of Contents	F - 14	Financial Statement Index

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

We capitalize qualifying costs of computer software that we incur during the application development stage, as well as the cost of upgrades and enhancements that result in additional functionality, and we amortize such costs using the straight-line method over a period of three years, the expected period of the benefit.

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

For the year ended December 31, 2020 and 2019, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive.

Securities which would have been anti-dilutive to a calculation of diluted earnings per share for the year ended December 31, 2020 and 2019 include 9,942,341 and 10,359,079 outstanding stock options, respectively, and 40,000 and 3,966,613 outstanding stock warrants, respectively.

Segments

Existing GAAP, which establishes a management approach to segment reporting, defines operating segments as components of an entity about which separate, discrete financial information is available for evaluation by the chief operating decision-maker. We have identified our Chief Executive Officer as our chief operating decision maker, who reviews operating results to make decisions about allocating resources and assessing performance based upon only one operating segment.

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

Table of Contents	F - 15	Financial Statement Index

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

Investments

We routinely perform an assessment of our investments in Sharecare and in AIO (see Note 7) to determine if they are other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to how long the security has been impaired, the amount of the impairment, the financial condition and near-term prospects of the issuer, whether the issuer is current on contractually-obligated interest and principal payments, key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

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

Liabilities Related to Warrants Issued

We record certain common stock warrants we issued (see Note 5 for more detailed information) at fair value and recognize the change in the fair value of such warrants as a gain or loss which we report in the Other income (expense) section in our consolidated statement of operations. We report the warrants that we record at fair value as liabilities because they contain a conditional promise to issue a variable number of our common stock shares upon the warrants’ expiration, and the monetary amount of such obligation was fixed at the inception of the contract. We estimate the fair value of the warrants using an option pricing model.

Table of Contents	F - 16	Financial Statement Index

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06 (“ASU 2020-06”), Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The ASU also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. With regard to our financial reporting, ASU 2020-06 will be effective January 1, 2024, and early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. We are currently evaluating what effect(s) the adoption of ASU 2020-06 may have on our consolidated financial statements, but we do not believe the impact of the ASU will be material to our financial position, results of operations and cash flows. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

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

NOTE 3. CONCENTRATIONS OF RISK

Revenue and Accounts Receivable

The disaggregation of revenue tables in Note 4 demonstrate the concentration in our revenue from certain products and the geographic concentration of our business. We also have a concentration in the volume of business we transacted with customers, as during the year ended December 31, 2020, customer A represented about 31% of our revenue and customer B represented about 11% of our revenue, while during year ended December 31, 2019, customer C accounted for about 27% of our revenue. At December 31, 2020, customer A represented approximately 38% of our gross accounts receivable, while at December 31, 2019, customer D represented about 31% of our gross accounts receivable and customer E represented about 17% of our gross accounts receivable.

Cost of Sales and Accounts Payable

The various hardware we purchase to fulfill our contracts with customers is not especially unique in nature. Based on our analysis, we believe that should any disruption in our current supply chain occur, a sufficient number of alternative vendors is available to us, at reasonably comparable specifications and price, such that we would not experience a material negative impact on our ability to procure the hardware we need to operate our business.

Table of Contents	F - 17	Financial Statement Index

NOTE 4. REVENUE

We sell AI-based products that include our Remark AI Thermal Kits and rPads in the U.S., as well as the various customized products we sell in China based upon computer vision and other technologies.

We do not include disclosures related to remaining performance obligations because substantially all our contracts with customers have an original expected duration of one year or less or, with regard to our stand-ready obligations, the amounts involved are not material.

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category (in thousands):

	Year Ended December 31,
Revenue by category	2020	2019
AI-based products	9,596	3,595
Other	549	1,425
Revenue	$10,145	$5,020

The following table presents a disaggregation of our revenue by country (in thousands):

	Year Ended December 31,
Revenue by country	2020	2019
China	7,876	3,595
United States	2,269	1,425
Revenue	$10,145	$5,020

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the year ended December 31, 2020, we recognized approximately $0.3 million of revenue which was included in the beginning balance of Contract liability at January 1, 2020, while during the comparable period of 2019, we did not recognize a material amount of revenue which was included in the beginning balance of Contract liability at January 1, 2019.

Certain Agreements Related to AI-Based Product Sales

In December 2018, we completed two fully-integrated AI solutions for which we fully performed under the agreement and title to the product passed to our customer, so we recognized cost of revenue of $4.0 million; however, we did not recognize the

Table of Contents	F - 18	Financial Statement Index

$4.6 million of revenue from such projects due to uncertainty regarding the timing of collection of amounts payable to us under the agreement. The uncertainty regarding the timing of collection prevented us from determining that collectibility of all amounts payable to us under the agreements was probable, resulting in a timing difference between recognition of cost and recognition of revenue.

Though we could not recognize the revenue until collectability was deemed probable, we expected to fully collect the amounts payable to us under our legally-enforceable agreements and, therefore, we recorded a receivable of $4.6 million in Prepaid expense and other current assets, and a liability of the same amount in Accrued expense and other current liabilities in December 2018. During the years ended December 31, 2020 and 2019, we recognized revenue of approximately $0.5 million and $1.1 million, respectively, on the noted projects, resulting in the balances of Prepaid expense and other current assets and Accrued expense and other current liabilities each containing approximately $3.5 million related to such projects as of December 31, 2019, As of December 31, 2020, we could no longer ascertain the probability of collecting the remaining amounts receivable, and as a result, we offset the remaining asset balance of $3.1 million against the related liability.

NOTE 5. FAIR VALUE MEASUREMENTS

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, until expiry, we use an option pricing model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase common stock. As of December 31, 2020, our outstanding liability-classified warrants include the warrants we issued or that we are obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016 (the “CBG Acquisition Warrants”). The warrants we issued in connection with the financing we obtained for the CBG Acquisition (referred to in our prior reports as the CBG Financing Warrants) expired on September 24, 2020 without being exercised; therefore, the balance of $1.7 million as of December 31, 2020 represents the liability associated with the CBG Acquisition Warrants.
The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	December 31,
	2020	2019
CBG Financing Warrants		85.00%
Expected volatility		1.60%
Risk-free interest rate		0.73
Expected remaining term (years)

CBG Acquisition Warrants
Expected volatility	85.00%	75.00%
Risk-free interest rate	0.18%	1.65%
Expected remaining term (years)	2.73	3.72

Table of Contents	F - 19	Financial Statement Index

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$115	$1,383
Expiration of warrants	(115)	—
Increase (decrease) in fair value	1,725	(1,268)
Balance at end of period	$1,725	$115

As of December 31, 2020 and 2019, warrants outstanding included CBG Acquisition Warrants which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants to purchase up to 5,710,000 of our common shares at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued (see additional information in Note 16)) and, as of December 31, 2019, the CBG Financing Warrants, which could have been exercised to purchase 3,966,613 shares of our common stock at an exercise price of $3.70 per share.

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

The following table presents the change during the years ended December 31, 2020 and 2019 in the balance of the liability associated with the Earnout Payments (in thousands):

	December 31,
	2020	2019
Balance at beginning of period	$1,086	$990
Payments	(1,132)	(8)
Change in fair value of contingent consideration	—	10
Interest accrued on unpaid balance	46	94
Balance at end of period	$—	$1,086

On the Consolidated Balance Sheets, we included the liability for contingent consideration as a component of Accrued expense and other liabilities.

Table of Contents	F - 20	Financial Statement Index

NOTE 6. TRADE ACCOUNTS RECEIVABLE

The following table presents details regarding our net trade accounts receivable:

	Year Ended December 31,
	2020	2019
Gross accounts receivable balance	$5,988	$4,171
Allowance for bad debt	(961)	(2,207)
Accounts receivable, net	$5,027	$1,964

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. As of December 31, 2020 and 2019, the gross accounts receivable balances included $5.8 million and $4.1 million, respectively, related to our China-based business, while the allowance for bad debt related to such balances on such dates were $0.9 million and $2.2 million, respectively.

NOTE 7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of December 31, 2020 and 2019, we owned approximately 4.4% of Sharecare’s issued capital stock and maintained representation on its Board of Directors. The value of the investment in Sharecare in accordance with GAAP was approximately $1.0 million as of December 31, 2020 and 2019.

During June 2018, one of our consolidated VIEs acquired a 20% interest in AIO, a Chinese technology company which provides consulting and data services to the Chinese film industry, in exchange for $1.0 million, of which $500,000 was paid by December 31, 2020, and a license to use our proprietary KanKan data intelligence platform in China. Based on our evaluation of the facts and circumstances related to the transaction, we accounted for the investment resulting from such transaction using the equity method of accounting. From our acquisition of the investment in AIO through December 31, 2020, the amount of our equity in AIO’s net losses from the date we acquired our interest in AIO until December 31, 2020 was approximately $0.1 million. Based on additional information we obtained during 2020, we determined that the COVID-19 outbreak in China had permanently ended AIO's ability to conduct its business and we wrote off our remaining investment of $0.9 million in that entity, which, when netted against the remaining $0.5 million we owed to AIO for the equity interest, resulted in a loss on impairment of $0.4 million.

NOTE 8. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	December 31,
	2020	2019
Other receivables	$8	$3,712
Prepaid expense	1,877	633
Deposits	50	7
Other current assets	108	271
Total	$2,043	$4,623

Most of the Other receivables balance at December 31, 2019 represented amounts receivable under certain agreements related to AI-based product sales (see Note 4 for more information).

Table of Contents	F - 21	Financial Statement Index

NOTE 9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

		December 31,
	Estimated Life (Years)	2020	2019
Computers and equipment	3	1,097	989
Furniture and fixtures	3	42	23
Software	3	5,006	4,896
Leasehold improvements	3	174	114
Total property, equipment and software		$6,319	$6,022
Less accumulated depreciation and amortization		(5,998)	(5,681)
Total property, equipment and software, net		$321	$341

For the years ended December 31, 2020 and 2019, depreciation (and amortization of software) expense was $0.2 million and $0.7 million, respectively.

NOTE 10. LEASES

We lease office space and a vehicle under contracts we classify as operating leases. None of our leases are financing leases.

The following table presents the detail of our lease expense (we did not receive sublease income during the year ended December 31, 2020) which is reported in General and administrative expense (in thousands):

Operating lease expense	$640
Short-term lease expense	291
Lease expense	$931

We reported within continuing operating cash flows for the year ended December 31, 2020, $0.6 million of cash paid for amounts included in the measurement of operating lease liabilities.

As of December 31, 2020, our operating leases had a weighted-average remaining lease term of approximately twenty months, and we used a weighted-average discount rate of approximately 13% to measure our operating lease liabilities.

Table of Contents	F - 22	Financial Statement Index

Maturity of Lease Liabilities

The following table presents information regarding the maturities of our undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our December 31, 2020 Consolidated Balance Sheet (in thousands).

Operating lease liabilities maturing during the next:
One year	$412
Two years	210
Three years	25
Total undiscounted cash flows	$647
Present value of cash flows	$576

Lease liabilities on balance sheet:
Short-term	$382
Long-term	194
Total lease liabilities	$576

Termination of Lease and Related Landlord Actions

Beginning approximately July 2019, we were not able to pay our obligations under the office lease for our former office located at 3960 Howard Hughes Parkway in Las Vegas, Nevada. On March 5, 2020, our former landlord, BRE/HC Las Vegas Property Holdings, L.L.C (the “Hughes Center Landlord”), exercised its right to terminate the lease as of such date as a result of the ongoing payment default. When we derecognized the right-of-use asset and the portion of the operating lease liability related to the original schedule of future amounts due to the Hughes Center Landlord in March 2020, we recognized a gain on lease termination of slightly more than $1.5 million.

On April 9, 2020, the Hughes Center Landlord filed suit against us in Nevada to recover the approximately $1.1 million of rent owed through March 5, 2020, plus damages resulting from the early termination of the lease.

As of December 31, 2019, we had accrued approximately $2.3 million for settlement of the legal action filed by the Hughes Center Landlord. During the first quarter of 2020, prior to the Hughes Center Landlord’s termination of the lease agreement, we accrued an additional $0.3 million, resulting in total liabilities related to this matter of $2.6 million.

On August 3, 2020, we entered into a settlement agreement with the Hughes Center Landlord (the “Hughes Center Lease Settlement”), pursuant to which we paid only $0.6 million to the Hughes Center Landlord in full settlement of our obligations with respect to such office lease. On November 5, 2020, the Hughes Center Landlord filed a Notice of Voluntary Dismissal with Prejudice with the District Court of Clark County, Nevada dismissing their legal action against us. The slightly more than $2.0 million gain related to the Hughes Center Lease Settlement, in addition to the slightly more than $1.5 million gain on lease termination we recorded in March 2020, resulted in a total gain on lease termination of approximately $3.6 million.

Other

As of December 31, 2020, approximately $0.1 million remained in the balance of Prepaid expense and other current assets related to a short-term lease on a property we rented in the Los Angeles, California area.

Table of Contents	F - 23	Financial Statement Index

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

NOTE 11. INTANGIBLE ASSETS

Intangible Assets

The following table summarizes intangible assets by category (in thousands):

	December 31, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Domain names	$—	$—	$—	$1,256	$(874)	$382
Other intangible assets	—	—	—	68	(68)	—
	$—	$—	$—	$1,324	$(942)	$382
Indefinite-lived intangible assets
License to operate in China	—		—	127		127
Total intangible assets	$—		$—	$1,451		$509

For the year ended December 31, 2020 and 2019, total amortization expense was $0.2 million and $0.3 million, respectively.

During the fourth quarter of 2020, we determined that the remaining portion of the intangible asset representing the bikini.com domain name was impaired based on revised cash flow estimates, so we recorded an impairment loss of approximately $0.3 million. Additionally, we determined that a legacy business license in China was no longer necessary to our continuing operations and we, therefore, recorded a loss on impairment of approximately $0.1 million.

During the fourth quarter of 2019, we decided that we would no longer create content that could make use of the intangible asset related to media content and broadcast rights. As a result, we determined that the remaining portion of such intangible asset was impaired based on revised cash flow estimates, so we recognized an impairment loss of approximately $0.2 million.

Table of Contents	F - 24	Financial Statement Index

NOTE 12. STOCKHOLDERS' EQUITY, SHARE-BASED COMPENSATION AND NET LOSS PER SHARE

Common Shares Authorized
Our Amended and Restated Certificate of Incorporation authorizes us to issue up to 100,000,000 shares of our common stock, of which 99,916,941 shares were outstanding as of March 29, 2021. In addition, as of March 29, 2021, we had outstanding stock options allowing for the purchase of as many as approximately 15.3 million shares of common stock and we had outstanding warrants to purchase 40,000 shares of common stock. If all of our outstanding stock options and warrants were exercised, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

As a result of such potential shortfall in the number of our authorized shares of common stock, we will have insufficient shares of common stock available to issue in connection with the exercise of our outstanding stock options and warrants or any future equity financing transaction we may seek to undertake. Accordingly, we intend to seek approval of an increase in the number of our authorized shares of common stock at a 2021 special meeting of stockholders.

Equity Issuances

On March 29, 2019, we entered into the 2019 Aspire Purchase Agreement with Aspire Capital. In consideration for entering into the 2019 Aspire Purchase Agreement, we issued 629,370 shares of our common stock to Aspire Capital.

As of December 31, 2019, we had issued to Aspire Capital a total of 4,129,370 shares of our common stock under the 2019 Aspire Purchase Agreement. During the year ended December 31, 2019, we issued a total of 11,999,597 shares of our common stock to private investors and to Aspire Capital in exchange for $10.8 million plus Aspire Capital’s commitment to participate in the 2019 Aspire Purchase Agreement.

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

As of December 31, 2020, we had issued to Aspire Capital a total of 44,227,890 shares of our common stock under the 2020 Aspire Purchase Agreement. During the year ended December 31, 2020, we issued a total of 48,238,893 shares of our common stock to Aspire Capital under the 2019 Aspire Purchase Agreement and the 2020 Aspire Purchase Agreement in exchange for $32.0 million plus Aspire Capital’s commitment to participate in the 2020 Aspire Purchase Agreement.

Share-Based Compensation

We are authorized to issue equity-based awards under our 2014 Incentive Plan and our 2017 Incentive Plan, each of which our stockholders have approved. We also award cash bonuses (“China Cash Bonuses”) to our employees in China, which grants are not subject to a formal incentive plan and which can only be settled in cash. We grant such awards to attract, retain and motivate eligible officers, directors, employees and consultants. Under each of the plans, we have granted shares of restricted stock and options to purchase common stock to our officers and employees with exercise prices equal to or greater than the fair value of the underlying shares on the grant date.

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

Table of Contents	F - 25	Financial Statement Index

We estimate the fair value of stock option awards using the BSM Model. During the year ended December 31, 2019 (we did not grant any stock options during the year ended December 31, 2020), we applied the following weighted-average assumptions:

Expected term in years	6.0
Expected volatility	70%
Expected dividends	—%
Risk-free interest rate	1.86%

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of December 31, 2020, and changes during the twelve months ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	10,359,079	$4.20
Granted	—	—
Exercised	(150,989)	0.87
Forfeited, cancelled or expired	(265,749)	2.77
Outstanding at December 31, 2020	9,942,341	$4.29	5.7	$709
Options exercisable at December 31, 2020	9,781,466	$4.35	5.7	$509

The following table summarizes the status of non-vested stock options as of December 31, 2020, and changes during the year then ended:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2020	610,187	$241
Granted	—	—
Vested	(399,188)	168
Forfeited	(50,124)	53
Non-vested at December 31, 2020	160,875	$68

For the year ended December 31, 2019, the weighted-average grant-date fair value of options granted was $0.3 million. We received proceeds from stock option exercises during the year ended December 31, 2020 totaling approximately $0.1 million, while the total intrinsic value on such stock option exercises was $0.1 million. We did not experience material stock option exercises during the year ended December 31, 2019.

Table of Contents	F - 26	Financial Statement Index

On July 27, 2020, we granted to employees and directors, excluding our CEO, options to purchase approximately 5.4 million shares of our common stock. The option agreements governing the grants contain a stipulation that, regardless of vesting, such options do not become exercisable unless and until stockholders approve an amendment to our Amended and Restated Certificate of Incorporation to increase in the number of authorized shares of our common stock in an amount sufficient to allow for the exercise of the options and we have filed a corresponding Certificate of Amendment to our Amended and Restated Certificate of Incorporation reflecting such increase in the number of authorized shares of our common stock. As a result of such stipulation, we determined that a grant date, as defined in GAAP, has not yet occurred regarding the stock options awarded on July 27, 2020 given the requirement for stockholder approval of additional authorized shares to make the stock options exercisable. We have neither measured the fair value of such stock options, recorded stock compensation expense related to such stock options nor reflected them as granted in the table above.

The following table summarizes activity under our equity incentive plans related to the China Cash Bonuses as of December 31, 2020, and changes during the twelve months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	1,098,750	$5.20
Granted	300,000	1.37
Forfeited, cancelled or expired	(343,750)	5.52
Outstanding at December 31, 2020	1,055,000	$4.01	6.4	$200
Cash awards exercisable at December 31, 2020	775,000	$4.97	5.3	$51

We account for the China Cash Bonuses as liabilities because they are settled in cash upon exercise. The following table presents the change in the liability balance associated with the China Cash Bonuses (in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$43	$149
Increase (decrease) in share-based compensation cost	637	(106)
Balance at end of period	$680	$43

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Year Ended December 31,
	2020	2019
Stock options	$160	$425
China Cash Bonuses	637	(106)
Total	$797	$319

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

Table of Contents	F - 27	Financial Statement Index

The following table presents information regarding unrecognized share-based compensation cost associated with stock options and China Cash Bonuses:

December 31, 2020
Unrecognized share-based compensation cost for non-vested awards (in thousands):
Stock options	28
China Cash Bonuses	374
Weighted-average years over which unrecognized share-based compensation expense will be recognized:
Stock options	0.3
China Cash Bonuses	5.0

NOTE 13. INCOME TAX

For the year ended December 31, 2020, and 2019, we did not have a tax provision or a tax benefit to report.

The following table presents a reconciliation between the income tax benefit computed by applying the federal statutory rate and our actual income tax expense:

	Year Ended December 31,
	2020	2019
Income tax benefit at federal statutory rate	$(2,874)	$(4,831)
Change in deferred tax asset valuation allowance	1,670	2,561
Tax impact of warrants	338	(266)
Tax effects of:
Statutory differences	1,014	942
R&D expense	(202)	(236)
Foreign tax rates different than U.S. federal statutory rate	(96)	(350)
Other permanent items	155	6
Deferred adjustments	86	1,716
Other	(91)	458
Income tax provision (benefit) as reported	$—	$—

Our 2020 and 2019 effective tax rates were significantly impacted by maintaining a valuation allowance against net deferred tax asset in all jurisdictions, both domestic and foreign, as well as permanent book-tax adjustments in foreign jurisdictions and the fact that our earnings are generated in jurisdictions with rates that differ from the US federal statutory rate.

Table of Contents	F - 28	Financial Statement Index

The following table presents loss before income tax attributable to domestic and to foreign operations (in thousands):

	Year Ended December 31,
	2020	2019
Domestic	$(11,289)	$(14,266)
Foreign	(2,396)	(8,738)
Loss before income taxes	$(13,685)	$(23,004)

Deferred Tax Assets and Liabilities

We assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs in each jurisdiction. A significant piece of objective negative evidence, in each jurisdiction, that we evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits our ability to consider other subjective evidence. On the basis of our evaluation, as of December 31, 2020, we continued to maintain the valuation allowance noted in the table below. The amount of the DTAs that we do not consider realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

The following table presents the components of our DTAs and DTLs (in thousands):

	December 31,
	2020	2019
Deferred Tax Assets
Net operating loss carryforwards	$41,061	$38,008
Deferred income and reserves	—	—
Amortization of intangibles	2,167	2,535
Share-based compensation expense	6,876	6,929
Other	3,000	4,000
Gross deferred tax assets	$53,104	$51,472
Valuation allowance	(53,117)	(51,455)
Deferred tax assets, net of valuation allowance	$(13)	$17
Deferred Tax Liabilities
Depreciation of fixed assets	13	(17)
Gross deferred tax liabilities	13	(17)
Net deferred tax liability	$—	$—

Net operating losses available at December 31, 2020 to offset future taxable income in the U.S. federal, U.S. state, Hong Kong and China jurisdictions are $172.8 million, $31.9 million, $1.7 million and $11.4 million, respectively. The statutory income tax rates in Hong Kong and China are 16.5% and 25%, respectively.

The U.S. net operating losses generated prior to 2018 expire between 2020 and 2038. The US net operating losses generated in 2018 to 2020 have no expiration date and carry forward indefinitely. The net operating losses generated in Hong Kong have no expiration date and carry forward indefinitely, while the net operating losses generated in China have a five-year carryforward period.

Table of Contents	F - 29	Financial Statement Index

 We file income tax returns in various domestic and foreign tax jurisdictions with varying statutes of limitation. We are generally not subject to examinations in the U.S. for periods prior to 2017. However, as we utilize our net operating losses prior periods can be subject to examination. In significant foreign jurisdictions, we are generally not subject to examination for periods prior to 2017.

Under the Internal Revenue Code of 1986, as amended (the “Code”), if an ownership change (as defined for income tax purposes) occurs, §382 of the Code imposes an annual limitation on the amount of a corporation’s taxable income that can be offset by net operating loss carryforwards. During our 2014 tax year, we analyzed recent acquisitions and ownership changes and determined that certain of such transactions qualified as an ownership change under §382. As a result, we will likely not be able to use a portion of our net operating loss carryforwards.

For the years ended December 31, 2020 and 2019, we have no unrecognized tax benefits, and we have not taken any tax positions which we expect might significantly change unrecognized tax benefits during the 12 months following December 31, 2020. We comply with tax legislation and rules that apply in jurisdictions in which we operate around the globe, to the best of our ability. In China, we incur certain business expenses subject to jurisdictionally-specific requirements. While we have adhered to such rules, circumstances exist outside of our control that create uncertainty relative to our ability to sustain certain deductions. We believe, at more likely than not level, we will sustain such deductions; however, taxing authorities in China may take an alternative position.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. We do not believe any provisions therein have a material impact on our income taxes.

NOTE 14. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	December 31,
	2020	2019
Accrued compensation and benefit-related expense	$1,151	$1,168
Accrued interest	485	302
Other accrued expense	721	1,171
Other payables	3,048	3,656
Operating lease liability - current	382	2,877
Other current liabilities	873	5,152
Total	$6,660	$14,326

The balance in Other current liabilities in the year ended December 31, 2019 primarily represented potential revenue related to projects we describe in Note 4 under the subheader Certain Agreements Related to AI-Based Product Sales.

NOTE 15. DEBT

Short-Term Debt

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of December 31, 2020, the note was past due and we owed $1.5 million in principal and $0.4 million in accrued interest on such note, after making principal payments totaling $1.5 million during 2020.

Table of Contents	F - 30	Financial Statement Index

Other Debt

The following table presents debt (in thousands) as of:

	December 31, 2020	December 31, 2019
MGG loan	$—	$12,025
Loans payable, current	—	12,025

Private lender loan due December 2023	1,000	—
PPP loan due April 2022	425	—
Loans payable, long-term	$1,425	$—

MGG Loan

We were a party to a financing agreement dated as of September 24, 2015 (as amended, the “Financing Agreement”) with certain of our subsidiaries as borrowers (together with Remark, the “Borrowers”), certain of our subsidiaries as guarantors, the lenders from time to time party thereto (the “MGG Lenders”) and MGG Investment Group LP, in its capacity as collateral agent and administrative agent for the MGG Lenders (“MGG”), pursuant to which the MGG Lenders extended credit to the Borrowers consisting of a term loan in the aggregate principal amount of $35.5 million (the “MGG Loan”).

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

Loan due April 2022

On April 15, 2020, we entered into a loan agreement (the “PPP Loan”) with our bank under the U.S. Small Business Administration’s Paycheck Protection Program. Under the PPP Loan, we borrowed $0.4 million with a stated interest rate of one percent for a term of two years from the initial disbursement date of April 15, 2020. The PPP Loan is eligible for forgiveness as part of the CARES Act if certain requirements are met. We continue to evaluate and monitor the requirements of the CARES Act that allow for forgiveness. As of December 31, 2020, the SBA loan had an outstanding principal balance of $0.4 million included in loans payable.

Loan due December 2023

On December 30, 2020, we executed a promissory note with a private lender (the “Private Lender Loan”) under which we borrowed $1.0 million. The Private Lender Loan bears interest at 10% per annum. The entire principal balance, as well as any interest accrued thereon, is due and payable in full on December 30, 2023, or such earlier date as the principal may become due and payable pursuant to the terms of the Private Lender Loan.

Accrued interest expense related to the PPP Loan and the Private Lender Loan for the year ended December 31, 2020 was not material.

Table of Contents	F - 31	Financial Statement Index

NOTE 16. COMMITMENTS AND CONTINGENCIES

At December 31, 2020, we had no material commitments outside the normal course of business, other than as described below.

During 2020, we advanced $1.5 million to an unrelated entity (our “China Business Partner”) pursuant to an agreement we entered into with the China Business Partner. We are in the process of negotiating a separate contract with the China Business Partner setting out the terms pursuant to which the China Business Partner will assist us in obtaining contracts from some of the largest companies in China. Under the executed agreement with the China Business Partner, upon receipt of a borrowing request from the China Business Partner, we have an obligation to advance up to an aggregate amount of $5.1 million over the loan term of five years, though we do have the option to terminate the loan agreement at any time prior to converting the outstanding principal and accrued interest into equity interests of our China Business Partner. The business purpose for the loan was to allow our China Business Partner to purchase and modify hardware to integrate with our software and market such integrated product to potential customers. We are currently in the process of formalizing a more formal business relationship with our China Business Partner. We determined that advances under the loan agreement were effectively marketing costs because realizability of the loan was uncertain given the lack of a formalized business relationship with our China Business Partner and the nature of the use of funds.

Any advances we make under the executed agreement with the China Business Partner will bear a simple interest rate of 10% per annum, payable before each December 31st during the term of the agreement, and will be convertible at our election into equity of the China Business Partner upon any equity financing our China Business Partner undertakes during the term of the agreement.

Contingencies

CBG Litigation

As of December 31, 2020, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

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

Table of Contents	F - 32	Financial Statement Index

filed with the Grand Court on December 3, 2019. One month later, on or about January 2, 2020, the Grand Court approved the application, authorizing CBG and the JOLs to enter into the settlement. Counsel for the parties are currently finalizing the settlement agreement.

Other

We are also regularly subject to claims, suits, regulatory and government investigations, and other proceedings. Such claims, suits, regulatory and government investigations, and other proceedings could result in substantial fines and penalties, injunctive relief, ongoing auditing and monitoring obligations, changes to our products and services, alterations to our business models and operations, and collateral related civil litigation or other adverse consequences, all of which could harm our business, reputation, financial condition, and operating results.

With respect to our outstanding matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 17. RELATED PARTY TRANSACTIONS

On July 27, 2020, we collected approximately $0.5 million of receivables from related parties. The receivables represented cash advances in excess of expense reimbursements to senior management. The cash received from these receivables was subsequently injected as additional capital into our VIEs in China.

NOTE 18. SUBSEQUENT EVENTS

Note Payable

On February 10, 2021, we entered into a senior secured promissory note (the “Note”) with certain of our subsidiaries as guarantors (the “Guarantors”) and Jefferson Remark Funding LLC (the “Lender”), pursuant to which the Lender extended credit to us consisting of a one-year term loan in the principal amount of $5.0 million. The Note bears interest at 15% per annum, which shall be payable on the last business day of each calendar quarter commencing on March 31, 2021. The entire principal balance, as well as any unpaid accrued interest thereon, is due and payable in full on February 10, 2022. To secure the payment and performance of the obligations under the Note, we, together with the Guarantors, have granted to the Lender a first-priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions. The Note contains representations, warranties, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Note may result in the principal amount outstanding and unpaid interest thereon becoming immediately due and payable.

Common Stock Issuances

From February 3, 2021 through February 5, 2021, we issued approximately 0.4 million shares of our common stock as a result of stock option exercises.

Table of Contents	F - 33	Financial Statement Index