Form 10-K/A
period 2020-12-31
REMARK HOLDINGS, INC.
filed 2021-04-30
CIK 1368365

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
As of April 27, 2021, a total of 99,916,941 shares of our common stock were outstanding.

EXPLANATORY NOTE

Remark Holdings, Inc. (“Remark”, “we”, “us” or “our”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”), to provide by amendment the information required by Items 10 through 14 (Part III) of Form 10-K, and to update Item 15, rather than by incorporation by reference to a definitive proxy statement for our 2021 annual meeting of stockholders that we will file with the SEC. We are including new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Name	Age	Position
Kai-Shing Tao	44	Chief Executive Officer and Chairman of the Board
Theodore P. Botts	75	Director and Chairman of the Audit Committee
Elizabeth Xu	56	Director
Brett Ratner	52	Director and Chairman of the Compensation Committee
Daniel Stein	45	Director and Chairman of the Nominating and Governance Committee

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

Table of Contents	1

Daniel Stein has served as a member of our Board since March 2017. Daniel Stein is currently Senior Vice President of Partnerships, Crossix Analytics (which is part of Veeva Systems) where he oversees all media, enablement and product partnerships. He previously served since 2012 as Senior Vice President of Analytics Services & Product Strategy at Crossix Solutions, Inc., a healthcare and analytics and data company, where he was responsible for driving innovation across the Crossix product suite, including digital and TV-based solutions. Prior to joining Crossix, Mr. Stein spent eight years at Digitas and Digitas Health, an advertising agency, where he led the Strategy and Analysis group in New York. At Digitas Health, he built a team focused on leveraging analytics to help pharmaceutical and health-focused clients optimize their marketing plans and partnerships. Mr. Stein brings over 20 years of media, marketing, healthcare and agency experience focusing on products, marketing and innovation. Previously, he worked at Scholastic, where he developed interactive and direct marketing plans to support teachers and parents, and he gained additional healthcare experience at PricewaterhouseCoopers, where he designed and built comprehensive health & welfare systems for large companies. Mr. Stein graduated from the University of Pennsylvania with a B.A. in Economics. He has not served on any other boards or committees in the last five years.

Dr. Elizabeth Xu is an international transformational technology leader and senior business executive with more than 20 years of experience that includes digital transformation through the application of artificial intelligence, Internet-of-Things, and other enterprise technology to multiple businesses. She was a Stanford University lecturer for six years, and she currently serves as an Innovation and Entrepreneurship Advisor at MIT and Chairman of the APAC advisory board of Women in Technology International (WITI.com). Currently, Dr. Xu is the CEO of A2C Leadership Group which offers online personalized training and boot camps for corporations, executives, working professionals, and middle/high school students, focusing on innovation and leadership. From 2018 to 2019, Dr. Xu served as the Group CTO at Thailand-based Charoen Pokphand Group (CP Group), one of the world's largest conglomerates, where she drove the company's technology strategy and advancement and oversaw workforce re-training for more than 200 of the company's subsidiaries in various industries. During that time period, she also served as CEO of the CP Group subsidiaries in Thailand and the United States that conducted CP Group's research and development. From 2014 to 2017, Dr. Xu held several leadership roles, including serving as CTO, with BMC Software, Inc. (“BMC”), a global leader in information technology service management. At BMC, she was responsible for the company's Central Technology Organization and Digital Service Management BU Engineering Organization. Before joining BMC, Dr. Xu held senior management positions at several other organizations, including Group Vice President of product engineering at LiveRamp Holdings, Inc. (formerly known as Acxiom Corporation), Global Senior Vice President of product development at Deem (formerly known as Rearden Commerce) and Global Senior Vice President of product development at Vitria Technology. She started her management career at IBM in 1996, where she developed the IBM Content Management Suite and DB2. Dr. Xu earned a B.S. degree and an M.S. degree from Peking University, as well as an M.S. in Computer Science and a Ph.D. in Atmospheric Science from the University of Nevada, Reno. She has also completed advanced executive-education programs at Stanford Business School and earned a board certificate from Harvard Business School.

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

Kai-Shing Tao

•Knowledge and experience regarding Remark from serving as our Chief Executive Officer since December 2012

Table of Contents	2

•Global financial industry and investment experience and extensive knowledge of Asian markets as Chief Investment Officer of Pacific Star Capital and a former member of the U.S.-China and U.S.-Taiwan Business Council

•Outside public company board experience as a former director of Playboy Enterprises, Inc.

Theodore P. Botts

•Global financial advisory experience and extensive knowledge of the technology sector as President of Kensington Gate Capital, LLC

•Outside board experience as a director and chairman of the audit committee of INTAC International

•Global financial industry experience as an executive at UBS Group and Goldman Sachs

Brett Ratner

•Extensive experience in the entertainment industry, including co-founding and operating a successful film finance and media company

Daniel Stein

•Operational experience leading data monetization efforts for analytics companies, leveraging partnerships with top digital, television and media companies

•Oversaw all product strategy for Crossix, a leading technology company currently focused in healthcare

•More than 20 years of media, marketing and agency experience focusing on innovation

Elizabeth Xu

•Senior executive experience as former Group CTO of CP Group and CEO of CP R&D Thailand and USA companies

•Global business experience in operational and governance roles for technology businesses

•Harvard Business School certified board member

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance
Under §16(a) of the Exchange Act, our directors, executive officers and holders of more than 10% of our common stock, must file initial reports of ownership and reports of changes in ownership with the SEC, and under SEC regulations, they must furnish us with copies of all §16(a) forms filed.

Delinquent Section 16(a) Reports. To our knowledge, based solely upon our review of the copies of the forms furnished to us, we believe that our directors, executive officers and holders of more than 10% of our common stock complied with all §16(a) filing requirements during 2020, except that on August 5, 2020, Messrs. Botts, Stein and Ratner, and Dr. Xu, directors of

Table of Contents	3

Remark, each filed a Statement of Changes in Beneficial Ownership on Form 4 covering one transaction that occurred on July 27, 2020.

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

Audit Committee

The Audit Committee of our Board is comprised of Messrs. Botts and Stein and Dr. Xu, each of whom is independent under applicable NASDAQ listing standards. Mr. Botts serves as Chairman of the Audit Committee.

The Board determined that Mr. Botts qualifies as an “audit committee financial expert”, as defined under the Exchange Act. The Board made a qualitative assessment of Mr. Botts’ level of knowledge and experience based on a number of factors, including his experience as a financial professional.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the dollar amounts of salary (the only form of compensation during the years noted) earned by our named executive officer (“NEO”):

Kai-Shing Tao
Year ended December 31, 2020	$350,000
Year ended December 31, 2019	350,000

Employment Agreements

    Mr. Tao is an “at will” employee and we do not have employment agreement with him.

Table of Contents	4

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding our NEO’s unexercised options to purchase our common stock as of December 31, 2020 (all stock awards to our NEO had vested as of December 31, 2020):

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

Director Compensation

The following table presents a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2020:

Name	Cash Compensation	Option Awards [1]	Total
Theodore Botts [2]	$50,000	$208,418	$258,418
Brett Ratner	—	208,418	208,418
Daniel Stein	—	208,418	208,418
Elizabeth Xu	—	138,945	138,945

Note:    The Option Awards column in the table above reflects the aggregate grant date fair value of the respective awards granted. For a discussion of the assumptions and methodologies used to calculate these amounts, please see Note 2 and Note 14 in the Notes to Consolidated Financial Statements included in Item 8 in the Original Filing.

1.On July 27, 2020, under the 2017 Incentive Plan, we granted to each non-employee director serving on our Board options to purchase shares of our common stock at an exercise price of $1.37 in compensation for their service on our Board. Under the July 27, 2020 grant, each of Messrs. Botts, Stein and Ratner received an option to purchase 225,000 shares of our common stock, and Dr. Xu received an option to purchase 150,000 shares of our common stock. Half of the awards vested on July 27, 2020 (the grant date), and one-fourth vested on each of September 30, 2020 and December 31, 2020 provided, however, that the options are not exercisable unless and until the Company's stockholders have approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common

Table of Contents	5

stock in an amount sufficient to allow for the exercise of the options and the Company has filed a corresponding Certificate of Amendment to its Amended and Restated Certificate of Incorporation reflecting such increase in the number of authorized shares of common stock.

2.For serving as the Chairman of the Audit Committee of our Board, we paid cash of $50,000 to Mr. Botts.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents information with respect to the beneficial ownership of our common stock as of April 27, 2021, by:

•each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding common stock;

•each of our directors and NEOs; and

•all of our directors and executive officers as a group.

The amounts and percentages of beneficially-owned common stock are reported based upon SEC rules governing the determination of beneficial ownership of securities. The SEC rules:

•deem a person a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or if that person has or shares investment power, which includes the power to dispose of or to direct the disposition of a security;

•deem a person a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days, and securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s ownership percentage; and

•may deem more than one person a beneficial owner of the same securities, and may deem a person a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. The information relating to our 5% beneficial owners is based on information we received from such holders. The percentage of beneficial ownership is based on 99,916,941 shares of common stock outstanding as of April 27, 2021.

Except as otherwise noted below, the address of persons listed in the following table is:

c/o Remark Holdings, Inc.
800 S Commerce St
Las Vegas, Nevada 89106

Table of Contents	6

	Number of Common Stock Shares	Percentage of Outstanding Common Stock Shares
Persons known to beneficially own more than 5%
Lawrence Rosen [1]	5,418,616	5.4%
Digipac LLC [2]	5,246,314	5.3%
Directors and NEOs
Kai-Shing Tao [3]	10,200,634	9.8%
Theodore Botts [4]	519,184	*
Brett Ratner [5]	350,000	*
Daniel Stein [5]	300,000	*
Elizabeth Xu [5]	150,000	*
All executive officers and directors as a group (5 persons) [6]	11,519,818	10.9%

* Represents holdings of less than 1% of shares outstanding.

1.Consists of shares of common stock. The address of Mr. Rosen is 1578 Sussex Turnpike (Bldg. 5), Randolph, NJ 07869. This disclosure is based on information contained in a Schedule 13G/A filed by Mr. Rosen with the SEC on February 22, 2021.

2.Consists of shares of common stock. Mr. Tao, as the manager and a member of Digipac, LLC (“Digipac”), may be deemed to beneficially own the shares of common stock beneficially owned by Digipac. Mr. Tao disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of Digipac is One Hughes Center Drive, Unit 1601, Las Vegas, Nevada 89169.

3.Consists of (i) 234,749 shares of common stock held by Mr. Tao, (ii) 4,422,750 shares of common stock issuable upon exercise of options held by Mr. Tao, (iii) 5,246,314 shares of common stock held by Digipac, (iv) 275,000 shares of common stock held by Pacific Star Capital and (v) 21,821 shares of common stock held by Pacific Star HSW LLC (“Pacific Star HSW”). Mr. Tao, as the manager and a member of Digipac, the Chief Investment Officer and sole owner of Pacific Star Capital, and the control person of Pacific Star HSW, may be deemed to beneficially own the shares of common stock beneficially owned by Digipac, Pacific Star Capital and Pacific Star HSW. Mr. Tao disclaims beneficial ownership of the shares of common stock beneficially owned by Digipac and Pacific Star HSW, except to the extent of his pecuniary interest therein.

4.Includes 477,857 shares of common stock issuable upon exercise of options.

5.Consists of shares of common stock issuable upon exercise of options.

6.Consists of 5,819,211 shares of common stock and 5,700,607 shares of common stock issuable upon exercise of options.

Securities Authorized for Issuance Under Equity Compensation Plans

We incorporate the required information regarding securities authorized for issuance under equity compensation plans by reference to the subsection entitled Securities Authorized for Issuance Under Equity Compensation Plans in Part III, Item 12 of the Original Filing.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

All related-party transactions are required to be reviewed and approved by the Audit Committee. Such policy and procedures are set forth in the Audit Committee charter.

Table of Contents	7

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

Each new engagement of Weinberg & Company (“Weinberg”) and Cherry Bekaert LLP (“Cherry Bekaert”) has been approved in advance by the Board, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

Fees Billed for the 2020 and 2019 Fiscal Years

The following table presents the aggregate fees billed, by type of fee, in relation to services provided to us by Weinberg in 2020 or Cherry Bekaert in 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Audit	$305	$301
All other	15	30
Total	$320	$331

The fees billed in the all other category for 2020 primarily represent work related to preparation of a registration statement, while for 2019 such fees primarily represent compensation for additional work related to our sale of Vegas.com and our adoption of new accounting pronouncements.

Table of Contents	8

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Amendment:

Consolidated Financial Statements

In Part II, Item 8 of the Original Filing, we have included our consolidated financial statements, the notes thereto and the report of our Independent Registered Public Accounting Firm.

Financial Statement Schedules

We have omitted schedules required by applicable SEC accounting regulations because they are either not required under the related instructions, are inapplicable, or we present the required information in the financial statements or notes thereto.

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this Amendment in the attached Exhibit Index.

EXHIBIT INDEX

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Table of Contents	9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	April 30, 2021	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chief Executive Officer and Chairman
(principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kai-Shing Tao
Kai-Shing Tao	Chief Executive Officer and Chairman (principal executive officer, principal financial officer and principal accounting officer)	April 30, 2021

*
Theodore Botts	Director	April 30, 2021

*
Brett Ratner	Director	April 30, 2021

*
Elizabeth Xu	Director	April 30, 2021

*
Daniel Stein	Director	April 30, 2021

/s/ Kai-Shing Tao
* Kai-Shing Tao, Attorney-in-fact