Form 10-Q
period 2021-03-31
REMARK HOLDINGS, INC.
filed 2021-05-17
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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

As of May 14, 2021, a total of 99,916,941 shares of our common stock were outstanding.

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

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents (includes VIE $335 and $278, respectively)	$906	$854
Trade accounts receivable, net (includes VIE $7,825 and $4,850, respectively)	7,953	5,027
Inventory, net (includes VIE $57 and $112, respectively)	1,669	874
Prepaid expense and other current assets (includes VIE $277 and $248, respectively)	1,507	2,043
Total current assets	12,035	8,798
Property and equipment, net (includes VIE $20 and $43, respectively)	274	321
Operating lease assets (includes VIE $222 and $281, respectively)	402	492
Investment in unconsolidated affiliates	1,030	1,030
Other long-term assets (includes VIE $57 and $68, respectively)	640	670
Total assets	$14,381	$11,311
Liabilities and Stockholders’ Deficit
Accounts payable (includes VIE $4,468 and $3,655, respectively)	$9,016	$8,589
Accrued expense and other current liabilities (includes VIE $3,873 and $3,782, respectively)	7,727	6,660
Contract liability (includes VIE $169 and $147, respectively)	355	310
Notes payable, net of unamortized discount and debt issuance cost	6,048	1,500
Total current liabilities	23,146	17,059
Loans payable, long-term	1,425	1,425
Operating lease liabilities, long-term (includes VIE $51 and $79, respectively)	145	194
Warrant liability	3,335	1,725
Total liabilities	28,051	20,403

Commitments and contingencies

Preferred stock,$0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 99,916,941 and 99,505,041 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	100	100
Additional paid-in-capital	352,387	351,546
Accumulated other comprehensive income	(184)	(226)
Accumulated deficit	(365,973)	(360,512)
Total stockholders’ deficit	(13,670)	(9,092)
Total liabilities and stockholders’ deficit	$14,381	$11,311
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$4,406	$431
Cost and expense
Cost of revenue (excluding depreciation and amortization)	2,752	21
Sales and marketing	1,001	416
Technology and development	1,550	648
General and administrative	2,697	2,740
Depreciation and amortization	66	90
Total cost and expense	8,066	3,915
Operating loss	(3,660)	(3,484)
Other income (expense)
Interest expense	(235)	(461)
Other income, net	1	—
Change in fair value of warrant liability	(1,610)	57
Gain on lease termination	—	1,538
Other income (loss), net	43	(73)
Total other income (expense), net	(1,801)	1,061
Net loss	$(5,461)	$(2,423)
Other comprehensive loss
Foreign currency translation adjustments	42	182
Comprehensive loss	$(5,419)	$(2,241)

Weighted-average shares outstanding, basic and diluted	99,759	53,775

Net loss per share, basic and diluted	$(0.05)	$(0.05)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Three Months Ended March 31, 2021
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2020	99,505,041	$100	$351,546	$(226)	$(360,512)	(9,092)
Net loss	—	—	—	—	(5,461)	(5,461)
Share-based compensation	—	—	20	—	—	20
Equity instrument exercises	411,900	—	821	—	—	821
Foreign currency translation	—	—	—	42	—	42
Balance at March 31, 2021	99,916,941	$100	$352,387	$(184)	$(365,973)	$(13,670)

	Three Months Ended March 31, 2020
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2019	51,055,159	$51	$319,275	$(227)	$(346,827)	$(27,728)
Net loss	—	—	—	—	(2,423)	(2,423)
Share-based compensation	—	—	47	—	—	47
Common stock issued	15,078,729	15	4,636	—	—	4,651
Foreign currency translation	—	—	—	182	—	182
Balance at March 31, 2020	66,133,888	$66	$323,958	$(45)	$(349,250)	$(25,271)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,461)	$(2,423)
Change in fair value of warrant liability	1,610	(57)
Depreciation, amortization and impairments	66	90
Share-based compensation	267	35
Amortization of debt issuance costs and discount	63	—
Loss (gain) on disposal of long-lived assets	—	86
Other	37	538
Changes in operating assets and liabilities:
Accounts receivable	(2,938)	377
Prepaid expenses	(229)	(545)
Operating lease assets	90	4,040
Accounts payable	968	(440)
Deferred revenue	48	59
Operating lease liabilities	(49)	(4,570)
Net cash used in operating activities	(5,528)	(2,810)
Cash flows from investing activities:
Purchases of property, equipment and software	(11)	—
Net cash used in investing activities	(11)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net	821	4,627
Proceeds from debt issuance	4,770	—
Repayments of debt	—	(472)
Net cash provided by financing activities	5,591	4,155
Net change in cash, cash equivalents and restricted cash	52	1,345
Cash, cash equivalents and restricted cash:
Beginning of period	854	272
End of period	$906	$1,617

Supplemental schedule of non-cash investing and financing activities:
Addition of interest to debt principal	$—	$378
Accrual of debt issuance costs	$285	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

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

COVID-19

Our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2021 were impacted by the effects of the COVID-19 pandemic, which has caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Varying degrees of preventative measures are still in place around the world, including travel restrictions, shelter-in-place orders, school closings, closures of non-essential businesses and other quarantine measures. The preventative measures have limited our operational capabilities, which could have a material adverse impact on our business and which have created significant uncertainties, such as the potential adverse effect of the pandemic on the economy, our vendors, our employees and customers and customer sentiment in general.

The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the pandemic, the duration of preventative measures implemented by domestic and foreign governments, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. The pandemic-related situation is changing rapidly, and additional impacts of which we are not currently aware may arise, as recently underscored by the surge in cases in the U.S., India and portions of South America. We are closely monitoring worldwide developments and are continually assessing the potential impact on our business.

Going Concern

During the three months ended March 31, 2021, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $366.0 million as of March 31, 2021. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $5.5 million during the three months ended March 31, 2021. As of March 31, 2021, our cash and cash equivalents balance was $0.9 million, and we had a negative working capital balance of $11.1 million and total stockholders’ deficit of $13.7 million.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2020, has also expressed substantial doubt

Table of Contents	5	Financial Statement Index

about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to May 17, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2021, with the audited Consolidated Balance Sheet amounts as of December 31, 2020 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of March 31, 2021, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K (the “2020 Form 10-K”).

Table of Contents	6	Financial Statement Index

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

We use the fair value method to account for equity investments in which we cannot exercise significant influence over the investee, such as with our investment in Sharecare, Inc. (“Sharecare”). With regard to our investment in Sharecare, GAAP allows us to continue to carry our investment at cost less impairment until such time as an observable price change in the underlying security occurs. Any gains or losses resulting from a change in fair value are recorded to the statement of operations (see Note 6 for information on our investments in unconsolidated affiliates).

Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP. While preparing our financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, share-based compensation, the fair value of the warrant liability, deferred income taxes, and inventory reserve, among other items.

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

We maintain cash balances in United States dollars (“USD”), Chinese Renminbi (“RMB”), and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	March 31, 2021	December 31, 2020
Cash denominated in:
USD	$557	$563
HKD	7	8
RMB	342	283
Total cash	$906	$854

Table of Contents	7	Financial Statement Index

We maintain substantially all of our USD-denominated cash at a U.S financial institution where the balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of March 31, 2021, we do not believe we have any significant concentrations of credit risk, although approximately $0.3 million of our USD-denominated cash balance exceeded the FDIC-insured limit. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further develop our business in China could exceed original estimates.

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

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2021	2020
Exchange rates at March 31st:
RMB:USD	0.152	0.141
HKD:USD	0.129	0.129

Average exchange rate during the three months ended March 31st:
RMB:USD	0.154	0.143

Table of Contents	8	Financial Statement Index

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

For the three months ended March 31, 2021 and 2020, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive.

Table of Contents	9	Financial Statement Index

Securities which would have been anti-dilutive to a calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020 include 9,528,565 and 10,290,829 outstanding stock options, respectively, and 40,000 and 4,936,313 outstanding stock warrants, respectively.

Segments

Existing GAAP, which establishes a management approach to segment reporting, defines operating segments as components of an entity about which separate, discrete financial information is available for evaluation by the chief operating decision maker. We have identified our Chief Executive Officer as our chief operating decision maker, who reviews operating results to make decisions about allocating resources and assessing performance based upon only one operating segment.

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

Table of Contents	10	Financial Statement Index

NOTE 3. REVENUE

We sell AI-based products that include our Remark AI Thermal Kits, rPads and Thermal Kits in the U.S., as well as the various customized products we sell in China based upon facial recognition, gesture recognition and other technologies.

We do not include disclosures related to remaining performance obligations because substantially all our contracts with customers have an original expected duration of one year or less or, with regard to our stand-ready obligations, the amounts involved are not material.

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category (in thousands):

	Three Months Ended March 31,
	2021	2020
AI-based products	$4,020	$324
Other	386	107
Revenue	$4,406	$431

The following table presents a disaggregation of our revenue by country (in thousands):

	Three Months Ended March 31,
	2021	2020
China	$3,717	$324
United States	689	107
Revenue	$4,406	$431

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the three months ended March 31, 2021, our contract liability changed only as a result of routine business activity.

During the three months ended March 31, 2021 and 2020, we did not recognize a material amount of revenue which was included in the beginning balance of Contract liability.

During the three months ended March 31, 2021 and 2020, we did not recognize revenue from performance obligations that were satisfied in previous periods.

Table of Contents	11	Financial Statement Index

NOTE 4. FAIR VALUE MEASUREMENTS OF CERTAIN LIABILITIES

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, until expiry, we use an option pricing model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase common stock. As of March 31, 2021, our outstanding liability-classified warrants include the warrants we issued or that we are obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016 (the “CBG Acquisition Warrants”). The warrants we issued in connection with the financing we obtained for the CBG Acquisition (referred to in our prior reports as the CBG Financing Warrants) expired on September 24, 2020 without being exercised; therefore, the balance of $3.3 million as of March 31, 2021 represents the liability associated with the CBG Acquisition Warrants.

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the CBG Acquisition Warrants:

	March 31, 2021	December 31, 2020
Expected volatility	100.00%	85.00%
Risk-free interest rate	0.26%	0.18%
Expected remaining term (years)	2.48	2.73

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2021	2020
Balance at beginning of period	$1,725	$115
Expiration of warrants	—	(115)
Increase (decrease) in fair value	1,610	1,725
Balance at end of period	$3,335	$1,725

As of March 31, 2021 and December 31, 2020, warrants outstanding included CBG Acquisition Warrants which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants to purchase up to 5,710,000 of the Company’s common shares at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued).

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	March 31, 2021	December 31, 2020
Gross accounts receivable balance	$8,832	$5,988
Allowance for bad debt	(879)	(961)
Accounts receivable, net	$7,953	$5,027

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our China-based AI projects represent 95% of our gross trade receivables.

Table of Contents	12	Financial Statement Index

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of March 31, 2021 and December 31, 2020, we owned approximately 4.2% of Sharecare’s issued stock, the value of which was $1.0 million, and maintained representation on its Board of Directors.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	March 31, 2021	December 31, 2020
Other receivables	$77	$8
Prepaid expense	1,142	1,877
Deposits	158	50
Other current assets	130	108
Total	$1,507	$2,043

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	March 31, 2021	December 31, 2020
Computers and equipment	3	1,077	1,097
Furniture and fixtures	3	42	42
Software	3	5,001	5,006
Leasehold improvements	3	175	174
Total property, equipment and software		$6,295	$6,319
Less accumulated depreciation		(6,021)	(5,998)
Total property, equipment and software, net		$274	$321

For the three months ended March 31, 2021 and 2020, depreciation (and amortization of software) expense was $0.1 million and $0.1 million, respectively.

NOTE 9. LEASES

We lease office space and a vehicle under contracts we classify as operating leases. None of our leases are financing leases.

Table of Contents	13	Financial Statement Index

The following table presents the detail of our lease expense, which is reported in General and administrative expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$355	$394
Short-term lease expense	7	75
Lease expense	$362	$469

We reported within continuing operating cash flows for the three months ended March 31, 2021 and 2020, $0.1 million and a de minimis amount, respectively, of cash paid for amounts included in the measurement of operating lease liabilities.

As of March 31, 2021, our operating leases had a weighted-average remaining lease term of approximately 18 months, and we used a weighted-average discount rate of approximately 13% to measure our operating lease liabilities.

Maturity of Lease Liabilities

The following table presents information regarding the maturities of our undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our March 31, 2021 unaudited Condensed Consolidated Balance Sheet (in thousands):

Operating lease liabilities maturing during the next:
One year	$316
Two years	154
Total undiscounted cash flows	$470
Present value of cash flows	$426

Lease liabilities on balance sheet:
Short-term (included in accrued expenses)	$281
Long-term	145
Total lease liabilities	$426

Other

In March 2021, we prepaid the lease expense for short-term leases on properties in the Los Angeles, California and Miami, Florida areas. The $0.4 million we paid remained in the balance of Prepaid expense and other current assets as of March 31, 2021.

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

Table of Contents	14	Financial Statement Index

NOTE 10. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation and benefit-related expense	$1,355	$1,151
Accrued interest	658	485
Other accrued expense	839	721
Other payables	3,563	3,048
Operating lease liability - current	281	382
Other current liabilities	1,031	873
Total	$7,727	$6,660

NOTE 11. DEBT

Short-Term Debt

The following table presents our notes payable (in thousands) as of:

	March 31, 2021	December 31, 2020
Note payable to private lender	$1,500	$1,500
Note payable to Jefferson Remark Funding LLC	5,000	—
Principal balance of notes payable	6,500	1,500
Unamortized discount and debt issuance cost	(452)	—
Notes payable, net of unamortized discount and debt issuance cost	$6,048	$1,500

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of each of March 31, 2021 and December 31, 2020, the note was past due and accrued interest was $0.5 million.

On February 10, 2021, we entered into a senior secured promissory note (the “Note”) with certain of our subsidiaries as guarantors (the “Guarantors”) and Jefferson Remark Funding LLC (the “Lender”), pursuant to which the Lender extended credit to us consisting of a one-year term loan in the principal amount of $5.0 million. The Note bears interest at 15% per annum, which shall be payable on the last business day of each calendar quarter commencing on March 31, 2021. The entire principal balance, as well as any unpaid accrued interest thereon, is due and payable in full on February 10, 2022. To secure the payment and performance of the obligations under the Note, we, together with the Guarantors, have granted to the Lender a first-priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions. The Note contains representations, warranties, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Note may result in the principal amount outstanding and unpaid interest thereon becoming immediately due and payable. The net cash proceeds to us under the promissory note were $4.8 million, net of a $0.2 million discount, and we incurred debt issuance cost of $0.3 million. Amortization expense of $0.1 million was recognized during the period, resulting in an unamortized discount and debt issuance cost balance of $0.4 million at March 31, 2021.

Table of Contents	15	Financial Statement Index

Long-Term Debt

The following table presents our long-term debt (in thousands) as of:

	March 31, 2021	December 31, 2020
Private lender loan due December 2023	$1,000	$1,000
PPP loan due April 2022	425	425
Loans payable, long-term	$1,425	$1,425

Loan due April 2022

On April 15, 2020, we entered into a loan agreement (the “PPP Loan”) with our bank under the U.S. Small Business Administration’s Paycheck Protection Program. Under the PPP Loan, we borrowed $0.4 million with a stated interest rate of one percent for a term of two years from the initial disbursement date of April 15, 2020. The PPP Loan is eligible for forgiveness as part of the CARES Act if certain requirements are met. We continue to evaluate and monitor the requirements of the CARES Act that allow for forgiveness. As of March 31, 2021, the SBA loan had an outstanding principal balance of $0.4 million included in loans payable.

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

At March 31, 2021, we had no material commitments outside the normal course of business, other than as described below.

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

During the three months ended March 31, 2021, we advanced an additional $0.6 million to the China Business Partner, which we included in Sales and marketing expense. Any advances we make under the executed agreement with the China Business Partner will bear a simple interest rate of 10% per annum, payable before each December 31st during the term of the agreement, and will be convertible at our election into equity of the China Business Partner upon any equity financing our China Business Partner undertakes during the term of the agreement.

Table of Contents	16	Financial Statement Index

Contingencies

As of March 31, 2021, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

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

NOTE 13. STOCKHOLDERS' EQUITY, SHARE-BASED COMPENSATION AND NET LOSS PER SHARE

Common Shares Authorized
Our Amended and Restated Certificate of Incorporation authorizes us to issue up to 100,000,000 shares of our common stock, of which 99,916,941 shares were outstanding as of May 14, 2021. In addition, as of May 14, 2021, we had outstanding stock options allowing for the purchase of as many as approximately 9.5 million shares of common stock and we had outstanding warrants to purchase 40,000 shares of common stock. If all our outstanding stock options and warrants were exercised, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

As a result of such potential shortfall in the number of our authorized shares of common stock, we will have insufficient shares of common stock available to issue in connection with the exercise of our outstanding stock options and warrants or any future equity financing transaction we may seek to undertake. Accordingly, we are seeking approval of an increase in the number of our authorized shares of common stock at a special meeting of stockholders to be held on May 27, 2021.

Table of Contents	17	Financial Statement Index

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of March 31, 2021, and changes during the three months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	9,942,341	$4.29
Exercised	(411,900)	1.99
Forfeited, cancelled or expired	(1,876)	1.40
Outstanding at March 31, 2021	9,528,565	$4.39	5.4	$1,275
Options exercisable at March 31, 2021	9,503,565	$4.40	5.4	$1,235

The following table summarizes activity under our equity incentive plans related to the China Cash Bonuses as of March 31, 2021, and changes during the three months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	1,055,000	$4.01
Granted	—	—
Forfeited, cancelled or expired	—	—
Outstanding at March 31, 2021	1,055,000	$4.01	6.2	$—
Options exercisable at March 31, 2021	805,000	$4.84	5.2	$—

Table of Contents	18	Financial Statement Index

The following table presents the change in the liability balance associated with our China Cash Bonuses (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2021	2020
Balance at beginning of period	$679	$43
Share-based compensation expense related to China Cash Bonuses	248	636
Balance at end of period	$927	$679

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

During the three months ended March 31, 2021, we incurred share-based compensation expense of $0.3 million, while we recorded only a de minimis amount of share-based compensation expense during the three months ended March 31, 2020.

Table of Contents	19	Financial Statement Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2021 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

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

Table of Contents	20	Financial Statement Index

Our Biosafety Business

We built a new product line of high-quality, highly-effective thermal imaging solutions that leverage our innovative software. We currently focus our efforts predominantly in the U.S. market.

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

Other Businesses

We also maintain a digital media portfolio which, in addition to operating businesses, includes an approximately 4.2% ownership in the issued stock of Sharecare, Inc., an established health and wellness platform with more than 100 million users, which has now raised in excess of $425 million of total capital. We continue to evaluate opportunities to monetize and maximize the value of this asset for our shareholders. In addition to AI-based products revenue from our Remark AI business, activities such as online merchandise sales generated from Bikini.com, our e-commerce website selling swimwear and accessories in the latest styles, also contributed to our consolidated revenue in the current-year and prior-year periods, while advertising also contributed to revenue in prior-year periods.

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

Business Developments During 2021

During the first quarter of 2021, we continued working to expand our biosafety business within the U.S., with proof-of concept projects underway, and though our ability to more quickly expand has been slowed by the pace at which businesses are re-opening as pandemic restrictions ease and, in some cases, by regulatory approvals necessary before our potential customers can award contracts, our customers and potential customers continue to show strong interest in our products. Our expectation, therefore, that revenue from the biosafety business will continue to increase as business re-openings and decision-making processes speed up remains unchanged. In China, project completions continued on a steady pace, except as affected by the seasonal closures related to Chinese New Year.

Table of Contents	21	Financial Statement Index

The COVID-19 pandemic continues to have some impact on our business; it has caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Varying degrees of preventative measures are still in place around the world, including travel restrictions, shelter-in-place orders, school closings, closures of non-essential businesses and other quarantine measures. As a result, our business and financial results may be adversely impacted by the COVID-19 pandemic for the duration of 2021 and possibly longer, and we are unable to predict the duration or degree of such impact with any certainty. For example, there is surge in COVID-19 infections in India, and other countries are still struggling to contain the spread of the virus, all of which could lead to additional preventative measures including a reintroduction of quarantines in places that have relaxed such quarantines after the initial outbreak.

The following table presents our revenue categories as a percentage of total consolidated revenue during the three months ended March 31, 2021.

	Three Months Ended March 31,
	2021	2020
AI-based products and services	92%	75%
Advertising and other	8%	25%

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2021, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2020 Form 10-K.

Table of Contents	22	Financial Statement Index

RESULTS OF OPERATIONS

The following table summarizes our operating results for the three months ended March 31, 2021, and the discussion following the table explains material changes in the operating results for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

(dollars in thousands)	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
Revenue	$4,406	$431	$3,975	922%

Cost of revenue	2,752	21	2,731	13,005%
Sales and marketing	1,001	416	585	141%
Technology and development	1,550	648	902	139%
General and administrative	2,697	2,740	(43)	(2)%
Depreciation and amortization	66	90	(24)	(27)%

Interest expense	(235)	(461)	226	(49)%
Other income	1	—	1
Gain on lease termination	—	1,538	(1,538)	(100)%
Change in FV of warrant liability	(1,610)	57	(1,667)	(2,925)%
Other gain (loss)	43	(73)	116	(159)%

Revenue and Cost of Revenue. During the three months ended March 31, 2021, we completed more AI-related projects in China than we did in the comparable period of 2020, a period which was affected by the combined effects of the COVID-19 pandemic, the ongoing U.S.-China trade war and working capital constraints. Additionally, during the three months ended March 31, 2021, our biosafety business contributed $0.3 million more revenue than in the comparable period of 2020, and we completed an advertising project that added $0.3 million of revenue, while there was no such activity in the comparable period of 2020.

Cost of revenue during the three months ended March 31, 2021 primarily increased in conjunction with the ramping up of work on our larger contracts in China, with the advertising project contributing to a small portion of the increase in cost of revenue.

Sales and marketing. The increase resulted from an additional payment we made to our China Business Partner to present a combination of their hardware and our KanKan AI software to large potential clients in response to requests for proposals that could result in lucrative contracts on AI projects to modernize such potential clients’ facilities and operations.

Technology and development. Our increased activities to continuously improve the biosafety product line developed towards the end of the first quarter of 2020 and to develop new products led to a $0.7 million increase in expense. Additionally, the increase in our common stock price at March 31, 2021 as compared to the price of our common stock on December 31, 2020 caused a $0.2 million increase in share-based compensation expense related to our outstanding liability-classified China Cash Bonuses. Stock price is an input to the model we use to estimate the fair value of the China Cash Bonuses, and changes in stock price can cause large fluctuations in our estimates of fair value.

Interest expense. Our prepayment of a large portion of our debt in 2020 when we completed the sale of Vegas.com resulted in less debt principal outstanding and, therefore, the decrease in interest expense for the three months ended March 31, 2021.

Table of Contents	23

Gain on lease termination. During March 2020, we reduced right of use assets and operating lease liabilities relating to one of our leases which was terminated, which resulted in a gain on lease termination of $1.5 million. We did not have any lease terminations during the three months ended March 31, 2021.

Change in fair value of warrant liability. The change in the fair value of our warrant liability maintains direct relationships with the change in the price of our common stock as of the balance sheet date and the expected volatility in the price of our common stock. The increase in our common stock price between December 31, 2020 and March 31, 2021 contributed to the increase in the fair value of our warrant liability during such period, while the decrease in our common stock price between December 31, 2019 and March 31, 2020 was small in scale and it caused the decrease in the fair value of our warrant liability during such period. Our increase in our estimate of the expected volatility of our stock price that we use as an input to the model used to estimate the fair value of the warrants also contributed to the increase in the fair value of our warrant liability during the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the three months ended March 31, 2021, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $366.0 million as of March 31, 2021. Additionally, our operations have historically used more cash than they have provided. Net cash used in continuing operating activities was $5.5 million during the three months ended March 31, 2021. As of March 31, 2021, our cash and cash equivalents balance was $0.9 million, and we had a negative working capital balance of $11.1 million and total stockholders’ deficit of $13.7 million.

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of March 31, 2021, we owed $1.5 million in principal and $0.5 million accrued interest on such note.

On February 10, 2021, we entered into a senior secured promissory note (the “Note”) with certain of our subsidiaries as guarantors (the “Guarantors”) and Jefferson Remark Funding LLC (the “Lender”), pursuant to which the Lender extended credit to us consisting of a one-year term loan in the principal amount of $5.0 million. The Note bears interest at 15% per annum, which shall be payable on the last business day of each calendar quarter commencing on March 31, 2021. The entire principal balance, as well as any unpaid accrued interest thereon, is due and payable in full on February 10, 2022. To secure the payment and performance of the obligations under the Note, we, together with the Guarantors, have granted to the Lender a first-priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions. The Note contains representations, warranties, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Note may result in the principal amount outstanding and unpaid interest thereon becoming immediately due and payable. As of March 31, 2021, we owed $5.0 million in principal and $0.1 million accrued interest on such note.

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

Table of Contents	24

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to May 17, 2022.

Cash Flows - Continuing Operating Activities

During the three months ended March 31, 2021, we used $2.7 million more cash in continuing operating activities than we did during the same period of the prior year. The increase in cash used in continuing operating activities is a result of the timing of payments related to elements of working capital.

Cash Flows - Continuing Investing Activities

We engaged in an immaterial amount of investing activities during the three months ended March 31, 2021, and the change in investing activities from the comparable period of the prior year was not material.

Cash Flows - Financing Activities

During the three months ended March 31, 2021, we did not receive any cash proceeds from issuances of shares of our common stock, whereas the same period of 2020 included stock sale proceeds of $4.6 million. We also received debt proceeds of $4.8 million during the three months ended March 31, 2021, while we did not issue debt instruments in the same period of the prior year.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Table of Contents	25

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses in our internal control over financial reporting related to: (i) insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our AI business in China, (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our AI business in China including accounts payable, accrued liabilities, payroll and fixed assets, and (iv) failure to retain documentary evidence of all inventory purchases and the insufficient evaluation of the impact of discounted sales transactions on the valuation of our inventory, all of which we described in our 2020 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

In our 2020 Form 10-K, we disclosed that management had determined that material weaknesses in our internal control over financial reporting (described above) existed. As of the date of this report, the implementation of the plan developed by management to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls continues. Such implementation has been slowed by various factors, including the COVID-19 pandemic. As a result, there was no change in our internal control over financial reporting during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Contents	26	Financial Statement Index

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

ITEM 1A.    RISK FACTORS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None

Table of Contents	27

ITEM 6.    EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.1	Senior Secured Promissory Note dated February 10, 2021, among Remark Holdings, Inc. and all of its subsidiaries listed on the signature pages thereto and Jefferson Remark Funding LLC.	10-K	03/31/2021	10.7
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	28	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	May 17, 2021	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	29	Financial Statement Index