Form 10-Q
period 2021-06-30
REMARK HOLDINGS, INC.
filed 2021-08-23
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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

As of August 20, 2021, a total of 100,795,434 shares of our common stock were outstanding.

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

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash (includes VIE $60 and $278, respectively)	$122	$854
Trade accounts receivable, net (includes VIE $7,788 and $4,850, respectively)	8,045	5,027
Inventory, net (includes VIE $58 and $112, respectively)	1,925	874
Prepaid expense and other current assets (includes VIE $819 and $248, respectively)	1,436	2,043
Total current assets	11,528	8,798
Property and equipment, net (includes VIE $— and $43, respectively)	264	321
Operating lease assets (includes VIE $173 and $281, respectively)	330	492
Investment in unconsolidated affiliate	1,030	1,030
Other long-term assets (includes VIE $29 and $68, respectively)	581	670
Total assets	$13,733	$11,311
Liabilities and Stockholders’ Deficit
Accounts payable (includes VIE $5,631 and $3,655, respectively)	$11,112	$8,589
Accrued expense and other current liabilities (includes VIE $3,386 and $3,782, respectively)	7,539	6,660
Contract liability (includes VIE $187 and $147, respectively)	590	310
Notes payable, net of unamortized discount and debt issuance cost	6,167	1,500
Total current liabilities	25,408	17,059
Loans payable	1,425	1,425
Operating lease liabilities, long-term (includes VIE $26 and $79, respectively)	98	194
Warrant liability	2,013	1,725
Total liabilities	28,944	20,403

Commitments and contingencies

Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 99,918,941 and 99,505,041 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	100	100
Additional paid-in-capital	352,394	351,546
Accumulated other comprehensive income	(171)	(226)
Accumulated deficit	(367,534)	(360,512)
Total stockholders’ deficit	(15,211)	(9,092)
Total liabilities and stockholders’ deficit	$13,733	$11,311
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$4,016	$2,299	$8,422	$2,730
Cost and expense
Cost of revenue (excluding depreciation and amortization)	2,252	1,210	5,004	1,231
Sales and marketing	398	486	1,399	902
Technology and development	1,305	1,477	2,855	2,125
General and administrative	2,482	1,898	5,179	4,638
Depreciation and amortization	49	66	115	156
Total cost and expense	6,486	5,137	14,552	9,052
Operating loss	(2,470)	(2,838)	(6,130)	(6,322)
Other income (expense)
Interest expense	(380)	(775)	(615)	(1,236)
Other income, net	6	57	7	57
Change in fair value of warrant liability	1,322	(6,260)	(288)	(6,203)
Gain on lease termination	—	—	—	1,538
Other income (loss), net	(30)	—	13	(73)
Total other income (expense), net	918	(6,978)	(883)	(5,917)
Loss from operations	$(1,552)	$(9,816)	$(7,013)	$(12,239)
Provision for income taxes	(9)	—	(9)	—
Net loss	$(1,561)	$(9,816)	$(7,022)	$(12,239)
Other comprehensive loss
Foreign currency translation adjustments	13	156	55	338
Comprehensive loss	$(1,548)	$(9,660)	$(6,967)	$(11,901)

Weighted-average shares outstanding, basic and diluted	99,917	89,264	99,838	71,527

Net loss per share, basic and diluted	$(0.02)	$(0.11)	$(0.07)	$(0.17)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Three Months Ended June 30, 2021
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2021	99,916,941	$100	$352,387	$(184)	$(365,973)	(13,670)
Net loss	—	—	—	—	(1,561)	(1,561)
Share-based compensation	—	—	6	—	—	6
Common stock issued	—	—	—	—	—	—
Equity instrument exercises	2,000	—	1	—	—	1
Foreign currency translation	—	—	—	13	—	13
Balance at June 30, 2021	99,918,941	$100	$352,394	$(171)	$(367,534)	$(15,211)

	Three Months Ended June 30, 2020
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2020	66,133,888	$66	$323,958	$(45)	$(349,250)	$(25,271)
Net loss	—	—	—	—	(9,816)	(9,816)
Share-based compensation	—	—	47	—	—	47
Common stock issued	33,220,164	33	27,345	—	—	27,378
Equity instrument exercises	54,864	—	67	—	—	67
Foreign currency translation	—	—	—	156	—	156
Balance at June 30, 2020	99,408,916	$99	$351,417	$111	$(359,066)	$(7,439)

	Six Months Ended June 30, 2021
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2020	99,505,041	$100	$351,546	$(226)	$(360,512)	$(9,092)
Net loss	—	—	—	—	(7,022)	(7,022)
Share-based compensation	—	—	25	—	—	25
Common stock issued	—	—	—	—	—	—
Equity instrument exercises	413,900	—	823	—	—	823
Other	—	—	—	55	—	55
Balance at June 30, 2021	99,918,941	$100	$352,394	$(171)	$(367,534)	$(15,211)

	Six Months Ended June 30, 2020
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2019	51,055,159	$51	$319,275	$(227)	$(346,827)	$(27,728)
Net loss	—	—	—	—	(12,239)	(12,239)
Share-based compensation	—	—	93	—	—	93
Common stock issued	48,298,893	48	31,982	—	—	32,030
Equity instrument exercises	54,864	—	67	—	—	67
Other	—	—	—	338	—	338
Balance at June 30, 2020	99,408,916	$99	$351,417	$111	$(359,066)	$(7,439)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,022)	$(12,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	288	6,203
Depreciation, amortization and impairments	115	156
Share-based compensation	98	681
Amortization of debt issuance costs and discount	182	—
Loss on disposal of long-lived assets	30	72
Other	44	587
Changes in operating assets and liabilities:
Accounts receivable	(2,915)	(315)
Inventory	(1,051)	(1,355)
Prepaid expenses and other assets	672	(842)
Operating lease assets	162	3,886
Accounts payable	2,942	(1,891)
Deferred revenue	280	257
Operating lease liabilities	(96)	(4,447)
Net cash used in operating activities	$(6,271)	$(9,247)
Cash flows from investing activities:
Purchases of property, equipment and software	(54)	(9)
Net cash used in investing activities	(54)	(9)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	823	32,073
Proceeds from debt issuance	4,770	425
Repayments of debt	—	(13,281)
Net cash provided by financing activities	5,593	19,217
Net change in cash	(732)	9,961
Cash:
Beginning of period	854	272
End of period	$122	$10,233

Supplemental schedule of non-cash investing and financing activities:
Addition of interest to debt principal	$—	$256
Recognition of debt issuance costs	$285	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

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

COVID-19

Our unaudited condensed consolidated interim financial statements for the six months ended June 30, 2021 were impacted by the effects of the COVID-19 pandemic, which has caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Varying degrees of preventative measures are still in place around the world, including travel restrictions, closures of non-essential businesses and other quarantine measures. The preventative measures have limited our operational capabilities, which could have a material adverse impact on our business and which have created significant uncertainties, such as the potential adverse effect of the pandemic on the economy, our vendors, our employees and customers and customer sentiment in general.

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

Going Concern

During the six months ended June 30, 2021, and in each fiscal year since our inception, we have incurred net losses which have resulted in stockholders’ deficit of $15.2 million as of June 30, 2021. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $6.3 million during the six months ended June 30, 2021. As of June 30, 2021, our cash balance was $0.1 million, and we had a negative working capital balance of $13.9 million and total stockholders’ deficit of $15.2 million.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to, and management has concluded that there is, substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2020, has also expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Table of Contents	5	Financial Statement Index

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to August 23, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2021, with the audited Consolidated Balance Sheet amounts as of December 31, 2020 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of June 30, 2021, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K (the “2020 Form 10-K”).

Consolidation

We include all of our subsidiaries, including the VIEs for which we are the primary beneficiary, in our condensed consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

Table of Contents	6	Financial Statement Index

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

We use the fair value method to account for equity investments in which we cannot exercise significant influence over the investee, such as with our investment in Sharecare, Inc. (“Sharecare”). With regard to our investment in Sharecare, GAAP allows us to continue to carry our investment at cost less impairment until such time as an observable price change in the underlying security occurs. Any gains or losses resulting from a change in fair value are recorded to the statement of operations (see Note 6 and Note 14 for more information on this investment).

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

Cash

Our cash consists of funds held in bank accounts.

We maintain cash balances in United States dollars (“USD”), Chinese Renminbi (“RMB”), and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	June 30, 2021	December 31, 2020
Cash denominated in:
USD	$47	$563
HKD	6	8
RMB	69	283
Total cash	$122	$854

We maintain substantially all of our USD-denominated cash at a U.S financial institution where the balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of June 30, 2021, we do not believe we have any significant concentrations of credit risk. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further develop our business in China could exceed original estimates.

Table of Contents	7	Financial Statement Index

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

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2021	2020
Exchange rates at June 30th:
RMB:USD	0.155	0.141
HKD:USD	0.129	0.129

Average exchange rate during the six months ended June 30th:
RMB:USD	0.154	0.143

Table of Contents	8	Financial Statement Index

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

Other

We generate revenue from other sources, such as from advertising and marketing services, e-commerce activity in which we sell goods to our customers, or media production which involves the production of video or Internet-based content for our customers. We recognize the revenue from these contracts at the point in time when we transfer control of the good sold to the customer or when we deliver the promised promotional materials or media content. Substantially all of our contracts with customers that generate Other revenue are completed within one year or less.

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

For the three and six months ended June 30, 2021 and 2020, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive.

Table of Contents	9	Financial Statement Index

Securities which would have been anti-dilutive to a calculation of diluted earnings per share for the three and six months ended June 30, 2021 and 2020 include 9,526,565 and 10,216,840 outstanding stock options, respectively, and 40,000 and 6,641,558 outstanding stock warrants, respectively.

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

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
AI-based products	$3,852	$2,053	$7,872	$2,377
Other	164	246	550	353
Revenue	$4,016	$2,299	$8,422	$2,730

The following table presents a disaggregation of our revenue by country (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
China	$1,418	$987	$5,135	$1,311
United States	2,598	1,312	3,287	1,419
Revenue	$4,016	$2,299	$8,422	$2,730

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the six months ended June 30, 2021, our contract liability changed only as a result of routine business activity.

During the six months ended June 30, 2021 and 2020, we did not recognize a material amount of revenue which was included in the beginning balance of Contract liability.

During the six months ended June 30, 2021 and 2020, we did not recognize revenue from performance obligations that were satisfied in previous periods.

Table of Contents	11	Financial Statement Index

NOTE 4. FAIR VALUE MEASUREMENTS OF CERTAIN LIABILITIES

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period, until expiry, we use an option pricing model to estimate and report the fair value of liabilities related to certain outstanding warrants to purchase common stock. As of June 30, 2021, our outstanding liability-classified warrants include the warrants we issued or that we are obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016 (the “CBG Acquisition Warrants”). The warrants we issued in connection with the financing we obtained for the CBG Acquisition (referred to in our prior reports as the CBG Financing Warrants) expired on September 24, 2020 without being exercised; therefore, the balance of $2.0 million as of June 30, 2021 represents the liability associated with the CBG Acquisition Warrants.

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the CBG Acquisition Warrants:

	June 30, 2021	December 31, 2020
Expected volatility	100.00%	85.00%
Risk-free interest rate	0.27%	0.18%
Expected remaining term (years)	2.23	2.73

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2021	2020
Balance at beginning of period	$1,725	$115
Expiration of warrants	—	(115)
Increase (decrease) in fair value	288	1,725
Balance at end of period	$2,013	$1,725

As of June 30, 2021 and December 31, 2020, warrants outstanding included CBG Acquisition Warrants which may be exercised to purchase 40,000 shares of our common stock at a per-share exercise price of $10.00 (we are also committed to the future issuance of additional CBG Acquisition Warrants to purchase up to 5,710,000 of the Company’s common shares at the same per-share exercise price as the CBG Acquisition Warrant that has already been issued). See Note 12 for more information regarding the CBG Acquisition Warrants to purchase up to 5,710,000 of the Company’s common shares, which are the subject of ongoing litigation.

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	June 30, 2021	December 31, 2020
Gross accounts receivable balance	$8,938	$5,988
Allowance for bad debt	(893)	(961)
Accounts receivable, net	$8,045	$5,027

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our China-based AI projects represent 97% of our gross trade receivables.

Table of Contents	12	Financial Statement Index

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In 2009, we co-founded a U.S.-based venture, Sharecare, to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. As of June 30, 2021 and December 31, 2020, the value of our investment in Sharecare was $1.0 million, and we maintained representation on its Board of Directors through June 30, 2021. See Note 14 for an update to our investment in Sharecare that occurred following the end of the period covered by this report.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	June 30, 2021	December 31, 2020
Other receivables	$591	$8
Prepaid expense	508	1,877
Deposits	158	50
Other current assets	179	108
Total	$1,436	$2,043

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	June 30, 2021	December 31, 2020
Computers and equipment	3	1,098	1,097
Furniture and fixtures	3	42	42
Software	3	5,027	5,006
Leasehold improvements	3	197	174
Total property, equipment and software		$6,364	$6,319
Less accumulated depreciation		(6,100)	(5,998)
Total property, equipment and software, net		$264	$321

For the six months ended June 30, 2021 and 2020, depreciation (and amortization of software) expense was $0.1 million and $0.1 million, respectively.

NOTE 9. LEASES

We lease office space and a vehicle under contracts we classify as operating leases. None of our leases are financing leases.

Table of Contents	13	Financial Statement Index

The following table presents the detail of our lease expense, which is reported in General and administrative expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$61	$83	$163	$471
Short-term lease expense	369	47	630	122
Lease expense	$430	$130	$793	$593

We reported within operating cash flows for the six months ended June 30, 2021 and 2020, $0.1 million and $0.1 million, respectively, of cash paid for amounts included in the measurement of operating lease liabilities.

As of June 30, 2021, our operating leases had a weighted-average remaining lease term of approximately 16 months, and we used a weighted-average discount rate of approximately 13% to measure our operating lease liabilities.

Maturity of Lease Liabilities

The following table presents information regarding the maturities of our undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our June 30, 2021 unaudited Condensed Consolidated Balance Sheet (in thousands):

Operating lease liabilities maturing during the next:
One year	$283
Two years	103
Total undiscounted cash flows	$386
Present value of cash flows	$347

Lease liabilities on balance sheet:
Short-term (included in accrued expenses)	$249
Long-term	98
Total lease liabilities	$347

Other

In March 2021, we prepaid the lease expense for short-term leases on properties in the Los Angeles, California and Miami, Florida areas; approximately $0.2 million remained in the balance of Prepaid expense and other current assets as of June 30, 2021.

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

Table of Contents	14	Financial Statement Index

NOTE 10. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation and benefit-related expense	$1,438	$1,151
Accrued interest	813	485
Other accrued expense	1,175	721
Other payables	2,917	3,048
Operating lease liability - current	249	382
Other current liabilities	947	873
Total	$7,539	$6,660

NOTE 11. DEBT

Short-Term Debt

The following table presents our notes payable (in thousands) as of:

	June 30, 2021	December 31, 2020
Note payable to private lender	$1,500	$1,500
Note payable to Jefferson Remark Funding LLC	5,000	—
Principal balance of notes payable	6,500	1,500
Unamortized discount and debt issuance cost	(333)	—
Notes payable, net of unamortized discount and debt issuance cost	$6,167	$1,500

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of each of June 30, 2021 and December 31, 2020, the note was past due and accrued interest was $0.6 million.

On February 10, 2021, we entered into a senior secured promissory note (the “Note”) with certain of our subsidiaries as guarantors (the “Guarantors”) and Jefferson Remark Funding LLC (the “Lender”), pursuant to which the Lender extended credit to us consisting of a one-year term loan in the principal amount of $5.0 million. The Note bears interest at 15% per annum, which shall be payable on the last business day of each calendar quarter commencing on March 31, 2021. The entire principal balance, as well as any unpaid accrued interest thereon, is due and payable in full on February 10, 2022. To secure the payment and performance of the obligations under the Note, we, together with the Guarantors, have granted to the Lender a first-priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions. The Note contains representations, warranties, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Note may result in the principal amount outstanding and unpaid interest thereon becoming immediately due and payable. The net cash proceeds to us under the promissory note were $4.8 million, net of a $0.2 million discount, and we incurred debt issuance cost of $0.3 million. During the three and six months ended June 30, 2021, we recognized amortization expense of $0.1 million and $0.2 million, respectively, resulting in an unamortized discount and debt issuance cost balance of $0.3 million at June 30, 2021.

Table of Contents	15	Financial Statement Index

Long-Term Debt

The following table presents our long-term debt (in thousands) as of:

	June 30, 2021	December 31, 2020
Private lender loan due December 2023	$1,000	$1,000
PPP loan due April 2022	425	425
Loans payable, long-term	$1,425	$1,425

Loan due April 2022

On April 15, 2020, we entered into a loan agreement (the “PPP Loan”) with our bank under the U.S. Small Business Administration’s Paycheck Protection Program. Under the PPP Loan, we borrowed $0.4 million with a stated interest rate of one percent for a term of two years from the initial disbursement date of April 15, 2020. The PPP Loan is eligible for forgiveness as part of the CARES Act if certain requirements are met. As of June 30, 2021, the PPP Loan had an outstanding principal balance of $0.4 million included in loans payable. See Note 14 for an update about an event related to the PPP Loan that occurred following the end of the period covered by this report.

Loan due December 2023

On December 30, 2020, we executed a promissory note with a private lender (the “Private Lender Loan”) under which we borrowed $1.0 million. The Private Lender Loan bears interest at 10% per annum. The entire principal balance, as well as any interest accrued thereon, is due and payable in full on December 30, 2023, or such earlier date as the principal may become due and payable pursuant to the terms of the Private Lender Loan. See Note 14 for an update about an event related to the Private Lender Loan that occurred following the end of the period covered by this report.

NOTE 12. COMMITMENTS AND CONTINGENCIES

At June 30, 2021, we had no material commitments outside the normal course of business, other than as described below.

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

During the six months ended June 30, 2021, we advanced an additional $1.3 million to the China Business Partner, which we included in Sales and marketing expense. Any advances we make under the executed agreement with the China Business Partner will bear a simple interest rate of 10% per annum, payable before each December 31st during the term of the agreement, and will be convertible at our election into equity of the China Business Partner upon any equity financing our China Business Partner undertakes during the term of the agreement. The Sales and marketing expense we incurred with our China Business Partner was partially offset by approximately $0.6 million resulting from our completion of certain initial orders from a client that resulted from the efforts of our China Business Partner and us. Because we provided the advances to our China Business Partner for the business development efforts that resulted in the customer orders, we have recorded the $0.6 million as an offset to the expense.

Table of Contents	16	Financial Statement Index

Contingencies

As of June 30, 2021, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of June 30, 2021, and changes during the six months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	9,942,341	$4.29
Exercised	(413,900)	1.99
Forfeited, cancelled or expired	(1,876)	1.40
Outstanding at June 30, 2021	9,526,565	$4.39	5.2	$682
Options exercisable at June 30, 2021	9,501,565	$4.40	5.2	$651

The following table summarizes activity under our equity incentive plans related to the China Cash Bonuses as of June 30, 2021, and changes during the six months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	1,055,000	$4.01
Granted	—	—
Forfeited, cancelled or expired	—	—
Outstanding at June 30, 2021	1,055,000	$4.01	5.9	$185
Options exercisable at June 30, 2021	845,000	$4.67	5.1	$82

The following table presents the change in the liability balance associated with our China Cash Bonuses (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2021	2020
Balance at beginning of period	$679	$43
Share-based compensation expense related to China Cash Bonuses	74	636
Balance at end of period	$753	$679

Table of Contents	18	Financial Statement Index

On July 27, 2020, we granted to employees and directors, excluding our CEO, options to purchase approximately 5.4 million shares of our common stock. The option agreements governing the grants contain a stipulation that, regardless of vesting, such options do not become exercisable unless and until stockholders approve an amendment to our Amended and Restated Certificate of Incorporation to increase in the number of authorized shares of our common stock in an amount sufficient to allow for the exercise of the options and we have filed a corresponding Certificate of Amendment to our Amended and Restated Certificate of Incorporation reflecting such increase in the number of authorized shares of our common stock. As a result of such stipulation, we determined that a grant date, as defined in GAAP, has not yet occurred regarding the stock options awarded on July 27, 2020 given the requirement for stockholder approval of additional authorized shares to make the stock options exercisable. We have neither measured the fair value of such stock options, recorded stock compensation expense related to such stock options nor reflected them as granted in the table above. See Note 14 for an update relating to the July 27, 2020 option grants that occurred following the end of the period covered by this report.

During the three months ended June 30, 2021 and 2020, we incurred share-based compensation expense of $(0.2) million and $0.6 million, respectively. During the six months ended June 30, 2021 and 2020, we recorded share-based compensation expense of $0.1 million and $0.7 million, respectively.

NOTE 14. SUBSEQUENT EVENTS

Investment in Sharecare

On July 1, 2021, Sharecare, Inc., a Delaware corporation (“Legacy Sharecare”), completed a business combination with Falcon Capital Acquisition Corp., a special purpose acquisition company, as a result of which the common stock of the surviving entity of such business combination (“New Sharecare”) became listed on the Nasdaq Stock Market LLC. In connection with the completion of such business combination, the shares of common stock of Legacy Sharecare that we held immediately prior to the business combination converted into approximately $2.3 million in cash and approximately 9.4 million shares of common stock of New Sharecare. We do not maintain a seat on the board of directors of New Sharecare.

Increase in Authorized Shares and Valuation of July 2020 Stock Option Grants

On July 8, 2021, we held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 175,000,000, and we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware on July 9, 2021 to reflect this amendment, which became effective immediately upon filing.

As a result of the increase in the number of authorized shares of our common stock, we determined that July 8, 2021 was the grant date for the stock options we originally issued to employees and directors on July 27, 2020. The stock options originally granted allowing for the purchase of approximately 5.4 million shares have a grant date fair value of approximately $6.3 million.

Forgiveness of PPP Loan

On July 23, 2021, the lender of our PPP Loan notified us that the U.S. Small Business Administration had forgiven our $0.4 million PPP Loan, plus a de minimis amount of accrued interest thereon, effective as of July 21, 2021.

Amendment to Note Payable Allowing Conversion

Effective August 5, 2021, we entered into an amendment (the “Note Amendment”) to the Private Lender Loan. The Note Amendment provided that effective as of August 5, 2021 (the “Conversion Date”), the outstanding principal amount of the Private Lender Loan plus all accrued but unpaid interest thereon through the Conversion Date was automatically converted into shares of our common stock at a conversion price of $1.21 per share, resulting in the issuance of 876,493 shares of our common stock.

Table of Contents	19	Financial Statement Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2021 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

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

Overall Business Outlook

Our innovative AI and data analytics solutions continue to gain worldwide awareness and recognition through media exposure, comparative testing, product demonstrations and word of mouth resulting from positive responses and increased acceptance. We intend to expand our business not only in the Asia-Pacific region, where we believe there still are fast-growth AI market opportunities for our solutions, but also in the United States and Europe, where we see a tremendous number of requests for AI products and solutions in the workplace and public safety markets. However, the COVID-19 pandemic may also present challenges to our business, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. We continue to pursue large business opportunities, but anticipating when, or if, we can close these opportunities is difficult. Quickly deploying our software solutions in the market segments we have identified, in which we may face a number of large, well-known competitors, is also difficult.

Business Developments During 2021

During the first half of 2021, we continued working to expand our biosafety business within the U.S., and though we expected to do so quickly, the rise in COVID-19 vaccination rates and significant decrease in new reported COVID-19 cases had a negative impact on demand for our AI-driven thermal imaging solutions. Also, the absence of a regulatory mandate for businesses to buy and implement solutions such as ours contributed to the slowing of what originally was steady growth in our biosafety business.

The initial outbreak of the COVID-19 pandemic impacted our business, as well as many others, and it has caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. With the spread of the Delta variant causing renewed implementations of preventative measures including travel restrictions, closures of non-essential businesses and other quarantine measures, we believe that we could experience a resurgence in demand for our AI-driven thermal imaging solutions, which can be an important safety

Table of Contents	21	Financial Statement Index

measure organizations and businesses implement as they try to prevent the further spread of COVID-19 and maintain the health and safety of the public. Our business and financial results may, however, still be adversely impacted by the COVID-19 pandemic for the duration of 2021 and possibly longer, and we are unable to predict the duration or degree of such impact with any certainty, including whether the recent surge in the Delta variant could lead to prolonged, more stringent or entirely new preventative measures.

In China, project completions continued on a steady pace, except as affected by the seasonal closures related to Chinese New Year.

The following table presents our revenue categories as a percentage of total consolidated revenue during the six months ended June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
AI-based products and services	96%	89%	93%	87%
Advertising and other	4%	11%	7%	13%

CRITICAL ACCOUNTING POLICIES

During the three and six months ended June 30, 2021, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2020 Form 10-K.

RESULTS OF OPERATIONS

The following tables summarize our operating results for the three and six months ended June 30, 2021, and the discussion following the tables explain material changes in the operating results for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

(dollars in thousands)	Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Revenue	$4,016	$2,299	$1,717	75%

Cost of revenue	2,252	1,210	1,042	86%
Sales and marketing	398	486	(88)	(18)%
Technology and development	1,305	1,477	(172)	(12)%
General and administrative	2,482	1,898	584	31%
Depreciation and amortization	49	66	(17)	(26)%

Interest expense	(380)	(775)	395	(51)%
Other income	6	57	(51)	(89)%
Change in FV of warrant liability	1,322	(6,260)	7,582	(121)%
Other gain (loss)	(30)	—	(30)

Table of Contents	22	Financial Statement Index

(dollars in thousands)	Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Revenue	$8,422	$2,730	$5,692	208%

Cost of revenue	5,004	1,231	3,773	306%
Sales and marketing	1,399	902	497	55%
Technology and development	2,855	2,125	730	34%
General and administrative	5,179	4,638	541	12%
Depreciation and amortization	115	156	(41)	(26)%

Interest expense	(615)	(1,236)	621	(50)%
Other income	7	57	(50)	(88)%
Change in fair value of warrant liability	(288)	(6,203)	5,915	(95)%
Gain on lease termination	—	1,538	(1,538)	(100)%
Other gain (loss)	13	(73)	86	(118)%

Revenue and Cost of Revenue. During the three months ended June 30, 2021, the primary driver of the increase in revenue was $2.3 million of revenue from an AI data intelligence project with a new customer in the U.S, and we are expecting additional projects from the new customer in the second half of 2021. Also, we completed more AI-related projects in China than we did in the comparable period of 2020; a period which was affected by the combined effects of the COVID-19 pandemic, the ongoing U.S.-China trade war and working capital constraints; which contributed to the revenue increase. Partially offsetting the revenue increase was a decrease of approximately $0.9 million of revenue from our biosafety business, which was negatively affected by the relaxing of COVID-19-related restrictions in large parts of the U.S. and by the rise in COVID-19 vaccination rates and significant decrease in new reported COVID-19 cases, which adversely impacted demand for our AI-driven thermal imaging solutions.

During the six months ended June 30, 2021, our completion of more AI-related projects in China than we completed in the comparable period of 2020 was the primary cause of the increase in revenue. Also, the AI data intelligence project with a new customer in the U.S. contributed $2.6 million to year-to-date revenue in the current year, while a decrease of approximately $0.6 million of revenue from our biosafety business partially offset such increase from the AI data intelligence project.

Cost of revenue during the three months ended June 30, 2021 primarily increased with the ramping up of work on our larger contracts in China, with the decrease in cost of revenue resulting from the decline in demand in our biosafety business almost entirely offsetting the increase in cost of revenue resulting from the AI data intelligence project with a new customer in the U.S. The ramping up of work on our larger contracts in China was also the primary cause of the cost of revenue increase during the six months ended June 30, 2021, while the net effect of the decrease in cost of revenue resulting from the decline in demand in our biosafety business and the increase in cost of revenue resulting from the AI data intelligence project with a new customer in the U.S. contributing another $0.4 million to the year-to-date overall increase.

Sales and marketing. The increase in sales and marketing expense during the six months ended June 30, 2021 primarily resulted from approximately $1.3 million of additional payments we made to our China Business Partner to present a combination of their hardware and our KanKan AI software to large potential clients in response to requests for proposals that could result in lucrative contracts on AI projects to modernize such potential clients’ facilities and operations. The increase from the additional payments to our China Business Partner were partially offset by approximately $0.6 million resulting from our completion of certain initial orders from a client that resulted from the efforts of our China Business Partner and us. Because we provided money to our China Business Partner for the business development efforts that resulted in the customer orders, we have recorded the $0.6 million as an offset to the expense.

Technology and development. During the six months ended June 30, 2021, our increased activities to continuously improve the biosafety product line developed towards the end of the first quarter of 2020 and to develop new products led to a

Table of Contents	23

$1.0 million increase in technology and development expense. Additionally, the six months ended June 30, 2021 reflected only a small decrease in our common stock price while the same period of the prior year had a moderate increase in our common stock price, a situation that caused a $0.5 million decrease in share-based compensation expense related to our outstanding liability-classified China Cash Bonuses. Stock price is an input to the model we use to estimate the fair value of the China Cash Bonuses, and changes in stock price can cause large fluctuations in our estimates of fair value.

General and administrative. The increase in general and administrative expense during the three months ended June 30, 2021 was the result of a $0.3 million increase in rent expense resulting primarily from short-term rentals in Los Angeles, CA and Miami, FL, as well as an approximately $0.2 million general increase in legal costs not representative of any particular material trend.

The increase in general and administrative expense during the six months ended June 30, 2021 was the result of a $0.3 million increase in costs associated with stockholder meetings; specifically, our recent special meeting of stockholders, which had to be adjourned several times before we could achieve a quorum, at which the stockholders voted on increasing the number of authorized shares of our common stock. Also contributing to the increase was a $0.2 million rent expense increase mainly resulting from short-term rentals in Los Angeles, CA and Miami, FL.

Interest expense. Our prepayment of a large portion of our debt in 2020 when we completed the sale of Vegas.com resulted in less debt principal outstanding and, consequently, the decrease in interest expense for the three and six months ended June 30, 2021.

Gain on lease termination. During March 2020, we reduced right of use assets and operating lease liabilities relating to one of our leases which was terminated, which resulted in a gain on lease termination of $1.5 million. We did not have any lease terminations during the six months ended June 30, 2021.

Change in fair value of warrant liability. The change in the fair value of our warrant liability maintains a direct relationship with the change in the price of our common stock as of the balance sheet date and the expected volatility in the price of our common stock. During the three months ended June 30, 2021, the increase in our estimate of the expected volatility of our stock price that we use as an input to the model used to estimate the fair value of the warrants caused an increase in the warrant liability that was partially offset by the effect of the moderate decline in our stock price. The change in fair value of the warrant liability in the same period of the prior year reflected a large increase in the price of our stock that increased the warrant liability significantly.

During the six months ended June 30, 2021, the increase in our estimate of the expected volatility of our stock price that we use as an input to the model used to estimate the fair value of the warrants caused an increase in the fair value of our warrant liability that was only partially offset by a small decrease in our common stock price between December 31, 2020 and June 30, 2021, while the large increase in our common stock price between December 31, 2019 and June 30, 2020 caused a significant increase in the fair value of our warrant liability during such period.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the six months ended June 30, 2021, and in each fiscal year since our inception, we have incurred net losses which have resulted in a stockholders’ deficit of $15.2 million as of June 30, 2021. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $6.3 million during the six months ended June 30, 2021. As of June 30, 2021, our cash balance was $0.1 million, and we had a negative working capital balance of $13.9 million and total stockholders’ deficit of $15.2 million.

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of June 30, 2021, we owed $1.5 million in principal and $0.6 million accrued interest on such note.

Table of Contents	24

On April 15, 2020, we entered into a loan agreement (the “PPP Loan”) with our bank under the U.S. Small Business Administration’s Paycheck Protection Program. Under the PPP Loan, we borrowed $0.4 million with a stated interest rate of one percent for a term of two years from the initial disbursement date of April 15, 2020. The PPP Loan is eligible for forgiveness as part of the CARES Act if certain requirements are met. As of June 30, 2021, the PPP had an outstanding principal balance of $0.4 million included in loans payable. On July 23, 2021, the lender of our PPP Loan notified us that the U.S. Small Business Administration had forgiven our $0.4 million PPP Loan, plus a de minimis amount of accrued interest thereon, effective as of July 21, 2021.

On December 30, 2020, we executed a promissory note with a private lender (the “Private Lender Loan”) under which we borrowed $1.0 million. The Private Lender Loan bore interest at 10% per annum. The entire principal balance, as well as any interest accrued thereon, was due and payable in full on December 30, 2023, or such earlier date as the principal may become due and payable pursuant to the terms of the Private Lender Loan. Effective August 5, 2021, we entered into an amendment (the “Note Amendment”) to the Private Lender Loan. The Note Amendment provided that effective as of August 5, 2021 (the “Conversion Date”), the outstanding principal amount of the Private Lender Loan plus all accrued but unpaid interest thereon through the Conversion Date was automatically converted into shares of our common stock at a conversion price of $1.21 per share, resulting in the issuance of 876,493 shares of our common stock.

On February 10, 2021, we entered into a senior secured promissory note (the “Note”) with certain of our subsidiaries as guarantors (the “Guarantors”) and Jefferson Remark Funding LLC (the “Lender”), pursuant to which the Lender extended credit to us consisting of a one-year term loan in the principal amount of $5.0 million. The Note bears interest at 15% per annum, which shall be payable on the last business day of each calendar quarter commencing on March 31, 2021. The entire principal balance, as well as any unpaid accrued interest thereon, is due and payable in full on February 10, 2022. To secure the payment and performance of the obligations under the Note, we, together with the Guarantors, have granted to the Lender a first-priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions. The Note contains representations, warranties, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Note may result in the principal amount outstanding and unpaid interest thereon becoming immediately due and payable. As of June 30, 2021, we owed $5.0 million in principal and $0.2 million accrued interest on such note.

Since 2009, we have held an interest in Sharecare, Inc., a Delaware corporation (“Legacy Sharecare”). On July 1, 2021, Legacy Sharecare completed a business combination with Falcon Capital Acquisition Corp., a special purpose acquisition company, as a result of which the common stock of the surviving entity of such business combination (“New Sharecare”) became listed on the Nasdaq Stock Market LLC. In connection with the completion of such business combination, the shares of common stock of Legacy Sharecare that we held immediately prior to the business combination converted into approximately $2.3 million in cash and approximately 9.4 million shares of common stock of New Sharecare. As part of the business combination, we signed a lock-up agreement with New Sharecare, pursuant to which we have agreed not to, subject to certain exceptions, transfer, assign or sell any of our New Sharecare common stock until the earlier to occur of: (i) one year after the effective time of the business combination, and (ii) subsequent to the effective time, if the closing price of New Sharecare common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the effective time of the business combination (the “Lock-up Period”). Notwithstanding the foregoing, we are permitted under the lock-up agreement to sell our shares of New Sharecare common stock (x) beginning on the 180th day after the effective time of the business combination until the 269th day following the effective time, the greater of 5% of our shares as of the effective time and 750,000 shares, and (y) beginning on the 270th day after the effective time until the expiration of the Lock-up Period, the greater of 5% of our shares as of the effective time and 750,000 shares, plus any shares that were permitted to be, but not, transferred pursuant to clause (x) above.

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

Table of Contents	25

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to August 23, 2022.

Cash Flows - Operating Activities

During the six months ended June 30, 2021, we used $3.0 million more cash in operating activities than we did during the same period of the prior year. The increase in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

We engaged in an immaterial amount of investing activities during the six months ended June 30, 2021, and the change in investing activities from the comparable period of the prior year was not material.

Cash Flows - Financing Activities

During the six months ended June 30, 2021, we received $0.8 million of cash proceeds from stock option exercises, whereas the same period of 2020 included stock sale proceeds of $32.1 million. We also received debt proceeds of $4.8 million during the six months ended June 30, 2021, while we did not issue debt instruments in the same period of the prior year.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

Table of Contents	26

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses in our internal control over financial reporting related to: (i) insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our AI business in China, (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our AI business in China including accounts payable, accrued liabilities, payroll and fixed assets, and (iv) failure to retain documentary evidence of all inventory purchases and the insufficient evaluation of the impact of discounted sales transactions on the valuation of our inventory, all of which we described in our 2020 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2021.

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

Table of Contents	27

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2021 and 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

Table of Contents	29	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	August 23, 2021	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	30	Financial Statement Index