Form 10-Q
period 2021-09-30
REMARK HOLDINGS, INC.
filed 2021-11-15
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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

As of November 12, 2021, a total of 105,157,769 shares of our common stock were outstanding.

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

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash (includes VIE $1,100 and $278, respectively)	$3,168	$854
Trade accounts receivable, net (includes VIE $7,281 and $4,850, respectively)	7,318	5,027
Inventory, net (includes VIE $58 and $112, respectively)	1,936	874
Investment in marketable securities	77,625	—
Prepaid expense and other current assets (includes VIE $735 and $248, respectively)	1,964	2,043
Total current assets	92,011	8,798
Property and equipment, net (includes VIE $— and $43, respectively)	329	321
Operating lease assets (includes VIE $124 and $281, respectively)	257	492
Investment in unconsolidated affiliate	—	1,030
Other long-term assets (includes VIE $24 and $68, respectively)	483	670
Total assets	$93,080	$11,311
Liabilities
Accounts payable (includes VIE $5,843 and $3,655, respectively)	$11,230	$8,589
Accrued expense and other current liabilities (includes VIE $2,977 and $3,782, respectively)	6,057	6,660
Contract liability (includes VIE $215 and $147, respectively)	746	310
Notes payable, net of unamortized discount and debt issuance cost	6,297	1,500
Total current liabilities	24,330	17,059
Loans payable	—	1,425
Operating lease liabilities, long-term (includes VIE $— and $79, respectively)	49	194
Warrant liability	—	1,725
Total liabilities	24,379	20,403

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 105,108,724 and 99,505,041 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	105	100
Additional paid-in-capital	363,564	351,546
Accumulated other comprehensive income	(180)	(226)
Accumulated deficit	(294,788)	(360,512)
Total stockholders’ equity (deficit)	68,701	(9,092)
Total liabilities and stockholders’ equity (deficit)	$93,080	$11,311
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$1,234	$2,646	$9,656	$5,376
Cost and expense
Cost of revenue (excluding depreciation and amortization)	854	1,679	5,858	2,910
Sales and marketing	882	417	2,281	1,319
Technology and development	635	738	3,490	2,863
General and administrative	5,493	2,380	10,672	7,018
Depreciation and amortization	35	72	150	228
Impairments	—	463	—	463
Total cost and expense	7,899	5,749	22,451	14,801
Operating loss	(6,665)	(3,103)	(12,795)	(9,425)
Other income (expense)
Interest expense	(438)	(60)	(1,053)	(1,296)
Other income (expense), net	—	(58)	7	(1)
Change in fair value of warrant liability	411	5,570	123	(633)
Gain on investment revaluation	78,917	—	78,917	—
Gain on debt extinguishment	425	—	425	—
Gain on lease termination	—	2,044	—	3,582
Other gain (loss), net	96	21	109	(52)
Total other income, net	79,411	7,517	78,528	1,600
Income (loss) from operations	$72,746	$4,414	$65,733	$(7,825)
Provision for income taxes	—	—	(9)	—
Net income (loss)	$72,746	$4,414	$65,724	$(7,825)
Other comprehensive loss
Foreign currency translation adjustments	(9)	65	46	403
Comprehensive income (loss)	$72,737	$4,479	$65,770	$(7,422)

Weighted-average shares outstanding, basic	100,141	99,450	100,087	80,903
Weighted-average shares outstanding, diluted	100,380	99,450	100,410	80,903

Net income (loss) per share, basic	$0.73	$0.04	$0.66	$(0.10)
Net income (loss) per share, diluted	$0.72	$0.04	$0.65	$(0.10)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Three Months Ended September 30, 2021
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2021	99,918,941	$100	$352,394	$(171)	$(367,534)	(15,211)
Net income	—	—	—	—	72,746	72,746
Share-based compensation	—	—	3,798	—	—	3,798
Common stock and stock warrants issued for cash	4,237,290	4	4,610	—	—	4,614
Equity instrument exercises	85,000	—	56	—	—	56
Common stock issuance upon note payable conversion	876,493	1	1,104	—	—	1,105
Reclassification of warrant liability to equity	—	—	1,602	—	—	1,602
Foreign currency translation	—	—	—	(9)	—	(9)
Other	(9,000)	—	—	—	—	—
Balance at September 30, 2021	105,108,724	$105	$363,564	$(180)	$(294,788)	$68,701

	Three Months Ended September 30, 2020
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2020	99,408,916	$99	$351,417	$111	$(359,066)	$(7,439)
Net income	—	—	—	—	4,414	4,414
Share-based compensation	—	—	38	—	—	38
Common stock issued	—	—	—	—	—	—
Equity instrument exercises	93,500	1	74	—	—	75
Foreign currency translation	—	—	—	65	—	65
Balance at September 30, 2020	99,502,416	$100	$351,529	$176	$(354,652)	$(2,847)

	Nine Months Ended September 30, 2021
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2020	99,505,041	$100	$351,546	$(226)	$(360,512)	$(9,092)
Net income	—	—	—	—	65,724	65,724
Share-based compensation	—	—	3,823	—	—	3,823
Common stock and stock warrants issued for cash	4,237,290	4	4,610	—	—	4,614
Equity instrument exercises	498,900	—	879	—	—	879
Common stock issuance upon note payable conversion	876,493	1	1,104	—	—	1,105
Reclassification of warrant liability to equity	—	—	1,602	—	—	1,602
Foreign currency translation	—	—	—	46	—	46
Other	(9,000)	—	—	—	—	—
Balance at September 30, 2021	105,108,724	$105	$363,564	$(180)	$(294,788)	$68,701

	Nine Months Ended September 30, 2020
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2019	51,055,159	$51	$319,275	$(227)	$(346,827)	$(27,728)
Net loss	—	—	—	—	(7,825)	(7,825)
Share-based compensation	—	—	131	—	—	131
Common stock issued	48,298,893	48	31,982	—	—	32,030
Equity instrument exercises	148,364	1	141	—	—	142
Other	—	—	—	403	—	403
Balance at September 30, 2020	99,502,416	$100	$351,529	$176	$(354,652)	$(2,847)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$65,724	$(7,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(123)	633
Depreciation, amortization and impairments	150	228
Share-based compensation	3,497	267
Amortization of debt issuance costs and discount	312	—
Gain on debt extinguishment	(425)	—
Gain on investment revaluation	(78,917)	—
Loss on disposal of long-lived assets	30	72
Loss on impairment of intangible assets	—	463
Financing cost of converting note payable to common stock	44	—
Other	20	655
Changes in operating assets and liabilities:
Accounts receivable	(2,182)	(813)
Inventory	(1,062)	—
Prepaid expenses and other assets	241	(3,451)
Operating lease assets	238	3,979
Accounts payable, accrued expenses and other liabilities	2,047	(5,873)
Contract liability	435	216
Operating lease liabilities	(146)	(3,083)
Net cash used in operating activities	$(10,117)	$(14,532)
Cash flows from investing activities:
Proceeds from investment	2,322	—
Purchases of property, equipment and software	(155)	(171)
Advance to unrelated entity	—	(1,410)
Net cash provided by (used in) investing activities	2,167	(1,581)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,494	32,147
Proceeds from debt issuance	4,770	425
Repayments of debt	—	(13,781)
Payment of contingent consideration in business acquisitions	—	(860)
Net cash provided by financing activities	10,264	17,931
Net change in cash	2,314	1,818
Cash:
Beginning of period	854	272
End of period	$3,168	$2,090

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon note payable conversion	$1,105	$—
Reclassification of warrant liability to equity	$1,602	$—
Reclassification of investment to marketable securities	$1,030	$—
Addition of interest to debt principal	$—	$256

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, or “our”), and its consolidated variable-interest entities (“VIEs”), are primarily technology-focused. The KanKan data intelligence platform that we and the VIEs have developed serves as the basis for development and deployment of artificial-intelligence-based (“AI-based”) solutions for businesses in many industries and geographies. We also own and operate an e-commerce digital media property focused on a luxury beach lifestyle. The common stock of Remark Holdings, Inc. is listed on the Nasdaq Capital Market under the ticker symbol MARK.

We and the VIEs primarily sell AI-based products and services. We recognize revenue from sales in the U.S., while the VIEs generate substantially all of their revenue from China.

We are a holding company incorporated in Delaware and not a Chinese operating company. As a holding company, we conduct a significant part of our operations through our subsidiaries and through contractual arrangements with the VIEs based in China. We use the VIE structure to address challenges resulting from laws, policies and practices that may disfavor foreign-owned entities that operate within industries deemed sensitive by the Chinese government. We own 100% of the equity of a wholly foreign owned enterprise (“WFOE”), which has entered into contractual arrangements with the VIEs, which are owned by members of our management team in China and/or by third parties. For a description of the VIE structure and our contractual arrangements with the VIEs, see “Corporate Structure” below. As a result of our use of the VIE structure, our stockholders may never directly hold equity interests in any of the VIEs.

Because we do not directly hold equity interests in the VIEs, we are subject to risks and uncertainties of the interpretations and applications of Chinese laws and regulations, including but not limited to, the validity and enforcement of the contractual arrangements among the WFOE, the VIEs and the shareholders of the VIEs. We are also subject to the risks and uncertainties about any future actions of the Chinese government in this regard that could disallow the VIE structure, which would likely result in a material change in our operations, and the value of our common stock may depreciate significantly or become worthless.

Risks of Doing Business in China

We are subject to certain legal and operational risks associated with having a significant portion of our operations in China. Chinese laws and regulations governing our current business operations are sometimes vague and uncertain, and as a result these risks could result in a material change in our operations, significant depreciation of the value of our common stock, or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of variable interest entities, data security and anti-monopoly concerns. As of the date of this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Company and subsidiaries and the VIEs have not been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor has any of them received any inquiry, notice or sanction. As of the date of this Form 10-Q, no relevant laws or regulations in China explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) for any securities listings. As of the date of this Form 10-Q, our Company and subsidiaries and the VIEs have not received any inquiry, notice, warning or sanctions from the CSRC or any other Chinese governmental authorities relating to securities listings. However, since these statements and regulatory actions are newly published, official guidance and related implementation rules have not been issued. It is highly uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange.

Corporate Structure

We fund the registered capital and operating expenses of the VIEs by extending loans to the shareholders of the VIEs. We believe that we are the primary beneficiary of the VIEs because the contractual arrangements governing the relationship between the VIEs and our WFOE, which include an exclusive call option agreement, exclusive business cooperation agreement, a proxy agreement and an equity pledge agreement, enable us to (i) exercise effective control over the VIEs, (ii) receive substantially all of the economic benefits of the VIEs, and (iii) have an exclusive call option to purchase, at any time, all or part

Table of Contents	5	Financial Statement Index

of the equity interests in and/or assets of the VIEs to the extent permitted by Chinese laws. Because these contractual arrangements with the VIEs provide us with the power to direct the activities of the VIEs, for accounting purposes we are the primary beneficiary of the VIEs and we have consolidated the financial results of the VIEs in our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”).

The agreements governing the VIE contractual arrangements have not been tested in a court of law. However, an article published in China Business Law Journal indicated that a China International Economic and Trade Arbitration Commission (“CIETAC”) Shanghai tribunal ruled in 2010 and 2011 in two related cases involving the contractual arrangement of an online game operating company that the contractual arrangement was void on the grounds that such arrangement violated the mandatory administrative regulations prohibiting foreign investors from investing in the online game operation business and constituted “concealing illegal intentions with a lawful form.” According to publicly available information, while the agreements entered into by the parties in the aforementioned CIETAC cases are typical VIE agreements, the PRC domestic company involved in such cases was mainly engaged in online game operation. Although the PRC foreign investment regime restricts or prohibits foreign investment in certain industries, online game operation is one of few industries where there are rules specifically prohibiting foreign investors from controlling and participating in the business indirectly through contractual or technical support arrangements. Though the agreements in the CIETAC cases are similar to our contractual arrangements with the VIEs, we and the VIEs do not operate in the online game operation industry and, to our knowledge, the business conducted by the VIEs is not prohibited from investment from foreign investors in China. We also note that the rulings in the CIETAC cases are not binding on Chinese courts or other arbitration tribunals.

The following diagram illustrates our corporate structure, including our significant subsidiaries, and the relationship between our WFOE and the VIEs as of the date of this Form 10-Q. The diagram omits certain entities which are immaterial to our results of operations and financial condition. Equity interests depicted in this diagram are 100% owned. The relationships between each of Chengdu Remark Technology Co., Ltd., Hangzhou Shufeng Technology Co., Ltd., Remark Data Technology Co., Ltd. and Bonet (Beijing) Technology LLC, which constitute the VIEs, on the one hand, and KanKan Technology (Shanghai) Co., Ltd., our WFOE, on the other hand, as illustrated in the following diagram are governed by contractual arrangements and do not constitute equity ownership.

Table of Contents	6	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES

Entity Organizational Chart

Remark Holdings, Inc.
(United States)
100%
Remark AI LLC
(United States)
Remark AI UK, Ltd.
(United Kingdom)
Bikini.com LLC
(United States)
RAAD Productions LLC
(United States)
HSW (HK) Inc., Ltd.
(Hong Kong)
Remark Holdings SPV, Inc.
(United States)
KanKan Holdings Ltd.
(Cayman Islands)
KanKan Limited (HK)
(Hong Kong)
Remark Entertainment (Shanghai) Co., Ltd
(China)
KanKan Technology (Shanghai) Co., Ltd.
(China)
LEGEND
Solid directional lines indicate equity ownership, with the percentage of ownership indicated on the line.
Dashed directional lines indicate control only through contractual agreements, with no equity ownership involved.
Chengdu Remark Technology Co., Ltd.
(China)
Hangzhou Shufeng Technology Co., Ltd.
(China)
Remark Data Technology Co., Ltd.
(China)
Bonet (Beijing) Technology LLC
(China)
Third Party & Senior Executive of Remark
Two Senior Executives of Remark

Because we do not directly hold equity interests in the VIEs, we are subject to risks and uncertainties of the interpretations and applications of Chinese laws and regulations, including but not limited to, the validity and enforcement of the contractual arrangements among the WFOE, the VIEs and the shareholders of the VIEs. We are also subject to the risks and uncertainties about any future actions of the Chinese government in this regard that could disallow the VIE structure, which would likely result in a material change in our operations and may cause the value of our common stock to depreciate significantly or become worthless.

Table of Contents	7	Financial Statement Index

The contractual arrangements may not be as effective as direct ownership in providing operational control and we face contractual exposure in our investment in the VIEs. For instance, the VIEs and their shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. The shareholders of the VIEs may not act in the best interests of our Company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIEs. In the event that the VIEs or their shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. In addition, even if legal actions are taken to enforce such arrangements, there is uncertainty as to whether Chinese courts would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

As of the date of this Form 10-Q, we and the VIEs are not required to seek permissions from the CSRC, the Cyberspace Administration of China (the “CAC”), or any other entity that is required to approve of the operations of the VIEs. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIEs or any securities listing.

Transfer of Cash or Assets

Dividend Distributions

As of the date of this Form 10-Q, none of our subsidiaries or any of the consolidated VIEs have made any dividends or distributions to our Company.

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

Under Delaware law, a Delaware corporation’s ability to pay cash dividends on its capital stock requires the corporation to have either net profits or positive net assets (total assets less total liabilities) over its capital. If we determine to pay dividends on any of our common stock in the future, as a holding company, we may rely on dividends and other distributions on equity from our WFOE for cash requirements, including the funds necessary to pay dividends and other cash contributions to our stockholders.

Our WFOE’s ability to distribute dividends is based upon its distributable earnings. Current Chinese regulations permit our WFOE to pay dividends to their shareholders only out of its registered capital amount, if any, as determined in accordance with Chinese accounting standards and regulations, and then only after meeting the statutory reserve equal to 50% of registered capital. If our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Any limitation on the ability of our WFOE to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business. In addition, any cash dividends or distributions of assets by our WFOE to its stockholder are subject to a Chinese withholding tax of as much as 10%.

The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. If we are unable to receive all of the revenues from our operations through the current VIE contractual arrangements, we may be unable to pay dividends on our common stock.

For us to pay dividends to our stockholders, we will rely on payments made from the VIEs to our WFOE in accordance with the VIE contractual arrangements, and the distribution of payments from the WFOE to the Delaware holding company as dividends. Certain payments from the VIEs to the WFOE pursuant to the VIE contractual arrangements are subject to Chinese taxes, including a 6% VAT and 25% enterprise income tax.

Table of Contents	8	Financial Statement Index

Our Company’s Ability to Settle Amounts Owed under the VIE Contractual Arrangements

Under the VIE contractual arrangements, the VIEs are obligated to make payments to our WFOE, in cash or in kind, at the WFOE’s request. We will be able to settle amounts owed under the VIE contractual arrangements through dividends paid by our WFOE to our Company. Such ability may be restricted or limited as follows:

First, any payments from the VIEs to our WFOE are subject to Chinese taxes, including a 6% VAT and 25% enterprise income tax. Second, current Chinese regulations permit our WFOE to pay dividends to their shareholders only out of its registered capital amount, if any, as determined in accordance with Chinese accounting standards and regulations, and then only after meeting the statutory reserve equal to 50% of registered capital. In addition, if our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to the Delaware holding company. Third, the Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from profits, if any.

COVID-19

Our unaudited condensed consolidated interim financial statements for the nine months ended September 30, 2021 were impacted by the effects of the COVID-19 pandemic, which has caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Varying degrees of preventative measures are still in place around the world, including travel restrictions, closures of non-essential businesses and other quarantine measures. The preventative measures have limited the operational capabilities of our VIEs, which could have a material adverse impact on our business and which have created significant uncertainties, such as the potential adverse effect of the pandemic on the economy, our vendors, our employees and customers and customer sentiment in general.

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

Going Concern

During the nine months ended September 30, 2021, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $(294.8) million within stockholders’ equity as of September 30, 2021. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $10.1 million during the nine months ended September 30, 2021. As of September 30, 2021, our cash balance was $3.2 million.

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

Table of Contents	9	Financial Statement Index

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to November 15, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2021, with the audited Consolidated Balance Sheet amounts as of December 31, 2020 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of September 30, 2021, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K (the “2020 Form 10-K”).

Consolidation

We include all of our subsidiaries and the VIEs in our condensed consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP. While preparing our financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, share-based compensation, deferred income taxes, and inventory reserve, among other items.

Table of Contents	10	Financial Statement Index

The impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Cash

Our cash consists of funds held in bank accounts.

We maintain cash balances in United States dollars (“USD”) and British pounds (“GBP”), while the VIEs maintain cash balances in USD, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	September 30, 2021	December 31, 2020
Cash denominated in:
USD	$1,934	$563
RMB	1,093	283
GBP	135	—
HKD	6	8
Total cash	$3,168	$854

We maintain substantially all of our USD-denominated cash at a U.S. financial institution where the balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of September 30, 2021, we do not believe we have any significant concentrations of credit risk, although approximately $1.7 million of our USD-denominated cash balance exceeded the FDIC-insured limit. Cash held by our non-U.S. subsidiaries and the VIEs is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further develop our business in China could exceed original estimates.

Marketable Securities

Investment in marketable securities consists of marketable equity securities. We classify marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Marketable securities are stated at fair value with all realized and unrealized gains and losses recognized in our Statement of Operations. The realized and unrealized gains and losses on marketable securities are determined using the specific identification method and quoted prices in an active market.

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

Table of Contents	11	Financial Statement Index

The fair value hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For some products or in certain market conditions, observable inputs may not be available.

We believe the reported carrying amounts for cash, marketable securities, receivables, prepaids and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short-term nature of these financial instruments.

Foreign Currency Translation

We report all currency amounts in USD. The VIEs, however, maintain their books and records in their functional currency, which is RMB.

In general, when consolidating our subsidiaries or the VIEs with non-USD functional currencies, we translate the amounts of assets and liabilities into USD using the exchange rate on the balance sheet date, and the amounts of revenue and expense are translated at the average exchange rate prevailing during the period. The gains and losses resulting from translation of financial statement amounts into USD are recorded as a separate component of accumulated other comprehensive loss within stockholders’ deficit.

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2021	2020
Exchange rates at September 30th:
GBP:USD	1.346	—
RMB:USD	0.155	0.147
HKD:USD	0.128	0.129

Average exchange rate during the nine months ended September 30th:
RMB:USD	0.154	0.143

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

Table of Contents	12	Financial Statement Index

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

Net Income (Loss) per Share

We calculate basic net income (loss) per share using the weighted-average number of common stock shares outstanding during the period. For the calculation of diluted net income (loss) per share, we give effect to all the shares of common stock that were outstanding during the period plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is anti-dilutive. Dilutive potential shares of common stock consist of incremental shares of common stock issuable upon exercise of stock options and warrants.

For the three and nine months ended September 30, 2021 and 2020, there were no reconciling items related to the numerators of the net income (loss) per share calculations. The following table presents a reconciliation of the denominator of the basic net income (loss) per share calculation to that of the diluted net income (loss) per share calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average shares outstanding, basic	100,141	99,450	100,087	80,903
Incremental shares resulting from assumed exercises of in-the-money stock options	239	—	323	—
Weighted-average shares outstanding, basic	100,380	99,450	100,410	80,903

Securities which may have affected the calculation of diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 if their effect had been dilutive include 14,416,565 and 10,123,215 outstanding stock options, respectively, and 10,114,408 and 40,000 outstanding stock warrants, respectively.

Table of Contents	13	Financial Statement Index

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

We have reviewed all accounting pronouncements recently issued by the FASB and the SEC. The authoritative pronouncements that we have already adopted did not have a material effect on our financial condition, results of operations, cash flows or reporting thereof, and except as otherwise noted above, we do not believe that any of the authoritative pronouncements that we have not yet adopted will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

NOTE 3. REVENUE

We and the VIEs primarily sell AI-based products and services. In the U.S., that includes our Remark AI Thermal Kits and rPads, while the VIEs sell various customized products in China based upon computer vision and other technologies.

We do not include disclosures related to remaining performance obligations because substantially all our contracts with customers have an original expected duration of one year or less or, with regard to our stand-ready obligations, the amounts involved are not material.

Table of Contents	14	Financial Statement Index

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by major category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
AI-based products and services	$834	$2,496	$8,706	$4,873
Other	400	150	950	503
Revenue	$1,234	$2,646	$9,656	$5,376

The following table presents a disaggregation of our revenue by country (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
China	$840	$2,051	$6,053	$3,384
United States	394	595	3,603	1,992
Revenue	$1,234	$2,646	$9,656	$5,376

The VIEs generated substantially all of the revenue from China noted in the table above, though one of our subsidiaries generated amounts of revenue from China that were not material in each period.

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the nine months ended September 30, 2021, our contract liability changed only as a result of routine business activity.

During the nine months ended September 30, 2021 and 2020, we did not recognize a material amount of revenue which was included in the beginning balance of Contract liability.

During the nine months ended September 30, 2021 and 2020, we did not recognize revenue from performance obligations that were satisfied in previous periods.

Table of Contents	15	Financial Statement Index

NOTE 4. FAIR VALUE MEASUREMENTS OF CERTAIN LIABILITIES

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period through June 30, 2021, we had been using an option pricing model to estimate and report the fair value of liabilities related to warrants to purchase 5,750,000 shares of our common stock, consisting of a warrant to purchase 40,000 of our common stock that we issued and warrants to purchase 5,710,000 shares of our common stock that we were obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016.

On August 31, 2021 (the “CBG Settlement Effective Date”), we entered into a settlement agreement (the “CBG Settlement Agreement”) with CBG and its joint official liquidators to settle the parties’ claims against each other in the legal proceeding we filed arising from the CBG Acquisition (the “CBG Litigation”). We have described the parties’ claims in the CBG Litigation in periodic reports previously filed with the SEC.

Pursuant to the terms of the CBG Settlement Agreement, in consideration for a settlement of the parties’ claims and a mutual release, we released to CBG the $375,000 held in escrow in connection with the CBG Acquisition and issued to CBG, as of the CBG Settlement Effective Date, warrants to purchase up to 5,710,000 shares of our common stock at a per share exercise price of $6.00 (the “CBG Settlement Warrants”), which warrants are exercisable for a period of five years from the CBG Settlement Effective Date. Additionally, if the closing price of our common stock is $8.00 or greater for any five days (which may be non-consecutive) in any consecutive 30-day trading period, we have the right to cause the holder of the CBG Settlement Warrants to exercise, at our election, all or any portion of the CBG Settlement Warrants on a cashless basis at a deemed exercise price of $8.00 per share. We evaluated the terms of the CBG Settlement Warrants and determined that they should now be classified as equity. As a result, there is no longer a liability associated with any of our outstanding warrants.

The following table presents the quantitative inputs, which we classify in Level 3 of the fair value hierarchy, used in estimating the fair value of the liability associated with the warrants issued in connection with the CBG Acquisition as of the date noted:

December 31, 2020
Expected volatility	85.00%
Risk-free interest rate	0.18%
Expected remaining term (years)	2.73

When reclassifying the previously liability-classified warrants as equity on August 31, 2021, we used Level 3 inputs to our model consisting of an expected volatility of 85%, a risk-free interest rate of 0.77%, and an expected remaining term of five years.

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2021	2020
Balance at beginning of period	$1,725	$115
Expiration of warrants	—	(115)
Increase (decrease) in fair value of liability	(123)	1,725
Fair value of warrants reclassified to equity	(1,602)	—
Balance at end of period	$—	$1,725

Table of Contents	16	Financial Statement Index

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	September 30, 2021	December 31, 2020
Gross accounts receivable balance	$8,211	$5,988
Allowance for bad debt	(893)	(961)
Accounts receivable, net	$7,318	$5,027

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to the VIEs’ AI projects represent 99% of our gross trade receivables.

NOTE 6. INVESTMENT

In 2009, we co-founded a U.S.-based venture, Sharecare, Inc., a Delaware corporation (“Legacy Sharecare”), to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Legacy Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. At December 31, 2020, we reported our $1.0 million investment in Legacy Sharecare as an investment in unconsolidated affiliate.

On July 1, 2021, Legacy Sharecare completed a business combination with Falcon Capital Acquisition Corp., a special purpose acquisition company, as a result of which the common stock of the surviving entity of such business combination (“New Sharecare”) became listed on the Nasdaq Stock Market LLC. In connection with the completion of such business combination, the shares of common stock of Legacy Sharecare that we held immediately prior to the business combination converted into approximately $2.3 million in cash and approximately 9.4 million shares of common stock of New Sharecare. We do not maintain a seat on the board of directors of New Sharecare. The cash received was recorded as a realized gain on the investment as shown in the table below, and the investment is revalued at fair value at the end of each reporting period using the closing sales price of the shares on the principal securities exchange on which such shares are then traded.

As of September 30, 2021, the value of our investment in New Sharecare was $77.6 million. We recorded a gain on the investment during the three months ended September 30, 2021 as follows:

2021
Realized gain	$2,322
Unrealized gain	76,595
Total gain	$78,917

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	September 30, 2021	December 31, 2020
Other receivables	$468	$8
Prepaid expense	1,024	1,877
Deposits	162	50
Other current assets	310	108
Total	$1,964	$2,043

Table of Contents	17	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	September 30, 2021	December 31, 2020
Computers and equipment	3	1,128	1,097
Furniture and fixtures	3	42	42
Software	3	5,027	5,006
Leasehold improvements	3	197	174
Software development in progress		69	—
Total property, equipment and software		$6,463	$6,319
Less accumulated depreciation		(6,134)	(5,998)
Total property, equipment and software, net		$329	$321

For the nine months ended September 30, 2021 and 2020, depreciation (and amortization of software) expense was $0.2 million and $0.2 million, respectively.

NOTE 9. LEASES

We and the VIEs lease office space under contracts we classify as operating leases. None of our leases are financing leases.

The following table presents the detail of our lease expense, which is reported in General and administrative expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$73	$72	$236	$544
Short-term lease expense	182	54	812	159
Lease expense	$255	$126	$1,048	$703

We reported within operating cash flows for the nine months ended September 30, 2021 and 2020, $0.2 million and $0.1 million, respectively, of cash paid for amounts included in the measurement of operating lease liabilities.

As of September 30, 2021, our operating leases had a weighted-average remaining lease term of approximately 14 months, and we used a weighted-average discount rate of approximately 13% to measure our operating lease liabilities.

Table of Contents	18	Financial Statement Index

Maturity of Lease Liabilities

The following table presents information regarding the maturities of undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our September 30, 2021 unaudited Condensed Consolidated Balance Sheet (in thousands):

Operating lease liabilities maturing during the next:
One year	$247
Two years	50
Total undiscounted cash flows	$297
Present value of cash flows	$276

Lease liabilities on balance sheet:
Short-term (included in accrued expenses)	$227
Long-term	49
Total lease liabilities	$276

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

NOTE 10. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation and benefit-related expense	$1,476	$1,151
Accrued interest	622	485
Other accrued expense	632	721
Other payables	2,530	3,048
Operating lease liability - current	227	382
Other current liabilities (including China Cash Bonuses – See Note 14)	570	873
Total	$6,057	$6,660

Table of Contents	19	Financial Statement Index

NOTE 11. INCOME TAX

Though we have generated significant pretax gain on the revaluation of our investment in New Sharecare (see Note 6 for more information), such gain does not generate current taxable income until a portion, or all, of the investment is sold. We expect that any pretax income resulting from the realized gain noted in the table above would be offset by our existing net operating losses. The pretax income associated with our investment in New Sharecare generates a temporary difference during 2021 that results in a deferred tax liability which reduces our overall net deferred tax asset. Our net deferred tax asset remains covered by a full valuation allowance as of September 30, 2021 and is expected to remain fully covered at December 31, 2021.

NOTE 12. DEBT

Short-Term Debt

The following table presents our notes payable (in thousands) as of:

	September 30, 2021	December 31, 2020
Note payable to private lender	$1,500	$1,500
Note payable to Jefferson Remark Funding LLC	5,000	—
Principal balance of notes payable	6,500	1,500
Unamortized discount and debt issuance cost	(203)	—
Notes payable, net of unamortized discount and debt issuance cost	$6,297	$1,500

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of each of September 30, 2021 and December 31, 2020, the remaining principal balance of $1.5 million was past due and accrued interest was $0.6 million.

On February 10, 2021, we entered into a senior secured promissory note (the “Note”) with certain of our subsidiaries as guarantors (the “Guarantors”) and Jefferson Remark Funding LLC (the “Lender”), pursuant to which the Lender extended credit to us consisting of a one-year term loan in the principal amount of $5.0 million. The Note bears interest at 15% per annum, which shall be payable on the last business day of each calendar quarter commencing on March 31, 2021. The entire principal balance, as well as any unpaid accrued interest thereon, is due and payable in full on February 10, 2022. To secure the payment and performance of the obligations under the Note, we, together with the Guarantors, have granted to the Lender a first-priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions. The Note contains representations, warranties, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Note may result in the principal amount outstanding and unpaid interest thereon becoming immediately due and payable. The net cash proceeds to us under the promissory note were $4.8 million, net of a $0.2 million discount, and we incurred debt issuance cost of $0.3 million. During the three and nine months ended September 30, 2021, we recognized amortization expense of $0.1 million and $0.3 million, respectively, resulting in an unamortized discount and debt issuance cost balance of $0.2 million at September 30, 2021.

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

Table of Contents	20	Financial Statement Index

Loan due December 2023

On December 30, 2020, we executed a promissory note with a private lender (the “Private Lender Loan”) under which we borrowed $1.0 million. The Private Lender Loan bore interest at 10% per annum.

Effective August 5, 2021, we entered into an amendment (the “Loan Amendment”) to the Private Lender Loan. The Loan Amendment provided that effective as of August 5, 2021 (the “Conversion Date”), the outstanding principal amount of the Private Lender Loan plus all accrued but unpaid interest of approximately $0.1 million thereon through the Conversion Date was automatically converted into shares of our common stock at a conversion price of $1.21 per share, resulting in the issuance of 876,493 shares of our common stock with a fair value of $1.1 million and the recording of less than $0.1 million of additional interest expense.

NOTE 13. COMMITMENTS AND CONTINGENCIES

At September 30, 2021, we had no material commitments outside the normal course of business, other than as described below.

During 2020, one of the VIEs advanced $1.5 million to an unrelated entity (our “China Business Partner”) pursuant to an agreement the VIE entered into with the China Business Partner. The VIE is negotiating a separate contract with the China Business Partner setting out the terms pursuant to which the China Business Partner will assist the VIE in obtaining contracts from some of the largest companies in China. Under the executed agreement with the China Business Partner, upon receipt of a borrowing request from the China Business Partner, the VIE has an obligation to advance up to an aggregate amount of $5.1 million over the loan term of five years, though the VIE can terminate the loan agreement at any time prior to converting the outstanding principal and accrued interest into equity interests of the China Business Partner. The business purpose for the loan was to allow the China Business Partner to purchase and modify hardware to integrate with the KanKan software and market such integrated product to potential customers. We determined that advances under the loan agreement were effectively marketing costs because realizability of the loan was uncertain given the lack of a formalized business relationship with the China Business Partner and the nature of the use of funds.

During the nine months ended September 30, 2021, the VIE advanced an additional $1.9 million to the China Business Partner, which we included in Sales and marketing expense. Any advances the VIE makes under the executed agreement with the China Business Partner will bear a simple interest rate of 10% per annum, payable before each December 31st during the term of the agreement, and will be convertible at the VIE’s election into equity of the China Business Partner upon any equity financing our China Business Partner undertakes during the term of the agreement. The Sales and marketing expense the VIE incurred with the China Business Partner was partially offset by approximately $0.6 million resulting from our completion of certain initial orders from a client that resulted from the efforts of the China Business Partner and the VIE. Because the VIE provided the advances to our China Business Partner for the business development efforts that resulted in the customer orders, we have recorded the $0.6 million as an offset to the expense.

Contingencies

As of September 30, 2021, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

CBG Litigation

On February 21, 2018, we initiated the CBG Litigation against CBG, Adam Roseman, and CBG’s Joint Official Liquidators (the “JOLs”) arising from the CBG Acquisition. The CBG Litigation was filed in the United States District Court for the District of Nevada and is captioned as Remark Holdings, Inc., et al. v. China Branding Group, Limited (In Official Liquidation), et al., Case No. 2:18-cv-00322. In the CBG Litigation, we sought a declaration from the court that we are entitled to rescission of the purchase agreement relating to the CBG Acquisition and all transactions related to the CBG Acquisition, a declaration that such purchase agreement and the transactions consummated pursuant thereto be rescinded and void ab initio, a declaration that we are not required to deliver the remaining warrants allowing for the purchase of 5,710,000 shares of common

Table of Contents	21	Financial Statement Index

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

On August 31, 2021, we entered into the CBG Settlement Agreement that is described in more detail in Note 4.

NOTE 14. STOCKHOLDERS' EQUITY, SHARE-BASED COMPENSATION AND NET LOSS PER SHARE

Equity Issuance

On September 29, 2021, we issued and sold to Armistice Capital Master Fund Ltd. (the “Investor”) 4,237,290 shares of our common stock at a purchase price of $1.18 per share together with a warrant (the “Investor Warrant”) to purchase up to 4,237,290 shares of our common stock at an exercise price of $1.35 per share, subject to certain customary anti-dilution adjustments, pursuant to the terms of the securities purchase agreement we entered into with the Investor on September 27, 2021 (the “Purchase Agreement”). We received net proceeds of $4.6 million from such sale. Concurrently with the entry into the Purchase Agreement, we also entered into a financial advisor agreement (the “Financial Advisor Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which we agreed to pay A.G.P. a cash fee of approximately $0.4 million and to reimburse A.G.P. for certain legal and escrow expenses. In addition, pursuant to the terms of the Financial Advisor Agreement, on September 29, 2021, we issued to A.G.P. and its designees warrants (the “Financial Advisor Warrants” and together with the Investor Warrant, the “Private Placement Warrants”) to purchase up to an aggregate of 127,118 shares of our common stock at an exercise price of $1.35 per share, subject to certain customary anti-dilution adjustments. Based on the terms of the Private Placement Warrants, we recorded such warrants as equity instruments.

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

Table of Contents	22	Financial Statement Index

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of September 30, 2021, and changes during the nine months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	9,942,341	$4.29
Granted	5,463,500	1.37
Exercised	(498,900)	1.76
Forfeited, cancelled or expired	(8,876)	1.38
Outstanding at September 30, 2021	14,898,065	$3.31	6.3	$188
Options exercisable at September 30, 2021	12,418,065	$3.69	5.8	$188

As of September 30, 2021, of the total number of options outstanding, options to purchase approximately 2.5 million shares of our common stock remained unvested. As a result of the exercises of stock options noted in the table above, we received proceeds of approximately $0.9 million.

The following table summarizes activity under our equity incentive plans related to the China Cash Bonuses as of September 30, 2021, and changes during the nine months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	1,055,000	$4.01
Granted	—	—
Forfeited, cancelled or expired	—	—
Outstanding at September 30, 2021	1,055,000	$4.01	5.6	$—
Options exercisable at September 30, 2021	875,000	$4.56	4.9	$—

The following table presents the change in the liability balance associated with our China Cash Bonuses included in Accrued expense and other current liabilities (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2021	2020
Balance at beginning of period	$679	$43
Share-based compensation expense related to China Cash Bonuses	(326)	636
Balance at end of period	$353	$679

Table of Contents	23	Financial Statement Index

On July 27, 2020, the compensation committee of our board of directors approved grants to employees, directors and other service providers, excluding our CEO, of options to purchase approximately 5.4 million shares of our common stock. The option agreements governing the grants contain a stipulation that, regardless of vesting, such options do not become exercisable unless and until stockholders approve an amendment to our Amended and Restated Certificate of Incorporation to increase in the number of authorized shares of our common stock in an amount sufficient to allow for the exercise of the options and we have filed a corresponding Certificate of Amendment to our Amended and Restated Certificate of Incorporation reflecting such increase in the number of authorized shares of our common stock.

On July 8, 2021, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 175,000,000, and we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware on July 9, 2021 to reflect this amendment, which became effective immediately upon filing.

As a result of the increase in the number of authorized shares of our common stock, we determined that July 8, 2021 was the grant date for accounting purposes of the stock options we originally issued on July 27, 2020. The grant date fair value of the options granted on July 27, 2020 was approximately $6.3 million. To estimate the fair value of the options with an accounting grant date of July 8, 2021, we used the Black-Scholes-Merton option pricing model with an expected volatility of 85%, a risk-free interest rate of 0.34%, and expected term of six years and no expected dividends.

We incurred total share-based compensation expense, inclusive of expense related to the liability-classified China Cash Bonuses, as follows: during the three months ended September 30, 2021 and 2020, $3.4 million and $(0.4) million, respectively, and during the nine months ended September 30, 2021 and 2020, $3.5 million and $0.3 million, respectively. As of September 30, 2021, there was approximately $2.5 million of unrecognized share-based compensation expense related to unvested options that we expect to recognize over a weighted-average period of 1.3 years.

Table of Contents	24	Financial Statement Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2021 in conjunction with our unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Form 10-Q.  Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read “Special Note Regarding Forward-Looking Statements” in the section following the table of contents of this report.

OVERVIEW

We and the consolidated VIEs are primarily technology-focused. The KanKan data intelligence platform that we and the VIEs have developed serves as the basis for the development and deployment of AI-based solutions for businesses in many industries and geographies. We also own and operate an e-commerce digital media property focused on a luxury beach lifestyle.

We and the VIEs primarily sell AI-based products and services. We recognize revenue from sales in the U.S., while the VIEs generate substantially all of their revenue from China.

We are a holding company incorporated in Delaware and not a Chinese operating company. As a holding company, we conduct a significant part of our operations through our subsidiaries and through contractual arrangements with the VIEs based in China. We use the VIE structure to address challenges resulting from laws, policies and practices that may disfavor foreign-owned entities that operate within industries deemed sensitive by the Chinese government. We own 100% of the equity of a WFOE, which has entered into contractual arrangements with the VIEs, which are owned by members of our management team in China and/or by third parties. For a description of the VIE structure and our contractual arrangements with the VIEs, see “Corporate Structure” below. As a result of our use of the VIE structure, our stockholders may never directly hold equity interests in any of the VIEs.

Because we do not directly hold equity interests in the VIEs, we are subject to risks and uncertainties of the interpretations and applications of Chinese laws and regulations, including but not limited to, the validity and enforcement of the contractual arrangements among the WFOE, the VIEs and the shareholders of the VIEs. We are also subject to the risks and uncertainties about any future actions of the Chinese government in this regard that could disallow the VIE structure, which would likely result in a material change in our operations, and the value of our common stock may depreciate significantly or become worthless.

Risks of Doing Business in China

We are subject to certain legal and operational risks associated with having a significant portion of our operations in China. Chinese laws and regulations governing our current business operations are sometimes vague and uncertain, and as a result these risks could result in a material change in our operations, significant depreciation of the value of our common stock, or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of variable interest entities, data security and anti-monopoly concerns. As of the date of this Form 10-Q, our Company and subsidiaries and the VIEs have not been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor has any of them received any inquiry, notice or sanction. As of the date of this Form 10-Q, no relevant laws or regulations in China explicitly require us to seek approval from the CSRC for any securities listings. As of the date of this Form 10-Q, our Company and subsidiaries and the VIEs have not received any inquiry, notice, warning or sanctions from the CSRC or any other Chinese governmental authorities relating to securities listings. However, since these statements and regulatory actions are newly published, official guidance and related implementation rules have not been issued. It is highly uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange.

Table of Contents	25	Financial Statement Index

Corporate Structure

We fund the registered capital and operating expenses of the VIEs by extending loans to the shareholders of the VIEs. We believe that we are the primary beneficiary of the VIEs because the contractual arrangements governing the relationship between the VIEs and our WFOE, which include an exclusive call option agreement, exclusive business cooperation agreement, a proxy agreement and an equity pledge agreement, enable us to (i) exercise effective control over the VIEs, (ii) receive substantially all of the economic benefits of the VIEs, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIEs to the extent permitted by Chinese laws. Because these contractual arrangements with the VIEs provide us with the power to direct the activities of the VIEs, for accounting purposes we are the primary beneficiary of the VIEs and we have consolidated the financial results of the VIEs in our consolidated financial statements in accordance with U.S. GAAP.

The agreements governing the VIE contractual arrangements have not been tested in a court of law. However, an article published in China Business Law Journal indicated that a China International Economic and Trade Arbitration Commission (“CIETAC”) Shanghai tribunal ruled in 2010 and 2011 in two related cases involving the contractual arrangement of an online game operating company that the contractual arrangement was void on the grounds that such arrangement violated the mandatory administrative regulations prohibiting foreign investors from investing in the online game operation business and constituted “concealing illegal intentions with a lawful form.” According to publicly available information, while the agreements entered into by the parties in the aforementioned CIETAC cases are typical VIE agreements, the PRC domestic company involved in such cases was mainly engaged in online game operation. Although the PRC foreign investment regime restricts or prohibits foreign investment in certain industries, online game operation is one of few industries where there are rules specifically prohibiting foreign investors from controlling and participating in the business indirectly through contractual or technical support arrangements. Though the agreements in the CIETAC cases are similar to our contractual arrangements with the VIEs, we and the VIEs do not operate in the online game operation industry and, to our knowledge, the business conducted by the VIEs is not prohibited from investment from foreign investors in China. We also note that the rulings in the CIETAC cases are not binding on China courts or other arbitration tribunals.

The following diagram illustrates our corporate structure, including our significant subsidiaries, and the relationship between our WFOE and the VIEs as of the date of this Form 10-Q. The diagram omits certain entities which are immaterial to our results of operations and financial condition. Equity interests depicted in this diagram are 100% owned. The relationships between each of Chengdu Remark Technology Co., Ltd., Hangzhou Shufeng Technology Co., Ltd., Remark Data Technology Co., Ltd. and Bonet (Beijing) Technology LLC, which constitute the VIEs, on the one hand, and KanKan Technology (Shanghai) Co., Ltd., our WFOE, on the other hand, as illustrated in the following diagram are governed by contractual arrangements and do not constitute equity ownership.

Table of Contents	26	Financial Statement Index

Because we do not directly hold equity interests in the VIEs, we are subject to risks and uncertainties of the interpretations and applications of Chinese laws and regulations, including but not limited to, the validity and enforcement of the contractual arrangements among the WFOE, the VIEs and the shareholders of the VIEs. We are also subject to the risks and uncertainties about any future actions of the Chinese government in this regard that could disallow the VIE structure, which would likely result in a material change in our operations and may cause the value of our common stock to depreciate significantly or become worthless.

Table of Contents	27	Financial Statement Index

The contractual arrangements may not be as effective as direct ownership in providing operational control and we face contractual exposure in our investment in the VIEs. For instance, the VIEs and their shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. The shareholders of the VIEs may not act in the best interests of our Company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIEs. In the event that the VIEs or their shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. In addition, even if legal actions are taken to enforce such arrangements, there is uncertainty as to whether Chinese courts would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

As of the date of this Form 10-Q, we and the VIEs are not required to seek permissions from the CSRC, the CAC, or any other entity that is required to approve of the operations of the VIEs. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIEs or any securities listing.

Transfer of Cash or Assets

Dividend Distributions

As of the date of this Form 10-Q, none of our subsidiaries or any of the consolidated VIEs have made any dividends or distributions to our Company.

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

Under Delaware law, a Delaware corporation’s ability to pay cash dividends on its capital stock requires the corporation to have either net profits or positive net assets (total assets less total liabilities) over its capital. If we determine to pay dividends on any of our common stock in the future, as a holding company, we may rely on dividends and other distributions on equity from our WFOE for cash requirements, including the funds necessary to pay dividends and other cash contributions to our stockholders.

Our WFOE’s ability to distribute dividends is based upon its distributable earnings. Current Chinese regulations permit our WFOE to pay dividends to their shareholders only out of its registered capital amount, if any, as determined in accordance with Chinese accounting standards and regulations, and then only after meeting the statutory reserve equal to 50% of registered capital. If our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Any limitation on the ability of our WFOE to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business. In addition, any cash dividends or distributions of assets by our WFOE to its stockholder are subject to a Chinese withholding tax of as much as 10%.

The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. If we are unable to receive all of the revenues from our operations through the current VIE contractual arrangements, we may be unable to pay dividends on our common stock.

For us to pay dividends to our stockholders, we will rely on payments made from the VIEs to our WFOE in accordance with the VIE contractual arrangements, and the distribution of payments from the WFOE to the Delaware holding company as dividends. Certain payments from the VIEs to the WFOE pursuant to the VIE contractual arrangements are subject to Chinese taxes, including a 6% VAT and 25% enterprise income tax.

Table of Contents	28	Financial Statement Index

Our Company’s Ability to Settle Amounts Owed under the VIE Contractual Arrangements

Under the VIE contractual arrangements, the VIEs are obligated to make payments to our WFOE, in cash or in kind, at the WFOE’s request. We will be able to settle amounts owed under the VIE contractual arrangements through dividends paid by our WFOE to our Company. Such ability may be restricted or limited as follows:

First, any payments from the VIEs to our WFOE are subject to Chinese taxes, including a 6% VAT and 25% enterprise income tax. Second, current Chinese regulations permit our WFOE to pay dividends to their shareholders only out of its registered capital amount, if any, as determined in accordance with Chinese accounting standards and regulations, and then only after meeting the statutory reserve equal to 50% of registered capital. In addition, if our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to the Delaware holding company. Third, the Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from profits, if any.

AI Business

Through the proprietary data and AI platform we co-developed with one of the VIEs, our Remark AI business in the U.S. and the KanKan business operated by the VIEs in the Asia-Pacific region generate revenue by delivering AI-based computer vision products, computing devices and software-as-a-service solutions for businesses in many industries. In addition to the other work that we and the VIEs have ramped up, we and the VIEs continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe keeps us among the leaders in technology development. Our research team continues to participate in various computer vision competitions at which it wins or ranks near or at the top.

We continue to market innovative AI-based solutions in the U.S. through the Remark AI business and in the Asia-Pacific region through KanKan business operated by the VIEs to customers in the retail, urban life cycle and workplace and food safety markets.

Retail Solutions. Utilizing a client’s existing cameras and strategic sensors placed throughout the store, the retail solutions swiftly analyze real-time customer shopping behavior, such as time of store entry and shelf-browsing habits, and provide managers with a customer heatmap that reflects traffic patterns. Purchase history is also analyzed, leading to relevant offers for future purchase conversions, and customers for their continued loyalty through a special VIP status that brings customized promotions and coupons along with attentive customer service. The retail solutions allow retailers and store managers to make better data-driven decisions regarding store layout, item placement, and pricing strategy, all while anonymizing customers’ identities to protect their privacy.

Urban Life Cycle Solutions. Through the VIEs, we offer and have installed several solutions in what we call the urban life cycle category. Urban life cycle solutions include the AI community system which assists in building “smart” communities by enhancing community security and safety. There are also AI solutions that help to make schools “smart” by (i) providing an accurate and convenient method for student check-in and check-out, (ii) providing an autonomous method of campus monitoring that enhances students’ safety by, for example, monitoring students for elevated body temperatures that could indicate viral infections such as influenza or COVID-19, detecting trespassers, detecting dangerous behaviors or physical accidents that could result in injury, and (iii) monitoring the school kitchen for safety violations.

In traffic management, solutions offered by the VIEs assist in monitoring traffic for various violations by automatically detecting, capturing, and obtaining evidence regarding violations such as speeding, running red lights, driving against the flow of traffic and even using counterfeit registration plates. Additionally, the solutions provide constant road-condition monitoring, providing control centers with real-time information on traffic conditions such as areas of congestion or other traffic anomalies.

Workplace and Food Safety Solutions. The monitoring and detection capabilities of the solutions ensure that workers are practicing established food safety protocols, wearing the proper personal protective equipment, and complying with local health

Table of Contents	29	Financial Statement Index

codes. From commercial kitchens to factories to construction work zones, our safety-compliance algorithms manage regulatory functions and review hygienic and equipment status while checking and alerting management regarding violations.

Our Biosafety Business

With assistance from the VIEs, we built a new product line of high-quality, highly-effective thermal imaging solutions that leverage our innovative software. We currently focus our efforts predominantly in the U.S. market.

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

Other Businesses

In addition to AI-based products and services revenue from our Remark AI business and the KanKan business operated by the VIEs, activities such as online merchandise sales generated from Bikini.com, our e-commerce website selling swimwear and accessories in the latest styles, also contributed to our consolidated revenue in the current-year and prior-year periods, while advertising also contributed to revenue in prior-year periods.

Overall Business Outlook

The innovative AI and data analytics solutions we and the VIEs sell continue to gain worldwide awareness and recognition through media exposure, comparative testing, product demonstrations and word of mouth resulting from positive customer experiences. We intend to expand our business not only in the Asia-Pacific region through the VIEs, where we believe there still are fast-growth AI market opportunities for our solutions, but also in the United States and Europe, where we see a tremendous number of requests for AI products and solutions in the workplace and public safety markets. However, the COVID-19 pandemic may also present challenges to our business, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. We continue to pursue large business opportunities, but anticipating when, or if, we can close these opportunities is difficult. Quickly deploying our software solutions in the market segments we have identified, in which we may face a number of large, well-known competitors, is also difficult.

Business Developments During 2021

During the first nine months of 2021, we continued working to expand our biosafety business within the U.S., and though we expected to do so quickly, the rise in COVID-19 vaccination rates and significant decrease in new reported COVID-19 cases had a negative impact on demand for our AI-driven thermal imaging solutions. Also, the absence of a regulatory mandate for businesses to buy and implement solutions such as ours contributed to the slowing of what originally was steady growth in our biosafety business.

Table of Contents	30	Financial Statement Index

We also stepped into the daily fantasy sports market during the second quarter of 2021 with our AI-driven data intelligence offering. Though our software helped our new customer reduce customer acquisition cost and increase its conversion rate, the customer temporarily ceased its marketing activities, for which it uses our data intelligence offering, in the third quarter of 2021 while it works through technical difficulties with onboarding its new customers. We believe that the new customer will still be able to reinitiate its marketing plans in the fourth quarter of 2021, which could contribute significantly to our revenue for that period given the ability of the customer and our software to ramp up rapidly, though further delay is a possibility. In the meantime, we continue to work with the VIEs to refine our product offering in expectation of new projects in this market going forward.

The initial outbreak of the COVID-19 pandemic impacted our business, as well as many others, and it has caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. With the spread of the Delta variant causing renewed implementations of preventative measures including travel restrictions, closures of non-essential businesses and other quarantine measures, we believe that we could experience a resurgence in demand for our AI-driven thermal imaging solutions, which can be an important safety measure organizations and businesses implement as they try to prevent the further spread of COVID-19 and maintain the health and safety of the public. Our business and financial results may, however, still be adversely impacted by the COVID-19 pandemic for the duration of 2021 and possibly longer, and we are unable to predict the duration or degree of such impact with any certainty, including whether the recent surge in the Delta variant could lead to prolonged, more stringent or entirely new preventative measures.

In China, project completions by the VIEs continued on a steady pace for most of the year-to-date period, though such completions slowed noticeably during the third quarter of 2021. China’s implementation of it’s zero-COVID strategy, which among other measures includes shutting down all forms of travel to or from a city the moment one case of COVID-19 is detected, significantly restricted the VIEs’ ability to conduct business during the third quarter. Also, the VIEs became more selective with regard to accepting new projects as they began focusing on balancing the reduction of collection periods with respect to receivables from customers in China with the continued work to expand our business footprint through the VIEs.

The following table presents our revenue categories as a percentage of total consolidated revenue during the nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
AI-based products and services	68%	94%	90%	91%
Advertising and other	32%	6%	10%	9%

CRITICAL ACCOUNTING POLICIES

During the three and nine months ended September 30, 2021, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2020 Form 10-K.

Table of Contents	31	Financial Statement Index

RESULTS OF OPERATIONS

The following tables summarize our operating results for the three and nine months ended September 30, 2021, and the discussion following the tables explain material changes in the operating results for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.

(dollars in thousands)	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Revenue	$1,234	$2,646	$(1,412)	(53)%

Cost of revenue	854	1,679	(825)	(49)%
Sales and marketing	882	417	465	112%
Technology and development	635	738	(103)	(14)%
General and administrative	5,493	2,380	3,113	131%
Depreciation and amortization	35	72	(37)	(51)%
Impairments	—	463	(463)	(100)%

Interest expense	(438)	(60)	(378)	630%
Other income	—	(58)	58	(100)%
Change in fair value of warrant liability	411	5,570	(5,159)	(93)%
Gain on investment revaluation	78,917	—	78,917
Gain on debt extinguishment	425	—	425
Gain on lease termination	—	2,044	(2,044)	(100)%
Other gain (loss)	96	21	75	357%

Table of Contents	32

(dollars in thousands)	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Revenue	$9,656	$5,376	$4,280	80%

Cost of revenue	5,858	2,910	2,948	101%
Sales and marketing	2,281	1,319	962	73%
Technology and development	3,490	2,863	627	22%
General and administrative	10,672	7,018	3,654	52%
Depreciation and amortization	150	228	(78)	(34)%
Impairments	—	463	(463)	(100)%

Interest expense	(1,053)	(1,296)	243	(19)%
Other income	7	(1)	8	(800)%
Change in fair value of warrant liability	123	(633)	756	(119)%
Gain on investment revaluation	78,917	—	78,917
Gain on debt extinguishment	425	—	425
Gain on lease termination	—	3,582	(3,582)	(100)%
Other gain (loss)	109	(52)	161	(310)%

Revenue and Cost of Revenue. During the three months ended September 30, 2021, the VIEs completed fewer AI-related projects in China than they did in the comparable period of 2020. China’s implementation of its zero-COVID strategy restricted the VIEs’ ability to transact business during the third quarter. Also, the VIEs began to be much more selective regarding acceptance of new projects, whether from new or existing customers, to attempt to reduce collection periods with respect to amounts receivable from customers in China. The preceding factors primarily caused a $1.0 million decrease in AI-related revenue. Revenue also decreased approximately $0.4 million in our biosafety business, which was negatively affected by the relaxing of COVID-19-related restrictions in large parts of the U.S. and by the rise in COVID-19 vaccination rates and significant decrease in new reported COVID-19 cases, which adversely impacted demand for our AI-driven thermal imaging solutions.

During the nine months ended September 30, 2021, the primary driver of the increase in revenue was $2.8 million of revenue from an AI data intelligence project with a new customer in the U.S., while the VIEs’ completion of more AI-related projects in China than they completed in the comparable period of 2020 also contributed roughly the same amount to the increase in revenue. A decrease of approximately $1.0 million of revenue from our biosafety business partially offset the increases from the AI data intelligence project and from China.

Cost of revenue decreased during the three months ended September 30, 2021 in relation to the decreases in revenue explained above.

The ramping up of work on larger contracts in China during the first half of 2021 was the primary cause of the cost of revenue increase during the nine months ended September 30, 2021, while the net effect of the decrease in cost of revenue resulting from the decline in demand in our biosafety business and the increase in cost of revenue resulting from the AI data intelligence project with a new customer in the U.S. contributing another $0.3 million to the year-to-date overall increase.

Sales and marketing. The increase in sales and marketing expense during the three months ended September 30, 2021 resulted from $0.5 million of additional payments one of the VIEs made to the China Business Partner to present a combination

Table of Contents	33

of their hardware and the KanKan AI software to large potential clients in response to requests for proposals that could result in lucrative contracts on AI projects to modernize such potential clients’ facilities and operations.

The increase in sales and marketing expense during the nine months ended September 30, 2021 primarily resulted from approximately $1.9 million of additional payments one of the VIEs made to the China Business Partner. The increase from the additional payments to the China Business Partner were partially offset by approximately $0.6 million resulting from the VIEs’ completion of certain initial orders from a client that resulted from the efforts of the China Business Partner and the VIEs. Because the VIE provided money to the China Business Partner for the business development efforts that resulted in the customer orders, we have recorded the $0.6 million as an offset to the expense. Further offsetting the additional payments to the China Business Partner were individually immaterial decreases in many expense categories, none of which individually or collectively was indicative of a material business trend.

Technology and development. During the three months ended September 30, 2021, we experienced less of a decline in the liability related to our China Cash Bonuses than we did during the same period of the prior year, resulting in a $0.3 “increase” in share-based compensation. Our stock price did not decline in the current year third quarter as much as it did during the same period of the prior year. In the current year third quarter we also revised upward our estimate of the remaining contractual period that is an input to the model we use to estimate the fair value of the China Cash Bonuses, which partially offset the effect of the decline in our stock price. Also contributing to the increase was $0.3 million from the recognition of expense that began on July 8, 2021 related to the large batch of stock options originally issued on July 27, 2020. In July 2021, we acquired a business in an immaterial business combination. Prior to the acquisition, we had accrued expense owed to the company we acquired for consulting services they had provided to us. As of the acquisition date, the accrued expense was determined to be effectively settled by the business combination, resulting in a reduction of approximately $0.7 million in the originally recorded consulting expense during the nine months ended September 30, 2021, which offset the increases related to share-based compensation expense.

During the nine months ended September 30, 2021, we and the VIEs increased activities to continuously improve the biosafety product line developed towards the end of the first quarter of 2020 and to develop new products, leading to a $1.3 million increase in technology and development expense.

General and administrative. The increase in general and administrative expense during the three months ended September 30, 2021 was primarily the result of a $3.2 million increase in stock-based compensation resulting almost entirely from the recognition of expense that began on July 8, 2021 related to the large batch of stock options originally issued on July 27, 2020.

The increase in general and administrative expense during the nine months ended September 30, 2021 was primarily the result of a $3.1 million increase in share-based compensation resulting almost entirely from the recognition of the July 27, 2020 stock option issuance. Also contributing to the increase was a $0.4 million rent expense increase mainly resulting from short-term rentals in Los Angeles, CA and Miami, FL.

Impairments. During the third quarter of 2020, we impaired the investment in Beijing All-in-one Cloud Net Technology, Co. Ltd. made by one of the VIEs, resulting in an impairment charge of $0.4 million. No impairments have been recorded during 2021.

Interest expense. During the three months ended September 30, 2021, we had the Note payable to the Lender, which bears interest at 15%, outstanding for the entire period. During the same period of the prior year, the only outstanding debt apart from the $1.5 million note payable to a private lender, the outstanding principal and the interest rate of which remained the same during both fiscal quarters being compared, was our PPP loan which resulted in de minimis interest expense.

Our repayment in 2020 of a large portion of our debt that remained after we completed the sale of Vegas.com resulted in less debt principal outstanding and, consequently, a decrease in interest expense during the nine months ended September 30, 2021. The decrease was partially offset by the increase in interest resulting from the Note payable to the Lender, which was executed in February 2021.

Gain on investment revaluation. On July 1, 2021, as the result of a business combination between Legacy Sharecare and a special purpose acquisition company, our equity in Legacy Sharecare converted into cash and shares of publicly traded

Table of Contents	34

common stock of New Sharecare (see Note 6). As a result of our ownership of publicly-traded shares, we were able to remeasure our investment at fair value, resulting in a gain of $78.9 million.

Gain on debt extinguishment. During the nine months ended September 30, 2021, we received notification during the third quarter of 2021 that our previously-outstanding PPP loan had been forgiven, resulting in a gain of approximately $0.4 million.

Gain on lease termination. During August 2020, we entered into a settlement agreement relating to the lease for our former office space in Las Vegas which we vacated during March 2020. During March 2020, we reduced right of use assets and operating lease liabilities relating to this lease, which resulted in a gain on lease termination of $1.5 million. In addition, we recognized a further gain of $2.0 million during August 2020, when we entered into the settlement agreement. We did not have any lease terminations during the nine months ended September 30, 2021.

Change in fair value of warrant liability. The change in the fair value of our warrant liability maintained a direct relationship with the change in the price of our common stock as of the balance sheet date and the expected volatility in the price of our common stock. During the three months ended September 30, 2021, a decline in our stock price between June 30, 2021 and when we reclassified the warrants to equity on August 31, 2021 primarily caused a decrease in the liability. The change in fair value of the warrant liability in the same period of the prior year reflected a somewhat larger decrease in the price of our stock as well as the expiration of warrants to purchase a large quantity of shares of our common stock.

During the nine months ended September 30, 2021, a decline in our stock price between June 30, 2021 and when we reclassified the warrants to equity on August 31, 2021 primarily caused a decrease in the liability, while the increase in our common stock price between December 31, 2019 and September 30, 2020 caused an increase in the fair value of our warrant liability during such period.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2021, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $(294.8) million within stockholders’ equity as of September 30, 2021. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $10.1 million during the nine months ended September 30, 2021. As of September 30, 2021, our cash balance was $3.2 million.

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which does not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note is accruing interest at $500 per day on the unpaid principal until we repay the note in full. As of September 30, 2021, we owed $1.5 million in principal and $0.6 million accrued interest on such note.

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

Table of Contents	35

share, resulting in the issuance of 876,493 shares of our common stock with a fair value of $1.1 million and the recording of less than $0.1 million of additional interest expense.

On February 10, 2021, we entered into the Note with certain of our subsidiaries as guarantors (the “Guarantors”) and the Lender, pursuant to which the Lender extended credit to us consisting of a one-year term loan in the principal amount of $5.0 million. The Note bears interest at 15% per annum, which shall be payable on the last business day of each calendar quarter commencing on March 31, 2021. The entire principal balance, as well as any unpaid accrued interest thereon, is due and payable in full on February 10, 2022. To secure the payment and performance of the obligations under the Note, we, together with the Guarantors, have granted to the Lender a first-priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions. The Note contains representations, warranties, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Note may result in the principal amount outstanding and unpaid interest thereon becoming immediately due and payable. As of September 30, 2021, we owed $5.0 million in principal and de minimis accrued interest on such note.

On September 29, 2021, we issued and sold to the Investor 4,237,290 shares of our common stock at a purchase price of $1.18 per share together with an Investor Warrant to purchase up to 4,237,290 shares of our common stock at an exercise price of $1.35 per share, subject to certain customary anti-dilution adjustments, pursuant to the terms of the Purchase Agreement we entered into with the Investor. We received net proceeds of $4.6 million from such sale. Concurrently with the entry into the Purchase Agreement, we also entered into the Financial Advisor Agreement with A.G.P. pursuant to which we agreed to pay A.G.P. a cash fee of $350,000 and to reimburse A.G.P. for certain legal and escrow expenses. In addition, pursuant to the terms of the Financial Advisor Agreement, on September 29, 2021, we issued to A.G.P. and its designees the Financial Advisor Warrants to purchase up to an aggregate of 127,118 shares of our common stock at an exercise price of $1.35 per share, subject to certain customary anti-dilution adjustments.

Since 2009, we have held an interest in Legacy Sharecare. On July 1, 2021, Legacy Sharecare completed a business combination with Falcon Capital Acquisition Corp., a special purpose acquisition company, as a result of which the common stock of the surviving entity of such business combination (“New Sharecare”) became listed on the Nasdaq Stock Market LLC. In connection with the completion of such business combination, the shares of common stock of Legacy Sharecare that we held immediately prior to the business combination converted into approximately $2.3 million in cash and approximately 9.4 million shares of common stock of New Sharecare. As part of the business combination, we signed a lock-up agreement with New Sharecare, pursuant to which we have agreed not to, subject to certain exceptions, transfer, assign or sell any of our New Sharecare common stock until the earlier to occur of: (i) one year after the effective time of the business combination, and (ii) subsequent to the effective time, if the closing price of New Sharecare common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the effective time of the business combination (the “Lock-up Period”). Notwithstanding the foregoing, we are permitted under the lock-up agreement to sell our shares of New Sharecare common stock (x) beginning on the 180th day after the effective time of the business combination until the 269th day following the effective time, the greater of 5% of our shares as of the effective time and 750,000 shares, and (y) beginning on the 270th day after the effective time until the expiration of the Lock-up Period, the greater of 5% of our shares as of the effective time and 750,000 shares, plus any shares that were permitted to be, but not, transferred pursuant to clause (x) above.

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

Table of Contents	36

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to November 15, 2022.

Cash Flows - Operating Activities

During the nine months ended September 30, 2021, we used $4.4 million more cash in operating activities than we did during the same period of the prior year. The increase in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

Investing activities during the nine months ended September 30, 2021 provided $2.3 million in proceeds from the transaction in which Sharecare became a public company on July 1, 2021, while one of the VIEs made $1.4 million of what were originally classified as loans to our China Business Partner during the comparable period of the prior year.

Cash Flows - Financing Activities

During the nine months ended September 30, 2021, we received $5.5 million of cash proceeds from common stock issuances, whereas the same period of 2020 included stock sale proceeds of $32.1 million. We also received debt proceeds of $4.8 million during the nine months ended September 30, 2021, while only issued $0.4 million of debt in the same period of the prior year. The prior year period’s financing activity also included repayment of $13.7 million of debt, as well as the payment of $0.9 million of contingent consideration related to a business combination.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Table of Contents	37

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses in our internal control over financial reporting related to: (i) insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our AI business in China, (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our AI business in China including accounts payable, accrued liabilities, payroll and fixed assets, and (iv) failure to retain documentary evidence of all inventory purchases and the insufficient evaluation of the impact of discounted sales transactions on the valuation of our inventory, all of which we described in our 2020 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2021.

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

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

CBG Litigation

On February 21, 2018, we initiated the CBG Litigation against CBG, Adam Roseman, and the JOLs arising from the CBG Acquisition. The CBG Litigation was filed in the United States District Court for the District of Nevada and is captioned as Remark Holdings, Inc., et al. v. China Branding Group, Limited (In Official Liquidation), et al., Case No. 2:18-cv-00322. In the CBG Litigation, we sought a declaration from the court that we are entitled to rescission of the purchase agreement relating to the CBG Acquisition and all transactions related to the CBG Acquisition, a declaration that such purchase agreement and the transactions consummated pursuant thereto be rescinded and void ab initio, a declaration that we are not required to deliver the remaining warrants allowing for the purchase of 5,710,000 shares of common stock at a per-share exercise price of $10.00, an order directing release to us of any consideration held in escrow in connection with the CBG Acquisition, and disgorgement of all consideration paid by us in connection with the CBG Acquisition. We alleged that the defendants fraudulently mispresented and concealed material information regarding the companies we acquired in the CBG Acquisition.

We entered into a settlement agreement with Mr. Roseman to settle all claims against him, and we dismissed those claims on May 13, 2019. We entered into the Stipulation for Settlement on January 15, 2019. Pursuant to the Stipulation for

Table of Contents	38	Financial Statement Index

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

On August 31, 2021, we entered into the CBG Settlement Agreement that is described in more detail in Note 4.

ITEM 1A.    RISK FACTORS

You should carefully consider the risk factors set forth below together with the risk factors discussed in Part I, Item 1A of our 2020 Form 10-K, which could materially affect our business, financial condition or operating results. The risks described below and in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may be materially adversely affected.

Risks Relating to Our Corporate Structure

We rely on contractual arrangements with the VIEs and their shareholders for a significant portion of our business operations. These arrangements may not be as effective as direct ownership in providing operational control. Any failure by the VIEs or their shareholders to perform their obligations under such contractual arrangements would have a material and adverse effect on our business.

We have relied on contractual arrangements with the VIEs to operate our business in China. The revenues contributed by the VIEs constituted a majority of our total revenues for the fiscal years ended December 31, 2019 and 2020.

These contractual arrangements may not be as effective as direct ownership in providing us with control over the VIEs and we face contractual exposure in our investment in the VIEs. For instance, the VIEs and their shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of the VIEs, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIEs, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current VIE contractual arrangements, we rely on the performance by the VIEs and their shareholders of their obligations under the contracts to exercise control over the VIEs. The shareholders of the VIEs may not act in the best interests of our Company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIEs.

In the event that the VIEs or their shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. For example, if the shareholders of a VIE refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they otherwise act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in the VIEs, our ability to exercise shareholders’ rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of the VIEs and

Table of Contents	39

third parties were to impair our control over the VIEs, our ability to consolidate the financial results of the VIEs would be affected, which would in turn result in a material adverse effect on our business, operations and financial condition.

If the Chinese government determines that the contractual arrangements constituting part of the VIE structure do not comply with Chinese regulations, or if these regulations change or are interpreted differently in the future, our common stock may decline in value or become worthless if we are unable to assert our contractual control rights over the assets of the VIEs that constitute a significant portion of our operations.

Recently, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to variable interest entities. These recent statements indicate an intent by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. As of the date of this Form 10-Q, there are no relevant laws or regulations in China that prohibit our Company or any of our subsidiaries from listing or offering securities in the United States. However, since these statements and regulatory actions by the Chinese government are newly published, official guidance and related implementation rules have not been issued. Future action taken by the Chinese government could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our common stock to significantly depreciate or become worthless. In addition, although we believe that our corporate structure and the VIE contractual arrangements comply with current applicable Chinese laws and regulations, in the event that the Chinese government determines that the contractual arrangements constituting part of the VIE structure do not comply with Chinese regulations, or if these regulations change or are interpreted differently in the future, we may be unable to assert our contractual control rights over the assets of the VIEs, and our common stock may decline in value or become worthless.

The shareholders of the VIEs may have actual or potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

As of the date of this Form 10-Q, we are not aware of any conflicts between the shareholders of the VIEs and us. However, the shareholders of the VIEs may have actual or potential conflicts of interest with us in the future. These shareholders may refuse to sign or breach, or cause the VIEs to breach, or refuse to renew, the existing contractual arrangements we have with them and the VIEs, which would have a material and adverse effect on our ability to effectively control the VIEs and receive economic benefits from the VIEs. For example, the shareholders may be able to cause our agreements with the VIEs to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise any or all of these shareholders will act in the best interests of our Company or such conflicts will be resolved in our favor. Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our Company. If we cannot resolve any conflict of interest or dispute between us and these shareholders, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

The contractual arrangements with the VIEs may be subject to scrutiny by China’s tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and therefore substantially reduce our consolidated net income and the value of your investment.

The tax regime in China is rapidly evolving and there is significant uncertainty for Chinese taxpayers as Chinese tax laws may be interpreted in significantly different ways. China’s tax authorities may assert that we or the VIEs or their shareholders are required to pay additional taxes on previous or future revenue or income. In particular, under applicable Chinese laws, rules and regulations, arrangements and transactions among related parties, such as the contractual arrangements with the VIEs, may be subject to audit or challenge by China’s tax authorities. If China’s tax authorities determine that any contractual arrangements were not entered into on an arm’s length basis and therefore constitute a favorable transfer pricing, the China tax liabilities of the relevant subsidiaries, VIEs or the shareholders of the VIEs could be increased, which could increase our overall tax liabilities. In addition, China’s tax authorities may impose interest on late payments. Our net income may be materially reduced if our tax liabilities increase. It is uncertain whether any new China laws, rules or regulations relating to VIE structures will be adopted or, if adopted, what they would provide.

If we or any of the VIEs are found to be in violation of any existing or future China laws, rules or regulations, or if we fail to obtain or maintain any of the required permits or approvals, the relevant China regulatory authorities would have broad discretion to take action in dealing with these violations or failures, including revoking the business and operating licenses of

Table of Contents	40

the VIEs, requiring us to discontinue or restrict our operations, restricting our right to collect revenue, blocking one or more of our websites, requiring us to restructure our operations or taking other regulatory or enforcement actions against us. The imposition of any of these measures could result in a material adverse effect on our ability to conduct all or any portion of our business operations. In addition, it is unclear what impact Chinese government actions would have on us and on our ability to consolidate the financial results of any of the VIEs in our consolidated financial statements, if Chinese governmental authorities were to find our legal structure and contractual arrangements to be in violation of Chinese laws, rules and regulations. If the imposition of any governmental actions causes us to lose our right to direct the activities of any of the VIEs or otherwise separate from any of these entities, and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of the VIEs in our consolidated financial statements. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Doing Business in China

Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions, could have a material adverse effect on our business and operations and the value of our common stock.

A significant portion of our operations are conducted through our WFOE and the China-based VIEs. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic, social conditions and government policies in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to reduction in demand for our services and adversely affect our competitive position. COVID-19 had a severe and negative impact on Chinese and global economy in 2020. Whether this will lead to a prolonged downturn in the economy is still unknown. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

Furthermore, our Company, our subsidiaries, the VIEs and our investors may face uncertainty about future actions by the government of China that could significantly affect the VIEs’ financial performance and operations, including the enforceability of the VIE contractual arrangements. Chinese laws and regulations, including the enforcement of such laws and regulations, can change quickly with little advance notice. The Chinese government may intervene or influence our operations and the operations of the VIEs at any time and may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our securities. As of the date of this prospectus, neither our Company nor any of the VIEs has received or was denied permission from Chinese authorities to list on U.S. exchanges or conduct U.S. securities offerings. However, there is no guarantee that our Company or the VIEs will receive or not be denied permission from Chinese authorities to list on U.S. exchanges or conduct U.S. securities offerings in the future. China’s economic, political and social conditions, as well as interventions and influences of any government policies, laws and regulations are uncertain and could have a material adverse effect on our business.

Table of Contents	41

Uncertainties with respect to the Chinese legal system could adversely affect us.

The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

In addition, we are subject to risks and uncertainties of the interpretations and applications of Chinese laws and regulations, including but not limited to, the validity and enforcement of the VIE contractual arrangements. we are also subject to the risks and uncertainties about any future actions of the Chinese government in this regard that could disallow the VIE structure, which would likely result in a material change in our operations, and the value of our common stock may depreciate significantly or become worthless.

We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with Chinese laws and regulations over data security could result in materially adverse impact on our business, results of operations and the value of our common stock.

Our business involves collecting and retaining certain internal and external data and information including that of our customers and supplies. The integrity and protection of such information and data are crucial to us and our business. Owners of such data and information expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained in performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC (the “Cyber Security Law”), which became effective on June 1, 2017. Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides legal basis for privacy and personal information infringement claims under the Chinese civil laws. Chinese regulators, including the CAC, the Ministry of Industry and Information Technology, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection.

Table of Contents	42

On August 20, 2021, the Standing Committee of the 13th National People's Congress of China issued the final version of the Personal Information Protection Law (the "PIPL"), which becomes effective on November 1, 2021. The PIPL imposes on China-based data processers (such as the VIEs) significant obligations with respect to, among other things, obtaining, processing and cross-border transferring personal information. The PIPL may subject a data processor to a penalty of as much as RMB50 million or 5% of the preceding year’s turnover.

The Chinese regulatory requirements regarding cybersecurity are evolving. For instance, various regulatory bodies in China, including the CAC, the Ministry of Public Security and the State Administration for Market Regulation, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In July 2021, the CAC and other related authorities released the draft amendment to the Cybersecurity Review Measures for public comments through July 25, 2021. The draft amendment proposes the following key changes:

•companies who are engaged in data processing are also subject to the regulatory scope;

•the CSRC is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review working mechanism;

•the operators (including both operators of critical information infrastructure and relevant parties who are engaged in data processing) holding more than one million users/users’ (which are to be further specified) individual information and seeking a listing outside China shall file for cybersecurity review with the Cybersecurity Review Office; and

•the risks of core data, material data or large amounts of personal information being stolen, leaked, destroyed, damaged, illegally used or transmitted to overseas parties and the risks of critical information infrastructure, core data, material data or large amounts of personal information being influenced, controlled or used maliciously shall be collectively taken into consideration during the cybersecurity review process.

Currently, the draft amendment has been released for public comment only, and its implementation provisions and anticipated adoption or effective date remains substantially uncertain and may be subject to change. If the draft amendment is adopted into law in the future, we may become subject to enhanced cybersecurity review. Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this prospectus, neither we nor any of the VIEs have been subject to heightened regulatory scrutiny with respect to cybersecurity matters, nor have we or any of the VIEs been informed by any Chinese governmental authority of any requirement that we file for a cybersecurity review. However, if we are deemed to be a critical information infrastructure operator or a company that is engaged in data processing and holds personal information of more than one million users, we could be subject to Chinese cybersecurity review.

As there remains significant uncertainty in the interpretation and enforcement of relevant Chinese cybersecurity laws and regulations, we could be subject to cybersecurity review, and if so, we may not be able to pass such review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by Chinese regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have material adverse effect on our business, financial condition or results of operations. As of the date of this prospectus, neither we nor any of the VIEs have been involved in any investigations on cybersecurity review initiated by the CAC or any other Chinese regulatory authority, nor have we or any of the VIEs received any inquiry, notice or sanction in such respect. We believe that we are in compliance with the aforementioned regulations and policies that have been issued by the CAC.

On June 10, 2021, the Standing Committee of the National People’s Congress of China (the “SCNPC”) promulgated the PRC Data Security Law, which will take effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical

Table of Contents	43

protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

As of the date of this prospectus, we do not expect that the current Chinese laws on cybersecurity or data security, or that the PIPL, when effective, would have a material adverse impact on our business operations. However, as uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we will comply with such regulations in all respects and we may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We may also become subject to fines and/or other sanctions which may have material adverse effect on our business, operations and financial condition.

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditors, and as a result, Nasdaq may determine to delist our securities.

The Holding Foreign Companies Accountable Act (the “HFCA Act”) was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such shares from being traded on a national securities exchange or in the over the counter trading market in the United States.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two.

Our current independent registered public accounting firm, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards. We are not aware of any reasons to believe or conclude that the PCAOB has been or is currently unable to inspect our current auditors, or that our current auditors would not permit an inspection by the PCAOB. However, given the recent developments, we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets (the “PWG”) issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company’s auditor was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC has announced that the SEC staff is preparing a consolidated proposal for the rules regarding the implementation of the HFCA Act and to address the recommendations in the PWG report. It is unclear when the SEC will complete its rulemaking and when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The implications of this possible regulation in addition to the requirements of the HFCA Act are uncertain. Such uncertainty could cause the market price of our shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on a national securities exchange earlier than would be required by the HFCA Act. If our shares are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our

Table of Contents	44

shares when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, we did not issue any unregistered equity securities other than pursuant to transactions previously reported in our Current Reports on Form 8-K.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None

Table of Contents	45

ITEM 6.    EXHIBITS

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	07/09/21	3.1
4.1	Warrant to Purchase Common Stock, dated August 31, 2021.	8-K	09/07/21	4.1
4.2	Investor Warrant.	8-K	09/30/21	4.1
4.3	Form of Financial Advisor Warrant.	8-K	09/30/21	4.2
10.1	Amendment No. 1 dated August 5, 2021, to Promissory Note dated December 30, 2020, between Remark Holdings, Inc. and SV Booth Investments III LLC.	8-K	08/10/21	10.1
10.2	Settlement Agreement and Mutual General Release dated as of August 31, 2021, by and among Remark Holdings, Inc., KanKan Limited, China Branding Group Limited (In Official Liquidation), acting by and through its joint official liquidators.	8-K	09/07/21	10.1
10.3	Securities Purchase Agreement dated September 27, 2021, between Remark Holdings, Inc. and the purchasers signatory thereto.	8-K	09/30/21	10.1
10.4	Registration Rights Agreement dated September 27, 2021, between Remark Holdings, Inc. and the purchasers signatory thereto.	8-K	09/30/21	10.2
10.5	Financial Advisor Agreement dated September 27, 2021, between Remark Holdings, Inc. and A.G.P./Alliance Global Partners.	8-K	09/30/21	10.3
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2021 and 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

Table of Contents	46	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	November 15, 2021	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	47	Financial Statement Index