Form 10-K
period 2021-12-31
REMARK HOLDINGS, INC.
filed 2022-03-31
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2021, the aggregate market value of our voting and non-voting common equity held by non-affiliates was $175.0 million.

As of March 28, 2022, a total of 105,157,769 shares of our common stock were outstanding.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The matters discussed in this Annual Report on Form 10-K (this “Form 10-K”) include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, “our”). You will find forward-looking statements principally in the sections entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements are identifiable by words or phrases indicating that Remark or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should,” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that we are “positioned” for a particular result, or similarly-stated expectations. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report or such other report, release, presentation, or statement.

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

PART I

ITEM 1.    BUSINESS

OVERVIEW

Remark Holdings, Inc. and its subsidiaries (“Remark”, “we”, “us”, or “our”), and the variable-interest entities (“VIEs”) that Remark consolidates, constitute a diversified global technology business with leading artificial intelligence (“AI”) and data-analytics, as well as a portfolio of digital media properties.

Our innovative artificial intelligence (“AI”) and data analytics solutions continue to gain worldwide awareness and recognition through comparative testing, product demonstrations, media exposure, and word of mouth. We continue to see positive responses and increased acceptance of our software and applications in a growing number of industries. We intend to expand our business in three major regions, Asia-Pacific, North America, and Europe. The Asia-Pacific region has a fast-growth AI market with significant opportunities for our solutions. In North America, primarily in the United States, and in Europe, we see robust demand for AI products and solutions in a growing number of industries, including potential growth opportunities particularly in the workplace, schools, transportation and public safety markets, as well as economic and geopolitical conditions, particularly in international markets, could adversely affect our business. We continue to pursue large business opportunities where we can quickly deploy our software solutions in the market segments we have identified, in which we may face a number of large, well-known competitors.

Our corporate headquarters and U.S. operations are based in Las Vegas, Nevada, and we also maintain operations in London, England and Shanghai, China. The operations of the VIEs are headquartered in Chengdu, China with additional operations in Hangzhou. Our common stock, par value $0.001 per share, is listed on the NASDAQ Capital Market under the ticker symbol MARK.

OUR BUSINESS

Corporate Structure

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

We fund the registered capital and operating expenses of the VIEs on behalf of the shareholders of the VIEs by making advances to the VIEs. We believe that we are the primary beneficiary of the VIEs because the contractual arrangements governing the relationship between the VIEs and our WFOE, which include an exclusive call option agreement, exclusive business cooperation agreement, a proxy agreement and an equity pledge agreement, enable us to (i) exercise effective control over the VIEs, (ii) receive substantially all of the economic benefits of the VIEs, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIEs to the extent permitted by Chinese laws. Because these contractual arrangements with the VIEs provide us with the power to direct the activities of the VIEs, for accounting purposes we are the primary beneficiary of the VIEs and we have consolidated the financial results of the VIEs in our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

Table of Contents	1

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

The following diagram illustrates our corporate structure, including our significant subsidiaries, and the relationship between our WFOE and the VIEs as of the date of this Form 10-K. The diagram omits certain entities which are immaterial to our results of operations and financial condition. Equity interests depicted in this diagram are 100% owned. The relationships between each of Chengdu Remark Technology Co., Ltd., Hangzhou Shufeng Technology Co., Ltd., Remark Data Technology Co., Ltd. and Bonet (Beijing) Technology LLC, which constitute the VIEs, on the one hand, and KanKan Technology (Shanghai) Co., Ltd., our WFOE, on the other hand, as illustrated in the following diagram are governed by contractual arrangements and do not constitute equity ownership.

Table of Contents	2

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

Table of Contents	3

The contractual arrangements may not be as effective as direct ownership in providing operational control and we face contractual exposure in such arrangements. For instance, the VIEs and their shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. The shareholders of the VIEs may not act in the best interests of our Company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIEs. In the event that the VIEs or their shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. In addition, even if legal actions are taken to enforce such arrangements, there is uncertainty as to whether Chinese courts would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

We are subject to certain legal and operational risks associated with having a significant portion of our operations in China. Chinese laws and regulations governing our current business operations, including the enforcement of such laws and regulations, are sometimes vague and uncertain and can change quickly with little advance notice. The Chinese government may intervene or influence our operations and the operations of the VIEs at any time and may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significant limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or become worthless. Recently, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of variable interest entities, data security and anti-monopoly concerns. As of the date of this Form 10-K, neither we nor the VIEs have been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor has any of them received any inquiry, notice or sanction. As of the date of this Form 10-K, no relevant laws or regulations in China explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) for any securities listing. As of the date of this Form 10-K, neither we nor the VIEs have received any inquiry, notice, warning or sanctions regarding our planned overseas listing from the CSRC or any other Chinese governmental authorities relating to securities listings. However, since these statements and regulatory actions are newly published, official guidance and related implementation rules have not been issued. It is highly uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange.

As of the date of this Form 10-K, we and the VIEs are not required to seek permissions from the CSRC, the Cyberspace Administration of China (the “CAC”), or any other entity that is required to approve of the operations of the VIEs. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIEs or any securities listing.

Business Model

We currently earn the majority of our revenue from sales of AI-based products and services. Excluding general and administrative expense, the primary costs we incur to earn the revenue described above include:

•software development costs, including licensing costs for third-party software

•cost of equipment related to customized AI products

•costs associated with marketing our brands

AI Business

Through the proprietary data and AI software platform we co-developed with one of the VIEs, our Remark AI business in the U.S. and the KanKan AI business operated by the VIEs in the Asia-Pacific region generate revenue by delivering AI-based computer vision products, computing devices and software-as-a-service solutions for businesses in many industries. In addition to the other work that we and the VIEs have ramped up, we and the VIEs continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe keeps us among the leaders

Table of Contents	4

in technology development. Our research team continues to participate in various computer vision competitions at which it wins or ranks near or at the top.

We continue to market Remark AI’s innovative AI-based solutions to customers in the retail, urban life cycle and workplace and food safety markets. We have also begun to expand our AI-based safety solutions to railway customers in the transportation market.

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

Railway Safety Solutions. In railway settings, our product known as the Smart Sentry uses the SSP (safety and security platform) software, a specialized version of the software platform we developed with one of the VIEs, to provide intrusion-detection capabilities that allow customers to monitor railroad tracks, rail yards and other sensitive areas around the clock, in all weather conditions and at varying distances. The Smart Sentry, which customers can deploy as an individual unit or as a system of units, detects when pedestrians or vehicles are crossing a railway or entering the railway tracks as a train is approaching, and then alerts customer personnel to the situation so action can be taken to prevent hazardous incidents from happening. When deployed in multiple-unit systems, each Smart Sentry unit works in concert with the other units to relay warnings that give train operators sufficient time to respond to the track intrusions from miles away. Using the Smart Sentry’s high-end cameras and other hardware, the SSP also gathers and analyzes data on railway traffic and weather conditions along various railways to provide valuable, actionable information to railway personnel. In the near future, we expect to add more safety features to Smart Sentry, such as the ability to detect worn or otherwise damaged track and the ability to identify stationary obstacles like fallen rocks or trees.

Biosafety Solutions. With help from one of the VIEs, we repurposed and improved our existing urban life cycle solution that we were selling to make schools in China “smart” schools to build a product line of high-quality, highly-effective thermal imaging solutions that leverage our innovative software.

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

Table of Contents	5

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

Other Businesses

In 2009, we co-founded a U.S.-based venture, Sharecare, Inc. (“Legacy Sharecare”), to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Legacy Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television.

On July 1, 2021, Legacy Sharecare completed a business combination with Falcon Capital Acquisition Corp., a special purpose acquisition company, as a result of which the common stock of the surviving entity of such business combination (“New Sharecare”) became listed on the Nasdaq Stock Market LLC. In connection with the completion of such business combination, the shares of common stock of Legacy Sharecare that we held immediately prior to the business combination converted into cash and approximately 9.4 million shares of common stock of New Sharecare. We do not maintain a seat on the board of directors of New Sharecare.

We continue to evaluate opportunities to monetize and maximize the value of this asset for our shareholders. In addition to Data Platform Services revenue from our AI business, activities such as online merchandise sales generated from Bikini.com, our e-commerce website selling swimwear and accessories in the latest styles, also contributed to our consolidated revenue in the current-year and prior-year periods, while advertising also contributed to revenue.

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

Intellectual Property

We rely upon trademark, copyright and trade secret laws in various jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brands. The VIEs we consolidate own 33 copyright registrations and nine AI-related patents, they have 27 AI-related patents pending in China and they are preparing several additional patent applications to file in China.

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

Table of Contents	6

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

Transfer of Cash or Assets

Dividend Distributions

As of the date of this Form 10-K, none of our subsidiaries or any of the consolidated VIEs have made any dividends or distributions to our Company.

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

Table of Contents	7

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

Third, the Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from profits, if any

Employees

We employed 74 people as of March 28, 2022, all of which are full-time employees.

ADDITIONAL INFORMATION

We were originally incorporated in Delaware in March 2006 as HSW International, Inc., we changed our name to Remark Media, Inc. in December 2011, and as our business continued to evolve, we changed our name to Remark Holdings, Inc. in April 2017.

As soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC, we provide free access through our website (www.remarkholdings.com) to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of

Table of Contents	8

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

ITEM 1A.    RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this Form 10-K, including our consolidated financial statements and notes thereto, before deciding whether to invest in our common stock. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risk Factor Summary:

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

•We rely on contractual arrangements with the VIEs and their shareholders for a significant portion of our business operations. These arrangements may not be as effective as direct ownership in providing operational control. Any failure by the VIEs or their shareholders to perform their obligations under such contractual arrangements would have a material and adverse effect on our business.

•If the Chinese government determines that the contractual arrangements constituting part of the VIE structure do not comply with Chinese regulations, or if these regulations change or are interpreted differently in the future, our common stock may decline in value or become worthless if we are unable to assert our contractual control rights over the assets of the VIEs that constitute a significant portion of our operations.

•The shareholders of the VIEs may have actual or potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

•The contractual arrangements with the VIEs may be subject to scrutiny by China’s tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and therefore substantially reduce our consolidated net income and the value of your investment.

•Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions, could have a material adverse effect on our business and operations and the value of our common stock.

•Uncertainties with respect to the Chinese legal system could adversely affect us.

•Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the Public Company Accounting Oversight Board determines that it cannot inspect or fully investigate our auditors, and as a result, Nasdaq may determine to delist our securities.

•Delays in collecting amounts receivable arising from our KanKan business in China could negatively impact our results of operations and cash flows.

•The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business and financial results.

•The artificial intelligence market is new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our AI platform.

•Laws and regulations concerning data privacy are continually evolving. Failure to comply with these laws and regulations could harm our business.

Table of Contents	9

•Our continuous access to publicly-available data and to data from partners may be restricted, disrupted or terminated, which would restrict our ability to develop new products and services, or to improve existing products and services, which are based upon our AI platform.

•Our AI software and our application software are highly technical and run on very sophisticated third-party hardware platforms. If such software or hardware contains undetected errors, our AI solutions may not perform properly and our business could be adversely affected.

•The successful operation of our AI platform will depend upon the performance and reliability of the Internet infrastructure in China.

•Our outstanding senior secured loan agreements contain certain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

•Our failure to meet the continued listing requirements of the Nasdaq Stock Market could result in a de-listing of our common stock.

•Our failure to timely obtain effectiveness of our resale registration statement has resulted in the imposition of liquidated damages and could restrict our ability to raise capital.

•Our products and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

•Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

•We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.

•We face intense competition from larger, more established companies, and we may not be able to compete effectively, which could reduce demand for our services.

•If we do not effectively manage our growth, our operating performance will suffer and our financial condition could be adversely affected.

•We have a history of operating losses and we may not generate sufficient revenue to support our operations.

•We may not have sufficient cash to repay our outstanding senior secured indebtedness.

•Our independent registered public accounting firm’s reports for the fiscal years ended December 31, 2021 and 2020 have raised substantial doubt regarding our ability to continue as a “going concern.”

•We continue to evolve our business strategy and develop new brands, products and services, and our future prospects are difficult to evaluate.

•Our stock price has fluctuated considerably and is likely to remain volatile, and various factors could negatively affect the market price or market for our common stock.

•The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

•A significant number of additional shares of our common stock may be issued under the terms of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

•Provisions in our corporate charter documents and under Delaware law could make an acquisition of Remark more difficult, which acquisition may be beneficial to stockholders.

Table of Contents	10

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

We have relied on contractual arrangements with the VIEs to operate our business in China. The revenues contributed by the VIEs constituted a majority of our total revenues for the fiscal years ended December 31, 2020 and 2021.

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

In the event that the VIEs or their shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. For example, if the shareholders of a VIE refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they otherwise act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in the VIEs, our ability to exercise shareholders’ rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of the VIEs and third parties were to impair our control over the VIEs, our ability to consolidate the financial results of the VIEs would be affected, which would in turn result in a material adverse effect on our business, operations and financial condition.

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

Recently, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to variable interest entities. These recent statements indicate an intent by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. As of the date of this Form 10-K, there are no relevant laws or regulations in China that prohibit our Company or any of our subsidiaries from listing or offering securities in the United States. However, since these statements and regulatory actions by the Chinese government are newly published, official guidance and related implementation rules have not been issued. Future action taken by the Chinese government could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our common stock to significantly depreciate or become worthless. In addition, although we believe that our corporate structure and the VIE contractual arrangements comply with current applicable Chinese laws and regulations, in the event that the Chinese government determines that the contractual arrangements constituting part of the VIE structure do not comply with Chinese regulations, or if these regulations change or are interpreted differently in the future, we may be unable to assert our contractual control rights over the assets of the VIEs, and our common stock may decline in value or become worthless.

The shareholders of the VIEs may have actual or potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

As of the date of this Form 10-K, we are not aware of any conflicts between the shareholders of the VIEs and us. However, the shareholders of the VIEs may have actual or potential conflicts of interest with us in the future. These shareholders may

Table of Contents	11

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

If we or any of the VIEs are found to be in violation of any existing or future China laws, rules or regulations, or if we fail to obtain or maintain any of the required permits or approvals, the relevant China regulatory authorities would have broad discretion to take action in dealing with these violations or failures, including revoking the business and operating licenses of the VIEs, requiring us to discontinue or restrict our operations, restricting our right to collect revenue, blocking one or more of our websites, requiring us to restructure our operations or taking other regulatory or enforcement actions against us. The imposition of any of these measures could result in a material adverse effect on our ability to conduct all or any portion of our business operations. In addition, it is unclear what impact Chinese government actions would have on us and on our ability to consolidate the financial results of any of the VIEs in our consolidated financial statements, if Chinese governmental authorities were to find our legal structure and contractual arrangements to be in violation of Chinese laws, rules and regulations. If the imposition of any governmental actions causes us to lose our right to direct the activities of any of the VIEs or otherwise separate from any of these entities, and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of the VIEs in our consolidated financial statements. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

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

Table of Contents	12

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to reduction in demand for our services and adversely affect our competitive position. The COVID-19 pandemic had a severe and negative impact on the Chinese and global economies in 2020 and 2021. Whether this will lead to a prolonged downturn in the economy is still unknown. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

Furthermore, our Company, our subsidiaries, the VIEs and our investors may face uncertainty about future actions by the government of China that could significantly affect the VIEs’ financial performance and operations, including the enforceability of the VIE contractual arrangements. Chinese laws and regulations, including the enforcement of such laws and regulations, can change quickly with little advance notice. The Chinese government may intervene or influence our operations and the operations of the VIEs at any time and may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our securities. As of the date of this Form 10-K, neither our Company nor any of the VIEs has received or was denied permission from Chinese authorities to list on U.S. exchanges or conduct U.S. securities offerings. However, there is no guarantee that our Company or the VIEs will receive or not be denied permission from Chinese authorities to list on U.S. exchanges or conduct U.S. securities offerings in the future. China’s economic, political and social conditions, as well as interventions and influences of any government policies, laws and regulations are uncertain and could have a material adverse effect on our business.

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

Table of Contents	13

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the Public Company Accounting Oversight Board determines that it cannot inspect or fully investigate our auditors, and as a result, Nasdaq may determine to delist our securities.

The Holding Foreign Companies Accountable Act (the “HFCA Act”) was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the Public Company Accounting Oversight Board (the “PCAOB”) for three consecutive years beginning in 2021, the SEC shall prohibit such shares from being traded on a national securities exchange or in the over the counter trading market in the United States.

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

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the board of directors of a company is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the PCAOB issued a report on its determination that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by Chinese and Hong Kong authorities in those jurisdictions. The PCAOB has made such determination as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our current auditor has been inspected by the PCAOB on a regular basis, and it is therefore not subject to the determination announced by the PCAOB on December 16, 2021. However, if the PCAOB is unable to inspect the work papers of our accounting firm in the future, such lack of inspection could cause trading in our common stock to be prohibited under the HFCA Act, and as a result, an exchange may determine to delist our common stock. The delisting and the cessation of trading of our common stock, or the threat of our common stock being delisted and prohibited from being traded, may materially and adversely affect the value of your investment.

These recent developments may result in prohibitions on the trading of our common stock on the Nasdaq Capital Market, if our auditors fail to meet the PCAOB inspection requirement in time.

Delays in collecting amounts receivable arising from our KanKan business in China could negatively impact our results of operations and cash flows.

Generally, Chinese customers tend to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce, while contracts in China can lack the specificity regarding timing of collection that current accounting rules in the U.S. require to record revenue from contracts with customers. The combination of longer collection times and lack of contract specificity regarding timing of collection could result in higher amounts of bad debt expense, less revenue recorded in any particular period and mismatches between the timing of our cash needs and the timing of our cash inflows that could negatively affect our reported results of operations and harm relationships with our vendors, which in turn could harm our business.

Risks Relating to Our Business and Industry

Table of Contents	14

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

•significant decline in the debt and equity markets, thus impacting our ability to conduct financings on terms acceptable to us; and

•the rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges. Preventative measures implemented by governmental authorities in China, such as travel restrictions, shelter-in-place orders and business closures, could significantly impact the ability of our employees and vendors to work productively. In addition, the changed environment under which we are operating could have an impact on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner.

The extent of any ongoing impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of any outbreaks related to new variants of COVID-19, the length of the travel restrictions and business closures imposed by domestic and foreign governments, all of which can be highly uncertain and cannot be predicted. Though improving somewhat, the situation continues to evolve and additional impacts may arise that we are not aware of currently.

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

Our business involves collecting and retaining certain internal and external data and information including that of our customers and suppliers and third parties. The integrity and protection of such information and data are crucial to us and our business. Owners of such data and information expect that we will adequately protect their personal information. We are required by applicable privacy and data protection laws in the U.S. and internationally to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

Table of Contents	15

Our failure to comply with existing privacy or data protection laws and regulations could increase our costs, force us to change or limit the features of our AI solutions or result in proceedings or litigation against us by governmental authorities or others, any or all of which could result in significant fines or judgments against us, result in damage to our reputation, and result in negative effects on our financial condition and results of operations. Even if concerns raised by regulators, the media, or consumers about our privacy and data protection or consumer protection practices are unfounded, we could suffer damage to our reputation that causes significant negative effects on our financial condition and results of operations.

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

For example, in the U.S., the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020 and applies to processing of personal information of California residents. Other states, including Nevada, have enacted or are considering similar privacy or data protection laws that may apply to us. The U.S. government, including the Federal Trade Commission and the Department of Commerce, also continue to review the need for greater or different regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the U.S. Congress is considering a number of legislative proposals to regulate in this area. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. For example, the GDPR became effective on May 25, 2018. GDPR would apply to us should we expand our AI business into member countries of the EU. Violations of the GDPR may result in significant penalties, and countries in the EU are still enacting national laws that correspond to certain portions of the GDPR.

In China, the PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained in performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC (the “Cyber Security Law”), which became effective on June 1, 2017. Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

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

In July 2021, the CAC and other related authorities released the draft amendment to the Cybersecurity Review Measures for public comments through July 25, 2021. The draft amendment proposes the following key changes:

•companies who are engaged in data processing are also subject to the regulatory scope;

Table of Contents	16

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

Currently, the draft amendment has been released for public comment only, and its implementation provisions and anticipated adoption or effective date remains substantially uncertain and may be subject to change. If the draft amendment is adopted into law in the future, we may become subject to enhanced cybersecurity review. Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this Form 10-K, neither we nor any of the VIEs have been subject to heightened regulatory scrutiny with respect to cybersecurity matters, nor have we or any of the VIEs been informed by any Chinese governmental authority of any requirement that we file for a cybersecurity review. However, if we are deemed to be a critical information infrastructure operator or a company that is engaged in data processing and holds personal information of more than one million users, we could be subject to Chinese cybersecurity review.

As there remains significant uncertainty in the interpretation and enforcement of relevant Chinese cybersecurity laws and regulations, we could be subject to cybersecurity review, and if so, we may not be able to pass such review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by Chinese regulators in the future. As of the date of this Form 10-K, neither we nor any of the VIEs have been involved in any investigations on cybersecurity review initiated by the CAC or any other Chinese regulatory authority, nor have we or any of the VIEs received any inquiry, notice or sanction in such respect. We believe that we are in compliance with the aforementioned regulations and policies that have been issued by the CAC.

On June 10, 2021, the Standing Committee of the National People’s Congress of China (the “SCNPC”) promulgated the PRC Data Security Law, which will take effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

As of the date of this Form 10-K, we do not expect that the current Chinese laws on cybersecurity or data security, or that the PIPL would have a material adverse impact on our business operations. However, as uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we will comply with such regulations in all respects and we may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities.

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

Table of Contents	17

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

Our outstanding senior secured loan agreements contain certain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

On December 3, 2021, we entered into senior secured loan agreements (the “Mudrick Loan Agreements”) with certain of our subsidiaries as guarantors (the “Guarantors”) and certain institutional lenders affiliated with Mudrick Capital Management, LP (collectively, “Mudrick”), pursuant to which the Mudrick extended credit to us consisting of term loans in the principal amount of $30.0 million (the “Mudrick Loans”). The Mudrick Loans require us to satisfy various covenants, including using the proceeds from borrowings under the Mudrick Loans for general corporate purposes in a manner consistent with the identified use of proceeds previously disclosed by us to Mudrick. The Mudrick Loans also contain restrictions on our abilities to engage in certain transactions without Mudrick’s consent, and may limit our ability to respond to changing business and economic conditions. The restrictions include, among other things, limitations on our ability and the ability of our subsidiaries to:

•change its name or corporate form or jurisdiction of organization;

•merge with another entity (other than an affiliate of Mudrick),consolidate, or sell or dispose of any material portion of our assets;

•sell, lease, license, convey, assign (by operation of law or otherwise), exchange or otherwise voluntarily or involuntarily transfer or dispose of any interest in any of its assets (other than upon receipt of fair consideration for

Table of Contents	18

obsolete assets, trade-ins and disposition, sales or licenses in the ordinary course of business) or any portion thereof or encumber, or hypothecate, or create, incur or permit to exist any pledge, mortgage, lien, security interest, charge, encumbrance or adverse claim upon or other interest in or with respect to any of its assets (other than permitted liens); and

•directly or indirectly enter into or permit to exist any transaction with any of our affiliates (other than a wholly-owned subsidiary).

Our failure to meet the continued listing requirements of the Nasdaq Stock Market could result in a de-listing of our common stock.

On February 25, 2022, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for a period of 30 consecutive business days, the bid price of our common stock closed below the minimum of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until August 24, 2022, to regain compliance with the minimum bid price requirement. If, at any time during the 180-day grace period, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, we will have regained compliance and Nasdaq will provide us with written confirmation of such.

If we fail to regain compliance before August 24, 2022, but meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, we may be eligible for additional time to regain compliance with the minimum bid price requirement.
Our common stock will continue to be listed and traded on the Nasdaq Capital Market during the 180-day grace period, subject to our compliance with the other continued listing requirements of the Nasdaq Capital Market.

However, there can be no assurance that we will regain compliance before August 24, 2022. Even if we re-gain compliance, there can be no assurance that we will be able to continue to satisfy our continued listing requirements of the Nasdaq Capital Market going forward. Our failure to meet the continued listing requirements could result in a de-listing of our common stock. The de-listing could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, customers and employees and potential loss of business development opportunities. The de-listing from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

Thus, although we may take actions to regain our compliance with Nasdaq's listing requirements, we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq's listing requirements.

Our failure to timely obtain effectiveness of our resale registration statement has resulted in the imposition of liquidated damages and could restrict our ability to raise capital.

On September 27, 2021, we entered into a securities purchase agreement (the “Armistice Purchase Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice Capital”) pursuant to which we issued 4,237,290 shares of our common stock at a purchase price of $1.18 per share together with warrants to purchase as many as 4,237,290 shares of our common stock at an exercise price of $1.35 per share, subject to certain customary anti-dilution adjustments (the “Armistice Warrants”).

In connection with our entry into the Armistice Purchase Agreement, we also entered into a registration rights agreement with Armistice Capital, pursuant to which we are obligated to file one or more registration statements, as necessary, to register under the Securities Act of 1933, as amended, the resale of the shares we issued to Armistice Capital and the shares underlying the Armistice Warrants (collectively, the “Armistice Registrable Securities”) and to obtain effectiveness of such registration statement no later than 90 days following September 27, 2021. While we have filed a registration statement to register the resale of the Armistice Registrable Securities (the “Armistice Resale Registration Statement”), we are currently in a comment letter process with the SEC staff with respect to such registration statement. The SEC has broad discretion to determine whether any registration statement we file will be declared effective and may delay or deny the effectiveness of any such registration statement for a variety of reasons. Our ability to have declared effective by the SEC the Armistice Resale Registration

Table of Contents	19

Statement will depend upon our ability to resolve the comments raised by the SEC. No assurance can be given as to when the Armistice Resale Registration Statement will become effective. As a result of the inability to obtain effectiveness of the Armistice Resale Registration Statement within the time period required by the Armistice Registration Rights Agreement, we have begun to pay liquidated damages to Armistice Capital pursuant to the provisions of the Armistice Registration Rights Agreement. We are required to continue to pay such liquidated damages (subject to a cap of $1.0 million) until such time as the SEC has declared the Armistice Resale Registration Statement effective or until our registration obligations in the Armistice Registration Rights Agreement terminate. In addition, the Armistice Purchase Agreement restricts us from issuing additional shares of our common stock, or securities convertible into or exercisable or exchangeable for shares of common stock, for a period of 90 days following the date of effectiveness of the Armistice Resale Registration Statement, subject to certain exceptions, and restricts us from conducting an “at-the-market” offering for a period of 180 days following the date of effectiveness of the Armistice Resale Registration Statement. Such restrictions on our ability to raise capital through an equity offering could adversely affect our business and financial condition.

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

Table of Contents	20

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

Table of Contents	21

Risks Relating to our Company

We have a history of operating losses and we may not generate sufficient revenue to support our operations.

During the year ended December 31, 2021, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $(333.0) million.

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

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions (in particular, as a result of the COVID-19 pandemic, global supply chain disruptions, inflation and other cost increases, and the geopolitical conflict in Ukraine) will play primary roles in determining whether we can successfully obtain additional capital. We cannot be certain that we will be successful at raising capital, whether in an equity financing, debt financing, or by divesting of certain assets or businesses, on commercially reasonable terms, if at all. In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

We may not have sufficient cash to repay our outstanding senior secured indebtedness.

As of March 28, 2022, $26.3 million of aggregate principal remained outstanding under the Mudrick Loans, which will be due and payable in full on July 31, 2022. Our available cash and other liquid assets, including the current value of our common stock in New Sharecare, are currently not sufficient to pay such obligations in full. If we do not pay the Mudrick Loans in full on the scheduled maturity date, Mudrick will have available to them all rights under the Mudrick Loan Agreements and applicable law, which include, without limitation, foreclosing on the collateral securing the Mudrick Loans. Mudrick’s exercise of any such rights could have a material adverse effect on our financial condition.

Our independent registered public accounting firm’s reports for the fiscal years ended December 31, 2021 and 2020 have raised substantial doubt regarding our ability to continue as a “going concern.”

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Table of Contents	22

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

Table of Contents	23

Risks Relating to Our Common Stock

Our stock price has fluctuated considerably and is likely to remain volatile, and various factors could negatively affect the market price or market for our common stock.

The trading price of our common stock has been and may continue to be volatile. From January 1, 2020, through March 28, 2022, the high and low sales prices for our common stock were $6.70 and $0.25, respectively. The trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of March 28, 2022, we had outstanding stock options allowing for the purchase of as many as approximately 15.3 million shares of common stock. Also outstanding were warrants we issued as part of the consideration for our acquisition of assets of China Branding Group Limited (the “CBG Acquisition” and such warrants, the “CBG Acquisition Warrants”), providing for the right to purchase 40,000 shares of common stock at a per-share exercise price of $10.00 and warrants we issued in connection with a settlement of a legal proceeding we filed arising from the CBG Acquisition providing for the right to purchase 5,710,000 shares of common stock at a per-share exercise price of $6.00 (the “CBG Settlement Warrants”). The CBG Acquisition Warrants and CBG Settlement Warrants are exercisable on a cashless basis only, such that they cannot be exercised for the entire amount of shares purchasable under the warrants, and they effectively cannot be exercised to purchase shares of common stock unless the applicable market value of the common stock exceeds the applicable exercise price under the terms thereof.

We also have outstanding Armistice Warrants to purchase as many as 4,237,290 shares of our common stock at an exercise price of $1.35 per share, and warrants to purchase as many as an aggregate of 127,118 shares of our common stock at an exercise price of $1.35 per share (the “Financial Advisor Warrants”), which we issued to A.G.P./Alliance Global Partners (“A.G.P.”) and its designees pursuant to the terms of a financial advisor agreement (the “Financial Advisor Agreement”) we entered into with A.G.P. in connection with the Armistice Purchase Agreement.

The Armistice Warrants are immediately exercisable and will expire on the five-year anniversary of the date of effectiveness of the resale registration statement we filed to register, among other things, the shares of common stock issuable upon exercise of the Armistice Warrants. However, we are prohibited from effecting an exercise of the Armistice Warrants, and the holder thereof will not have the right to exercise any portion of such warrants, to the extent that, as a result of such exercise, the warrant holder would beneficially own more than 4.99% of the outstanding shares of our common stock immediately after giving effect to the issuance of shares of issuable upon exercise of the Armistice Warrants. The Financial Advisor Warrants are immediately exercisable and will expire on the five-year anniversary of the date of issuance.

The issuance of common stock pursuant to the warrants described above would substantially dilute the proportionate ownership and voting power of existing stockholders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

Table of Contents	24

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

We conduct our operations primarily from office space located in Las Vegas, Nevada, and Chengdu, China. The locations are leased pursuant to agreements expiring in March 2023 and September 2022, respectively. We also lease support offices in Shanghai and Hangzhou, China and in the Greater London region in England.

ITEM 3.    LEGAL PROCEEDINGS

For information related to legal proceedings, see Note 14 in the Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the NASDAQ Capital Market under the symbol MARK.

Table of Contents	25

HOLDERS OF COMMON STOCK

We had 74 holders of record of our common stock as of March 28, 2022.

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

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021 in conjunction with our consolidated financial statements and notes thereto set forth in Part II, Item 8 of this Form 10-K. Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this Form 10-K.

OVERVIEW

We and the VIEs that we consolidate constitute a diversified global technology business with leading AI and data-analytics, as well as a portfolio of digital media properties.

Corporate Structure

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

We fund the registered capital and operating expenses of the VIEs on behalf of the shareholders of the VIEs by making advances to the VIEs. We believe that we are the primary beneficiary of the VIEs because the contractual arrangements governing the relationship between the VIEs and our WFOE, which include an exclusive call option agreement, exclusive business cooperation agreement, a proxy agreement and an equity pledge agreement, enable us to (i) exercise effective control over the VIEs, (ii) receive substantially all of the economic benefits of the VIEs, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIEs to the extent permitted by Chinese laws. Because these contractual arrangements with the VIEs provide us with the power to direct the activities of the VIEs, for

Table of Contents	26

accounting purposes we are the primary beneficiary of the VIEs and we have consolidated the financial results of the VIEs in our consolidated financial statements in accordance with U.S. GAAP.

The agreements governing the VIE contractual arrangements have not been tested in a court of law. However, an article published in China Business Law Journal indicated that a China International Economic and Trade Arbitration Commission Shanghai tribunal ruled in 2010 and 2011 in two related cases involving the contractual arrangement of an online game operating company that the contractual arrangement was void on the grounds that such arrangement violated the mandatory administrative regulations prohibiting foreign investors from investing in the online game operation business and constituted “concealing illegal intentions with a lawful form.” According to publicly available information, while the agreements entered into by the parties in the aforementioned CIETAC cases are typical VIE agreements, the PRC domestic company involved in such cases was mainly engaged in online game operation. Although the PRC foreign investment regime restricts or prohibits foreign investment in certain industries, online game operation is one of few industries where there are rules specifically prohibiting foreign investors from controlling and participating in the business indirectly through contractual or technical support arrangements. Though the agreements in the CIETAC cases are similar to our contractual arrangements with the VIEs, we and the VIEs do not operate in the online game operation industry and, to our knowledge, the business conducted by the VIEs is not prohibited from investment from foreign investors in China. We also note that the rulings in the CIETAC cases are not binding on Chinese courts or other arbitration tribunals.

The following diagram illustrates our corporate structure, including our significant subsidiaries, and the relationship between our WFOE and the VIEs as of the date of this Form 10-K. The diagram omits certain entities which are immaterial to our results of operations and financial condition. Equity interests depicted in this diagram are 100% owned. The relationships between each of Chengdu Remark Technology Co., Ltd., Hangzhou Shufeng Technology Co., Ltd., Remark Data Technology Co., Ltd. and Bonet (Beijing) Technology LLC, which constitute the VIEs, on the one hand, and KanKan Technology (Shanghai) Co., Ltd., our WFOE, on the other hand, as illustrated in the following diagram are governed by contractual arrangements and do not constitute equity ownership.

Table of Contents	27	Financial Statement Index

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

Table of Contents	28	Financial Statement Index

The contractual arrangements may not be as effective as direct ownership in providing operational control and we face contractual exposure in such arrangements. For instance, the VIEs and their shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. The shareholders of the VIEs may not act in the best interests of our Company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIEs. In the event that the VIEs or their shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. In addition, even if legal actions are taken to enforce such arrangements, there is uncertainty as to whether Chinese courts would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

Risks of Doing Business in China

We are subject to certain legal and operational risks associated with having a significant portion of our operations in China. Chinese laws and regulations governing our current business operations, including the enforcement of such laws and regulations, are sometimes vague and uncertain and can change quickly with little advance notice. The Chinese government may intervene or influence our operations and the operations of the VIEs at any time and may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significant limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or become worthless. Recently, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of variable interest entities, data security and anti-monopoly concerns. As of the date of this Form 10-K, neither we nor the VIEs have been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor has any of them received any inquiry, notice or sanction. As of the date of this Form 10-K, no relevant laws or regulations in China explicitly require us to seek approval from the CSRC for any securities listing. As of the date of this Form 10-K, neither we nor the VIEs have received any inquiry, notice, warning or sanctions regarding our planned overseas listing from the CSRC or any other Chinese governmental authorities relating to securities listings. However, since these statements and regulatory actions are newly published, official guidance and related implementation rules have not been issued. It is highly uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange.

As of the date of this 10-K, we and the VIEs are not required to seek permissions from the CSRC, the CAC, or any other entity that is required to approve of the operations of the VIEs. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIEs or any securities listing.

Transfer of Cash or Assets

Dividend Distributions

As of the date of this Form 10-K, none of our subsidiaries or any of the consolidated VIEs have made any dividends or distributions to us.

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

Table of Contents	29	Financial Statement Index

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

AI Business

Through the proprietary data and AI software platform we co-developed with one of the VIEs, our Remark AI business in the U.S. and the KanKan AI business operated by the VIEs in the Asia-Pacific region generate revenue by delivering AI-based computer vision products, computing devices and software-as-a-service solutions for businesses in many industries. In addition to the other work that we and the VIEs have ramped up, we and the VIEs continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe keeps us among the leaders in technology development. Our research team continues to participate in various computer vision competitions at which it wins or ranks near or at the top.

We continue to market Remark AI’s innovative AI-based solutions to customers in the retail, urban life cycle and workplace and food safety markets. We have also begun to expand our AI-based safety solutions to railway customers in the transportation market.

Table of Contents	30	Financial Statement Index

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

Railway Safety Solutions. In railway settings, our product known as the Smart Sentry uses the SSP (safety and security platform) software, a specialized version of the software platform we developed with one of the VIEs, to provide intrusion-detection capabilities that allow customers to monitor railroad tracks, rail yards and other sensitive areas around the clock, in all weather conditions and at varying distances. The Smart Sentry, which customers can deploy as an individual unit or as a system of units, detects when pedestrians or vehicles are crossing a railway or entering the railway tracks as a train is approaching, and then alerts customer personnel to the situation so action can be taken to prevent hazardous incidents from happening. When deployed in multiple-unit systems, each Smart Sentry unit works in concert with the other units to relay warnings that give train operators sufficient time to respond to the track intrusions from miles away. Using the Smart Sentry’s high-end cameras and other hardware, the SSP also gathers and analyzes data on railway traffic and weather conditions along various railways to provide valuable, actionable information to railway personnel. In the near future, we expect to add more safety features to Smart Sentry, such as the ability to detect worn or otherwise damaged track and the ability to identify stationary obstacles like fallen rocks or trees.

Biosafety Solutions. With help from one of the VIEs, we repurposed and improved our existing urban life cycle solution that we were selling to make schools in China “smart” schools to build a product line of high-quality, highly-effective thermal imaging solutions that leverage our innovative software.

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

Table of Contents	31	Financial Statement Index

Other Businesses

In addition to our AI and data analytics solutions, we maintain a digital media portfolio which, in addition to operating businesses, includes an approximately 2.8 percent ownership in the issued stock of Sharecare, an established health and wellness platform with more than 100 million users. We continue to evaluate opportunities to monetize and maximize the value of this asset for our shareholders. In addition to Data Platform Services revenue from our AI business, activities such as online merchandise sales generated from Bikini.com, our e-commerce website selling swimwear and accessories in the latest styles, also contributed to our consolidated revenue in the current-year and prior-year periods, while advertising also contributed to revenue.

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

Business Developments During 2021

During the 2021, we continued working to expand our biosafety business within the U.S., and though we expected to do so quickly, the rise in COVID-19 vaccination rates and significant decrease in new reported COVID-19 cases had a negative impact on demand for our AI-driven thermal imaging solutions. Also, the absence of a regulatory mandate for businesses to buy and implement solutions such as ours contributed to the substantial slowing of what originally was steady growth in our biosafety business.

We also stepped into the daily fantasy sports market during the second quarter of 2021 with our AI-driven data intelligence offering. Though our software helped our new customer reduce customer acquisition cost and increase its conversion rate, the customer has indefinitely ceased the marketing activities for which it used our data intelligence offering. We continue, however, to work with the VIEs to refine our product offering in expectation of new projects in this market going forward.

The initial outbreak of the COVID-19 pandemic impacted our business, as well as many others, and it has caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. With the spread of new variants causing renewed implementations of preventative measures including travel restrictions, closures of non-essential businesses and other quarantine measures, our business and financial results may still be adversely impacted by the COVID-19 pandemic and we are unable to predict the duration or degree of such impact with any certainty, including whether existing or new variants could lead to prolonged, more stringent or entirely new preventative measures.

The following table presents our revenue categories as a percentage of total consolidated revenue during the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
AI-based products and services	93%	95%
Advertising and other	7%	5%

Table of Contents	32	Financial Statement Index

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our results of operations and liquidity and capital resources is based upon our financial statements. We prepare our financial statements in conformity with U.S. GAAP. Certain of our accounting policies require that we apply significant judgment in determining the estimates and assumptions for calculating estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We use, in part, our historical experience, terms of existing contracts, observance of trends in the industry and information obtained from independent valuation experts or other outside sources to make our judgments. We cannot assure you that our actual results will conform to our estimates. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows.

Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the fair value of the liabilities related to certain stock warrants we issued, the fair value of stock options issued under our equity incentive plans, and the estimated cash flows we use in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

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

Table of Contents	33	Financial Statement Index

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

Table of Contents	34	Financial Statement Index

RESULTS OF OPERATIONS

The following tables summarize our operating results for the year ended December 31, 2021, and the discussion following the table explains material changes in such operating results compared to the year ended December 31, 2020.

(dollars in thousands)	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage
Revenue, including $3.8 million from China Business Partner (See Note 17)	$15,990	$10,145	$5,845	58%

Cost of revenue	11,455	6,422	5,033	78%
Sales and marketing	971	1,848	(877)	(47)%
Marketing expense (recovery) - China Business Partner activity	(1,530)	1,530	(3,060)	(200)%
Technology and development	4,692	4,142	550	13%
General and administrative	14,120	9,368	4,752	51%
Depreciation and amortization	191	308	(117)	(38)%
Impairments	—	772	(772)	(100)%

Interest expense	(2,308)	(1,342)	(966)	72%
Other income	(592)	—	(592)
Change in fair value of warrant liability	123	(1,610)	1,733	(108)%
Gain on investment in marketable securities	43,642	—	43,642
Gain on debt extinguishment	425	—	425
Gain on lease termination	—	3,582	(3,582)	(100)%
Other gain (loss)	100	(70)	170	(243)%

Revenue and Cost of Revenue. During the year ended December 31, 2021, the primary driver of the increase in revenue was the VIEs’ completion of more AI-related projects, including projects associated with the VIEs’ collaboration with an unrelated entity (the “China Business Partner”) to which one of the VIEs advanced $2.4 million in 2021, than they completed in the comparable period of 2020, resulting in $4.3 million more revenue. Our completion of an AI data intelligence project with a new customer in the U.S. also contributed $2.8 million to the increase in revenue. A decrease of approximately $1.1 million of revenue from our biosafety business partially offset the increases from the AI data intelligence project and from China.

An increase in cost of revenue resulting from the AI data intelligence project with a new customer in the U.S. was almost entirely offset by a decrease in cost of revenue resulting from the decline in demand related to our biosafety solutions, but the primary cause of the cost of revenue increase during the year ended December 31, 2021 was the VIEs’ completion of more large projects, including projects associated with the VIE’s collaboration with the China Business Partner, than they completed in the comparable period of 2020. Our recording of a reserve for inventory of $0.6 million related to our AI-related business in the U.S. also contributed to the increase in cost of revenue.

Table of Contents	35

Sales and marketing. The decrease in sales and marketing expense during the year ended December 31, 2021 resulted from changes in activity in our e-commerce business that resulted in a $0.3 million decrease in advertising and marketing, a $0.3 million decrease in miscellaneous expense not related to any ongoing business trends, and a $0.2 million decrease in payroll and benefits.

Marketing expense (recovery) - China Business Partner activity. One of the VIEs advanced approximately $1.5 million to our China Business Partner during the year ended December 31, 2020 which the VIE recorded as marketing expense because its ability to collect the amounts advanced was uncertain. As a result of the VIE’s collection, subsequent to December 31, 2021, of all amounts it advanced to the China Business Partner, the VIE recorded a recovery of marketing expense during 2021.

Technology and development. During the year ended December 31, 2021, we and the VIEs increased activities to continue to improve the biosafety product line and to develop new products, including the new Smart Sentry product that we expect will first be used by railway customers, leading to a $0.6 million increase in technology and development expense.

General and administrative. The increase in general and administrative expense during the year ended December 31, 2021 was primarily the result of a $3.5 million increase in share-based compensation resulting almost entirely from the recognition of the stock option issuances made in July 2020 for which an accounting grant date did not occur until July 2021. Also contributing to the increase was a $0.4 million rent expense increase mainly resulting from short-term rentals in Los Angeles, CA and Miami, FL, a $0.3 million increase in payroll and benefits, and a $02 million increase in insurance premiums reflective of industry-wide rate increases for most coverage types that we buy.

Impairments. During 2020, we impaired the investment in Beijing All-in-one Cloud Net Technology, Co. Ltd. made by one of the VIEs, resulting in an impairment charge of $0.4 million, and we also recorded a $0.3 million impairment of the intangible asset representing the bikini.com domain name. No impairments have been recorded during 2021.

Interest expense. We executed a note payable in February 2021 and incurred interest on such note payable through the beginning of December 2021, contributing to the increase in interest expense. In early December 2021, we executed another note payable, with a different lender, which also contributed to the increase in interest expense. Proceeds from the December 2021 note payable were used, in part, to repay the February 2021 note payable in full. The year ended December 31, 2020 included interest on debt principal that we repaid in the second quarter of 2020, resulting in a decrease in interest expense during the year ended December 31, 2021 that partially offset the increase in interest expense resulting from the new notes payable executed in 2021.

Gain on investment in marketable securities. On July 1, 2021, as the result of a business combination involving Legacy Sharecare and New Sharecare, our equity in Legacy Sharecare converted into cash and shares of publicly traded common stock of New Sharecare (see Note 7 in Notes to Consolidated Financial Statements). As a result of our ownership of publicly-traded shares, we were able to remeasure our investment at fair value, resulting in a gain of $43.6 million.

Gain on debt extinguishment. During the year ended December 31, 2021, we received notification during the third quarter of 2021 that our previously-outstanding loan under the Paycheck Protection Program had been forgiven, resulting in a gain of approximately $0.4 million.

Gain on lease termination. During August 2020, we entered into a settlement agreement relating to the lease for our former office space in Las Vegas which we vacated during March 2020. During March 2020, we reduced right of use assets and operating lease liabilities relating to this lease, which resulted in a gain on lease termination of $1.5 million. In addition, we recognized a further gain of $2.0 million during August 2020, when we entered into the settlement agreement. We did not have any lease terminations during the year ended December 31, 2021.

Change in fair value of warrant liability. The change in the fair value of our warrant liability maintained a direct relationship with the change in the price of our common stock as of the balance sheet date and the expected volatility in the price of our common stock. During the year ended December 31, 2021, the decline in our stock price during the year-to-date period ending August 31, 2021, the date when we reclassified the warrants to equity, caused a large decrease in our estimate of the fair value of the warrants, but such decrease was mostly offset by an increase in our estimate of the fair value of the warrants that resulted when we increased our estimate of the expected stock price volatility input to the model we use to estimate fair value. The increase in our common stock price between December 31, 2019 and December 31, 2020 caused an increase in the fair value of our warrant liability during such period.

Table of Contents	36

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the year ended December 31, 2021, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $(333.0) million within stockholders’ equity as of December 31, 2021. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $20.2 million during the year ended December 31, 2021. As of December 31, 2021, our cash balance was $14.2 million.

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which did not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note was accruing interest at $500 per day on the unpaid principal until we repaid the note in full. On December 6, 2021, we repaid in full the $1.5 million principal that remained outstanding as of that date, plus accrued interest of $0.6 million.

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

Table of Contents	37

On February 10, 2021, we entered into a senior secured promissory note with Jefferson Remark Funding LLC (“JRF”), pursuant to which JRF extended credit to us consisting of a one-year term loan in the principal amount of $5.0 million. The Note bore interest at 15% per annum, which was payable on the last business day of each calendar quarter commencing on March 31, 2021. The entire principal balance, as well as any unpaid accrued interest thereon, was due and payable in full on February 10, 2022. On December 6, 2021, we repaid in full all outstanding obligations under the note payable to JRF.

On September 29, 2021, we issued and sold to Armistice Capital 4,237,290 shares of our common stock at a purchase price of $1.18 per share together with the Armistice Warrants to purchase as many as 4,237,290 shares of our common stock at an exercise price of $1.35 per share, subject to certain customary anti-dilution adjustments, pursuant to the terms of the Armistice Purchase Agreement. We received net proceeds of $4.6 million from such sale. Concurrently with the entry into the Armistice Purchase Agreement, we also entered into the Financial Advisor Agreement with A.G.P. pursuant to which we agreed to pay A.G.P. a cash fee of $350,000 and to reimburse A.G.P. for certain legal and escrow expenses. In addition, pursuant to the terms of the Financial Advisor Agreement, on September 29, 2021, we issued to A.G.P. and its designees the Financial Advisor Warrants to purchase as many as an aggregate of 127,118 shares of our common stock at an exercise price of $1.35 per share, subject to certain customary anti-dilution adjustments.

On December 3, 2021, we entered into the Mudrick Loan Agreements pursuant to which we incurred the Mudrick Loans in the aggregate principal amount of $30.0 million. The Mudrick Loans bear interest at 16.5% per annum, which shall be payable on the last business day of each month commencing on December 31, 2021. All amounts outstanding under the Mudrick Loans, including all accrued and unpaid interest, will be due and payable in full on July 31, 2022. To secure the payment and performance of the obligations under the Mudrick Loan Agreements, we, together with the Guarantors, have granted to TMI Trust Company, as the collateral agent for the benefit of Mudrick, a first priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions. The Mudrick Loan Agreements contain representations, warranties, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Mudrick Loan Agreements may result in the principal amount outstanding and unpaid interest thereon becoming immediately due and payable. In connection with our entry into the Mudrick Loan Agreements, we paid to Mudrick an upfront fee equal to 5.0% of the amount of the Mudrick Loans, which was netted against the drawdown of the Mudrick Loans and recorded as a discount of $1.5 million, and recorded debt issuance cost totaling $1.1 million. We are amortizing the discount on the Mudrick Loans and the debt issuance cost over the life of the Mudrick Loans.

Since 2009, we have held an interest in Legacy Sharecare. On July 1, 2021, Legacy Sharecare completed a business combination as a result of which the shares of common stock of Legacy Sharecare that we held immediately prior to the business combination converted into approximately $2.3 million in cash and approximately 9.4 million shares of publicly-traded common stock of New Sharecare. As part of the business combination, we signed a lock-up agreement with New Sharecare, pursuant to which we have agreed not to, subject to certain exceptions, transfer, assign or sell any of our New Sharecare common stock until the earlier to occur of: (i) one year after the effective time of the business combination, and (ii) subsequent to the effective time, if the closing price of New Sharecare common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the effective time of the business combination (the “Lock-up Period”). Notwithstanding the foregoing, we are permitted under the lock-up agreement to sell our shares of New Sharecare common stock (x) beginning on the 180th day after the effective time of the business combination until the 269th day following the effective time, the greater of 5% of our shares as of the effective time and 750,000 shares, and (y) beginning on the 270th day after the effective time until the expiration of the Lock-up Period, the greater of 5% of our shares as of the effective time and 750,000 shares, plus any shares that were permitted to be, but not, transferred pursuant to clause (x) above.

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

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions (in particular, as a result of the COVID-19 pandemic, global supply chain disruptions, inflation and other cost increases, and the geopolitical conflict in Ukraine), will play primary roles in determining whether we can successfully obtain additional capital. We cannot be certain that we will be successful at raising additional capital.

Table of Contents	38

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to March 31, 2023.

Cash Flows - Operating Activities

During the year ended December 31, 2021, we used $2.1 million more cash in operating activities than we did during the same period of the prior year. The increase in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

Investing activities during the year ended December 31, 2021 provided $2.3 million in proceeds from the transaction in which Sharecare became a public company on July 1, 2021.

Cash Flows - Financing Activities

During the year ended December 31, 2021, we received $5.7 million of cash proceeds from common stock issuances, whereas the same period of 2020 included stock sale proceeds of $32.1 million. We also received debt proceeds of $32.2 million during the year ended December 31, 2021, while we only issued $1.4 million of debt in the same period of the prior year. The prior year period’s financing activity also included repayment of $13.8 million of debt, as well as the payment of $0.9 million of contingent consideration related to a business combination.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Consolidated Financial Statements included in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

Table of Contents	39

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the required financial statements and schedules in this Form 10-K beginning on page F-1.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, due to the identification of the material weaknesses in our internal control over financial reporting as further described below, our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2021. Notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

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

Table of Contents	40

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

During our fourth quarter of 2021 and 2020 evaluations, management concluded that we did not select and develop control activities that contributed to the mitigation of risks to acceptable levels, as required by the control activities component of the COSO framework; specifically, we had not completed implementation of our remediation plan related to the material weaknesses we identified during 2018 and 2019. Such material weaknesses included deficiencies in the documentation of appropriate review and approval of manual journal entries, in our consideration of appropriate revenue recognition criteria for certain contracts arising from our business in China, and in our monitoring and activity-level controls specific to various business processes in our business in China. The failure to retain appropriate documentation of our review and approval of manual journal entries has a pervasive impact and, as such, this deficiency resulted in a risk that could have impacted virtually all financial statement account balances and disclosures. Regarding our business in China, the failure to document consideration of appropriate revenue recognition for certain contracts resulted in a risk that could have materially impacted revenue and cost of sales, while we noted deficiencies in our monitoring and activity-level controls related to processes including accounts payable, accrued liabilities, payroll and fixed assets. The deficiencies in the various business processes aggregate to a material weakness.

Based upon our evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Except for the identified material weaknesses, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. With the oversight of senior management, subsequent to December 31, 2018, a plan to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls was developed. Though the implementation of management’s plans to remediate the material weaknesses identified in 2018 and 2019 have been slowed by various factors, including the COVID-19 pandemic, their implementation is still ongoing; therefore, their effects were not fully mitigated in 2021.

ITEM 9B.    OTHER INFORMATION

None

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Table of Contents	41	Financial Statement Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information under the captions Proposal 1: Election of Directors in our proxy statement for our 2022 annual meeting of stockholders (“2022 Proxy Statement”), which we will file with the SEC pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information under the caption Executive Compensation in our 2022 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information under the caption Security Ownership of Certain Beneficial Owners and Management in our 2022 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of December 31, 2021 regarding our equity compensation plans (the 2010 Equity Incentive Plan, the 2014 Incentive Plan, and the 2017 Incentive Plan, all of which were approved by our security holders):

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders	14,839,020	$3.30	3,610,977
Not approved by security holders	—	$—	—

The 2010 Equity Incentive Plan has expired, but options issued under the plan while it was active remain outstanding.

See more detailed information regarding our equity compensation plans in Note 15 in the Notes to Consolidated Financial Statements in this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information under the captions Proposal 1: Election of Directors and Corporate Governance in our 2022 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Table of Contents	42

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information under the caption Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2022 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

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

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this Form 10-K in the attached Exhibit Index.

Table of Contents	43

EXHIBIT INDEX

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation	8-K	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	06/08/2016	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	04/11/2017	3.1
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	07/09/2021	3.1
3.6	Amended and Restated Bylaws	8-K	02/13/2015	3.1
4.1	Specimen certificate of common stock of Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	10-K	03/23/2012	4.1
4.2	Form of CBG Acquisition Warrant	8-K	09/26/2016	4.1
4.3	Registration Rights Agreement, dated as of March 3, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	03/04/2020	4.1
4.4	CBG Settlement Warrant	8-K	09/07/2021	4.1
4.5	Investor Warrant.	8-K	09/30/2021	4.1
4.6	Form of Financial Advisor Warrant.	8-K	09/30/2021	4.2
4.7	Description of Registrant’s Securities	10-K	03/31/2021	4.4
10.1 [1]	2010 Equity Incentive Plan	8-K	06/21/2010	10.34
10.2 [1]	2014 Incentive Plan, as amended January 11, 2016	8-K	01/12/2016	10.1
10.3 [1]	2017 Incentive Plan	8-K	01/24/2018	10.1
10.4	Common Stock Purchase Agreement, dated as of March 3, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	03/04/2020	10.1
10.5	First Amendment to Common Stock Purchase Agreement, dated as of April 9, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	04/14/2020	10.1
10.6	Promissory Note dated December 30, 2020, between Remark Holdings, Inc. and SVBooth Investments III.	8-K	01/06/2021	10.1
10.7	Amendment No. 1 dated August 5, 2021, to Promissory Note dated December 30, 2020, between Remark Holdings, Inc. and SV Booth Investments III LLC.	8-K	08/10/2021	10.1
10.8	Settlement Agreement and Mutual General Release dated as of August 31, 2021, by and among Remark Holdings, Inc., KanKan Limited, China Branding Group Limited (In Official Liquidation), acting by and through its joint official liquidators.	8-K	09/07/2021	10.1

Table of Contents	44	Financial Statement Index

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.9	Securities Purchase Agreement dated September 27, 2021, between Remark Holdings, Inc. and the purchasers signatory thereto.	8-K	09/30/2021	10.1
10.10	Registration Rights Agreement dated September 27, 2021, between Remark Holdings, Inc. and the purchasers signatory thereto.	8-K	09/30/2021	10.2
10.11	Financial Advisor Agreement dated September 27, 2021, between Remark Holdings, Inc. and A.G.P./Alliance Global Partners.	8-K	09/30/2021	10.3
10.12	Form of Senior Secured Loan Agreement dated December 3, 2021.	8-K	12/07/2021	10.1
21.1	List of subsidiaries
23.1	Consent of Weinberg & Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101
The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended months ended December 31, 2021 and 2020; (iii) Consolidated Statements of Stockholders’ Deficit for the twelve months ended months ended December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2021 and 2020; and (v) Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

1.Management Contract or Compensation Plan or Arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

Table of Contents	45	Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	March 31, 2022	By:	/s/ Kai-Shing Tao
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

Name	Title	Date

/s/ Kai-Shing Tao
Kai-Shing Tao	Chief Executive Officer and Chairman (principal executive officer, principal financial officer and principal accounting officer)	March 31, 2022

/s/ Theodore Botts
Theodore Botts	Director	March 31, 2022

/s/ Brett Ratner
Brett Ratner	Director	March 31, 2022

/s/ Elizabeth Xu
Elizabeth Xu	Director	March 31, 2022

/s/ Daniel Stein
Daniel Stein	Director	March 31, 2022

Table of Contents	46	Financial Statement Index

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Remark Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Remark Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audits matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounts receivable in China

As described further in Note 6 to the financial statements, the Company has $11.5 million in accounts receivable from customers in China, of which $2.6 million are past due based on their original credit terms. As of December 31, 2021, the

Table of Contents	F - 2	Financial Statement Index

Company recorded an allowance for doubtful accounts of $1.2 million for these receivables. A majority of the China accounts receivable are from sales to the Company’s China Business Partner and a recurring customer, which represented 24% and 25%, respectively, of such receivables at December 31, 2021. The Company is actively working with these customers to arrange payment of the past due balances, and management expects to collect the net remaining balance outstanding of these receivables.

We identified the realization of these receivables as a critical audit matter because a high degree of auditor judgment was required to evaluate various qualitative factors used in the Company’s evaluation of the realization of these receivables, including economic and business conditions in China, current operations of the customer, the financial viability and reputation of the China Business Partner and other customers, and the past collection history with customers.

Our audit procedures related to the realization of these receivables included the following, among others.

•We evaluated the reasonableness of management’s methodology to determine its allowance for doubtful accounts, including testing and assessing for reasonableness of the Company’s key inputs and assumptions used to estimate the realization of the receivables.
•We obtained and read operational communication, to the extent available, between the Company and these customers during calendar 2021 and 2022. We also obtained evidence of Company inquiries with the customer to collect the receivable and the customer responses.
•We confirmed with customers, or performed other procedures, to ensure that the Company’s performance obligations related to the outstanding receivables had been met including delivery and acceptance by the customer as of December 31, 2021.
•We examined collections received by the Company subsequent to year end on certain of these receivables, and for those amounts yet uncollected, we verified past collection history with the customers. We also considered the viability of the customer given their size and reputation.
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

/s/ Weinberg & Company

Weinberg & Company, P.A.
Los Angeles, California
March 31, 2022

Table of Contents	F - 3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share amounts and par values)

	December 31,
	2021	2020
Assets
Cash	$14,187	$854
Trade accounts receivable, net	10,267	5,027
Inventory, net	1,346	874
Investment in marketable securities	42,349	—
Prepaid expense and other current assets	6,363	2,043
Total current assets	74,512	8,798
Property and equipment, net	357	321
Operating lease assets	194	492
Investment in unconsolidated affiliate	—	1,030
Other long-term assets	440	670
Total assets	$75,503	$11,311
Liabilities
Accounts payable	$10,094	$8,589
Accrued expense and other current liabilities	5,963	6,660
Contract liability	576	310
Notes payable, net of unamortized discount and debt issuance cost of $2,189 and zero at December 31, 2021 and 2020, respectively	27,811	1,500
Total current liabilities	44,444	17,059
Long-term debt	—	1,425
Operating lease liabilities, long-term	25	194
Warrant liability	—	1,725
Total liabilities	44,469	20,403

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 105,157,769 and 99,505,041 shares issued and outstanding at December 31, 2021 and 2020, respectively	105	100
Additional paid-in-capital	364,239	351,546
Accumulated other comprehensive income	(270)	(226)
Accumulated deficit	(333,040)	(360,512)
Total stockholders’ equity (deficit)	31,034	(9,092)
Total liabilities and stockholders’ equity (deficit)	$75,503	$11,311
See Notes to Consolidated Financial Statements

Table of Contents	F - 4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenue, including $3.8 million from China Business Partner (See Note 17)	$15,990	$10,145
Cost and expense
Cost of revenue (excluding depreciation and amortization)	11,455	6,422
Sales and marketing[1]	971	1,848
Marketing expense (recovery) - China Business Partner activity	(1,530)	1,530
Technology and development[1]	4,692	4,142
General and administrative[1]	14,120	9,368
Depreciation and amortization	191	308
Impairments	—	772
Other operating expense	—	—
Total cost and expense	29,899	24,390
Operating loss	(13,909)	(14,245)
Other income (expense)
Interest expense	(2,308)	(1,342)
Other income (expense), net	(592)	—
Change in fair value of warrant liability	123	(1,610)
Gain on investment revaluation	43,642	—
Gain on debt extinguishment	425	—
Gain on lease termination	—	3,582
Other gain (loss), net	100	(70)
Total other income, net	41,390	560
Income (loss) from before income taxes	27,481	(13,685)
Provision for income taxes	(9)	—
Net income (loss)	$27,472	$(13,685)
Other comprehensive loss
Foreign currency translation adjustments	(44)	1
Comprehensive income (loss)	$27,428	$(13,684)

Weighted-average shares outstanding, basic	101,362	85,578
Weighted-average shares outstanding, diluted	101,719	85,578

Net income (loss) per share, basic	$0.27	$(0.16)
Net income (loss) per share, diluted	$0.27	$(0.16)

[1] Includes share-based compensation as follows:
Sales and marketing	$147	$164
Technology and development	293	484
General and administrative	3,620	149

See Notes to Consolidated Financial Statements

Table of Contents	F - 5	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2019	51,055,159	51	319,275	(227)	(346,827)	$(27,728)
Net loss	—	—	—	—	(13,685)	(13,685)
Share-based compensation	—	—	160	—	—	160
Common stock issuances	48,298,893	48	31,982	—	—	32,030
Equity instrument exercises	150,989	1	129	—	—	130
Other	—	—	—	1	—	1
Balance at December 31, 2020	99,505,041	100	351,546	(226)	(360,512)	(9,092)
Net income	—	—	—	—	27,472	27,472
Share-based compensation	—	—	4,300	—	—	4,300
Common stock and stock warrants issued for cash	4,237,290	4	4,610	—	—	4,614
Equity instrument exercises	547,945	—	1,077	—	—	1,077
Common stock issuance upon note payable conversion	876,493	1	1,104	—	—	1,105
Reclassification of warrant liability to equity	—	—	1,602	—	—	1,602
Foreign currency translation	—	—	—	(44)	—	(44)
Other	(9,000)	—	—	—	—	—
Balance at December 31, 2021	105,157,769	$105	$364,239	$(270)	$(333,040)	$31,034

See Notes to Consolidated Financial Statements

Table of Contents	F - 6	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$27,472	$(13,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(123)	1,610
Depreciation, amortization and impairments	191	308
Share-based compensation	4,060	797
Amortization of debt issuance costs and discount	880	—
Gain on lease termination	—	(3,582)
Gain on investment in marketable securities	(43,642)	—
Gain on debt extinguishment	(425)	—
Loss on disposal of long-lived assets	—	77
Loss on impairment of intangible assets, including goodwill	—	772
Financing cost of converting note payable to common stock	44	—
Provision for doubtful accounts	297	24
Other	30	269
Changes in operating assets and liabilities:
Accounts receivable	(5,733)	(2,849)
Inventory	(473)	(874)
Prepaid expense and other assets	(4,120)	95
Operating lease assets	293	73
Accounts payable, accrued expense and other liabilities	967	(920)
Contract liability	277	(27)
Operating lease liabilities	(169)	(135)
Net cash used in operating activities	(20,174)	(18,047)
Cash flows from investing activities:
Proceeds from investment	2,322	—
Purchases of property, equipment and software	(223)	(290)
Net cash provided by (used in) investing activities	2,099	(290)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,692	32,135
Proceeds from debt issuance	32,216	1,425
Repayments of debt	(6,500)	(13,781)
Payment of contingent consideration in business acquisitions	—	(860)
Net cash provided by financing activities	31,408	18,919
Net change in cash	13,333	582
Cash:
Beginning of period	854	272
End of period	$14,187	$854

Supplemental cash flow information:
Cash paid for interest	$1,414	$—

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon note payable conversion	$1,105	$—
Reclassification of warrant liability to equity	$1,602	$—
Reclassification of investment to marketable securities	$1,030	$—
Offsetting of other receivables against other current liabilities	$—	$3,060

See Notes to Consolidated Financial Statements

Table of Contents	F - 7	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and its subsidiaries (“Remark”, “we”, “us”, or “our”), and the variable-interest entities (“VIEs”) that Remark consolidates, constitute a diversified global technology business with leading artificial intelligence (“AI”) and data-analytics, as well as a portfolio of digital media properties. The common stock of Remark Holdings, Inc. is listed on the Nasdaq Capital Market under the ticker symbol MARK.

We and the VIEs primarily sell AI-based products and services. We recognize revenue from sales in the U.S., while the VIEs generate substantially all of their revenue from China.

Corporate Structure

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

We fund the registered capital and operating expenses of the VIEs on behalf of the shareholders of the VIEs by making advances to the VIEs. We believe that we are the primary beneficiary of the VIEs because the contractual arrangements governing the relationship between the VIEs and our WFOE, which include an exclusive call option agreement, exclusive business cooperation agreement, a proxy agreement and an equity pledge agreement, enable us to (i) exercise effective control over the VIEs, (ii) receive substantially all of the economic benefits of the VIEs, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIEs to the extent permitted by Chinese laws. Because these contractual arrangements with the VIEs provide us with the power to direct the activities of the VIEs, for accounting purposes we are the primary beneficiary of the VIEs and we have consolidated the financial results of the VIEs in our consolidated financial statements in accordance with U.S. GAAP.

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

The following diagram illustrates our corporate structure, including our significant subsidiaries, and the relationship between our WFOE and the VIEs as of the date of this Form 10-K. The diagram omits certain entities which are immaterial to our results of operations and financial condition. Equity interests depicted in this diagram are 100% owned. The relationships between each of Chengdu Remark Technology Co., Ltd., Hangzhou Shufeng Technology Co., Ltd., Remark Data Technology Co., Ltd. and Bonet (Beijing) Technology LLC, which constitute the VIEs, on the one hand, and KanKan Technology (Shanghai) Co., Ltd., our WFOE, on the other hand, as illustrated in the following diagram are governed by contractual arrangements and do not constitute equity ownership.

Table of Contents	F - 8	Financial Statement Index

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

Table of Contents	F - 9	Financial Statement Index

The contractual arrangements may not be as effective as direct ownership in providing operational control and we face contractual exposure in such arrangements. For instance, the VIEs and their shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. The shareholders of the VIEs may not act in the best interests of our Company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIEs. In the event that the VIEs or their shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. In addition, even if legal actions are taken to enforce such arrangements, there is uncertainty as to whether Chinese courts would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

Risks of Doing Business in China

We are subject to certain legal and operational risks associated with having a significant portion of our operations in China. Chinese laws and regulations governing our current business operations, including the enforcement of such laws and regulations, are sometimes vague and uncertain and can change quickly with little advance notice. The Chinese government may intervene or influence our operations and the operations of the VIEs at any time and may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significant limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or become worthless. Recently, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of variable interest entities, data security and anti-monopoly concerns. As of the date of this Form 10-K, neither we nor the VIEs have been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor has any of them received any inquiry, notice or sanction. As of the date of this Form 10-K, no relevant laws or regulations in China explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) for any securities listing. As of the date of this Form 10-K, neither we nor the VIEs have received any inquiry, notice, warning or sanctions regarding our planned overseas listing from the CSRC or any other Chinese governmental authorities relating to securities listings. However, since these statements and regulatory actions are newly published, official guidance and related implementation rules have not been issued. It is highly uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange.

As of the date of this Form 10-K, we and the VIEs are not required to seek permissions from the CSRC, the Cyberspace Administration of China (the “CAC”), or any other entity that is required to approve of the operations of the VIEs. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIEs or any securities listing.

Transfer of Cash or Assets

Dividend Distributions

As of the date of this Form 10-K, none of our subsidiaries or any of the consolidated VIEs have made any dividends or distributions to us.

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

Table of Contents	F - 10	Financial Statement Index

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

COVID-19

Our consolidated financial statements for the year ended December 31, 2021 were impacted by the effects of the COVID-19 pandemic, which has caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Varying degrees of preventative measures are still in place in China and some other parts of the world, including travel restrictions, closures of non-essential businesses and other quarantine measures. The preventative measures have limited the operational capabilities of the VIEs, which could have a material adverse impact on our business and which have created significant uncertainties, such as the potential adverse effect of the pandemic on the economy, our vendors, our employees and customers and customer sentiment in general.

The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the pandemic, the duration of any remaining preventative measures implemented by domestic and foreign governments, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. The pandemic-related situation

Table of Contents	F - 11	Financial Statement Index

continues to change rapidly, and additional impacts of which we are not currently aware may arise. We are closely monitoring worldwide developments and are continually assessing the potential impact on our business.

Going Concern

During the year ended December 31, 2021, and in each fiscal year since our inception, we have incurred operating losses which have resulted in an accumulated deficit of $333.0 million within stockholders’ equity as of December 31, 2021. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $20.2 million during the year ended December 31, 2021. As of December 31, 2021, our cash balance was $14.2 million.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to, and management has concluded that there is, substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions (in particular, as a result of the COVID-19 pandemic global supply chain disruptions, inflation and other cost increases, and the geopolitical conflict in Ukraine), will play primary roles in determining whether we can successfully obtain additional capital. We cannot be certain that we will be successful at raising additional capital.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to March 31, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

We include all of our subsidiaries and the VIEs in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP. While preparing our financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our

Table of Contents	F - 12	Financial Statement Index

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

We maintain cash balances in United States dollars (“USD”) and British pounds (“GBP”), while the VIEs maintain cash balances in USD, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	December 31,
	2021	2020
Cash denominated in:
USD	$13,278	$563
RMB	259	283
GBP	644	—
HKD	6	8
Total cash	$14,187	$854

We maintain substantially all of our USD-denominated cash at a U.S. financial institution where the balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of December 31, 2021, we do not believe we have any significant concentrations of credit risk, although approximately $13.0 million of our USD-denominated cash balance exceeded the FDIC-insured limit. Cash held by our non-U.S. subsidiaries and the VIEs is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further develop our business in China could exceed original estimates.

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

Table of Contents	F - 13	Financial Statement Index

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

We believe the reported carrying amounts for cash, marketable securities, receivables, prepaids and other current assets, accounts payable, accrued expense and other current liabilities, and short-term debt approximate their fair values because of the short-term nature of these financial instruments.

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

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2021	2020
Exchange rates at December 31st:
GBP:USD	1.351	—
RMB:USD	0.157	0.153
HKD:USD	0.128	0.129

Average exchange rate during the twelve months ended December 31st:
RMB:USD	0.155	0.143

Table of Contents	F - 14	Financial Statement Index

Revenue Recognition

AI-Based Products

We and the VIEs generate revenue by developing AI-based products, including fully-integrated AI solutions which combine our proprietary technology with third-party hardware and software products to meet end-user specifications. Under one type of contract for our AI-based products, we provide a single, continuous service to clients who control the assets as we create them. Accordingly, we recognize the revenue over the period of time during which we provide the service. Under another type of contract, we have performance obligations to provide fully-integrated AI solutions to our customer and we recognize revenue at the point in time when each performance obligation is completed and delivered to, tested by and accepted by our customer.

We recognize revenue when we transfer control of the promised goods or services to our customers, and we recognize an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. If there is uncertainty related to the timing of collections from our customer, which may be the case if our customer is not the ultimate end user of our goods, we consider this to be uncertainty of the customer’s ability and intention to pay us when consideration is due. Accordingly, we recognize revenue only when we have transferred control of the goods or services and collectability of consideration from the customer is probable.

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

We record the incremental costs of obtaining contracts as an expense when incurred.

We and the VIEs offer extended warranties on our products for periods of one to three years. Revenue from these extended warranties is recognized on a straight-line basis over the warranty contract term.

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

Table of Contents	F - 15	Financial Statement Index

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

Accounts Receivable

We and the VIEs regularly evaluate the collectability of trade receivable balances based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If we determine that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt will be recorded to reduce the related receivable to the amount expected to be recovered.

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

Inventory

We and the VIEs use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated sales forecasts. At December 31, 2021 and 2020, reserve for inventory was $1.0 million and $0.5 million, respectively.

Table of Contents	F - 16	Financial Statement Index

Advertising Expense

Advertising expense is recorded during the period in which it is incurred. We did not incur a material amount of advertising expense during the year ended December 31, 2021, but we incurred $0.2 million during the year ended December 31, 2020.

Research and Development

Engineering cost is recorded as technology and development expense during the period in which it is incurred.

Product Warranties

We and the VIEs offer extended warranties on our products for periods of one to three years. To estimate our warranty cost, we use historical warranty claim experience and we then net such cost against the related product revenue. Warranty costs were not material for the years ended December 31, 2021 and 2020.

Property, Equipment and Software

We and the VIEs state property and equipment at cost and depreciate such assets using the straight-line method over the estimated useful lives of each asset category. For leasehold improvements, we determine amortization using the straight-line method over the shorter of the lease term or estimated useful life of the asset. We expense repairs and maintenance costs as incurred, while capitalizing betterments and capital improvements and depreciating such costs over the remaining useful life of the related asset.

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

For the years ended December 31, 2021 and 2020, there were no reconciling items related to the numerators of the net income (loss) per share calculations. The following table presents a reconciliation of the denominator of the basic net income (loss) per share calculation to that of the diluted net income (loss) per share calculation (in thousands):

	Year Ended December 31,
	2021	2020
Weighted-average shares outstanding, basic	101,362	85,578
Incremental shares resulting from assumed exercises of in-the-money stock options	357	—
Weighted-average shares outstanding, diluted	101,719	85,578

Securities which may have affected the calculation of diluted earnings per share for the years ended December 31, 2021 and 2020 if their effect had been dilutive include 14,354,708 and 9,942,341 outstanding stock options, respectively, and 10,114,408 and 40,000 outstanding stock warrants, respectively.

Table of Contents	F - 17	Financial Statement Index

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

Liabilities Related to Warrants Issued

We recorded certain common stock warrants we issued at fair value and recognize the change in the fair value of such warrants as a gain or loss which we reported in the Other income (expense) section in our consolidated statement of operations. We estimated the fair value of the warrants using an option pricing model.

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

Table of Contents	F - 18	Financial Statement Index

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

NOTE 3. CONCENTRATIONS OF RISK

Revenue and Accounts Receivable

The disaggregation of revenue tables in Note 4 demonstrate the concentration in our revenue from certain products and the geographic concentration of our business. We also have a concentration in the volume of business we transacted with customers, as during the year ended December 31, 2021, three of our customers represented about 24%, 18% and 12%, respectively, of our revenue, while during year ended December 31, 2020, our two largest customers represented about 31% and 11%, respectively, of our revenue. At December 31, 2021, accounts receivable from three of our customers represented about 25%, 24% and 10%, respectively, of our gross accounts receivable, while at December 31, 2020, accounts receivable from our largest customer represented about 38% of our gross accounts receivable.

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

NOTE 4. REVENUE

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

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by category of products and services (in thousands):

	Year Ended December 31,
	2021	2020
AI-based products and services, including $3.8 million from China Business Partner (See Note 17)	$14,792	$9,597
Other	1,198	548
Revenue	$15,990	$10,145

Table of Contents	F - 19	Financial Statement Index

The following table presents a disaggregation of our revenue by country (in thousands):

	Year Ended December 31,
	2021	2020
China	$12,218	$7,901
United States	3,772	2,244
Revenue	$15,990	$10,145

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the year ended December 31, 2021, our contract liability changed only as a result of routine business activity.

During the year ended December 31, 2021 and 2020, the amount of revenue we recognized that was included in the beginning balance of Contract liability was not material.

During the year ended December 31, 2021 and 2020, we did not recognize revenue from performance obligations that were satisfied in previous periods.

NOTE 5. FAIR VALUE MEASUREMENTS OF CERTAIN LIABILITIES

Liabilities Related to Warrants to Purchase Common Stock

At the end of each reporting period through June 30, 2021, we had been using an option pricing model to estimate and report the fair value of liabilities related to warrants to purchase an aggregate of 5,750,000 shares of our common stock, consisting of a warrant to purchase 40,000 of our common stock that we issued and warrants to purchase 5,710,000 shares of our common stock that we were obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016.

On August 31, 2021 (the “CBG Settlement Effective Date”), we entered into a settlement agreement (the “CBG Settlement Agreement”) with CBG and its joint official liquidators to settle the parties’ claims against each other in the legal proceeding we filed arising from the CBG Acquisition (the “CBG Litigation”). See Note 14 for a description of the parties’ claims in the CBG Litigation.

Pursuant to the terms of the CBG Settlement Agreement, in consideration for a settlement of the parties’ claims and a mutual release, we released to CBG the $375,000 held in escrow in connection with the CBG Acquisition and issued to CBG, as of the CBG Settlement Effective Date, warrants to purchase as many as 5,710,000 shares of our common stock at a per share

Table of Contents	F - 20	Financial Statement Index

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

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$1,725	$115
Expiration of warrants	—	(115)
Increase (decrease) in fair value of liability	(123)	1,725
Fair value of warrants reclassified to equity	(1,602)	—
Balance at end of period	$—	$1,725

NOTE 6. TRADE ACCOUNTS RECEIVABLE

	December 31,
	2021	2020
Gross accounts receivable balance	$11,551	$5,988
Allowance for bad debt	(1,284)	(961)
Accounts receivable, net	$10,267	$5,027

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to the VIEs’ AI projects, including $2.7 million of trade receivables from projects related to work with our China Business Partner (see Note 17 for more information regarding our China Business Partner and related accounting), represent 99% of our gross trade receivables.

Table of Contents	F - 21	Financial Statement Index

NOTE 7. INVESTMENT

In 2009, we co-founded a U.S.-based venture, Sharecare, Inc. (“Legacy Sharecare”), to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Legacy Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. At December 31, 2020, we reported our $1.0 million investment in Legacy Sharecare as an investment in unconsolidated affiliate.

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

As of December 31, 2021, the value of our investment in New Sharecare was $42.3 million based upon the closing stock price of New Sharecare, an input we classify in Level 1 of the fair value hierarchy, on such date. We recorded a gain on the investment during the year ended December 31, 2021 as follows:

2021
Realized gain	$2,322
Unrealized gain	41,320
Total gain	$43,642

NOTE 8. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	December 31,
	2021	2020
Receivable from China Business Partner	$3,980	$—
Other receivables	9	8
Prepaid expense	1,558	1,877
Deposits	221	50
Other current assets	595	108
Total	$6,363	$2,043

Table of Contents	F - 22	Financial Statement Index

NOTE 9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

		December 31,
	Estimated Life (Years)	2021	2020
Computers and equipment	3	1,133	1,097
Furniture and fixtures	3	42	42
Software	3	5,055	5,006
Leasehold improvements	3	196	174
Software development in progress		128	—
Total property, equipment and software		$6,554	$6,319
Less accumulated depreciation		(6,197)	(5,998)
Total property, equipment and software, net		$357	$321

For the year ended December 31, 2021 and 2020, depreciation (and amortization of software) expense was $0.2 million and $0.2 million, respectively.

NOTE 10. LEASES

We and the VIEs lease office space under contracts we classify as operating leases. None of our leases are financing leases.

The following table presents the detail of our lease expense, which is reported in General and administrative expense (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease expense	$304	$640
Short-term lease expense	982	291
Lease expense	$1,286	$931

We reported within operating cash flows for the year ended December 31, 2021 and 2020, $0.2 million and $0.6 million, respectively, of cash paid for amounts included in the measurement of operating lease liabilities.

As of December 31, 2021, our operating leases had a weighted-average remaining lease term of approximately 12 months, and we used a weighted-average discount rate of approximately 13% to measure our operating lease liabilities.

Table of Contents	F - 23	Financial Statement Index

Maturity of Lease Liabilities

The following table presents information regarding the maturities of undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our December 31, 2021 Consolidated Balance Sheet (in thousands):

Operating lease liabilities maturing during the next:
One year	$201
Two years	25
Total undiscounted cash flows	$226
Present value of cash flows	$212

Lease liabilities on balance sheet:
Short-term (included in accrued expenses)	$187
Long-term	25
Total lease liabilities	$212

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

Table of Contents	F - 24	Financial Statement Index

NOTE 11. INCOME TAX

For the year ended December 31, 2021, and 2020, we did not have a tax provision or a tax benefit to report.

The following table presents a reconciliation between the income tax benefit computed by applying the federal statutory rate and our actual income tax expense:

	Year Ended December 31,
	2021	2020
Income tax benefit at federal statutory rate	$5,771	$(2,874)
Change in deferred tax asset valuation allowance	(5,241)	1,670
Tax impact of warrants	(26)	338
Tax effects of:
Statutory differences	327	1,014
R&D expense	(210)	(202)
Foreign tax rates different than U.S. federal statutory rate	68	(96)
Other permanent items	(331)	155
Deferred adjustments	99	86
Other	(466)	(91)
Income tax provision (benefit) as reported	$(9)	$—

Our 2021 and 2020 effective tax rates were significantly impacted by maintaining a valuation allowance against net deferred tax asset in all jurisdictions, both domestic and foreign, as well as permanent book-tax adjustments in foreign jurisdictions and the fact that our earnings are generated in jurisdictions with rates that differ from the US federal statutory rate.

The following table presents loss before income tax attributable to domestic and to foreign operations (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$28,036	$(11,289)
Foreign	(555)	(2,396)
Loss before income taxes	$27,481	$(13,685)

Deferred Tax Assets and Liabilities

We assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs in each jurisdiction. The realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of existing deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We evaluated both positive and negative evidence in determining the need for a valuation allowance. Additionally, we continue to assess the realizability of DTAs and we have concluded that in each jurisdiction, we have not met the “more likely than not” threshold. As of December 31, 2021, we continue to provide a valuation allowance against the DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside.

We intend to continue maintaining a full valuation allowance on these DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings in

Table of Contents	F - 25	Financial Statement Index

the US, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion or all of the valuation allowance in the U.S. federal jurisdiction will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

The following table presents the components of our DTAs and DTLs (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets
Net operating loss carryforwards	$43,375	$41,061
Amortization of intangibles	1,979	2,167
Share-based compensation expense	7,423	6,876
Other	3,503	3,000
Gross deferred tax assets	$56,280	$53,104
Valuation allowance	(47,857)	(53,117)
Deferred tax assets, net of valuation allowance	$8,423	$(13)
Deferred Tax Liabilities
Deferred gain	(8,444)	—
Depreciation of fixed assets	21	13
Gross deferred tax liabilities	(8,423)	13
Net deferred tax liability	$—	$—

Net operating losses available at December 31, 2021 to offset future taxable income in the U.S. federal, U.S. state, Hong Kong and China jurisdictions are $181.1 million, $32.9 million, $1.7 million and $11.2 million, respectively. The statutory income tax rates in Hong Kong and China are 16.5% and 25%, respectively.

The U.S. net operating losses generated prior to 2018 expire between 2021 and 2038. The US net operating losses generated in 2018 to 2021 have no expiration date and carry forward indefinitely. The net operating losses generated in Hong Kong have no expiration date and carry forward indefinitely, while the net operating losses generated in China have a five-year carryforward period.

 We file income tax returns in various domestic and foreign tax jurisdictions with varying statutes of limitation. We are generally not subject to examinations in the U.S. for periods prior to 2018. However, as we utilize our net operating losses prior periods can be subject to examination. In significant foreign jurisdictions, we are generally not subject to examination for periods prior to 2018.

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

For the years ended December 31, 2021 and 2020, we have no unrecognized tax benefits, and we have not taken any tax positions which we expect might significantly change unrecognized tax benefits during the 12 months following December 31, 2021.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 and American Rescue Plan Act, which was enacted on March 11, 2021 in the U.S., includes measures to assist

Table of Contents	F - 26	Financial Statement Index

companies, including temporary changes to income and non-income-based tax laws. We will monitor additional guidance and impact that the CARES Act, American Rescue Plan Act, and other potential legislation may have on its income taxes.

NOTE 12. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	December 31,
	2021	2020
Accrued compensation and benefit-related expense	$821	$1,151
Accrued interest	385	485
Other accrued expense	1,673	721
Other payables	2,324	3,048
Operating lease liability - current	187	382
China Cash Bonuses	439	679
Other current liabilities	134	194
Total	$5,963	$6,660

NOTE 13. DEBT

Short-Term Debt

The following table presents our notes payable (in thousands) as of:

	December 31,
	2021	2020
Note payable to private lender	$—	$1,500
Mudrick Loans	30,000	—
Principal balance of notes payable	30,000	1,500
Unamortized discount and debt issuance cost	(2,189)	—
Notes payable, net of unamortized discount and debt issuance cost	$27,811	$1,500

On April 12, 2017, we issued a short-term note payable in the principal amount of $3.0 million to a private lender in exchange for cash in the same amount. The agreement, which did not have a stated interest rate, required us to repay the note plus a fee of $115 thousand on the maturity date of June 30, 2017. The note was accruing interest at $500 per day on the unpaid principal until we repaid the note in full. As of December 31, 2020, the remaining principal balance of $1.5 million was past due and accrued interest thereon was $0.4 million.

On February 10, 2021, we entered into a senior secured promissory note with Jefferson Remark Funding LLC (“JRF”), pursuant to which JRF extended credit to us consisting of a one-year term loan in the principal amount of $5.0 million. The note bore interest at 15% per annum and was due and payable in full on February 10, 2022. During the year ended December 31, 2021, we incurred $0.2 million original issue discount on the promissory note, as well as debt issuance cost of $0.3 million.

On December 3, 2021, we entered into senior secured loan agreements (the “Mudrick Loan Agreements”) with certain of our subsidiaries as guarantors (the “Guarantors”) and certain institutional lenders affiliated with Mudrick Capital Management, LP (collectively “Mudrick”), pursuant to which Mudrick extended credit to us consisting of term loans in the aggregate

Table of Contents	F - 27	Financial Statement Index

principal amount of $30.0 million (the “Mudrick Loans”). The Mudrick Loans bear interest at 16.5% per annum, which shall be payable on the last business day of each month commencing on December 31, 2021. All amounts outstanding under the Mudrick Loans, including all accrued and unpaid interest, will be due and payable in full on July 31, 2022. To secure the payment and performance of the obligations under the Mudrick Loan Agreements, we, together with the Guarantors, have granted to TMI Trust Company, as the collateral agent for the benefit of Mudrick, a first priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions. The Mudrick Loan Agreements contain representations, warranties, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Mudrick Loan Agreements may result in the principal amount outstanding and unpaid interest thereon becoming immediately due and payable. In connection with our entry into the Mudrick Loan Agreements, we paid to Mudrick an upfront fee equal to 5.0% of the amount of the Mudrick Loans, which was netted against the drawdown of the Mudrick Loans and recorded as a discount of $1.5 million, and recorded debt issuance cost totaling $1.1 million. We are amortizing the discount on the Mudrick Loans and the debt issuance cost over the life of the Mudrick Loans and, during the year ended December 31, 2021, we amortized $0.4 million of such discount and debt issuance cost.

On December 6, 2021, we repaid in full the remaining outstanding principal amount of $1.5 million, plus accrued interest of $0.6 million on the note payable we entered into on April 12, 2017, and we also repaid in full the outstanding principal amount of $5.0 million, plus accrued interest of $0.6 million on the note payable we entered into with JRF.

Long-Term Debt

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

NOTE 14. COMMITMENTS AND CONTINGENCIES

At December 31, 2021, we had no material commitments outside the normal course of business.

Contingencies

As of December 31, 2021, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

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

Table of Contents	F - 28	Financial Statement Index

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

On August 31, 2021, we entered into the settlement agreement with CBG and the JOLs that is described in more detail in Note 5.

Registration Rights Agreement

As described in more detail in Note 15, on September 27, 2021, we entered into a securities purchase agreement (the “Armistice Purchase Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice Capital”) pursuant to which we issued shares of our common stock together with warrants to purchase our common stock, subject to certain customary anti-dilution adjustments (the “Armistice Warrants”).

In connection with our entry into the Armistice Purchase Agreement, we also entered into a registration rights agreement with Armistice Capital, pursuant to which we are obligated to file one or more registration statements, as necessary, to register under the Securities Act of 1933, as amended, the resale of the shares we issued to Armistice Capital and the shares underlying the Armistice Warrants (collectively, the “Armistice Registrable Securities”) and to obtain effectiveness of such registration statement no later than 90 days following September 27, 2021. While we have filed a registration statement to register the resale of the Armistice Registrable Securities (the “Armistice Resale Registration Statement”), we are currently in a comment letter process with the SEC staff with respect to such registration statement and have not been able to achieve effectiveness of the Armistice Resale Registration Statement. As a result, we have accrued $0.6 million, representing our best estimate of the liquidated damages we will be required to pay until the SEC declares the Armistice Resale Registration Statement effective or until our registration obligations in the Armistice Registration Rights Agreement terminate. The Armistice Registration Rights Agreement caps such liquidated damages at $1.0 million.

NOTE 15. STOCKHOLDERS' EQUITY, SHARE-BASED COMPENSATION AND NET LOSS PER SHARE

Equity Issuances

On March 3, 2020, we entered into a common stock purchase agreement (“the 2020 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, we had the right to direct Aspire Capital to purchase as much as an aggregate of $30.0 million of shares of our common stock over the 30-month term of the 2020 Aspire Purchase Agreement. The 2020 Aspire Purchase Agreement replaced a prior common stock purchase agreement we had entered into with Aspire Capital in 2019 (“the 2019 Aspire Purchase Agreement”), which terminated under the terms of the 2020 Aspire Purchase Agreement. In consideration for entering into the 2020 Aspire Purchase Agreement, we issued to Aspire Capital 2,374,545 shares of our common stock.

Table of Contents	F - 29	Financial Statement Index

As of December 31, 2020, we had issued to Aspire Capital a total of 44,227,890 shares of our common stock under the 2020 Aspire Purchase Agreement. During the year ended December 31, 2020, we issued a total of 48,238,893 shares of our common stock to Aspire Capital under the 2019 Aspire Purchase Agreement and the 2020 Aspire Purchase Agreement in exchange for in exchange for $32.0 million plus Aspire Capital’s commitment to participate in the 2020 Aspire Purchase Agreement.

On September 29, 2021, we issued and sold to Armistice Capital 4,237,290 shares of our common stock at a purchase price of $1.18 per share together with the Armistice Warrants to purchase as many as 4,237,290 shares of our common stock at an exercise price of $1.35 per share, subject to certain customary anti-dilution adjustments, pursuant to the terms of the Armistice Purchase Agreement. We received net proceeds of $4.6 million from such sale. Concurrently with the entry into the Purchase Agreement, we also entered into a financial advisor agreement (the “Financial Advisor Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which we agreed to pay A.G.P. a cash fee of approximately $0.4 million and to reimburse A.G.P. for certain legal and escrow expenses. In addition, pursuant to the terms of the Financial Advisor Agreement, on September 29, 2021, we issued to A.G.P. and its designees warrants (the “Financial Advisor Warrants” and together with the Armistice Warrants, the “Private Placement Warrants”) to purchase as many as an aggregate of 127,118 shares of our common stock at an exercise price of $1.35 per share, subject to certain customary anti-dilution adjustments. Based on the terms of the Private Placement Warrants, we recorded such warrants as equity instruments.

Warrants

The following table summarizes information related to our equity-classified stock warrant issuances as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	40,000	$10.00	2.8	$—
Granted [1]	10,074,408	3.99
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at December 31, 2021	10,114,408	$4.01	4.7	$—

1 Includes the 5.7 million warrants to purchase our common stock that we issued to CBG (see Note 5).

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

We estimate the fair value of our stock option awards and China Cash Bonuses using the BSM Model. During the year ended December 31, 2021 (we did not grant any stock options during the year ended December 31, 2020), we applied the following weighted-average inputs, which we classify in Level 3 of the fair value hierarchy, to the BSM Model for our stock

Table of Contents	F - 30	Financial Statement Index

option awards:

Expected term in years	6.0
Expected volatility	85%
Expected dividends	—%
Risk-free interest rate	0.40%

During the years noted in the table, we applied the following weighted-average inputs, which we classify in Level 3 of the fair value hierarchy, to the BSM Model for our China Cash Bonuses:

	December 31,
	2021	2020
Expected remaining term in years	4.71	4.99
Expected volatility	110.14%	85.00%
Expected dividends	—%	—%
Risk-free interest rate	1.06%	0.44%

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	10,359,079	$4.20
Granted	—	—
Exercised	(150,989)	0.87
Forfeited, cancelled or expired	(265,749)	2.77
Outstanding at December 31, 2020	9,942,341	$4.29	5.7	$709
Granted	5,463,500	1.37
Exercised	(547,945)	1.97
Forfeited, cancelled or expired	(18,876)	1.55
Outstanding at December 31, 2021	14,839,020	$3.30	6.1	$159

Exercisable at December 31, 2020	9,781,466	4.35	5.7	$509
Exercisable at December 31, 2021	12,776,520	3.62	5.7	$957

Table of Contents	F - 31	Financial Statement Index

The following table summarizes the status of non-vested stock options as of and for the dates and periods noted:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2019	610,187	$241
Exercised	(399,188)	168
Forfeited, cancelled or expired	(50,124)	53
Non-vested at December 31, 2020	160,875	68
Granted	5,463,500	4,972
Exercised	(3,547,875)	3,512
Forfeited, cancelled or expired	(14,000)	17
Non-vested at December 31, 2021	2,062,500	$2,063

We received proceeds from stock option exercises during the years ended December 31, 2021 and 2020 totaling approximately $1.1 million and $0.1 million, respectively, while the total intrinsic value on such stock option exercises was $1.0 million and $0.1 million, respectively.

The following table summarizes activity related to our liability-classified China Cash Bonuses as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,098,750	$5.20
Granted	300,000	1.37
Forfeited, cancelled or expired	(343,750)	5.52
Outstanding at December 31, 2020	1,055,000	$4.01	5.7	$709
Forfeited, cancelled or expired	(19,000)	6.31
Outstanding at December 31, 2021	1,036,000	$3.97	6.1	$159

Exercisable at December 31, 2020	775,000	4.97	5.3	$51
Exercisable at December 31, 2021	886,000	4.41	4.9	$—

The following table presents the change in the liability associated with our China Cash Bonuses included in Accrued expense and other current liabilities (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$679	$43
Share-based compensation expense related to China Cash Bonuses	(240)	636
Balance at end of period	$439	$679

On July 27, 2020, the compensation committee of our board of directors approved grants to employees, directors and other service providers, excluding our CEO, of options to purchase approximately 5.4 million shares of our common stock. The

Table of Contents	F - 32	Financial Statement Index

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

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Year Ended December 31,
	2021	2020
Stock options	$4,300	$160
China Cash Bonuses	(240)	637
Total	$4,060	$797

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

The following table presents information regarding unrecognized share-based compensation cost associated with stock options and China Cash Bonuses:

December 31, 2021
Unrecognized share-based compensation cost for non-vested awards (in thousands):
Stock options	2,062
China Cash Bonuses	103
Weighted-average years over which unrecognized share-based compensation expense will be recognized:
Stock options	1.1
China Cash Bonuses	1.1

NOTE 16. RELATED PARTY TRANSACTIONS

On July 27, 2020, we collected approximately $0.5 million of receivables from related parties. The receivables represented cash advances in excess of expense reimbursements to senior management. The cash received from these receivables was subsequently injected as additional capital into the VIEs in China.

NOTE 17. CHINA BUSINESS PARTNER

We and the VIEs interact with an unrelated entity (the “China Business Partner”) in more than one capacity. Firstly, since 2020, one of the VIEs has been working with the China Business Partner to earn revenue by obtaining business from some of the largest companies in China. Secondly, our artificial intelligence business in the U.S. has, to date, purchased substantially all of its inventory from a subsidiary of the China Business Partner which manufactures certain equipment to our specifications;

Table of Contents	F - 33	Financial Statement Index

during the year ended December 31, 2021, such purchases totaled approximately $1.3 million. In addition, a member of our senior leadership team maintains a role in the senior management structure of the China Business Partner.

During the year ended December 31, 2020, one of the VIEs advanced $1.5 million to the China Business Partner pursuant to an agreement between the two entities. Under the executed agreement, the VIE had an obligation to advance as much as an aggregate amount of $5.1 million over the loan term of five years, and the VIE could elect to convert amounts due to it under the agreement into equity of the China Business Partner upon any equity financing the China Business Partner undertook during the term of the agreement. The business purpose for the advances was to allow the China Business Partner to purchase and modify hardware to integrate with our software and market such integrated product to potential customers, including some of the largest companies in China. The VIEs did not recognize any revenue during 2020 from the relationship with the China Business Partner.

During the year ended December 31, 2021, the same VIE advanced another $2.4 million to the China Business Partner pursuant to the agreement entered into in 2020. We initially determined that such advances by the VIE were effectively marketing costs because realizability of the advanced amounts was uncertain given the lack of a formalized business relationship with the China Business Partner and the nature of the use of funds. As a result, the VIE initially recorded the advances to our China Business Partner in Sales and marketing expense.

As of December 31, 2021, as a result of the China Business Partner’s repayment of the amounts we advanced to it (see Note 19), the VIE recorded the $3.9 million repayment received subsequent to December 31, 2021 in Other receivables, with $2.4 million of the repayment reducing sales and marketing expense for the 2021 advances and $1.5 million of the repayment shown as a recovery of marketing expense initially incurred during 2020 related to that year’s advances.

Also, for the year ended December 31, 2021, the VIEs recognized approximately $3.8 million of revenue from the relationship with the China Business Partner.

Table of Contents	F - 34	Financial Statement Index

NOTE 18. CONSOLIDATING FINANCIAL SCHEDULES

Please see Note 1 for information regarding our corporate structure and our relationship to the VIEs.

Consolidating Balance Sheets (Unaudited)
December 31, 2021
($ in thousands)

	Corporate & Non-VIE Entities	VIEs	Eliminating Entries	Consolidated Total
Assets
Cash	$13,947	$240	$—	$14,187
Trade accounts receivable, net	33	10,234	—	10,267
Inventory, net	1,288	58	—	1,346
Investment in marketable securities	42,349	—	—	42,349
Prepaid expense and other current assets	1,838	4,525	—	6,363
Total current assets	59,455	15,057	—	74,512
Property and equipment, net	357	—	—	357
Operating lease assets	113	81	—	194
Investment in VIEs	7,182	—	(7,182)	—
Investment in unconsolidated affiliate	—	—	—	—
Other long-term assets	416	24	—	440
Total assets	$67,523	$15,162	$(7,182)	$75,503
Liabilities
Accounts payable	$3,619	$6,475	$—	$10,094
Accrued expense and other current liabilities	3,380	2,583	—	5,963
Contract liability	411	165	—	576
Notes payable, net of unamortized discount and debt issuance cost	27,811	—	—	27,811
Total current liabilities	35,221	9,223	—	44,444
Operating lease liabilities, long-term	25	—	—	25
Total liabilities	35,246	9,223	—	44,469

Stockholders’ Equity (Deficit)
Preferred stock	—	—	—	—
Common stock	105	163	(163)	105
Additional paid-in-capital	364,239	28,310	(28,310)	364,239
Accumulated other comprehensive income	973	(1,268)	25	(270)
Accumulated deficit	(333,040)	(21,266)	21,266	(333,040)
Total stockholders’ equity (deficit)	32,277	5,939	(7,182)	31,034
Total liabilities and stockholders’ equity (deficit)	$67,523	$15,162	$(7,182)	$75,503

Table of Contents	F - 35	Financial Statement Index

Consolidating Statement of Operations (Unaudited)
Year Ended December 31, 2021
($ in thousands)

	Corporate & Non-VIE Entities	VIEs	Eliminating Entries	Consolidated Total
Revenue	$4,040	$11,950	$—	$15,990
Cost and expense
Cost of revenue (excluding depreciation and amortization)	2,185	9,270	—	11,455
Sales and marketing	690	281	—	971
Recovery of marketing expense	—	(1,530)		(1,530)
Technology and development	2,918	1,774	—	4,692
General and administrative	13,323	797	—	14,120
Depreciation and amortization	143	48	—	191
Total cost and expense	19,259	10,640	—	29,899
Operating loss	(15,219)	1,310	—	(13,909)
Other income (expense)
Interest expense	(2,298)	(10)	—	(2,308)
Other income (expense), net	(598)	6	—	(592)
Change in fair value of warrant liability	123	—	—	123
Gain on investment revaluation	43,642	—	—	43,642
Gain on debt extinguishment	425	—	—	425
Gain on lease termination	—	—	—	—
Other gain (loss), net	90	10	—	100
Share in income (loss) of VIEs	1,307	—	(1,307)	—
Total other income, net	42,691	6	(1,307)	41,390
Income (loss) from operations	$27,472	$1,316	$(1,307)	$27,481
Provision for income taxes	—	(9)	—	(9)
Net income (loss)	$27,472	$1,307	$(1,307)	$27,472

Table of Contents	F - 36	Financial Statement Index

Consolidating Statement of Cash Flows (Unaudited)
Year Ended December 31, 2021
($ in thousands)

	Corporate & Non-VIE Entities	VIEs	Eliminating Entries	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$27,472	$1,307	$(1,307)	$27,472
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(123)	—	—	(123)
Depreciation, amortization and impairments	143	48	—	191
Share-based compensation	4,060	—	—	4,060
Amortization of debt issuance costs and discount	880	—	—	880
Gain on investment revaluation	(43,642)	—	—	(43,642)
Gain on debt extinguishment	(425)	—	—	(425)
Share in net loss (income) of VIEs	(1,307)	—	1,307	—
Financing cost of converting note payable to common stock	44	—	—	44
Provision for doubtful accounts	—	297	—	297
Other	314	(284)	—	30
Changes in operating assets and liabilities:
Accounts receivable	144	(5,877)	—	(5,733)
Inventory	(527)	54	—	(473)
Prepaid expenses and other assets	140	(4,260)	—	(4,120)
Operating lease assets	98	195	—	293
Accounts payable, accrued expense and other liabilities	(865)	1,832	—	967
Contract liability	256	21	—	277
Operating lease liabilities	(90)	(79)	—	(169)
Net cash used in operating activities	$(13,428)	$(6,746)	$—	$(20,174)
Cash flows from investing activities:
Proceeds from investment	2,322	—	—	2,322
Purchases of property, equipment and software	(223)	—	—	(223)
Other cash outflows from VIEs, net	(6,710)	—	6,710	—
Net cash provided by (used in) investing activities	(4,611)	—	6,710	2,099
Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,692	—	—	5,692
Proceeds from debt issuance	32,216	—	—	32,216
Repayments of debt	(6,500)	—	—	(6,500)
Other cash inflows from non-VIEs, net	—	6,710	(6,710)	—
Net cash provided by financing activities	31,408	6,710	(6,710)	31,408
Net change in cash	13,369	(36)	—	13,333
Cash:
Beginning of period	578	276	—	854
End of period	$13,947	$240	$—	$14,187

Table of Contents	F - 37	Financial Statement Index

NOTE 19. SUBSEQUENT EVENTS

On January 4, 2022, we repaid $3.7 million of principal, plus $0.4 million of accrued interest, on the Mudrick Loans.

On January 25, 2022, our China Business Partner repaid the entire $3.9 million that had been advanced by one of the VIEs pursuant to the agreement such VIE had executed with the China Business Partner in 2020.

Table of Contents	F - 38	Financial Statement Index