Form 10-Q
period 2022-03-31
REMARK HOLDINGS, INC.
filed 2022-05-16
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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

As of May 12, 2022, a total of 105,157,769 shares of our common stock were outstanding.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”) include “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, “our”). You will find forward-looking statements principally in the sections entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements are identifiable by words or phrases indicating that Remark or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should,” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that we are “positioned” for a particular result, or similarly-stated expectations. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report or such other report, release, presentation, or statement.

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

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$2,691	$14,187
Trade accounts receivable, net	11,293	10,267
Inventory, net	1,492	1,346
Investment in marketable securities	21,444	42,349
Prepaid expense and other current assets	8,273	6,363
Total current assets	45,193	74,512
Property and equipment, net	1,274	357
Operating lease assets	246	194
Other long-term assets	403	440
Total assets	$47,116	$75,503
Liabilities
Accounts payable	$10,099	$10,094
Accrued expense and other current liabilities	5,201	5,963
Contract liability	432	576
Notes payable, net of unamortized discount and debt issuance cost of $1,095 and $2,189 at March 31, 2022 and December 31, 2021, respectively	25,208	27,811
Total current liabilities	40,940	44,444
Operating lease liabilities, long-term	55	25
Total liabilities	40,995	44,469

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 105,157,769 shares issued and outstanding at each of March 31, 2022 and December 31, 2021	105	105
Additional paid-in-capital	364,753	364,239
Accumulated other comprehensive income	(268)	(270)
Accumulated deficit	(358,469)	(333,040)
Total stockholders’ equity	6,121	31,034
Total liabilities and stockholders’ equity	$47,116	$75,503

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue, including $2.2 million from China Business Partner (See Note 13)	$4,667	$4,406
Cost and expense
Cost of revenue (excluding depreciation and amortization)	4,270	2,752
Sales and marketing	148	1,001
Technology and development	455	1,550
General and administrative	3,939	2,697
Depreciation and amortization	41	66
Total cost and expense	8,853	8,066
Operating loss	(4,186)	(3,660)
Other income (expense)
Interest expense	(2,186)	(235)
Change in fair value of warrant liability	—	(1,610)
Loss on investment	(19,056)	—
Other gain (loss), net	(1)	44
Total other expense, net	(21,243)	(1,801)
Net loss	$(25,429)	$(5,461)
Other comprehensive income
Foreign currency translation adjustments	2	42
Comprehensive loss	$(25,427)	$(5,419)

Weighted-average shares outstanding, basic and diluted	105,157,769	99,758,589

Net loss per share, basic and diluted	$(0.24)	$(0.05)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except number of shares)

	Three Months Ended March 31, 2022
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	105,157,769	$105	$364,239	$(270)	$(333,040)	$31,034
Net loss	—	—	—	—	(25,429)	(25,429)
Share-based compensation	—	—	514	—	—	514
Foreign currency translation	—	—	—	2	—	2
Balance at March 31, 2022	105,157,769	$105	$364,753	$(268)	$(358,469)	$6,121

	Three Months Ended March 31, 2021
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2020	99,505,041	$100	$351,546	$(226)	$(360,512)	$(9,092)
Net loss	—	—	—	—	(5,461)	(5,461)
Share-based compensation	—	—	20	—	—	20
Equity instrument exercises	411,900	—	821	—	—	821
Foreign currency translation	—	—	—	42	—	42
Balance at March 31, 2021	99,916,941	$100	$352,387	$(184)	$(365,973)	$(13,670)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,429)	$(5,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	1,610
Depreciation, amortization and impairments	41	66
Share-based compensation	429	267
Amortization of debt issuance costs and discount	1,095	63
Loss on investment in marketable securities	19,056	—
Other	43	37
Changes in operating assets and liabilities:
Accounts receivable	(1,052)	(2,938)
Inventory	(146)	(795)
Prepaid expense and other assets	(1,895)	566
Operating lease assets	(52)	90
Accounts payable, accrued expense and other liabilities	(666)	968
Contract liability	(142)	48
Operating lease liabilities	30	(49)
Net cash used in operating activities	(8,688)	(5,528)
Cash flows from investing activities:
Proceeds from sale of investment	1,849	—
Purchases of property, equipment and software	(10)	(11)
Payment of amounts capitalized to software in progress	(949)	—
Net cash provided by (used in) investing activities	890	(11)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	821
Proceeds from debt issuance	—	4,770
Repayments of debt	(3,698)	—
Net cash provided by (used in) financing activities	(3,698)	5,591
Net change in cash	(11,496)	52
Cash:
Beginning of period	14,187	854
End of period	$2,691	$906

Supplemental cash flow information:
Cash paid for interest	$1,092	$—

Supplemental schedule of non-cash investing and financing activities:
Accrual of debt issuance cost	$—	$285
Change in liability for China Cash Bonuses (Note 12)	$84	$248

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

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

Table of Contents	5	Financial Statement Index

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

Table of Contents	6	Financial Statement Index

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

Risks of Doing Business in China

We are subject to certain legal and operational risks associated with having a significant portion of our operations in China. Chinese laws and regulations governing our current business operations, including the enforcement of such laws and regulations, are sometimes vague and uncertain and can change quickly with little advance notice. The Chinese government may intervene or influence our operations and the operations of the VIEs at any time and may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significant limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or become worthless. Recently, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of variable interest entities, data security and anti-monopoly concerns. As of the date of this Form 10-Q, neither we nor the VIEs have been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor has any of them received any inquiry, notice or sanction. As of the date of this Form 10-Q, no relevant laws or regulations in China explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) for any securities listing. As of the date of this Form 10-Q, neither we nor the VIEs have received any inquiry, notice, warning or sanctions regarding our planned overseas listing from the CSRC or any other Chinese governmental authorities relating to securities listings. However, since these statements and regulatory actions are newly published, official guidance and related implementation rules have not been issued. It is highly uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange.

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

Table of Contents	7	Financial Statement Index

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

COVID-19

Our consolidated financial statements for the three months ended March 31, 2022 were impacted by the effects of the COVID-19 pandemic. The response to the COVID-19 pandemic will likely continue to adversely affect our business and financial results, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. The COVID-19 pandemic caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Varying degrees of preventative measures are still in place in China and other parts of the world, including city-wide lockdowns, travel restrictions, closures of non-essential businesses and other quarantine measures. In particular, the preventative measures in China as a result of the Chinese government’s “Zero-COVID” policy have significantly limited the operational capabilities of the VIEs. Many cities across large swaths of China have recently been fully or partially locked down for weeks or even months, including economically significant regions such as Shanghai. Such lockdowns have had a material adverse impact on our business and we expect them to continue to have a material adverse impact on our business at least through the second quarter of 2022.

Table of Contents	8	Financial Statement Index

The full extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including resurgences and further spread of existing or new COVID-19 variants, the duration of any remaining preventative measures implemented by domestic and foreign governments, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. The pandemic-related situation continues to change rapidly, and additional impacts of which we are not currently aware may arise. We are closely monitoring worldwide developments and are continually assessing the potential impact on our business.

Going Concern

During the three months ended March 31, 2022, and in each fiscal year since our inception, we have incurred operating losses which have resulted in an accumulated deficit of $358.5 million within stockholders’ equity as of March 31, 2022. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $8.7 million during the three months ended March 31, 2022. As of March 31, 2022, our cash balance was $2.7 million.

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

We intend to fund our future operations and meet our financial obligations through revenue growth from our AI offerings, as well as through sales of our thermal-imaging products. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q. As a result, we are actively evaluating strategic alternatives including debt and equity financings and potential sales of investment assets.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include the effects of the COVID-19 pandemic, regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months with existing cash and based on the probable success of one or more of the following plans:

•develop and grow new product line(s)

•monetize existing assets

•obtain additional capital through debt and/or equity issuances.

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to May 16, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2022, with the audited Consolidated Balance Sheet amounts as of December 31, 2021 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in

Table of Contents	9	Financial Statement Index

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

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of March 31, 2022, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

We maintain cash balances in United States dollars (“USD”) and British pounds (“GBP”), while the VIEs maintain cash balances in USD, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	March 31, 2022	December 31, 2021
Cash denominated in:
USD	$2,161	$13,278
RMB	103	259
GBP	422	644
HKD	5	6
Total cash	$2,691	$14,187

We maintain substantially all of our USD-denominated cash at a U.S. financial institution where the balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however, our cash balances may exceed the FDIC-

Table of Contents	10	Financial Statement Index

insured limit. As of March 31, 2022, we do not believe we have any significant concentrations of credit risk, although approximately $1.8 million of our USD-denominated cash balance exceeded the FDIC-insured limit. Cash held by our non-U.S. subsidiaries and the VIEs is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further develop our business in China could exceed original estimates.

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

Table of Contents	11	Financial Statement Index

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2022	2021
Exchange rates at March 31st:
GBP:USD	1.313	—
RMB:USD	0.158	0.152
HKD:USD	0.128	0.129

Average exchange rate during the three months ended March 31st:
RMB:USD	0.158	0.154
GBP:USD	1.317	—

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

Other

We generate revenue from other sources, such as from advertising and marketing services or e-commerce activity in which we sell goods to our customers. We recognize the revenue from these contracts at the point in time when we transfer control of the good sold to the customer or when we deliver the promised promotional materials or media content. Substantially all of our contracts with customers that generate Other revenue are completed within one year or less.

Table of Contents	12	Financial Statement Index

Inventory

We and the VIEs use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated sales forecasts. At March 31, 2022 and December 31, 2021, reserve for inventory was $0.9 million and $1.0 million, respectively.

Internal Use Software

We acquire or develop applications and other software that help us meet our internal needs with respect to operating our business. For such projects, planning cost and other costs related to the preliminary project stage, as well as costs incurred for post-implementation activities, are expensed as incurred. We capitalize costs incurred during the application development phase only when we believe it is probable the development will result in new or additional functionality. The types of costs capitalized during the application development phase include fees incurred with third parties for consulting, programming and other development activities performed to complete the software. We amortize our internal use software on a straight-line basis over an estimated useful life of three years. If we identify any internal use software to be abandoned, the cost less the accumulated amortization, if any, is recorded as amortization expense. Once we have fully amortized internal use software costs that we capitalized, we remove such amounts from their respective accounts.

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

For the three months ended March 31, 2022 and 2021, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive.

Securities which may have affected the calculation of diluted earnings per share for the years ended March 31, 2022 and 2021 if their effect had been dilutive include 14,330,565 and 9,528,965 outstanding stock options, respectively, and 10,114,408 and 40,000 outstanding stock warrants, respectively.

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

Table of Contents	13	Financial Statement Index

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

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by category of products and services (in thousands):

	Three Months Ended March 31,
	2022	2021
AI-based products and services, including $2.2 million from China Business Partner (See Note 13)	$4,546	$4,020
Other	121	386
Revenue	$4,667	$4,406

The following table presents a disaggregation of our revenue by country (in thousands):

	Three Months Ended March 31,
	2022	2021
China	$4,554	$4,020
United States	113	386
Revenue	$4,667	$4,406

Table of Contents	14	Financial Statement Index

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the three months ended March 31, 2022, our contract liability changed only as a result of routine business activity.

During the three months ended March 31, 2022 and 2021, the amount of revenue we recognized that was included in the beginning balance of Contract liability was not material.

During the three months ended March 31, 2022 and 2021, we did not recognize revenue from performance obligations that were satisfied in previous periods.

NOTE 4. TRADE ACCOUNTS RECEIVABLE

	March 31, 2022	December 31, 2021
Gross accounts receivable balance	$12,563	$11,551
Allowance for bad debt	(1,270)	(1,284)
Accounts receivable, net	$11,293	$10,267

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to the VIEs’ AI projects, including $2.7 million of trade receivables from projects related to work with our China Business Partner (see Note 13 for more information regarding our China Business Partner and related accounting), represent 99% of our gross trade receivables.

Table of Contents	15	Financial Statement Index

NOTE 5. INVESTMENT

In 2009, we co-founded a U.S.-based venture, Sharecare, Inc. (“Legacy Sharecare”), to build a web-based platform that simplifies the search for health and wellness information. The other co-founders of Legacy Sharecare were Dr. Mehmet Oz, HARPO Productions, Discovery Communications, Jeff Arnold and Sony Pictures Television. At December 31, 2021, we reported our $1.0 million investment in Legacy Sharecare as an investment in unconsolidated affiliate.

On July 1, 2021, Legacy Sharecare completed a business combination with Falcon Capital Acquisition Corp., a special purpose acquisition company, as a result of which the common stock of the surviving entity of such business combination (“New Sharecare”) became listed on the Nasdaq Stock Market LLC. In connection with the completion of such business combination, the shares of common stock of Legacy Sharecare that we held immediately prior to the business combination converted into approximately $2.3 million in cash and approximately 9.4 million shares of common stock of New Sharecare. We do not maintain a seat on the board of directors of New Sharecare. The cash received was recorded as a realized gain on the investment, and the investment is revalued at fair value at the end of each reporting period using the closing sales price of the shares on the principal securities exchange on which such shares are then traded.

As of March 31, 2022 and December 31, 2021, the value of our investment in New Sharecare was $21.4 million and $42.3 million, respectively, based upon the closing stock price of New Sharecare, an input we classify in Level 1 of the fair value hierarchy, on such dates. We sold 750,000 shares of New Sharecare during the three months ended March 31, 2022 for cash of $1.8 million. The total loss on investment during the three months ended March 31, 2022 was as follows:

Realized loss	$1,518
Unrealized loss	17,538
Total loss	$19,056

NOTE 6. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	March 31, 2022	December 31, 2021
Receivable from China Business Partner	$—	$3,980
Deferred cost of revenue	4,764	589
Other receivables	1,850	9
Prepaid expense	1,396	1,558
Deposits	257	221
Other current assets	6	6
Total	$8,273	$6,363

Table of Contents	16	Financial Statement Index

NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	March 31, 2022	December 31, 2021
Computers and equipment	3	1,140	1,133
Furniture and fixtures	3	42	42
Software	3	5,068	5,055
Leasehold improvements	3	195	196
Software development in progress		1,085	128
Total property, equipment and software		$7,530	$6,554
Less accumulated depreciation		(6,256)	(6,197)
Total property, equipment and software, net		$1,274	$357

For the three months ended March 31, 2022 and 2021, there was a de minimis amount of depreciation (and amortization of software) expense and $0.1 million of depreciation (and amortization of software) expense, respectively.

NOTE 8. LEASES

We and the VIEs lease office space under contracts we classify as operating leases. None of our leases are financing leases.

The following table presents the detail of our lease expense, which is reported in General and administrative expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$72	$355
Short-term lease expense	437	7
Lease expense	$509	$362

We reported within operating cash flows for the three months ended March 31, 2022 and 2021, $0.2 million and $0.1 million, respectively, of cash paid for amounts included in the measurement of operating lease liabilities.

As of March 31, 2022, our operating leases had a weighted-average remaining lease term of approximately 16 months, and we used a weighted-average discount rate of approximately 13% to measure our operating lease liabilities.

Table of Contents	17	Financial Statement Index

Maturity of Lease Liabilities

The following table presents information regarding the maturities of undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our March 31, 2022 Consolidated Balance Sheet (in thousands):

Operating lease liabilities maturing during the next:
One year	$228
Two years	59
Total undiscounted cash flows	$287
Present value of cash flows	$264

Lease liabilities on balance sheet:
Short-term (included in accrued expenses)	$209
Long-term	55
Total lease liabilities	$264

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

NOTE 9. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation and benefit-related expense	$629	$821
Accrued interest	374	385
Other accrued expense	1,336	1,673
Other payables	2,299	2,324
Operating lease liability - current	209	187
China Cash Bonuses	354	439
Other current liabilities	—	134
Total	$5,201	$5,963

Table of Contents	18	Financial Statement Index

NOTE 10. DEBT

Short-Term Debt

The following table presents our notes payable (in thousands) as of:

	March 31, 2022	December 31, 2021
Principal balance of Mudrick Loans	$26,303	$30,000
Unamortized discount and debt issuance cost	(1,095)	(2,189)
Notes payable, net of unamortized discount and debt issuance cost	$25,208	$27,811

On December 3, 2021, we entered into senior secured loan agreements (the “Mudrick Loan Agreements”) with certain of our subsidiaries as guarantors (the “Guarantors”) and certain institutional lenders affiliated with Mudrick Capital Management, LP (collectively “Mudrick”), pursuant to which Mudrick extended credit to us consisting of term loans in the aggregate principal amount of $30.0 million (the “Mudrick Loans”). The Mudrick Loans bear interest at 16.5% per annum, which shall be payable on the last business day of each month commencing on December 31, 2021. All amounts outstanding under the Mudrick Loans, including all accrued and unpaid interest, will be due and payable in full on July 31, 2022. To secure the payment and performance of the obligations under the Mudrick Loan Agreements, we, together with the Guarantors, have granted to TMI Trust Company, as the collateral agent for the benefit of Mudrick, a first priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions. The Mudrick Loan Agreements contain representations, warranties, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Mudrick Loan Agreements may result in the principal amount outstanding and unpaid interest thereon becoming immediately due and payable. In connection with our entry into the Mudrick Loan Agreements, we paid to Mudrick an upfront fee equal to 5.0% of the amount of the Mudrick Loans, which was netted against the drawdown of the Mudrick Loans and recorded as a discount of $1.5 million, and recorded debt issuance cost totaling $1.1 million. We are amortizing the discount on the Mudrick Loans and the debt issuance cost over the life of the Mudrick Loans and, during the three months ended March 31, 2022, we amortized $1.1 million of such discount and debt issuance cost. See Note 15 for information on a subsequent principal payment on the Mudrick Loans.

NOTE 11. COMMITMENTS AND CONTINGENCIES

At March 31, 2022, we had no material commitments outside the normal course of business.

Contingencies

As of March 31, 2022, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

Registration Rights Agreement

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

Table of Contents	19	Financial Statement Index

Armistice Resale Registration Statement. As a result, we accrued $0.6 million at December 31, 2021, representing our best estimate of the liquidated damages we will be required to pay until the SEC declares the Armistice Resale Registration Statement effective or until our registration obligations in the Armistice Registration Rights Agreement terminate. The Armistice Registration Rights Agreement caps such liquidated damages at $1.0 million.

NOTE 12. STOCKHOLDERS' EQUITY, SHARE-BASED COMPENSATION AND NET LOSS PER SHARE

Warrants

The following table summarizes information related to our equity-classified stock warrant issuances as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	10,114,408	$4.01	4.7	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at March 31, 2022	10,114,408	$4.01	4.4	$—

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	14,839,020	$3.30	6.1	$159
Granted	80,614	0.77
Exercised	—	—
Forfeited, cancelled or expired	(27,500)	1.40
Outstanding at March 31, 2022	14,892,134	$3.29	5.8	$81

Exercisable at December 31, 2021	12,776,520	3.62	5.7	$957
Exercisable at March 31, 2022	13,261,634	3.53	5.5	$81

The following table summarizes activity related to our liability-classified China Cash Bonuses as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,036,000	$3.97	5.4	$159
Forfeited, cancelled or expired	—	—
Outstanding at March 31, 2022	1,036,000	$3.97	5.0	$—

Exercisable at December 31, 2021	886,000	4.41	4.9	$—
Exercisable at March 31, 2022	916,000	4.31	4.5	$—

The following table presents the change in the liability associated with our China Cash Bonuses included in Accrued expense and other current liabilities (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2022	2021
Balance at beginning of period	$439	$679
Share-based compensation expense related to China Cash Bonuses	(85)	(240)
Balance at end of period	$354	$439

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

Table of Contents	21	Financial Statement Index

On July 8, 2021, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 175,000,000, and we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on July 9, 2021 to reflect this amendment, which became effective immediately upon filing.

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

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$514	$19
China Cash Bonuses	(85)	248
Total	$429	$267

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

The following table presents information regarding unrecognized share-based compensation cost associated with stock options and China Cash Bonuses:

March 31, 2022
Unrecognized share-based compensation cost for non-vested awards (in thousands):
Stock options	1,564
China Cash Bonuses	63
Weighted-average years over which unrecognized share-based compensation expense will be recognized:
Stock options	0.8
China Cash Bonuses	0.8

NOTE 13. CHINA BUSINESS PARTNER

We and the VIEs interact with an unrelated entity (the “China Business Partner”) in more than one capacity. Firstly, since 2020, one of the VIEs has been working with the China Business Partner to earn revenue by obtaining business from some of the largest companies in China. Secondly, our artificial intelligence business in the U.S. has, to date, purchased substantially all of its inventory from a subsidiary of the China Business Partner which manufactures certain equipment to our specifications; though, during the quarter ended March 31, 2022, we did not make a material amount of such purchases. In addition, a member of our senior leadership team maintains a role in the senior management structure of the China Business Partner.

During the prior years, one of the VIEs advanced an aggregate of approximately $4.0 million to the China Business Partner pursuant to an agreement between the two entities. Under the executed agreement, the VIE had an obligation to advance as much as an aggregate amount of $5.1 million over the loan term of five years, and the VIE could elect to convert amounts due to it under the agreement into equity of the China Business Partner upon any equity financing the China Business Partner undertook during the term of the agreement. The business purpose for the advances was to allow the China Business Partner to purchase and modify hardware to integrate with our software and market such integrated product to potential customers, including some of the largest companies in China. During the period ended March 31, 2022, the China Business Partner repaid the advances in full.

Table of Contents	22	Financial Statement Index

During the three months ended March 31, 2022, the VIEs recognized approximately $2.2 million of revenue from the relationship with the China Business Partner, which amount was recorded in accounts receivable.

Table of Contents	23	Financial Statement Index

NOTE 14. CONSOLIDATING FINANCIAL SCHEDULES

Please see Note 1 for information regarding our corporate structure and our relationship to the VIEs.

Consolidating Balance Sheets (Unaudited)
March 31, 2022
($ in thousands)

	Corporate & Non-VIE Entities	VIEs	Eliminating Entries	Consolidated Total
Assets
Cash	$2,604	$87	$—	$2,691
Trade accounts receivable, net	4	11,289	—	11,293
Inventory, net	1,433	59	—	1,492
Investment in marketable securities	21,444	—	—	21,444
Prepaid expense and other current assets	3,520	4,753	—	8,273
Total current assets	29,005	16,188	—	45,193
Property and equipment, net	1,272	2	—	1,274
Operating lease assets	92	154	—	246
Investment in VIEs	9,011	—	(9,011)	—
Other long-term assets	375	28	—	403
Total assets	$39,755	$16,372	$(9,011)	$47,116
Liabilities
Accounts payable	$4,244	$5,855	$—	$10,099
Accrued expense and other current liabilities	2,612	2,589	—	5,201
Contract liability	306	126	—	432
Notes payable, net of unamortized discount and debt issuance cost	25,208	—	—	25,208
Total current liabilities	32,370	8,570	—	40,940
Operating lease liabilities, long-term	—	55	—	55
Total liabilities	32,370	8,625	—	40,995

Stockholders’ Equity
Preferred stock	—	—	—	—
Common stock	105	163	(163)	105
Additional paid-in-capital	364,753	30,368	(30,368)	364,753
Accumulated other comprehensive income	996	(1,289)	25	(268)
Accumulated deficit	(358,469)	(21,495)	21,495	(358,469)
Total stockholders’ equity	7,385	7,747	(9,011)	6,121
Total liabilities and stockholders’ equity	$39,755	$16,372	$(9,011)	$47,116

Table of Contents	24	Financial Statement Index

Consolidating Statement of Operations (Unaudited)
Three Months Ended March 31, 2022
($ in thousands)

	Corporate & Non-VIE Entities	VIEs	Eliminating Entries	Consolidated Total
Revenue	$181	$4,653	$(167)	$4,667
Cost and expense
Cost of revenue (excluding depreciation and amortization)	44	4,226	—	4,270
Sales and marketing	53	95	—	148
Technology and development	(19)	474	—	455
General and administrative	4,012	94	(167)	3,939
Depreciation and amortization	41	—	—	41
Total cost and expense	4,131	4,889	(167)	8,853
Operating loss	(3,950)	(236)	—	(4,186)
Other income (expense)
Interest expense	(2,186)	—	—	(2,186)
Loss on investment	(19,056)	—	—	(19,056)
Other gain (loss), net	(8)	7	—	(1)
Share in income (loss) of VIEs	(229)	—	229	—
Total other income, net	(21,479)	7	229	(21,243)
Net income (loss)	$(25,429)	$(229)	$229	$(25,429)

Table of Contents	25	Financial Statement Index

Consolidating Statement of Cash Flows (Unaudited)
Three Months Ended March 31, 2022
($ in thousands)

	Corporate & Non-VIE Entities	VIEs	Eliminating Entries	Consolidated Total
Cash flows from operating activities:
Net loss	$(25,429)	$(229)	$229	$(25,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairments	41	—	—	41
Share-based compensation	429	—	—	429
Amortization of debt issuance costs and discount	1,095	—	—	1,095
Gain on investment revaluation	19,056	—	—	19,056
Share in net loss (income) of VIEs	229	—	(229)	—
Other	41	2	—	43
Changes in operating assets and liabilities:
Accounts receivable	29	(1,081)	—	(1,052)
Inventory	(145)	(1)	—	(146)
Prepaid expenses and other assets	(1,641)	(254)	—	(1,895)
Operating lease assets	21	(73)	—	(52)
Accounts payable, accrued expense and other liabilities	(76)	(590)	—	(666)
Contract liability	(104)	(38)	—	(142)
Operating lease liabilities	(25)	55	—	30
Net cash used in operating activities	$(6,479)	$(2,209)	$—	$(8,688)
Cash flows from investing activities:
Proceeds from investment	1,849	—	—	1,849
Purchases of property, equipment and software	(8)	(2)	—	(10)
Payment of amounts capitalized to software in progress	(949)	—	—	(949)
Other cash outflows from VIEs, net	(2,058)	—	2,058	—
Net cash provided by (used in) investing activities	(1,166)	(2)	2,058	890
Cash flows from financing activities:
Repayments of debt	(3,698)	—	—	(3,698)
Other cash inflows from non-VIEs, net	—	2,058	(2,058)	—
Net cash provided by financing activities	(3,698)	2,058	(2,058)	(3,698)
Net change in cash	(11,343)	(153)	—	(11,496)
Cash:
Beginning of period	13,947	240	—	14,187
End of period	$2,604	$87	$—	$2,691

Table of Contents	26	Financial Statement Index

NOTE 15. SUBSEQUENT EVENTS

On April 4, 2022, we repaid $2.5 million of principal on the Mudrick Loans.

Table of Contents	27	Financial Statement Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 in conjunction with our consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this Form 10-Q.

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

Table of Contents	28	Financial Statement Index

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

Table of Contents	29	Financial Statement Index

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

Risks of Doing Business in China

We are subject to certain legal and operational risks associated with having a significant portion of our operations in China. Chinese laws and regulations governing our current business operations, including the enforcement of such laws and regulations, are sometimes vague and uncertain and can change quickly with little advance notice. The Chinese government may intervene or influence our operations and the operations of the VIEs at any time and may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significant limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or become worthless. Recently, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of variable interest entities, data security and anti-monopoly concerns. As of the date of this Form 10-Q, neither we nor the VIEs have been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor has any of them received any inquiry, notice or sanction. As of the date of this Form 10-Q, no relevant laws or regulations in China explicitly require us to seek approval from the CSRC for any securities listing. As of the date of this Form 10-Q, neither we nor the VIEs have received any inquiry, notice, warning or sanctions regarding our planned overseas listing from the CSRC or any other Chinese governmental authorities relating to securities listings. However, since these statements and regulatory actions are newly published, official guidance and related implementation rules have not been issued. It is highly uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange.

As of the date of this 10-Q, we and the VIEs are not required to seek permissions from the CSRC, the CAC, or any other entity that is required to approve of the operations of the VIEs. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us, our subsidiaries or the VIEs to obtain permissions from such regulatory authorities to approve the operations of the VIEs or any securities listing.

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

Table of Contents	30	Financial Statement Index

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

Table of Contents	31	Financial Statement Index

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

Table of Contents	32	Financial Statement Index

temperature that may require secondary screening. In addition to thermal scanning, we can customize our AI software embedded in the rPad to perform additional safety and security functions including identifying persons for authorized entry.

Other Businesses

Though our focus remains on our AI and data analytics solutions, which produce substantially all of our revenue, we are also pursuing a refresh of our Bikini.com e-commerce business as well as the development of a metaverse that we believe will dovetail not only with the Bikini.com business, but also with other verticals to which we can apply our AI expertise and develop new revenue streams for our investors.

In addition to operating businesses, we maintain ownership of roughly 2.5 percent of the common stock of Sharecare, an established health and wellness platform with more than 100 million users. We continue to evaluate opportunities to monetize and maximize the value of this asset for our shareholders.

Overall Business Outlook

The innovative AI and data analytics solutions we and the VIEs already sell will continue to serve as the backbone of our efforts to expand our business not only in the Asia-Pacific region, where we believe there still are fast-growth AI market opportunities for our solutions, but also in the United States and Europe, where we see a tremendous number of requests for AI products and solutions in the workplace and public safety markets. We continue to pursue large business opportunities, but anticipating when, or if, we can close these opportunities is difficult. Quickly deploying our software solutions in the market segments we have identified, in which we may face a number of large, well-known competitors, is also difficult.

The response to the COVID-19 pandemic will likely continue to adversely affect our business and financial results, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. The COVID-19 pandemic caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Varying degrees of preventative measures are still in place in China and other parts of the world, including city-wide lockdowns, travel restrictions, closures of non-essential businesses and other quarantine measures. In particular, the preventative measures in China as a result of the Chinese government’s “Zero-COVID” policy have significantly limited the operational capabilities of the VIEs. Many cities across large swaths of China have recently been fully or partially locked down for weeks or even months, including economically significant regions such as Shanghai. Such lockdowns have had a material adverse impact on our business and we expect them to continue to have a material adverse impact on our business at least through the second quarter of 2022.

The full extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including resurgences and further spread of existing or new COVID-19 variants, the duration of any remaining preventative measures implemented by domestic and foreign governments, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. The pandemic-related situation continues to change rapidly, and additional impacts of which we are not currently aware may arise. We are closely monitoring worldwide developments and are continually assessing the potential impact on our business.

Business Developments During 2022

Despite the COVID-19 pandemic causing renewed lockdowns in China, which made it difficult for us to interact with our clients and vendors during the first quarter of 2022, we were able to complete several larger projects, including construction projects obtained through our China Business Partner and projects related to school campuses.

Table of Contents	33	Financial Statement Index

The following table presents our revenue categories as a percentage of total consolidated revenue during the years ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
AI-based products and services	97%	92%
Advertising and other	3%	8%

Table of Contents	34	Financial Statement Index

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2022, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2021 Form 10-K.

RESULTS OF OPERATIONS

The following tables summarize our operating results for the three months ended March 31, 2022, and the discussion following the table explains material changes in such operating results compared to the three months ended March 31, 2021.

(dollars in thousands)	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage
Revenue, including $2.2 million from China Business Partner	$4,667	$4,406	$261	6%

Cost of revenue	4,270	2,752	1,518	55%
Sales and marketing	148	1,001	(853)	(85)%
Technology and development	455	1,550	(1,095)	(71)%
General and administrative	3,939	2,697	1,242	46%
Depreciation and amortization	41	66	(25)	(38)%

Interest expense	(2,186)	(235)	(1,951)	830%
Other income	—	—	—
Change in fair value of warrant liability	—	(1,610)	1,610	(100)%
Loss on investment	(19,056)	—	(19,056)
Other gain (loss)	(1)	44	(45)	(102)%

Revenue and Cost of Revenue. During the three months ended March 31, 2022, the VIEs continued to complete more AI-related projects than in the same period of the prior year, including projects associated with the VIEs’ collaboration with an unrelated entity (the “China Business Partner”), resulting in $0.8 million more revenue. Decreases in U.S. revenue of approximately $0.2 million from our biosafety business and of approximately $0.3 million of advertising revenue partially offset the increased revenue from China.

The increase in cost of revenue during the three months ended March 31, 2022 was related to the VIEs’ completion of more new projects as described above.

Sales and marketing. The decrease in sales and marketing expense during the three months ended March 31, 2022 resulted because the three months ended March 31, 2021 included $0.6 million that one of our VIEs advanced to our China Business partner, and such amount was classified as marketing expense (see Note 13 in the Notes to Unaudited Condensed Consolidated Financial Statements).

Technology and development. Consulting fees decreased $0.6 million during the three months ended March 31, 2022, because we no longer needed certain third-party services after our acquisition, in an immaterial business combination, of our United Kingdom subsidiary. Additionally, the three months ended March 31, 2022 reflected a small decrease in our common

Table of Contents	35	Financial Statement Index

stock price while the same period of the prior year had a moderate increase in our common stock price, a situation that caused a $0.3 million decrease in share-based compensation expense related to our outstanding liability-classified China Cash Bonuses. Stock price is an input to the model we use to estimate the fair value of the China Cash Bonuses, and changes in stock price can cause large fluctuations in our estimates of fair value

General and administrative. The increase in general and administrative expense during the three months ended March 31, 2022 was primarily the result of a $0.5 million increase in share-based compensation resulting almost entirely from the recognition of the stock option issuances made in July 2020 for which an accounting grant date did not occur until July 2021. Also contributing to the increase was a $0.3 million increase in payroll and benefits, and a $0.2 million increase certain business development expenses as we work to expand our client base.

Interest expense. We executed a $30.0 million note payable in December 2021 which bears interest at 16.5%; such note payable was the primary cause of the increase in interest expense during the three months ended March 31, 2022. The same period of the prior year included significantly less debt principal outstanding, with such principal bearing lower interest rates than on the note payable we executed in December 2021.

Loss on investment in marketable securities. On July 1, 2021, as the result of a business combination involving Legacy Sharecare and New Sharecare, our equity in Legacy Sharecare converted into cash and shares of publicly traded common stock of New Sharecare (see Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements). As a result of the common stock of New Sharecare being traded on a national securities exchange, we were able to remeasure our investment at fair value, resulting in the loss of $19.1 million.

Change in fair value of warrant liability. After reclassifying our warrants to equity on August 31, 2021, we are no longer required to routinely remeasure them at fair value, while the three months ending March 31, 2021 included such a remeasurement.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the three months ended March 31, 2022, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $(358.5) million within stockholders’ equity as of March 31, 2022. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $8.7 million during the three months ended March 31, 2022. As of March 31, 2022, our cash balance was $2.7 million.

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

Table of Contents	36

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

We intend to fund our future operations and meet our financial obligations through revenue growth from our AI offerings, as well as through sales of our thermal-imaging products. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q. As a result, we are actively evaluating strategic alternatives including debt and equity financings and potential sales of investment assets.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include the effects of the COVID-19 pandemic, regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months with existing cash and based on the probable success of one or more of the following plans:

•develop and grow new product line(s)

•monetize existing assets

•obtain additional capital through equity issuances.

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to May 16, 2023.

Cash Flows - Operating Activities

During the three months ended March 31, 2022, we used $3.2 million more cash in operating activities than we did during the same period of the prior year. The increase in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

Investing activities during the three months ended March 31, 2022 provided $1.8 million in proceeds from the sale of a portion of our marketable securities.

Table of Contents	37

Cash Flows - Financing Activities

During the three months ended March 31, 2022, we repaid $3.7 million of the Mudrick Loans, while the prior year period’s financing activity included $4.8 million of net debt proceeds plus $0.8 million of proceeds from issuances of our common stock shares.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

Table of Contents	38

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses in our internal control over financial reporting related to: (i) insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our AI business in China, (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our AI business in China including accounts payable, accrued liabilities, payroll and fixed assets, and (iv) failure to retain documentary evidence of all inventory purchases and the insufficient evaluation of the impact of discounted sales transactions on the valuation of our inventory, all of which we described in our 2021 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

In our 2021 Form 10-K, we disclosed that management had determined that material weaknesses in our internal control over financial reporting (described above) existed. As of the date of this report, the implementation of the plan developed by management to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls continues. Such implementation has been slowed by various factors, including the COVID-19 pandemic. As a result, there was no change in our internal control over financial reporting during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A of our 2021 Form 10-K, which could materially affect our business, financial condition or operating results. The risks described in our 2021 Form 10-K are not the only risks we face. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

Table of Contents	39

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, we did not issue any unregistered equity securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None

Table of Contents	40

ITEM 6.    EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101
The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2022 and 2021; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

Table of Contents	41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	May 16, 2022	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	42