Form 10-Q
period 2022-06-30
REMARK HOLDINGS, INC.
filed 2022-08-15
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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

As of August 12, 2022, a total of 105,157,769 shares of our common stock were outstanding.

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

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$1,063	$14,187
Trade accounts receivable, net	9,483	10,267
Inventory, net	1,489	1,346
Investment in marketable securities	12,532	42,349
Prepaid expense and other current assets	6,812	6,363
Total current assets	31,379	74,512
Property and equipment, net	1,442	357
Operating lease assets	181	194
Other long-term assets	359	440
Total assets	$33,361	$75,503
Liabilities
Accounts payable	$8,568	$10,094
Advances from related parties	1,517	—
Accrued expense and other current liabilities	5,665	5,963
Contract liability	415	576
Notes payable, net of unamortized discount and debt issuance cost of $320 and $2,189 at June 30, 2022 and December 31, 2021, respectively	23,478	27,811
Total current liabilities	39,643	44,444
Long-term debt	—	—
Operating lease liabilities, long-term	40	25
Total liabilities	39,683	44,469

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 105,157,769 shares issued and outstanding at each of June 30, 2022 and December 31, 2021	105	105
Additional paid-in-capital	365,263	364,239
Accumulated other comprehensive loss	(692)	(270)
Accumulated deficit	(370,998)	(333,040)
Total stockholders’ equity (deficit)	(6,322)	31,034
Total liabilities and stockholders’ equity (deficit)	$33,361	$75,503
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, including amounts from China Business Partner (See Note 14)	$2,558	$4,016	$7,225	$8,422
Cost and expense
Cost of revenue (excluding depreciation and amortization)	1,847	2,252	6,117	5,004
Sales and marketing	188	398	336	1,399
Technology and development	508	1,305	963	2,855
General and administrative	3,933	2,482	7,872	5,179
Depreciation and amortization	37	49	78	115
Total cost and expense	6,513	6,486	15,366	14,552
Operating loss	(3,955)	(2,470)	(8,141)	(6,130)
Other income (expense)
Interest expense	(1,774)	(380)	(3,960)	(615)
Change in fair value of warrant liability	—	1,322	—	(288)
Loss on investment	(6,952)	—	(26,008)	—
Other gain (loss), net	152	(24)	151	20
Total other income (expense), net	(8,574)	918	(29,817)	(883)
Loss before income taxes	(12,529)	(1,552)	(37,958)	(7,013)
Provision for income taxes	—	(9)	—	(9)
Net loss	$(12,529)	$(1,561)	$(37,958)	$(7,022)
Other comprehensive income
Foreign currency translation adjustments	(424)	13	(422)	55
Comprehensive loss	$(12,953)	$(1,548)	$(38,380)	$(6,967)

Weighted-average shares outstanding, basic and diluted	105,157,769	99,917,452	105,157,769	99,838,456

Net loss per share, basic and diluted	$(0.12)	$(0.02)	$(0.36)	$(0.07)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except number of shares)

	Three Months Ended June 30, 2022
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2022	105,157,769	$105	$364,753	$(268)	$(358,469)	6,121
Net loss	—	—	—	—	(12,529)	(12,529)
Share-based compensation	—	—	510	—	—	510
Foreign currency translation	—	—	—	(424)	—	(424)
Balance at June 30, 2022	105,157,769	$105	$365,263	$(692)	$(370,998)	$(6,322)

	Three Months Ended June 30, 2021
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2021	99,916,941	$100	$352,387	$(184)	$(365,973)	$(13,670)
Net loss	—	—	—	—	(1,561)	(1,561)
Share-based compensation	—	—	6	—	—	6
Equity instrument exercises	2,000	—	1	—	—	1
Foreign currency translation	—	—	—	13	—	13
Balance at June 30, 2021	99,918,941	$100	$352,394	$(171)	$(367,534)	$(15,211)

	Six Months Ended June 30, 2022
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	105,157,769	$105	$364,239	$(270)	$(333,040)	$31,034
Net loss	—	—	—	—	(37,958)	(37,958)
Share-based compensation	—	—	1,024	—	—	1,024
Foreign currency translation	—	—	—	(422)	—	(422)
Balance at June 30, 2022	105,157,769	$105	$365,263	$(692)	$(370,998)	$(6,322)

	Six Months Ended June 30, 2021
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2020	99,505,041	$100	$351,546	$(226)	$(360,512)	$(9,092)
Net loss	—	—	—	—	(7,022)	(7,022)
Share-based compensation	—	—	25	—	—	25
Equity instrument exercises	413,900	—	823	—	—	823
Foreign currency translation	—	—	—	55	—	55
Balance at June 30, 2021	99,918,941	$100	$352,394	$(171)	$(367,534)	$(15,211)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(37,958)	$(7,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	288
Depreciation, amortization and impairments	78	115
Share-based compensation	759	98
Amortization of debt issuance costs and discount	1,870	182
Loss on investment in marketable securities	26,008	—
Loss on disposal of long-lived assets	—	30
Other	(25)	44
Changes in operating assets and liabilities:
Accounts receivable	221	(2,915)
Inventory	(146)	(1,051)
Prepaid expense and other assets	(601)	672
Operating lease assets	5	162
Accounts payable, accrued expense and other liabilities	(1,169)	2,942
Contract liability	(142)	280
Operating lease liabilities	18	(96)
Net cash used in operating activities	(11,082)	(6,271)
Cash flows from investing activities:
Proceeds from sale of investment	3,809	—
Purchases of property, equipment and software	(166)	(54)
Payment of amounts capitalized to software in progress	(999)	—
Net cash provided by (used in) investing activities	2,644	(54)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	823
Proceeds from debt issuance	—	4,770
Advances from related parties	1,517	—
Repayments of debt	(6,203)	—
Net cash provided by (used in) financing activities	(4,686)	5,593
Net change in cash	(13,124)	(732)
Cash:
Beginning of period	14,187	854
End of period	$1,063	$122

Supplemental cash flow information:
Cash paid for interest	$2,147	$—

Supplemental schedule of non-cash investing and financing activities:
Accrual of debt issuance cost	$—	$285
Change in liability for China Cash Bonuses (Note 12)	$265	$74

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2022 and 2021

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

We fund the registered capital and operating expenses of the VIEs on behalf of the shareholders of the VIEs by making advances to, or on behalf of, the VIEs. We believe that we are the primary beneficiary of the VIEs because the contractual arrangements governing the relationship between the VIEs and our WFOE, which include an exclusive call option agreement, exclusive business cooperation agreement, a proxy agreement and an equity pledge agreement, enable us to (i) exercise effective control over the VIEs, (ii) receive substantially all of the economic benefits of the VIEs, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIEs to the extent permitted by Chinese laws. Because these contractual arrangements with the VIEs provide us with the power to direct the activities of the VIEs, for accounting purposes we are the primary beneficiary of the VIEs and we have consolidated the financial results of the VIEs in our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCA Act”) was enacted on December 18, 2020. The HFCA Act states if the Securities and Exchange Commission (the “SEC”) determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the Public Company Accounting Oversight Board (the “PCAOB”) for three consecutive years beginning in 2021, the SEC shall prohibit such shares from being traded on a national securities exchange or in the over the counter trading market in the United States. On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determination that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by Chinese and Hong Kong authorities in those jurisdictions. The PCAOB has made such determination as mandated under the HFCA Act. Pursuant to each annual

Table of Contents	7	Financial Statement Index

determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our auditor, Weinberg & Company, an independent registered public accounting firm headquartered in the United States, is not subject to the determinations announced by the PCAOB on December 16, 2021. Our auditor is currently subject to PCAOB inspections and has been inspected by the PCAOB on a regular basis. However, if the PCAOB is unable to inspect the work papers of our accounting firm in the future, such lack of inspection could cause trading in our common stock to be prohibited under the HFCA Act, and as a result, an exchange may determine to delist our common stock. The delisting and the cessation of trading of our common stock, or the threat of our common stock being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. See “Risk Factors—Risks Relating to Doing Business in China—Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditors, and as a result, Nasdaq may determine to delist our securities.”

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

COVID-19

Our consolidated financial statements for the six months ended June 30, 2022 were impacted by the effects of the COVID-19 pandemic. The response to the COVID-19 pandemic will likely continue to adversely affect our business and financial results, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. The COVID-19 pandemic caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Varying degrees of preventative measures are still in place in China and other parts of the world, including city-wide lockdowns, travel restrictions, closures of non-essential businesses and other quarantine measures. In particular, the preventative measures in China as a result of the Chinese government’s “Zero-COVID” policy have significantly limited the operational capabilities of the VIEs. Many cities across large swaths of China have recently been fully or partially locked down for weeks or even months, including economically significant regions such as Shanghai. Such lockdowns have had a material adverse impact on our business and we expect them to continue to have a material adverse impact on our business at least through the third quarter of 2022.

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

Going Concern

During the six months ended June 30, 2022, and in each fiscal year since our inception, we have incurred operating losses which have resulted in a stockholders’ deficit of $6.3 million as of June 30, 2022. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $11.1 million during the six months ended June 30, 2022. As of June 30, 2022, our cash balance was $1.1 million.

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

Table of Contents	9	Financial Statement Index

We intend to fund our future operations and meet our financial obligations through revenue growth from our AI offerings, as well as through sales of our thermal-imaging products. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q. As a result, we are actively evaluating strategic alternatives including debt and equity financings and reactively pursuing the sale of our Bikini.com subsidiary.

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions (in particular, as a result of the COVID-19 pandemic, global supply chain disruptions, inflation and other cost increases, and the geopolitical conflict in Ukraine), will play primary roles in determining whether we can successfully obtain additional capital. We cannot be certain that we will be successful at raising additional capital or in selling our Bikini.com subsidiary.

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

•monetize Bikini.com

•obtain additional capital through debt and/or equity issuances.

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to August 15, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2022, with the audited Consolidated Balance Sheet amounts as of December 31, 2021 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of June 30, 2022, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

Consolidation

We include all of our subsidiaries and the VIEs in our condensed consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

Table of Contents	10	Financial Statement Index

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

We maintain cash balances in United States dollars (“USD”) and British pounds (“GBP”), while the VIEs maintain cash balances in USD, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	June 30, 2022	December 31, 2021
Cash denominated in:
USD	$186	$13,278
RMB	326	259
GBP	545	644
HKD	6	6
Total cash	$1,063	$14,187

We maintain substantially all of our USD-denominated cash at a U.S. financial institution where the balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of June 30, 2022, we do not believe we have any significant concentrations of credit risk. Cash held by our non-U.S. subsidiaries and the VIEs is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further develop our business in China could exceed original estimates.

Table of Contents	11	Financial Statement Index

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

Table of Contents	12	Financial Statement Index

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2022	2021
Exchange rates at June 30th:
GBP:USD	1.215	—
RMB:USD	0.149	0.155
HKD:USD	0.127	0.129

Average exchange rate during the six months ended June 30th:
RMB:USD	0.149	0.156
GBP:USD	1.232	—

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

Table of Contents	13	Financial Statement Index

Inventory

We and the VIEs use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated sales forecasts. At June 30, 2022 and December 31, 2021, reserve for inventory was $0.9 million and $1.0 million, respectively.

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

For the three and six months ended June 30, 2022 and 2021, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive.

Securities which may have affected the calculation of diluted earnings per share for the three and six months ended June 30, 2022 and 2021 if their effect had been dilutive include 14,978,432 and 9,526,565 outstanding stock options, respectively, and 10,114,408 and 40,000 outstanding stock warrants, respectively.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments (Topic 326). The ASU requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables, which may result in the earlier recognition of allowances for losses. With regard to our financial reporting, ASU 2016-13 will be effective beginning January 1, 2023, and early adoption is permitted. We do not believe the impact of the ASU will be material to our financial position, results of operations and cash flows.

Table of Contents	14	Financial Statement Index

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

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by category of products and services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
AI-based products and services, including amounts from China Business Partner in 2022 (See Note 14)	$2,472	$3,852	$7,018	$7,872
Other	86	164	207	550
Revenue	$2,558	$4,016	$7,225	$8,422

The following table presents a disaggregation of our revenue by country (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
China	$2,472	$1,418	$7,018	$5,135
United States	86	2,598	207	3,287
Revenue	$2,558	$4,016	$7,225	$8,422

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

Table of Contents	15	Financial Statement Index

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the six months ended June 30, 2022, our contract liability changed only as a result of routine business activity.

During the six months ended June 30, 2022 and 2021, the amount of revenue we recognized that was included in the beginning balance of Contract liability was not material.

During the six months ended June 30, 2022 and 2021, we did not recognize revenue from performance obligations that were satisfied in previous periods.

NOTE 4. TRADE ACCOUNTS RECEIVABLE

	June 30, 2022	December 31, 2021
Gross accounts receivable balance	$10,688	$11,551
Allowance for bad debt	(1,205)	(1,284)
Accounts receivable, net	$9,483	$10,267

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to the VIEs’ AI projects, including $4.2 million of trade receivables from projects related to work with our China Business Partner (see Note 14 for more information regarding our China Business Partner and related accounting), represent 99% of our gross trade receivables.

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

As of June 30, 2022 and December 31, 2021, the value of our investment in New Sharecare was $12.5 million and $42.3 million, respectively, based upon the closing stock price of New Sharecare, an input we classify in Level 1 of the fair value hierarchy, on such dates. We sold 1,500,000 shares of New Sharecare during the six months ended June 30, 2022 for cash of $3.8 million. The total loss on investment during the six months ended June 30, 2022 was as follows:

Net losses recognized during the period on investments sold during the period	$1,411
Unrealized loss recognized during the period on investments still held at the end of the period	24,597
Total loss	$26,008

Please see Note 16 for more information regarding our investment in New Sharecare.

Table of Contents	16	Financial Statement Index

NOTE 6. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	June 30, 2022	December 31, 2021
Receivable from China Business Partner (See Note 14)	$—	$3,980
Deferred cost of revenue	5,063	589
Other receivables	8	9
Prepaid expense	1,482	1,558
Deposits	259	221
Other current assets	—	6
Total	$6,812	$6,363

NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	June 30, 2022	December 31, 2021
Vehicles	3	153	—
Computers and equipment	3	1,135	1,133
Furniture and fixtures	3	42	42
Software	3	4,964	5,055
Leasehold improvements	3	199	196
Software development in progress		1,136	128
Total property, equipment and software		$7,629	$6,554
Less accumulated depreciation		(6,187)	(6,197)
Total property, equipment and software, net		$1,442	$357

For the six months ended June 30, 2022 and 2021, depreciation (and amortization of software) expense was $0.1 million and $0.1 million, respectively.

NOTE 8. LEASES

We and the VIEs lease office space under contracts we classify as operating leases. None of our leases are financing leases.

Table of Contents	17	Financial Statement Index

The following table presents the detail of our lease expense, which is reported in General and administrative expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$70	$61	$141	$163
Short-term lease expense	343	369	781	630
Lease expense	$413	$430	$922	$793

We reported within operating cash flows for the six months ended June 30, 2022 and 2021, $0.1 million and $0.1 million, respectively, of cash paid for amounts included in the measurement of operating lease liabilities.

As of June 30, 2022, our operating leases had a weighted-average remaining lease term of approximately 14 months, and we used a weighted-average discount rate of approximately 13% to measure our operating lease liabilities.

Maturity of Lease Liabilities

The following table presents information regarding the maturities of undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our June 30, 2022 Consolidated Balance Sheet (in thousands):

Operating lease liabilities maturing during the next:
One year	$171
Two years	42
Total lease payments	$213
Less: Imputed interest/present value discount	(15)
Present value of cash flows	$198

Lease liabilities on balance sheet:
Short-term (included in accrued expenses - Note 9)	$158
Long-term	40
Total lease liabilities	$198

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

Table of Contents	18	Financial Statement Index

NOTE 9. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation and benefit-related expense	$711	$821
Accrued interest	327	385
Other accrued expense	967	1,073
Other payables	2,335	2,324
Registration rights agreement penalty	800	600
Operating lease liability - current	158	187
China Cash Bonuses	174	439
Other current liabilities	193	134
Total	$5,665	$5,963

NOTE 10. NOTES PAYABLE

The following table presents our notes payable (in thousands) as of:

	June 30, 2022	December 31, 2021
Principal balance of Mudrick Loans	$23,798	$30,000
Unamortized discount and debt issuance cost	(320)	(2,189)
Notes payable, net of unamortized discount and debt issuance cost	$23,478	$27,811

On December 3, 2021, we entered into senior secured loan agreements (the “Mudrick Loan Agreements”) with certain of our subsidiaries as guarantors (the “Guarantors”) and certain institutional lenders affiliated with Mudrick Capital Management, LP (collectively “Mudrick”), pursuant to which Mudrick extended credit to us consisting of term loans in the aggregate principal amount of $30.0 million (the “Mudrick Loans”). The Mudrick Loans bear interest at 16.5% per annum, which shall be payable on the last business day of each month commencing on December 31, 2021. All amounts outstanding under the Mudrick Loans, as amended, including all accrued and unpaid interest, will be due and payable in full on October 31, 2022 (originally due July 31, 2022). To secure the payment and performance of the obligations under the Mudrick Loan Agreements, we, together with the Guarantors, have granted to TMI Trust Company, as the collateral agent for the benefit of Mudrick, a first priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions. The Mudrick Loan Agreements contain representations, warranties, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Mudrick Loan Agreements may result in the principal amount outstanding and unpaid interest thereon becoming immediately due and payable.

In connection with our entry into the Mudrick Loan Agreements, we paid to Mudrick an upfront fee equal to 5.0% of the amount of the Mudrick Loans, which amount was netted against the drawdown of the Mudrick Loans. We recorded the upfront fee as a debt discount of $1.5 million, and recorded debt issuance cost totaling $1.1 million. We are amortizing the discount on the Mudrick Loans and the debt issuance cost over the life of the Mudrick Loans and, during the six months ended June 30, 2022, we amortized $1.9 million of such discount and debt issuance cost.

On August 3, 2022, we entered into a First Amendment to the Mudrick Loan Agreements, which amends the Senior Secured Loan Agreements. See Note 16 for additional information regarding the First Amendment.

Table of Contents	19	Financial Statement Index

NOTE 11. COMMITMENTS AND CONTINGENCIES

At June 30, 2022, we had no material commitments outside the normal course of business.

Contingencies

As of June 30, 2022, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

Registration Rights Agreement

On September 27, 2021, we entered into a securities purchase agreement (the “Armistice Purchase Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice Capital”) pursuant to which we issued shares of our common stock together with warrants to purchase our common stock, subject to certain customary anti-dilution adjustments (the “Armistice Warrants”).

In connection with our entry into the Armistice Purchase Agreement, we also entered into a registration rights agreement with Armistice Capital, pursuant to which we are obligated to file one or more registration statements, as necessary, to register under the Securities Act of 1933, as amended, the resale of the shares we issued to Armistice Capital and the shares underlying the Armistice Warrants (collectively, the “Armistice Registrable Securities”) and to obtain effectiveness of such registration statement no later than 90 days following September 27, 2021. While we have filed a registration statement to register the resale of the Armistice Registrable Securities (the “Armistice Resale Registration Statement”), we are currently in a comment letter process with the SEC staff with respect to such registration statement and have not been able to achieve effectiveness of the Armistice Resale Registration Statement. As a result, we have accrued a total of $1.0 million as of June 30, 2022, representing our best estimate of the liquidated damages we will be required to pay until the SEC declares the Armistice Resale Registration Statement effective or until our registration obligations in the Armistice Registration Rights Agreement terminate. The Armistice Registration Rights Agreement caps such liquidated damages at $1.0 million. During the six months ended June 30, 2022, we paid $0.2 million of this amount, resulting in an unpaid amount of $0.8 million included in other accrued expense at June 30, 2022.

Bid Price Deficiency

On February 25, 2022, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for a period of 30 consecutive business days, the bid price of our common stock closed below the minimum of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until August 24, 2022, to regain compliance with the minimum bid price requirement. If, at any time during the 180-day grace period, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, we will have regained compliance and Nasdaq will provide us with written confirmation of such.

If we fail to regain compliance before August 24, 2022, but meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, we may be eligible for additional time to regain compliance with the minimum bid price requirement. If we do not meet all of the requirements to obtain an additional grace period, we will receive written notification from Nasdaq that our common stock is subject to delisting. At that time, we expect to appeal Nasdaq’s delisting determination and submit a plan to regain compliance with Nasdaq listing requirements. The Hearings Panel may grant us up to 180 calendar days to implement our plan, though there can be no assurance that our appeal would be successful.

Our common stock will continue to be listed and traded on the Nasdaq Capital Market during the 180-day grace period, subject to our compliance with the other continued listing requirements of the Nasdaq Capital Market.

Table of Contents	20	Financial Statement Index

NOTE 12. STOCKHOLDERS' EQUITY (DEFICIT)

Warrants

The following table summarizes information related to our equity-classified stock warrant issuances as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	10,114,408	$4.01	4.7	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at June 30, 2022	10,114,408	$4.01	4.2	$—

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	14,839,020	$3.30	6.1	$159
Granted	214,912	0.58
Exercised	—	—
Forfeited, cancelled or expired	(75,500)	1.39
Outstanding at June 30, 2022	14,978,432	$3.28	5.5	$3

Exercisable at December 31, 2021	12,776,520	3.62	5.7	$957
Exercisable at June 30, 2022	13,797,432	3.44	5.3	$3

Table of Contents	21	Financial Statement Index

The following table summarizes activity related to our liability-classified China Cash Bonuses as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,036,000	$3.97	5.4	$159
Forfeited, cancelled or expired	(33,000)	6.14
Outstanding at June 30, 2022	1,003,000	$3.90	4.8	$—

Exercisable at December 31, 2021	886,000	4.41	4.9	$—
Exercisable at June 30, 2022	913,000	4.15	4.5	$—

The following table presents the change in the liability associated with our China Cash Bonuses included in Accrued expense and other current liabilities (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2022	2021
Balance at beginning of period	$439	$679
Share-based compensation expense related to China Cash Bonuses	(265)	(240)
Balance at end of period	$174	$439

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

Effective as of January 25, 2022, we entered into a one-year agreement with a consultant that requires us to issue to him each month an option to purchase shares of our common stock. The number of shares purchasable under each option contract to be granted is based upon certain agreed terms and assumptions, and each such option contract is intended to compensate the consultant with an aggregate fair value of $15,000. As of June 30, 2022, we had issued to the consultant options to purchase 214,912 shares of our common stock, and such options collectively represented a total share-based compensation expense of approximately $0.1 million.

Table of Contents	22	Financial Statement Index

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Six Months Ended June 30,
	2022	2021
Stock options	$1,024	$25
China Cash Bonuses	(265)	73
Total	$759	$98

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

The following table presents information regarding unrecognized share-based compensation cost associated with stock options and China Cash Bonuses:

June 30, 2022
Unrecognized share-based compensation cost for non-vested awards (in thousands):
Stock options	1,051
China Cash Bonuses	22
Weighted-average years over which unrecognized share-based compensation expense will be recognized:
Stock options	0.6
China Cash Bonuses	0.6

NOTE 13. RELATED PARTY TRANSACTIONS

As of June 30, 2022, we owed approximately $1.5 million to a member of senior management representing various operating expense payments made on our behalf. Substantially all of such amount was repaid in July 2022.

NOTE 14. CHINA BUSINESS PARTNER

We and the VIEs interact with an unrelated entity (the “China Business Partner”) in more than one capacity. Firstly, since 2020, one of the VIEs has been working with the China Business Partner to earn revenue by obtaining business from some of the largest companies in China. Secondly, our artificial intelligence business in the U.S. has, to date, purchased substantially all of its inventory from a subsidiary of the China Business Partner which manufactures certain equipment to our specifications; though, during the six months ended June 30, 2022, we did not make a material amount of such purchases. In addition, a member of our senior leadership team maintains a role in the senior management structure of the China Business Partner.

During the prior years, one of the VIEs advanced an aggregate of approximately $4.0 million to the China Business Partner pursuant to an agreement between the two entities. Under the executed agreement, the VIE had an obligation to advance as much as an aggregate amount of $5.1 million over the loan term of five years, and the VIE could elect to convert amounts due to it under the agreement into equity of the China Business Partner upon any equity financing the China Business Partner undertook during the term of the agreement. The business purpose for the advances was to allow the China Business Partner to purchase and modify hardware to integrate with our software and market such integrated product to potential customers, including some of the largest companies in China. During the three months ended March 31, 2022, the China Business Partner repaid the advances in full.

During the three and six months ended June 30, 2022, the VIEs recognized approximately $1.2 million and $3.4 million, respectively, of revenue from the relationship with the China Business Partner. Such amounts are included in the $4.2 million of accounts receivable from the China Business partner at June 30, 2022.

Table of Contents	23	Financial Statement Index

Table of Contents	24	Financial Statement Index

NOTE 15. ADDITIONAL VARIABLE INTEREST ENTITY DISCLOSURE

Please see Note 1 for information regarding our corporate structure and our relationship to the VIEs. The following table presents the amounts of assets and liabilities, included in our Consolidated Balance Sheets as of the dates shown, of the VIEs that we consolidate.

	June 30, 2022	December 31, 2021
Assets
Cash	$294	$240
Trade accounts receivable, net	9,477	10,234
Inventory, net	55	58
Prepaid expense and other current assets	5,073	4,525
Property and equipment, net	2	—
Operating lease assets	111	81
Other long-term assets	27	24

Liabilities
Accounts payable	$4,364	$6,475
Accounts payable - related party	76	—
Accrued expense and other current liabilities	2,677	2,583
Contract liability	156	165
Operating lease liabilities, long-term	40	—

Table of Contents	25	Financial Statement Index

NOTE 16. SUBSEQUENT EVENTS

On July 1, 2022, we sold 1,681,920 shares of New Sharecare for $2.5 million in cash.

On July 2, 2022, we received a Notice of Trigger Event and Mandatory Payment from Mudrick where pursuant to the Mudrick Loan Agreements, Mudrick requested that we make a prepayment of the Mudrick Loans by delivering to each lender to the Mudrick Loan Agreements shares of common stock of New Sharecare in the fair market amount applicable to each such lender to prepay the Mudrick Loans. We delivered the shares to Mudrick on July 11, 2022, representing a reduction of approximately $9.7 million of principal on the Mudrick Loans. Subsequent to the delivery of the common stock shares of New Sharecare to Mudrick, we no longer own any equity interests of New Sharecare.

On August 3, 2022, we entered into a First Amendment to the Mudrick Loan Agreements (the “First Amendment”), which amends the Senior Secured Loan Agreements, dated as of December 3, 2021 (collectively, as amended by the First Amendment, the “Mudrick Loan Agreements”) by and among Remark, certain of our subsidiaries as guarantors and Mudrick. Pursuant to the First Amendment, Mudrick agreed, among other things, to (i) waive certain existing events of default under the Mudrick Loan Agreement, (ii) extend the original July 31, 2022 maturity date to October 31, 2022 (provided, however, that if we prepay the principal amount of the loans in an amount of at least $5 million, the maturity date will be automatically extended to November 30, 2022), and (iii) defer payment of interest for the month of July 2022 to August 31, 2022. In addition, on and after the effective date of the First Amendment, the outstanding loans under the Mudrick Loan Agreement will bear interest at 18.5% per annum, payable on the last business day of each month commencing on August 31, 2022. We have also agreed to commence marketing and sale efforts with respect to our Bikini.com business. In consideration for Mudrick’s agreement to enter into the First Amendment and extend the maturity date, we agreed to pay Mudrick an amendment and extension payment in the amount of 2.0% of the unpaid principal balance of the loans outstanding as of the date of the First Amendment, which was paid in kind and added to the principal balance of the loans as of the effective date of the First Amendment.

Table of Contents	26	Financial Statement Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 in conjunction with our condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this Form 10-Q.

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

We fund the registered capital and operating expenses of the VIEs on behalf of the shareholders of the VIEs by making advances to, or on behalf of, the VIEs. We believe that we are the primary beneficiary of the VIEs because the contractual arrangements governing the relationship between the VIEs and our WFOE, which include an exclusive call option agreement, exclusive business cooperation agreement, a proxy agreement and an equity pledge agreement, enable us to (i) exercise effective control over the VIEs, (ii) receive substantially all of the economic benefits of the VIEs, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIEs to the extent permitted by Chinese laws. Because these contractual arrangements with the VIEs provide us with the power to direct the activities of the VIEs, for accounting purposes we are the primary beneficiary of the VIEs and we have consolidated the financial results of the VIEs in our consolidated financial statements in accordance with U.S. GAAP.

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

Table of Contents	27	Financial Statement Index

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

Table of Contents	28	Financial Statement Index

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

Holding Foreign Companies Accountable Act

The HFCA Act was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such shares from being traded on a national securities exchange or in the over the counter trading market in the United States. On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determination that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by Chinese and Hong Kong authorities in those jurisdictions. The PCAOB has made

Table of Contents	29	Financial Statement Index

such determination as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our auditor, Weinberg & Company, an independent registered public accounting firm headquartered in the United States, is not subject to the determinations announced by the PCAOB on December 16, 2021. Our auditor is currently subject to PCAOB inspections and has been inspected by the PCAOB on a regular basis. However, if the PCAOB is unable to inspect the work papers of our accounting firm in the future, such lack of inspection could cause trading in our common stock to be prohibited under the HFCA Act, and as a result, an exchange may determine to delist our common stock. The delisting and the cessation of trading of our common stock, or the threat of our common stock being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. See “Risk Factors—Risks Relating to Doing Business in China—Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditors, and as a result, Nasdaq may determine to delist our securities.”

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

Table of Contents	30	Financial Statement Index

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

Table of Contents	31	Financial Statement Index

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

Railway Safety Solutions. In railway settings, our product known as the Smart Sentry uses the Smart Safety Platform (the “SSP”), a specialized version of the software platform we developed with one of the VIEs, to provide intrusion-detection capabilities that allow customers to monitor railroad tracks, rail yards and other sensitive areas around the clock, in all weather conditions and at varying distances. The Smart Sentry, which customers can deploy as an individual unit or as a system of units, detects when pedestrians or vehicles are crossing a railway or entering the railway tracks as a train is approaching, and then alerts customer personnel to the situation so action can be taken to prevent hazardous incidents from happening. When deployed in multiple-unit systems, each Smart Sentry unit works in concert with the other units to relay warnings that give train operators sufficient time to respond to the track intrusions from miles away. Using the Smart Sentry’s high-end cameras and other hardware, the SSP also gathers and analyzes data on railway traffic and weather conditions along various railways to provide valuable, actionable information to railway personnel. In the near future, we expect to add more safety features to Smart Sentry, such as the ability to detect worn or otherwise damaged track and the ability to identify stationary obstacles like fallen rocks or trees.

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

Other Businesses

Though our focus remains on our AI and data analytics solutions, which produce substantially all of our revenue, we will continue to operate the Bikini.com e-commerce business until such time as we can sell such business in the near future. We also have continued developing a metaverse that we believe can lead to opportunities in other verticals to which we can apply our AI expertise and develop new revenue streams for our investors.

Table of Contents	32	Financial Statement Index

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

The response to the COVID-19 pandemic will likely continue to adversely affect our business and financial results, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. The COVID-19 pandemic caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Varying degrees of preventative measures are still in place in China and other parts of the world, including city-wide lockdowns, travel restrictions, closures of non-essential businesses and other quarantine measures. In particular, the preventative measures in China as a result of the Chinese government’s “Zero-COVID” policy have significantly limited the operational capabilities of the VIEs. Many cities across large swaths of China have recently been fully or partially locked down for weeks or even months, including economically significant regions such as Shanghai. Such lockdowns have had a material adverse impact on our business and we expect them to continue to have a material adverse impact on our business at least through the third quarter of 2022.

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

Inflation and Supply Chain

Other than the impact of inflation on the general economy, we do not believe that inflation has had a material effect on our operations to date. However, there is a risk that our operating costs could be subject to inflationary pressures in the future, which would have the effect of increasing our operating costs and put additional stress on our working capital resources.

We have not experienced any supply chain disruptions that have had a material effect on our operations to date. As our business begins to expand in the U.S. based initially on our SSP software, we could be subjected to the risk of supply chain disruptions with regard to high-technology products such as servers and related equipment that we use to train our AI software algorithms and which we plan to sell to customers to support operation of the SSP.

Business Developments During 2022

The COVID-19 pandemic caused renewed lockdowns in China, which made it difficult for us to interact with our clients and vendors. While we were able to complete several larger projects during the first half of 2022, primarily during the first quarter, including construction projects obtained through our China Business Partner and projects related to school campuses, the lockdowns that continued well into the second quarter prevented us from being able to complete as many projects as we otherwise had planned to complete during the second quarter.

Table of Contents	33	Financial Statement Index

The following table presents our revenue categories as a percentage of total consolidated revenue during the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
AI-based products and services	97%	96%	97%	93%
Advertising and other	3%	4%	3%	7%

CRITICAL ACCOUNTING POLICIES

During the six months ended June 30, 2022, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2021 Form 10-K.

RESULTS OF OPERATIONS

The following tables summarize our operating results for the three and six months ended June 30, 2022, and the discussion following the table explains material changes in such operating results compared to the three and six months ended June 30, 2021.

(dollars in thousands)	Three Months Ended June 30, 2022		Change
	2022	2021	Dollars	Percentage
Revenue, including amounts from China Business Partner	$2,558	$4,016	$(1,458)	(36)%

Cost of revenue	1,847	2,252	(405)	(18)%
Sales and marketing	188	398	(210)	(53)%
Technology and development	508	1,305	(797)	(61)%
General and administrative	3,933	2,482	1,451	58%
Depreciation and amortization	37	49	(12)	(24)%

Interest expense	(1,774)	(380)	(1,394)	367%
Change in fair value of warrant liability	—	1,322	(1,322)	(100)%
Loss on investment	(6,952)	—	(6,952)
Other gain (loss), net	152	(24)	176	(733)%
Provision for income taxes	—	(9)	9	(100)%
Net loss	(12,529)	(1,561)	(10,968)	703%

Table of Contents	34	Financial Statement Index

(dollars in thousands)	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Revenue, including amounts from China Business Partner	$7,225	$8,422	$(1,197)	(14)%

Cost of revenue	6,117	5,004	1,113	22%
Sales and marketing	336	1,399	(1,063)	(76)%
Technology and development	963	2,855	(1,892)	(66)%
General and administrative	7,872	5,179	2,693	52%
Depreciation and amortization	78	115	(37)	(32)%

Interest expense	(3,960)	(615)	(3,345)	544%
Change in fair value of warrant liability	—	(288)	288	(100)%
Loss on investment	(26,008)	—	(26,008)
Other gain (loss), net	151	20	131	655%
Provision for income taxes	—	(9)	9	(100)%
Net loss	(37,958)	(7,022)	(30,936)	441%

Revenue and Cost of Revenue. During the three and six months ended June 30, 2022, the VIEs completed larger AI-related projects than in the comparable periods of the prior year, including projects associated with the VIEs’ collaboration with an unrelated entity (the “China Business Partner”), resulting in $1.0 million and $1.8 million more revenue, respectively. Decreases in U.S. revenue during the three and six months ended June 30, 2022 of approximately $2.3 million from AI data intelligence services related to a daily fantasy sports project that was not repeated in the current year and, during the six months ended June 30, 2022, decreases of $0.3 million from advertising related to the daily fantasy sports project and approximately $0.4 million from our biosafety business due to a decline in demand, offset the increased revenue from China.

During the three months ended June 30, 2022, cost of revenue decreased in relation to the decrease in revenue. The increase in cost of revenue during the six months ended June 30, 2022 was related to the VIEs’ completion of larger projects as described above, partially offset by the decrease in cost of revenue associated with the U.S. revenue decreases described above.

Sales and marketing. The decrease in sales and marketing expense during the six months ended June 30, 2022 resulted because the prior year to date included $1.3 million that one of our VIEs advanced to our China Business partner, and such amount was classified as marketing expense. The $1.3 million was partially offset by approximately $0.6 million resulting from our completion of orders from a client that resulted from our joint efforts with our China Business Partner. Because we had provided money to our China Business Partner in 2021 for the business development efforts that resulted in the customer orders, we had recorded the $0.6 million as an offset to the expense.

Technology and development. Consulting fees decreased $0.7 million and $1.6 million during the three and six months ended June 30, 2022, respectively, because we no longer needed certain third-party services after our acquisition, in an immaterial business combination, of our United Kingdom subsidiary. Additionally, the six months ended June 30, 2022 reflected a small decrease in our common stock price while the same period during the prior year had almost no change in our common stock price, a situation that caused a $0.2 million decrease in share-based compensation expense related to our outstanding liability-classified China Cash Bonuses. Stock price is an input to the model we use to estimate the fair value of the China Cash Bonuses, and changes in stock price can cause large fluctuations in our estimates of fair value.

General and administrative. The increase in general and administrative expense during the three and six months ended June 30, 2022 was primarily the result of increases of $0.5 million and $0.9 million, respectively, in share-based compensation resulting almost entirely from the recognition of the stock option issuances made in July 2020 for which an accounting grant date did not occur until July 2021. Also contributing to the increases during the three and six months ended June 30, 2022 were

Table of Contents	35

increases of $0.2 million and $0.5 million, respectively, in payroll and benefits, and increases of $0.5 million in each of the three-month and six-month periods of 2022 in certain business development expenses as we work to expand our client base. Further contributing to the increase during the three months ended June 30, 2022 was a $0.1 million increase in accounting expense.

Interest expense. We executed a $30.0 million note payable in December 2021 which bears interest at 16.5%; such note payable was the primary cause of the increase in interest expense during the three and six months ended June 30, 2022. The same period of the prior year included significantly less debt principal outstanding, with such principal bearing lower interest rates than on the note payable we executed in December 2021. Included as part of interest expense during the six months ended June 30, 2022 was $1.9 million of amortization of debt discount and debt issuance cost related to our note payable.

Loss on investment in marketable securities. On July 1, 2021, as the result of a business combination involving Legacy Sharecare and New Sharecare, our equity in Legacy Sharecare converted into cash and shares of publicly traded common stock of New Sharecare. As a result of the common stock of New Sharecare being traded on a national securities exchange, we were able to remeasure our investment at fair value, resulting in the losses of $7.0 million and $26.0 million during the three and six months ended June 30, 2022, respectively.

Change in fair value of warrant liability. After reclassifying our warrants to equity on August 31, 2021, we are no longer required to routinely remeasure them at fair value.

Other income (loss). Other income during the three and six months ended June 30, 2022 increased over the other losses we incurred during the same periods of the prior year. During the three months ended June 30, 2022, we received a refundable tax credit of approximately $0.6 million from the government of the United Kingdom resulting from our research and development activities in its jurisdiction, which amount was partially offset by the additional $0.4 million of liquidated damages that we accrued during the second quarter of 2022 and that we expect to pay until the SEC declares the Armistice Resale Registration Statement effective or until our registration obligations in the Armistice Registration Rights Agreement terminate.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the six months ended June 30, 2022, and in each fiscal year since our inception, we have incurred net losses which have resulted in a stockholders’ deficit of $6.3 million as of June 30, 2022. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $11.1 million during the six months ended June 30, 2022. As of June 30, 2022, our cash balance was $1.1 million.

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

On August 3, 2022, we entered into a First Amendment to the Mudrick Loan Agreements (the “First Amendment”), which amends the Senior Secured Loan Agreements, dated as of December 3, 2021 (collectively, as amended by the First Amendment, the “Mudrick Loan Agreements”) by and among Remark, certain of our subsidiaries as guarantors and Mudrick. Pursuant to the First Amendment, Mudrick agreed, among other things, to (i) waive certain existing events of default under the Mudrick Loan Agreement, (ii) extend the original July 31, 2022 maturity date to October 31, 2022 (provided, however, that if we prepay the principal amount of the loans in an amount of at least $5 million, the maturity date will be automatically extended to November 30, 2022), and (iii) defer payment of interest for the month of July 2022 to August 31, 2022. In addition, on and after the effective date of the First Amendment, the outstanding loans under the Mudrick Loan Agreement will bear

Table of Contents	36

interest at 18.5% per annum, payable on the last business day of each month commencing on August 31, 2022. We have also agreed to commence marketing and sale efforts with respect to our Bikini.com business. In consideration for Mudrick’s agreement to enter into the First Amendment and extend the maturity date, we agreed to pay Mudrick an amendment and extension payment in the amount of 2.0% of the unpaid principal balance of the loans outstanding as of the date of the First Amendment, which was paid in kind and added to the principal balance of the loans as of the effective date of the First Amendment..

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth from our AI offerings, as well as through sales of our thermal-imaging products. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q. As a result, we are actively evaluating strategic alternatives including debt and equity financings and reactively pursuing the sale of our Bikini.com subsidiary.

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions (in particular, as a result of the COVID-19 pandemic, global supply chain disruptions, inflation and other cost increases, and the geopolitical conflict in Ukraine), will play primary roles in determining whether we can successfully obtain additional capital. We cannot be certain that we will be successful at raising additional capital or in selling our Bikini.com subsidiary.

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

•monetize Bikini.com

•obtain additional capital through equity issuances.

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to August 15, 2023.

Cash Flows - Operating Activities

During the six months ended June 30, 2022, we used $4.8 million more cash in operating activities than we did during the same period of the prior year. The increase in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

Investing activities during the six months ended June 30, 2022 provided $3.8 million in proceeds from the sale of a portion of our marketable securities.

Cash Flows - Financing Activities

During the six months ended June 30, 2022, we repaid $6.2 million of the Mudrick Loans and received $1.5 million of advances from senior management representing various operating expense payments made on our behalf, while the prior year period’s financing activity included $4.8 million of net debt proceeds plus $0.8 million of proceeds from issuances of our common stock shares.

Table of Contents	37

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses in our internal control over financial reporting related to: (i) insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our AI business in China, (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our AI business in China including accounts payable, accrued liabilities, payroll and fixed assets, and (iv) failure to retain documentary evidence of all inventory purchases and the insufficient evaluation of the impact of discounted sales transactions on the valuation of our inventory, all of which we described in our 2021 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2022.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

Table of Contents	38

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None

Table of Contents	39

ITEM 6.    EXHIBITS

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.1	First Amendment to Senior Secured Loan Agreement, dated August 3, 2022, by and among, Remark Holdings Inc., certain of its subsidiaries and lender party thereto.	8-K	08/08/2022	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101
The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2022 and 2021; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

Table of Contents	40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	August 15, 2022	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	41