Form 10-Q
period 2022-09-30
REMARK HOLDINGS, INC.
filed 2022-11-14
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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

As of November 11, 2022, a total of 106,407,769 shares of our common stock were outstanding.

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

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$376	$14,187
Trade accounts receivable, net	5,753	10,267
Inventory, net	1,545	1,346
Investment in marketable securities	—	42,349
Deferred cost of revenue	5,630	589
Prepaid expense and other current assets	1,550	5,774
Total current assets	14,854	74,512
Property and equipment, net	1,404	357
Operating lease assets	118	194
Other long-term assets	312	440
Total assets	$16,688	$75,503
Liabilities
Accounts payable	$9,202	$10,094
Advances from related parties	870	—
Accrued expense and other current liabilities	6,570	5,963
Contract liability	293	576
Notes payable, net of unamortized discount and debt issuance cost of $2,189 at December 31, 2021	14,418	27,811
Total current liabilities	31,353	44,444
Operating lease liabilities, long-term	25	25
Total liabilities	31,378	44,469

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 106,407,769 and 105,157,769 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	106	105
Additional paid-in-capital	366,263	364,239
Accumulated other comprehensive loss	(1,137)	(270)
Accumulated deficit	(379,922)	(333,040)
Total stockholders’ equity (deficit)	(14,690)	31,034
Total liabilities and stockholders’ equity (deficit)	$16,688	$75,503
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, including amounts from China Business Partner (See Note 15)	$2,812	$1,234	$10,037	$9,656
Cost and expense
Cost of revenue (excluding depreciation and amortization)	2,459	854	8,576	5,858
Sales and marketing	270	882	606	2,281
Technology and development	41	635	1,004	3,490
General and administrative	6,726	5,493	14,598	10,672
Depreciation and amortization	43	35	121	150
Total cost and expense	9,539	7,899	24,905	22,451
Operating loss	(6,727)	(6,665)	(14,868)	(12,795)
Other income (expense)
Interest expense	(1,365)	(438)	(5,325)	(1,053)
Change in fair value of warrant liability	—	411	—	123
Gain (loss) on investment	(348)	78,917	(26,356)	78,917
Gain on debt extinguishment	—	425	—	425
Other gain (loss), net	(493)	96	(342)	116
Total other income (expense), net	(2,206)	79,411	(32,023)	78,528
Loss before income taxes	(8,933)	72,746	(46,891)	65,733
Provision for income taxes	9	—	9	(9)
Net income (loss)	$(8,924)	$72,746	$(46,882)	$65,724
Other comprehensive income
Foreign currency translation adjustments	(445)	(9)	(867)	46
Comprehensive income (loss)	$(9,369)	$72,737	$(47,749)	$65,770

Weighted-average shares outstanding, basic	105,290,553	100,140,650	105,290,553	100,087,288
Weighted-average shares outstanding, diluted	105,290,553	100,379,533	105,290,553	100,409,650

Net income (loss) per share, basic	$(0.08)	$0.73	$(0.45)	$0.66
Net income (loss) per share, diluted	$(0.08)	$0.72	$(0.45)	$0.65

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except number of shares)

	Three Months Ended September 30, 2022
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2022	105,157,769	$105	$365,263	$(692)	$(370,998)	(6,322)
Net loss	—	—	—	—	(8,924)	(8,924)
Share-based compensation	—	—	501	—	—	501
Common stock issued for services	1,250,000	1	499	—	—	500
Foreign currency translation	—	—	—	(445)	—	(445)
Balance at September 30, 2022	106,407,769	$106	$366,263	$(1,137)	$(379,922)	$(14,690)

	Three Months Ended September 30, 2021
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2021	99,918,941	$100	$352,394	$(171)	$(367,534)	$(15,211)
Net income	—	—	—	—	72,746	72,746
Share-based compensation	—	—	3,798	—	—	3,798
Common stock and stock warrants issued for cash	4,237,290	4	4,610	—	—	4,614
Equity instrument exercises	85,000	—	56	—	—	56
Common stock issuance upon note payable conversion	876,493	1	1,104	—	—	1,105
Reclassification of warrant liability to equity	—	—	1,602	—	—	1,602
Foreign currency translation	—	—	—	(9)	—	(9)
Other	(9,000)	—	—	—	—	—
Balance at September 30, 2021	105,108,724	$105	$363,564	$(180)	$(294,788)	$68,701

	Nine Months Ended September 30, 2022
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	105,157,769	$105	$364,239	$(270)	$(333,040)	$31,034
Net loss	—	—	—	—	(46,882)	(46,882)
Share-based compensation	—	—	1,525	—	—	1,525
Common stock issued for services	1,250,000	1	499	—	—	500
Equity instrument exercises	—	—	—	—	—	—
Foreign currency translation	—	—	—	(867)	—	(867)
Balance at September 30, 2022	106,407,769	$106	$366,263	$(1,137)	$(379,922)	$(14,690)

	Nine Months Ended September 30, 2021
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2020	99,505,041	$100	$351,546	$(226)	$(360,512)	$(9,092)
Net income	—	—	—	—	65,724	65,724
Share-based compensation	—	—	3,823	—	—	3,823
Common stock and stock warrants issued for cash	4,237,290	4	4,610	—	—	4,614
Equity instrument exercises	498,900	—	879	—	—	879
Common stock issuance upon note payable conversion	876,493	1	1,104	—	—	1,105
Reclassification of warrant liability to equity	—	—	1,602	—	—	1,602
Foreign currency translation	—	—	—	46	—	46
Other	(9,000)	—	—	—	—	—
Balance at September 30, 2021	105,108,724	$105	$363,564	$(180)	$(294,788)	$68,701

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(46,882)	$65,724
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	(123)
Depreciation, amortization and impairments	121	150
Share-based compensation	1,185	3,497
Amortization of debt issuance costs and discount	2,189	312
Finance fee	283	—
Stock issuance for services performed	500	—
Loss on investment	26,356	(78,917)
Gain on debt extinguishment	—	(425)
Loss on disposal of long-lived assets	—	30
Financing cost of converting note payable to common stock	—	44
Provision for doubtful accounts	2,278	—
Other	(178)	20
Changes in operating assets and liabilities:
Accounts receivable	1,298	(2,182)
Inventory	(209)	(1,062)
Deferred cost of revenue	(5,041)	—
Prepaid expense and other assets	3,815	241
Operating lease assets	63	238
Accounts payable, accrued expense and other liabilities	826	2,047
Contract liability	(245)	435
Operating lease liabilities	6	(146)
Net cash used in operating activities	(13,635)	(10,117)
Cash flows from investing activities:
Proceeds from sale of investment	6,332	2,322
Purchases of property, equipment and software	(175)	(155)
Payment of amounts capitalized to software in progress	(999)	—
Net cash provided by (used in) investing activities	5,158	2,167
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	5,494
Proceeds from debt issuance	—	4,770
Advances from related parties	2,386	—
Repayments of advances from related parties	(1,517)	—
Repayments of debt	(6,203)	—
Net cash provided by (used in) financing activities	(5,334)	10,264
Net change in cash	(13,811)	2,314
Cash:
Beginning of period	14,187	854
End of period	$376	$3,168

Supplemental cash flow information:
Cash paid for interest	$3,238	$—

Supplemental schedule of non-cash investing and financing activities:
Transfer of marketable securities to partially settle notes payable	$9,661	$—
Finance fee	$283	$—
Issuance of common stock upon note payable conversion	$—	$1,105
Reclassification of warrant liability to equity	$—	$1,602
Reclassification of investment to marketable securities	$—	$1,030
Change in liability for China Cash Bonuses (Note 12)	$340	$326

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2022 and 2021

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and its subsidiaries (“Remark”, “we”, “us”, or “our”) constitute a diversified global technology business with leading artificial intelligence (“AI”) and data-analytics solutions. The common stock of Remark Holdings, Inc. is listed on the Nasdaq Capital Market under the ticker symbol MARK.

We primarily sell AI-based products and services. We currently recognize substantially all of our revenue from China, with additional revenue from sales in the U.S.

Corporate Structure

We are a holding company incorporated in Delaware and not a Chinese operating company. As a holding company, we conduct most of our operations through our subsidiaries, each of which is wholly owned. We have historically conducted a significant part of our operations through contractual arrangements between our wholly-foreign-owned enterprise (“WFOE”) and certain variable interest entities (“VIEs”) based in China to address challenges resulting from laws, policies and practices that may disfavor foreign-owned entities that operate within industries deemed sensitive by the Chinese government. We were the primary beneficiary of the VIEs because the contractual arrangements governing the relationship between the VIEs and our WFOE, which included an exclusive call option agreement, exclusive business cooperation agreement, a proxy agreement and an equity pledge agreement, enabled us to (i) exercise effective control over the VIEs, (ii) receive substantially all of the economic benefits of the VIEs, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIEs to the extent permitted by Chinese laws. Because we were the primary beneficiary of the VIEs, we consolidated the financial results of the VIEs in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”).

We terminated all of the contractual arrangements between the WFOE and the VIEs and exercised our rights under the exclusive call option agreements between the WFOE and the VIEs such that, effective as of September 19, 2022, we obtained 100% of the equity ownership of the entities we formerly consolidated as VIEs and which we now consolidate as wholly-owned subsidiaries.

The following diagram illustrates our corporate structure, including our significant subsidiaries, as of the date of this Form 10-Q. The diagram omits certain entities which are immaterial to our results of operations and financial condition.

Table of Contents	5	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES

Entity Organizational Chart

Remark Holdings, Inc. (United States)
100%
100%
100%
100%
100%
Remark AI LLC (United States)
Remark AI UK, Ltd. (United Kingdom)
Bikini.com LLC (United States)
RAAD Productions LLC (United States)
100%
100%
HSW (HK) Inc., Ltd. (Hong Kong)
Remark Holdings SPV, Inc. (United States)
KanKan Holdings Ltd. (Cayman Islands)
100%
100%
Remark Entertainment (Shanghai) Co., Ltd. (China)
KanKan Technology (Shanghai) Co., Ltd. (China)
100%
KanKan Limited (HK) (Hong Kong)
100%
Remark Data Technology Co., Ltd. (China)
100%
100%
Chengdu Remark Technology Co., Ltd. (China)
Hangzhou Shufeng Technology Co., Ltd. (China)

We are subject to certain legal and operational risks associated with having a significant portion of our operations in China. Chinese laws and regulations governing our current business operations, including the enforcement of such laws and regulations, are sometimes vague and uncertain and can change quickly with little advance notice. The Chinese government may intervene in or influence the operations of our China-based subsidiaries at any time and may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to

Table of Contents	6	Financial Statement Index

significantly decline or become worthless. In recent years, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of variable interest entities, cybersecurity, data security, export control and anti-monopoly concerns. As of the date of this Form 10-Q, we have neither been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor received any inquiry, notice or sanction. As of the date of this Form 10-Q, no relevant laws or regulations in China explicitly require us to seek approval from the China Securities Regulatory Commission (“CSRC”) for any securities listing. As of the date of this Form 10-Q, we have not received any inquiry, notice, warning or sanctions regarding our planned overseas listing from the CSRC or any other Chinese governmental authorities relating to securities listings. However, since these statements and regulatory actions are newly published, official guidance and related implementation rules have not all been issued. It is highly uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange.

As of the date of this Form 10-Q, we are not required to seek permissions from the CSRC, the Cyberspace Administration of China (the “CAC”), or any other entity that is required to approve our operations in China. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us or our subsidiaries to obtain permissions from such regulatory authorities to approve our operations or any securities listing.

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

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol (the “Protocol”), taking the first step toward opening access for the PCAOB to completely inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, uncertainties still exist as to compliance with the Protocol. Depending on the implementation of the Protocol, if the PCAOB continues to be prohibited from conducting complete inspections and investigations of PCAOB-registered public accounting firms in China, then China-based companies will be delisted pursuant to the HFCA Act despite the Protocol. Therefore, there is no assurance that the Protocol could give relief to China-based companies against the delisting risk from the application of the HFCA Act.

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

Table of Contents	7	Financial Statement Index

Transfer of Cash or Assets

Dividend Distributions

As of the date of this Form 10-Q, none of our subsidiaries have made any dividends or distributions to Remark.

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

Under Delaware law, a Delaware corporation’s ability to pay cash dividends on its capital stock requires the corporation to have either net profits or positive net assets (total assets less total liabilities) over its capital. If we determine to pay dividends on any of our common stock in the future, as a holding company, we may rely on dividends and other distributions on equity from our subsidiaries for cash requirements, including the funds necessary to pay dividends and other cash contributions to our stockholders.

Our WFOE’s ability to distribute dividends is based upon its distributable earnings. Current Chinese regulations permit our WFOE to pay dividends to its shareholder only out of its registered capital amount, if any, as determined in accordance with Chinese accounting standards and regulations, and then only after meeting the requirement regarding statutory reserve. If our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Any limitation on the ability of our WFOE to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business. In addition, any cash dividends or distributions of assets by our WFOE to its stockholder are subject to a Chinese withholding tax of as much as 10%.

The Chinese government also imposes controls on the conversion of Chinese Renminbi (“RMB”) into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. If we are unable to receive all of the revenues from our operations through our China-based subsidiaries, we may be unable to pay dividends on our common stock.

COVID-19

Our consolidated financial statements for the nine months ended September 30, 2022 were impacted by the effects of the COVID-19 pandemic. The response to the COVID-19 pandemic will likely continue to adversely affect our business and financial results, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. The COVID-19 pandemic caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Varying degrees of preventative measures are still in place in China and other parts of the world, including city-wide lockdowns, travel restrictions, closures of non-essential businesses and other quarantine measures. In particular, the preventative measures in China as a result of the Chinese government’s “Zero-COVID” policy have significantly limited the operational capabilities of our China-based subsidiaries. Many cities across large swaths of China have recently been fully or partially locked down for weeks or even months, including economically significant regions such as Shanghai. Such lockdowns have had a material adverse impact on our business, including on the collection of our accounts receivable, and we expect them to continue to have a material adverse impact on our business until their imposition is ceased.

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

Table of Contents	8	Financial Statement Index

Going Concern

During the nine months ended September 30, 2022, and in each fiscal year since our inception, we have incurred operating losses which have resulted in a stockholders’ deficit of $14.7 million as of September 30, 2022. Additionally, our operations have historically used more cash than they have provided. Subsequent to September 30, 2022, we did not make the required repayment of the outstanding loans under the Mudrick Loan Agreements by October 31, 2022, the maturity date. This constitutes an event of default for which we have not received a waiver as of the date of this Form 10-Q. Net cash used in operating activities was $13.6 million during the nine months ended September 30, 2022. As of September 30, 2022, our cash balance was $0.4 million.

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

We intend to fund our future operations and meet our financial obligations through revenue growth from our AI and data analytics offerings. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q. As a result, we are actively evaluating strategic alternatives including debt and equity financings.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to December 31, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2022, with the audited Consolidated Balance Sheet amounts as of December 31, 2021 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

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

Table of Contents	9	Financial Statement Index

Statement of Stockholders’ Deficit, each as of September 30, 2022, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

Consolidation

We include all of our subsidiaries in our condensed consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

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

We maintain cash balances in United States dollars (“USD”), British pounds (“GBP”), RMB and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	September 30, 2022	December 31, 2021
Cash denominated in:
USD	$5	$13,278
RMB	199	259
GBP	166	644
HKD	6	6
Total cash	$376	$14,187

We maintain substantially all of our USD-denominated cash at a U.S. financial institution where the balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of September 30, 2022, we do not believe we have any significant concentrations of credit risk. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further develop our business in China could exceed original estimates.

Table of Contents	10	Financial Statement Index

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

Foreign Currency Translation

We report all currency amounts in USD. Our overseas subsidiaries, however, maintain their books and records in their functional currencies, which are GBP in the United Kingdom (“U.K.”) and RMB in China.

In general, when consolidating our subsidiaries with non-USD functional currencies, we translate the amounts of assets and liabilities into USD using the exchange rate on the balance sheet date, and the amounts of revenue and expense are translated at the average exchange rate prevailing during the period. The gains and losses resulting from translation of financial statement amounts into USD are recorded as a separate component of accumulated other comprehensive loss within stockholders’ deficit.

Table of Contents	11	Financial Statement Index

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2022	2021
Exchange rates at September 30th:
GBP:USD	1.113	—
RMB:USD	0.141	0.155
HKD:USD	0.127	0.129

Average exchange rate during the nine months ended September 30th:
RMB:USD	0.152	0.156
GBP:USD	1.259	—

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

For contracts under which we have not yet completed the performance obligation, deferred costs are recorded for any amounts incurred in advance of the performance obligation.

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

Table of Contents	12	Financial Statement Index

the good sold to the customer or when we deliver the promised promotional materials or media content. Substantially all of our contracts with customers that generate Other revenue are completed within one year or less.

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated sales forecasts. At September 30, 2022 and December 31, 2021, reserve for inventory was $0.9 million and $1.0 million, respectively.

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

For the three and nine months ended September 30, 2022 and 2021, there were no reconciling items related to the numerators of the net income (loss) per share calculations. The following table presents a reconciliation of the denominator of the basic net income (loss) per share calculation to that of the diluted net income (loss) per share calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average shares outstanding, basic	105,290,553	100,140,650	105,290,553	100,087,288
Incremental shares resulting from assumed exercises of in-the-money stock options	—	238,883	—	322,362
Weighted-average shares outstanding, diluted	105,290,553	100,379,533	105,290,553	100,409,650

Securities which may have affected the calculation of diluted earnings per share for the three and nine months ended September 30, 2022 if their effect had been dilutive include 15,123,752 outstanding stock options and 10,114,408 outstanding warrants to purchase common stock.

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

NOTE 3. CONCENTRATION OF RISK

Revenue and Accounts Receivable

The disaggregation of revenue tables in Note 4 demonstrate the concentration in our revenue from certain products and the geographic concentration of our business. We also have a concentration in the volume of business we transacted with customers, as during the nine months ended September 30, 2022, two of our customers represented about 55% and 23%, respectively, of our revenue, while during nine months ended September 30, 2021, our two largest customers represented about 32% and 21%, respectively, of our revenue. At September 30, 2022, accounts receivable from two of our customers represented about 32% and 18%, respectively, of our gross accounts receivable, while at December 31, 2021, accounts receivable from our three largest customers represented about 25%, 24% and 10%, respectively, of our gross accounts receivable.

NOTE 4. REVENUE

We primarily sell AI-based products and services based upon computer vision and other technologies.

We do not include disclosures related to remaining performance obligations because substantially all our contracts with customers have an original expected duration of one year or less or, with regard to our stand-ready obligations, the amounts involved are not material.

Table of Contents	14	Financial Statement Index

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by category of products and services (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
AI-based products and services, including amounts from China Business Partner in 2022 (See Note 15)	$2,681	$834	$9,699	$8,706
Other	131	400	338	950
Revenue	$2,812	$1,234	$10,037	$9,656

The following table presents a disaggregation of our revenue by country (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
China	$2,746	$840	$9,815	$6,053
United States	66	394	222	3,603
Revenue	$2,812	$1,234	$10,037	$9,656

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the nine months ended September 30, 2022, our contract liability changed only as a result of routine business activity.

During the nine months ended September 30, 2022 and 2021, the amount of revenue we recognized that was included in the beginning balance of Contract liability was not material.

During the nine months ended September 30, 2022 and 2021, we did not recognize revenue from performance obligations that were satisfied in previous periods.

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	September 30, 2022	December 31, 2021
Gross accounts receivable balance	$9,184	$11,551
Allowance for bad debt	(3,431)	(1,284)
Accounts receivable, net	$5,753	$10,267

Table of Contents	15	Financial Statement Index

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. However, as a result of the ongoing lockdowns related to China’s Zero-COVID policy, we have had to re-evaluate the amounts receivable from customers based on recent information and, as a result, we increased our reserve for doubtful accounts by $2.3 million.Trade receivables related to our China-based subsidiaries AI projects, including $3.0 million of trade receivables from projects related to work with our China Business Partner (see Note 15 for more information regarding our China Business Partner and related accounting), represent 99% of our gross trade receivables.

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

As of December 31, 2021, the value of our 9,431,920 shares of common stock of New Sharecare was $42.3 million based upon the closing stock price of New Sharecare, an input we classify in Level 1 of the fair value hierarchy. We sold 3,181,920 shares of New Sharecare during the nine months ended September 30, 2022 for cash of $6.3 million.

On July 2, 2022, we received a Notice of Trigger Event and Mandatory Payment from our senior lenders, which required that we make a prepayment of our senior secured loans (which are described in Note 11) by delivering to each lender shares of common stock of New Sharecare in the fair market amount applicable to each such lender to prepay our senior secured loans. On July 11, 2022, we delivered our remaining 6,250,000 shares of New Sharecare, which reduced the outstanding principal amount on our senior secured loans by approximately $9.7 million, and as a result, we no longer own any equity interests in New Sharecare as of such date.

The total net loss on investment during the nine months ended September 30, 2022 was $26.4 million.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	September 30, 2022	December 31, 2021
Receivable from China Business Partner (See Note 15)	$—	$3,980
Other receivables	7	9
Prepaid expense	1,285	1,558
Deposits	252	221
Other current assets	6	6
Total	$1,550	$5,774

Table of Contents	16	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	September 30, 2022	December 31, 2021
Vehicles	3	$153	—
Computers and equipment	3	1,132	$1,133
Furniture and fixtures	3	42	42
Software	3	4,886	5,055
Leasehold improvements	3	203	196
Software development in progress		1,136	128
Total property, equipment and software		$7,552	$6,554
Less accumulated depreciation		(6,148)	(6,197)
Total property, equipment and software, net		$1,404	$357

For the nine months ended September 30, 2022 and 2021, depreciation (and amortization of software) expense was $0.1 million and $0.2 million, respectively.

NOTE 9. LEASES

We lease office space under contracts we classify as operating leases. None of our leases are financing leases.

The following table presents the detail of our lease expense, which is reported in General and administrative expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$65	$73	$206	$236
Short-term lease expense	430	182	1,211	812
Lease expense	$495	$255	$1,417	$1,048

We reported within operating cash flows for the nine months ended September 30, 2022 and 2021, $0.2 million and $0.2 million, respectively, of cash paid for amounts included in the measurement of operating lease liabilities.

As of September 30, 2022, our operating leases had a weighted-average remaining lease term of approximately 13 months, and we used a weighted-average discount rate of approximately 13% to measure our operating lease liabilities.

Table of Contents	17	Financial Statement Index

Maturity of Lease Liabilities

The following table presents information regarding the maturities of undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our September 30, 2022 Consolidated Balance Sheet (in thousands):

Operating lease liabilities maturing during the next:
One year	$116
Two years	26
Total lease payments	$142
Less: Imputed interest/present value discount	(9)
Present value of cash flows	$133

Lease liabilities on balance sheet:
Short-term (included in accrued expenses - Note 10)	$108
Long-term	25
Total lease liabilities	$133

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

NOTE 10. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation and benefit-related expense	$1,109	$821
Accrued interest	713	385
Other accrued expense	1,368	1,073
Other payables	2,145	2,324
Registration rights agreement penalty (see Note 12)	800	600
Operating lease liability - current	108	187
China Cash Bonuses (see Note 13)	99	439
Other current liabilities	228	134
Total	$6,570	$5,963

Table of Contents	18	Financial Statement Index

NOTE 11. NOTES PAYABLE (IN DEFAULT)

The following table presents our notes payable (in thousands) as of:

	September 30, 2022	December 31, 2021
Principal balance of Mudrick Loans	$14,418	$30,000
Unamortized discount and debt issuance cost	—	(2,189)
Notes payable, net of unamortized discount and debt issuance cost	$14,418	$27,811

On December 3, 2021, we entered into senior secured loan agreements (the “Original Mudrick Loan Agreements” and as amended by the First Amendment (as defined below), the “Mudrick Loan Agreements”) with certain of our subsidiaries as guarantors (the “Guarantors”) and certain institutional lenders affiliated with Mudrick Capital Management, LP (collectively, “Mudrick”), pursuant to which Mudrick extended credit to us consisting of term loans in the aggregate principal amount of $30.0 million (as amended, the “Mudrick Loans”). The Mudrick Loans, as amended, bear interest at 18.5% per annum (originally 16.5% per annum), which is payable on the last business day of each month. All amounts outstanding under the Mudrick Loans, as amended, including all accrued and unpaid interest, will be due and payable in full on October 31, 2022 (originally due on July 31, 2022). To secure the payment and performance of the obligations under the Mudrick Loan Agreements, we, together with the Guarantors, have granted to TMI Trust Company, as the collateral agent for the benefit of Mudrick, a first priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions. The Mudrick Loan Agreements contain representations, warranties, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default under the Mudrick Loan Agreements may result in the principal amount outstanding and unpaid interest thereon becoming immediately due and payable.

In connection with our entry into the Mudrick Loan Agreements, we paid to Mudrick an upfront fee equal to 5.0% of the amount of the Mudrick Loans, which amount was netted against the drawdown of the Mudrick Loans. We recorded the upfront fee as a debt discount of $1.5 million, and recorded debt issuance cost totaling $1.1 million. We amortized the discount on the Mudrick Loans and the debt issuance cost over the life of the Mudrick Loans and, during the nine months ended September 30, 2022, we amortized $2.2 million of such discount and debt issuance cost.

On August 3, 2022, we entered into a First Amendment to the Original Mudrick Loan Agreements (the “First Amendment”), pursuant to which, Mudrick agreed, among other things, to (i) waive certain existing events of default under the Mudrick Loan Agreements, (ii) extend the original July 31, 2022 maturity date to October 31, 2022 (provided, however, that if we prepay the principal amount of the loans in an amount of at least $5 million, the maturity date will be automatically extended to November 30, 2022), and (iii) defer payment of interest for the month of July 2022 to August 31, 2022. In addition, on and after the effective date of the First Amendment, the outstanding loans under the Mudrick Loan Agreements will bear interest at 18.5% per annum, payable on the last business day of each month commencing on August 31, 2022. We have also agreed to commence marketing and sale efforts with respect to our Bikini.com business. In consideration for Mudrick’s agreement to enter into the First Amendment and extend the maturity date, we agreed to pay Mudrick an amendment and extension payment in the amount of 2.0% of the unpaid principal balance of the loans outstanding as of the date of the First Amendment, or approximately $0.3 million, which was added to the principal balance of the loans as of the effective date of the First Amendment.

We did not make the required repayment of the outstanding loans under the Mudrick Loan Agreements by October 31, 2022, the maturity date. This constitutes an event of default for which we have not received a waiver as of the date of this Form 10-Q. While we are actively engaged in discussions with Mudrick regarding a resolution of the event of default, we cannot provide any assurance that we will be successful in obtaining a waiver or that Mudrick will forebear from taking any enforcement actions against us.

During the nine months ended September 30, 2022, we repaid $6.2 million of principal and, as described in more detail in Note 6, we delivered all remaining shares of New Sharecare to Mudrick on July 11, 2022, in partial settlement of the Mudrick Loans, resulting in a reduction of approximately $9.7 million of principal.

Table of Contents	19	Financial Statement Index

NOTE 12. COMMITMENTS AND CONTINGENCIES

At September 30, 2022, we had no material commitments outside the normal course of business.

Contingencies

As of September 30, 2022, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

Registration Rights Agreement

On September 27, 2021, we entered into a securities purchase agreement (the “Armistice Purchase Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice Capital”) pursuant to which we issued shares of our common stock together with warrants to purchase our common stock, subject to certain customary anti-dilution adjustments (the “Armistice Warrants”).

In connection with our entry into the Armistice Purchase Agreement, we also entered into a registration rights agreement with Armistice Capital, pursuant to which we are obligated to file one or more registration statements, as necessary, to register under the Securities Act of 1933, as amended, the resale of the shares we issued to Armistice Capital and the shares underlying the Armistice Warrants (collectively, the “Armistice Registrable Securities”) and to obtain effectiveness of such registration statement no later than 90 days following September 27, 2021. The registration statement we filed to register the resale of the Armistice Registrable Securities was declared effective on October 31, 2022 (the “Armistice Resale Registration Statement”). As of September 30, 2022, we had already accrued a total of $1.0 million, equal to the maximum amount of liquidated damages we are required to pay under the Armistice Registration Rights Agreement for failing to satisfy our obligation to timely obtain effectiveness of the Armistice Resale Registration Statement. During the nine months ended September 30, 2022, we paid $0.2 million of this amount, resulting in an unpaid amount of $0.8 million included in other accrued expense at September 30, 2022.

Bid Price Deficiency

On February 25, 2022, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for a period of 30 consecutive business days, the bid price of our common stock closed below the minimum of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until August 24, 2022, to regain compliance with the Bid Price Rule.

On August 30, 2022, we received a staff determination letter from Nasdaq stating that we did not regain compliance with the Bid Price Rule and we were not eligible for a second 180-day grace period because we did not comply with the minimum $5,000,000 Stockholders’ Equity initial listing requirement for the Nasdaq Capital Market. We appealed Nasdaq’s delisting determination to a Hearings Panel (the “Panel”), which heard our presentation at a hearing held on October 6, 2022.

On October 17, 2022, we received a written decision from the Panel granting our request for continued listing on Nasdaq, subject to the conditions that, on January 11, 2023, we will have demonstrated compliance with the Bid Price Rule by evidencing a closing price of $1.00 or more per share for a minimum of 10 consecutive trading sessions, and that we provide prompt notification of any significant events that occur during the period ending on January 11, 2023 that may affect our compliance with Nasdaq rules.

Table of Contents	20	Financial Statement Index

NOTE 13. STOCKHOLDERS' EQUITY (DEFICIT)

Warrants

The following table summarizes information related to our equity-classified stock warrant issuances as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	10,114,408	$4.01	4.7	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at September 30, 2022	10,114,408	$4.01	3.9	$—

Share-Based Compensation

On September 2, 2022, we issued 1,250,000 shares of our common stock with a fair value of $0.5 million to a vendor in exchange for services performed.

We are authorized to issue equity-based awards under our 2014 Incentive Plan, our 2017 Incentive Plan and our 2022 Incentive Plan, each of which our stockholders have approved. We also award cash bonuses (“China Cash Bonuses”) to our employees in China, which grants are not subject to a formal incentive plan and which can only be settled in cash. We grant such awards to attract, retain and motivate eligible officers, directors, employees and consultants. Under each of the plans, we have granted shares of restricted stock and options to purchase common stock to our officers and employees with exercise prices equal to or greater than the fair value of the underlying shares on the grant date.

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	14,839,020	$3.30	6.1	$159
Granted	384,732	0.49
Exercised	—	—
Forfeited, cancelled or expired	(100,000)	1.41
Outstanding at September 30, 2022	15,123,752	$3.25	5.4	$—

Exercisable at December 31, 2021	12,776,520	3.62	5.7	$957
Exercisable at September 30, 2022	14,334,752	3.35	5.3	$—

Table of Contents	21	Financial Statement Index

The following table summarizes activity related to our liability-classified China Cash Bonuses as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,036,000	$3.97	5.4	$159
Forfeited, cancelled or expired	(299,500)	4.69
Outstanding at September 30, 2022	736,500	$3.68	6.2	$—

Exercisable at December 31, 2021	886,000	4.41	4.9	$—
Exercisable at September 30, 2022	676,500	3.88	6.1	$—

The following table presents the change in the liability associated with our China Cash Bonuses included in Accrued expense and other current liabilities (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2022	2021
Balance at beginning of period	$439	$679
Share-based compensation expense related to China Cash Bonuses	(340)	(240)
Balance at end of period	$99	$439

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

Effective as of January 25, 2022, we entered into a one-year agreement with a consultant that requires us to issue to him each month an option to purchase shares of our common stock. The number of shares purchasable under each option contract to be granted is based upon certain agreed terms and assumptions, and each such option contract is intended to compensate the consultant with an aggregate fair value of $15,000. As of September 30, 2022, we had issued to the consultant options to purchase 384,732 shares of our common stock, and such options collectively represented a total share-based compensation expense of approximately $0.1 million.

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

Table of Contents	22	Financial Statement Index

	Nine Months Ended September 30,
	2022	2021
Stock options	$1,525	$3,823
China Cash Bonuses	(340)	(326)
Total	$1,185	$3,497

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

The following table presents information regarding unrecognized share-based compensation cost associated with stock options and China Cash Bonuses:

September 30, 2022
Unrecognized share-based compensation cost for non-vested awards (in thousands):
Stock options	597
China Cash Bonuses	7
Weighted-average years over which unrecognized share-based compensation expense will be recognized:
Stock options	0.3
China Cash Bonuses	0.3

NOTE 14. RELATED PARTY TRANSACTIONS

As of September 30, 2022, we owed approximately $0.9 million to members of management representing various operating expense payments made on our behalf. Approximately $0.5 million was repaid in October 2022.

NOTE 15. CHINA BUSINESS PARTNER

We interact with an unrelated entity (the “China Business Partner”) in more than one capacity. Firstly, since 2020, we have been working with the China Business Partner to earn revenue by obtaining business from some of the largest companies in China. Secondly, our artificial intelligence business in the U.S. has, to date, purchased substantially all of its inventory from a subsidiary of the China Business Partner which manufactures certain equipment to our specifications; though, during the six months ended September 30, 2022, we did not make a material amount of such purchases. In addition, a member of our senior leadership team maintains a role in the senior management structure of the China Business Partner.

As of December 31, 2021, $4.0 million remained outstanding of the amount we advanced to the China Business Partner pursuant to an agreement between the two entities. Under the executed agreement, we had an obligation to advance as much as an aggregate amount of $5.1 million over the loan term of five years, and we could elect to convert amounts due to it under the agreement into equity of the China Business Partner upon any equity financing the China Business Partner undertook during the term of the agreement. The business purpose for the advances was to allow the China Business Partner to purchase and modify hardware to integrate with our software and market such integrated product to potential customers, including some of the largest companies in China. During the three months ended March 31, 2022, the China Business Partner repaid the advances in full.

During the three and nine months ended September 30, 2022, we recognized approximately $1.9 million and $5.3 million, respectively, of revenue from the relationship with the China Business Partner. At September 30, 2022, we had $3.0 million of accounts receivable from the China Business partner.

Table of Contents	23	Financial Statement Index

NOTE 16. SUBSEQUENT EVENTS

Ionic Transactions

On October 6, 2022, we entered into a debenture purchase agreement (the “Debenture Purchase Agreement”) with Ionic Ventures, LLC (“Ionic”), pursuant to which we issued a convertible subordinated debenture in the original principal amount of $2,778,000 (the “Debenture”) to Ionic for a purchase price of $2,500,000. The Debenture accrues interest at a rate of 8% per annum. The interest rate on the Debenture increases to a rate of 15% per annum if the Debenture is not fully paid or converted by February 6, 2023 (the “Trigger Date”) or upon the occurrence of certain trigger events, including, without limitation, the suspension from trading or the delisting of our common stock from Nasdaq and the occurrence of any material adverse effect. In addition, if the Debenture is not fully paid or converted by the Trigger Date, the original principal amount of the Debenture will be deemed to have been $3,334,000 from the issuance date. The Debenture matures on June 6, 2023.

The Debenture automatically converts into shares of common stock at the earlier of (i) the effective date of a registration statement registering the resale of the shares which may be issued upon conversion of the Debenture and pursuant to the ELOC Purchase Agreement (as defined below) (the “Ionic Resale Registration Statement”) and (ii) 181 days after the issuance date of the Debenture.

The number of shares of common stock issuable upon conversion of the Debenture shall be determined by dividing the outstanding balance under the Debenture (including all accrued and unpaid interest and accrued and unpaid late charges, if any) by a conversion price that is the lower of (x) 80% (or 70% if our common stock is not then trading on Nasdaq) of the average of the 10 lowest volume-weighted average prices (“VWAPs”) over a specified measurement period following the conversion date, and (y) $0.50 (the “Fixed Conversion Price”), subject to full ratchet anti-dilution protection in the event we issue certain equity securities at a price below the then Fixed Conversion Price.

On November 7, 2022, we entered into an amendment to the Debenture Purchase Agreement with Ionic, pursuant to which we and Ionic agreed to amend and restate the Debenture to provide that (i) in no event will the conversion price under the Debenture be below a floor price of $0.10 (such price, as may be appropriately adjusted for any stock dividend, stock split, stock combination or other similar transaction, the “Floor Price”), and (ii) in the event the actual conversion price is less than the Floor Price, (A) Ionic will be entitled to that number of Settlement Conversion Shares issuable with an assumed conversion price equal to the Floor Price, and (B) we will be required to make a cash payment to Ionic on or prior to the Maturity Date of an amount that is calculated by subtracting the number of shares of common stock issuable at an assumed conversion price equal to the Floor Price from the number of shares of common stock issuable at the actual conversion price, multiplied by a price equal to the average of the 10 lowest VWAPs during the specified measurement period.

Additionally, in the event of a bankruptcy, we are required to redeem the Debenture in cash in an amount equal to the then outstanding balance of the Debenture multiplied by 120%, subject, however, to the provisions of a subordination and intercreditor agreement between Ionic and Mudrick. The Debenture further provides that we will not effect the conversion of any portion of the Debenture, and the holder thereof will not have the right to a conversion of any portion of the Debenture, to the extent that after giving effect to such conversion, the holder together with its affiliates would beneficially own more than 4.99% of the outstanding shares of our common stock immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”).

Also, on October 6, 2022, we entered into a purchase agreement (the “ELOC Purchase Agreement”) with Ionic, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Ionic to purchase up to an aggregate of $50,000,000 of shares of our common stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Ionic Resale Registration Statement, and (ii) pursuant to the ELOC Purchase Agreement (collectively, the “Ionic Resale Registration Statement”) and that the Debenture shall have been fully converted into shares of common stock or shall otherwise have been fully redeemed and settled in all respects in accordance with the terms of the Debenture, we have the right to present Ionic with a purchase notice (each, a “Purchase Notice”) directing Ionic to purchase any amount up to $3,000,000 of our common stock per trading day, at a per share price (the “Purchase Price”) equal to 90% (or 80% if our common stock is not then trading on Nasdaq) of the average of the 5 lowest VWAPs over a specified measurement period. With each purchase under the ELOC Purchase Agreement, we are required to deliver to Ionic an additional number of shares equal to 2.5% of the number of shares of common stock deliverable upon such purchase.

Table of Contents	24	Financial Statement Index

In addition, Ionic will not be required to buy any shares of our common stock pursuant to a Purchase Notice on any trading day on which the closing trade price of our common stock is below $0.25. We will control the timing and amount of sales of our common stock to Ionic. Ionic has no right to require any sales by us, and is obligated to make purchases from us as directed solely by us in accordance with the ELOC Purchase Agreement. The ELOC Purchase Agreement provides that we will not be required or permitted to issue, and Ionic will not be required to purchase, any shares under the ELOC Purchase Agreement if such issuance would violate Nasdaq rules, and we may, in our sole discretion, determine whether to obtain stockholder approval to issue shares in excess of 19.99% of our outstanding shares of common stock if such issuance would require stockholder approval under Nasdaq rules. Ionic has agreed that neither it nor any of its agents, representatives and affiliates will engage in any direct or indirect short-selling or hedging our common stock during any time prior to the termination of the ELOC Purchase Agreement.

The ELOC Purchase Agreement may be terminated by us if certain conditions to commence have not been satisfied by December 31, 2022. The ELOC Purchase Agreement may also be terminated by us at any time after commencement, at our discretion; provided, however, that if we sold less than $25,000,000 to Ionic (other than as a result of our inability to sell shares to Ionic as a result of the Beneficial Ownership Limitation, our failure to have sufficient shares authorized or our failure to obtain stockholder approval to issue more than 19.99% of our outstanding shares), we will pay to Ionic a termination fee of $500,000, which is payable, at our option, in cash or in shares of common stock at a price equal to the closing price on the day immediately preceding the date of receipt of the termination notice. Further, the ELOC Purchase Agreement will automatically terminate on the date that we sell, and Ionic purchases, the full $50,000,000 amount under the agreement or, if the full amount has not been purchased, on the expiration of the 36-month term of the ELOC Purchase Agreement.

Concurrently with entering into the Debenture Purchase Agreement and the ELOC Purchase Agreement, we also entered into a registration rights agreement with Ionic (the “Registration Rights Agreement”), in which we agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, the resale of the shares of our common stock issuable upon conversion of the Debenture, the shares of common stock that may be issued to Ionic under the ELOC Purchase Agreement and the shares of common stock that may be issued to Ionic if we fail to comply with our obligations in the Registration Rights Agreement. The Registration Rights Agreement requires that we file, within 30 days after signing, the Ionic Resale Registration Statement and use commercially reasonable efforts to have the Ionic Resale Registration Statement declared effective by the SEC on or before the earlier of (i) 90 days after signing (or 120 if such registration statement is subject to full review by the SEC) and (ii) the 2nd business day after we are notified we will not be subject to further SEC review. If we fail to file or have the Ionic Resale Registration Statement declared effective by the specified deadlines, then in each instance, we will issue to Ionic 150,000 shares of our common stock within 2 trading days after such failure, and with respect to the Conversion Shares, we will additionally pay in cash, as liquidated damages, an amount equal to 2% of the amount then currently outstanding under the Debenture for failure to file and have the Ionic Resale Registration Statement declared effective by the same deadlines set forth above for each 30-day period after each such failure. We filed the Ionic Resale Registration Statement on November 7, 2022.

Nasdaq Hearing

On October 17, 2022, we received a written decision from the Nasdaq Hearings Panel granting our request for continued listing on Nasdaq, subject to the conditions that, on January 11, 2023, we will have demonstrated compliance with the Bid Price Rule by evidencing a closing price of $1.00 or more per share for a minimum of 10 consecutive trading sessions, and that we provide prompt notification of any significant events that occur during the period ending on January 11, 2023 that may affect our compliance with Nasdaq rules.

Mudrick Loans

On October 6, 2022, we entered into a Provisional Waiver and Consent Agreement (the “Mudrick Waiver”) to the Mudrick Loan Agreements. Pursuant to the Mudrick Waiver, Mudrick agreed, among other things, to (i) waive certain then-existing events of default under the Mudrick Loan Agreements, (ii) defer payment of interest for the months of July, August and September 2022 to October 6, 2022, the closing date of the Debenture Purchase Agreement, and (iii) consent to the issuance of the Debenture and the other transactions contemplated by the Debenture Purchase Agreement. In connection with the Mudrick Waiver, we became a party to a Subordination and Intercreditor Agreement with Mudrick and Ionic, pursuant to which Ionic agreed, among other things, that all of our obligations to Ionic under the Debenture will be fully and unconditionally junior and subordinate in right of cash payment to the prior satisfaction in full of our obligation to Mudrick.

Table of Contents	25	Financial Statement Index

We did not make the required repayment of the outstanding loans under the Mudrick Loan Agreements by October 31, 2022, the maturity date. This constitutes an event of default for which we have not received a waiver as of the date of this Form 10-Q. While we are actively engaged in discussions with Mudrick regarding a resolution of the event of default, we cannot provide any assurance that we will be successful in obtaining a waiver or that Mudrick will forebear from taking any enforcement actions against us. As of the date of this Form 10-Q, the principal amount outstanding, together with interest on the unpaid principal balance of the Mudrick Loan, is $14.7 million.

Table of Contents	26	Financial Statement Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2022 in conjunction with our condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this Form 10-Q.

OVERVIEW

We are a diversified global technology business with leading AI and data-analytics, as well as a portfolio of digital media properties.

OUR BUSINESS

Corporate Structure

We are a holding company incorporated in Delaware and not a Chinese operating company. As a holding company, we conduct most of our operations through our subsidiaries, each of which is wholly owned. We have historically conducted a significant part of our operations through contractual arrangements between our WFOE and certain VIEs based in China to address challenges resulting from laws, policies and practices that may disfavor foreign-owned entities that operate within industries deemed sensitive by the Chinese government. We were the primary beneficiary of the VIEs because the contractual arrangements governing the relationship between the VIEs and our WFOE, which included an exclusive call option agreement, exclusive business cooperation agreement, a proxy agreement and an equity pledge agreement, enabled us to (i) exercise effective control over the VIEs, (ii) receive substantially all of the economic benefits of the VIEs, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIEs to the extent permitted by Chinese laws. Because we were the primary beneficiary of the VIEs, we consolidated the financial results of the VIEs in our consolidated financial statements in accordance with GAAP.

We terminated all of the contractual arrangements between the WFOE and the VIEs and exercised our rights under the exclusive call option agreements between the WFOE and the VIEs such that, effective as of September 19, 2022, we obtained 100% of the equity ownership of the entities we formerly consolidated as VIEs and which we now consolidate as wholly-owned subsidiaries.

The following diagram illustrates our corporate structure, including our significant subsidiaries, as of the date of this Form 10-Q. The diagram omits certain entities which are immaterial to our results of operations and financial condition.

Table of Contents	27	Financial Statement Index

We are subject to certain legal and operational risks associated with having a significant portion of our operations in China. Chinese laws and regulations governing our current business operations, including the enforcement of such laws and regulations, are sometimes vague and uncertain and can change quickly with little advance notice. The Chinese government may intervene in or influence the operations of our China-based subsidiaries at any time and may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to

Table of Contents	28	Financial Statement Index

significantly decline or become worthless. In recent years, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of variable interest entities, cybersecurity, data security, export control and anti-monopoly concerns. As of the date of this Form 10-Q, we have neither been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor received any inquiry, notice or sanction. As of the date of this Form 10-Q, no relevant laws or regulations in China explicitly require us to seek approval from the CSRC for any securities listing. As of the date of this Form 10-Q, we have not received any inquiry, notice, warning or sanctions regarding our planned overseas listing from the CSRC or any other Chinese governmental authorities relating to securities listings. However, since these statements and regulatory actions are newly published, official guidance and related implementation rules have not all been issued. It is highly uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange.

As of the date of this Form 10-Q, we are not required to seek permissions from the CSRC, the CAC or any other entity that is required to approve our operations in China. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us or our subsidiaries to obtain permissions from such regulatory authorities to approve our operations or any securities listing.

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

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed the Protocol, taking the first step toward opening access for the PCAOB to completely inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, uncertainties still exist as to compliance with the Protocol. Depending on the implementation of the Protocol, if the PCAOB continues to be prohibited from conducting complete inspections and investigations of PCAOB-registered public accounting firms in China, then China-based companies will be delisted pursuant to the HFCA Act despite the Protocol. Therefore, there is no assurance that the Protocol could give relief to China-based companies against the delisting risk from the application of the HFCA Act.

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

Table of Contents	29	Financial Statement Index

Transfer of Cash or Assets

Dividend Distributions

As of the date of this Form 10-Q, none of our subsidiaries have made any dividends or distributions to Remark.

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

Under Delaware law, a Delaware corporation’s ability to pay cash dividends on its capital stock requires the corporation to have either net profits or positive net assets (total assets less total liabilities) over its capital. If we determine to pay dividends on any of our common stock in the future, as a holding company, we may rely on dividends and other distributions on equity from our subsidiaries for cash requirements, including the funds necessary to pay dividends and other cash contributions to our stockholders.

Our WFOE’s ability to distribute dividends is based upon its distributable earnings. Current Chinese regulations permit our WFOE to pay dividends to its shareholder only out of its registered capital amount, if any, as determined in accordance with Chinese accounting standards and regulations, and then only after meeting the requirement regarding statutory reserve. If our WFOE incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Any limitation on the ability of our WFOE to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business. In addition, any cash dividends or distributions of assets by our WFOE to its stockholder are subject to a Chinese withholding tax of as much as 10%.

The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. If we are unable to receive all of the revenues from our operations through our China-based subsidiaries, we may be unable to pay dividends on our common stock.

AI Business

Through the proprietary data and AI software platform we developed, our Remark AI business in the U.S. and the KanKan AI business in the Asia-Pacific region generate revenue by delivering AI-based computer vision products, computing devices and software-as-a-service solutions for businesses in many industries. In addition to the other work that we have ramped up, we continue partnering with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe keeps us among the leaders in technology development. Our research team continues to participate in various computer vision competitions at which it wins or ranks near or at the top.

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

Table of Contents	30	Financial Statement Index

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

Railway Safety Solutions. In railway settings, our product known as the Smart Sentry uses the Smart Safety Platform (the “SSP”), a specialized version of the software platform we developed, to provide intrusion-detection capabilities that allow customers to monitor railroad tracks, rail yards and other sensitive areas around the clock, in all weather conditions and at varying distances. The Smart Sentry, which customers can deploy as an individual unit or as a system of units, detects when pedestrians or vehicles are crossing a railway or entering the railway tracks as a train is approaching, and then alerts customer personnel to the situation so action can be taken to prevent hazardous incidents from happening. When deployed in multiple-unit systems, each Smart Sentry unit works in concert with the other units to relay warnings that give train operators sufficient time to respond to the track intrusions from miles away. Using the Smart Sentry’s high-end cameras and other hardware, the SSP also gathers and analyzes data on railway traffic and weather conditions along various railways to provide valuable, actionable information to railway personnel. In the near future, we expect to add more safety features to Smart Sentry, such as the ability to detect worn or otherwise damaged track and the ability to identify stationary obstacles like fallen rocks or trees.

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

Table of Contents	31	Financial Statement Index

Overall Business Outlook

The innovative AI and data analytics solutions we already sell will continue to serve as the backbone of our efforts to expand our business not only in the Asia-Pacific region, where we believe there still are fast-growth AI market opportunities for our solutions, but also in the United States and Europe, where we see a tremendous number of requests for AI products and solutions in the workplace and public safety markets. We continue to pursue large business opportunities, but anticipating when, or if, we can close these opportunities is difficult. Quickly deploying our software solutions in the market segments we have identified, in which we may face a number of large, well-known competitors, is also difficult.

The response to the COVID-19 pandemic will likely continue to adversely affect our business and financial results, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. The COVID-19 pandemic caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Varying degrees of preventative measures are still in place in China and other parts of the world, including city-wide lockdowns, travel restrictions, closures of non-essential businesses and other quarantine measures. In particular, the preventative measures in China as a result of the Chinese government’s “Zero-COVID” policy have significantly limited the operational capabilities of our China-based subsidiaries. Many cities across large swaths of China have recently been fully or partially locked down for weeks or even months, including economically significant regions such as Shanghai. Such lockdowns have had a material adverse impact on our business and we expect them to continue to have a material adverse impact on our business at least through the third quarter of 2022.

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

Business Developments During 2022

The COVID-19 pandemic caused renewed lockdowns in China, which made it difficult for us to interact with our clients and vendors. While we were able to complete several larger projects during the first half of 2022, primarily during the first quarter, including construction projects obtained through our China Business Partner and projects related to school campuses, ongoing lockdowns throughout the second and third quarters prevented us from being able to complete as many projects as we otherwise had planned to complete this year.

Table of Contents	32	Financial Statement Index

The following table presents our revenue categories as a percentage of total consolidated revenue during the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
AI-based products and services	95%	68%	97%	90%
Advertising and other	5%	32%	3%	10%

CRITICAL ACCOUNTING POLICIES

During the nine months ended September 30, 2022, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2021 Form 10-K.

RESULTS OF OPERATIONS

The following tables summarize our operating results for the three and nine months ended September 30, 2022, and the discussion following the table explains material changes in such operating results compared to the three and nine months ended September 30, 2021.

(dollars in thousands)	Three Months Ended September 30, 2022		Change
	2022	2021	Dollars	Percentage
Revenue, including amounts from China Business Partner	$2,812	$1,234	$1,578	128%

Cost of revenue	2,459	854	1,605	188%
Sales and marketing	270	882	(612)	(69)%
Technology and development	41	635	(594)	(94)%
General and administrative	6,726	5,493	1,233	22%
Depreciation and amortization	43	35	8	23%

Interest expense	(1,365)	(438)	(927)	212%
Change in fair value of warrant liability	—	411	(411)	(100)%
Gain on investment	(348)	78,917	(79,265)	(100)%
Gain on debt extinguishment	—	425	(425)	(100)%
Other gain (loss), net	(493)	96	(589)	(614)%
Provision for income taxes	9	—	9
Net loss	(8,924)	72,746	(81,670)	(112)%

Table of Contents	33	Financial Statement Index

(dollars in thousands)	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Revenue, including amounts from China Business Partner	$10,037	$9,656	$381	4%

Cost of revenue	8,576	5,858	2,718	46%
Sales and marketing	606	2,281	(1,675)	(73)%
Technology and development	1,004	3,490	(2,486)	(71)%
General and administrative	14,598	10,672	3,926	37%
Depreciation and amortization	121	150	(29)	(19)%

Interest expense	(5,325)	(1,053)	(4,272)	406%
Change in fair value of warrant liability	—	123	(123)	(100)%
Gain (loss) on investment	(26,356)	78,917	(105,273)	(133)%
Gain on debt extinguishment	—	425	(425)	(100)%
Other gain (loss), net	(342)	116	(458)	(395)%
Provision for income taxes	9	(9)	18	(200)%
Net loss	(46,882)	65,724	(112,606)	(171)%

Revenue and Cost of Revenue. During the three and nine months ended September 30, 2022, we completed larger AI-related projects than in the comparable periods of the prior year, including projects associated with our collaboration with an unrelated entity (the “China Business Partner”), resulting in $1.9 million and $3.7 million more revenue, respectively. Decreases in U.S. revenue during the three months ended September 30, 2022 of $0.2 million from advertising related to the daily fantasy sports project and approximately $0.1 million from our e-commerce business partially offset the increase in revenue from China. Decreases in U.S. revenue during the nine months ended September 30, 2022 of approximately $2.8 million from AI data intelligence services and advertising related to a daily fantasy sports project that was not repeated in the current year and $0.4 million from our biosafety business due to a decline in demand, partially offset the increased revenue from China.

The increase in cost of revenue during the three and nine months ended September 30, 2022 was related to our completion of larger projects in China as described above, partially offset by the decrease in cost of revenue associated with the U.S. revenue decreases described above.

Sales and marketing. The decrease in sales and marketing expense during the three and nine months ended September 30, 2022 resulted because the prior year to date included $0.6 million and $1.9 million, respectively, that we advanced to our China Business partner, and such amount was classified as marketing expense. During the nine months ended September 30, 2022, the $1.9 million was partially offset by approximately $0.6 million resulting from our completion of orders from a client that resulted from our joint efforts with our China Business Partner. Because we had provided money to our China Business Partner in 2021 for the business development efforts that resulted in the customer orders, we had recorded the $0.6 million as an offset to the expense. Changes in other expense categories, including shares-based compensation expense and payroll and benefits expense, contributed to the overall change in sales and marketing expense but were individually immaterial and not representative of material trends.

Technology and development. During the three months ended September 30, 2022, we reclassified a refundable tax credit we received from the government of the United Kingdom resulting from our research and development activities in its jurisdiction from Other gain to technology and development expense. Consulting fees decreased $1.3 million during the nine months ended September 30, 2022, because we no longer needed certain third-party services after our acquisition, in an immaterial business combination, of our U.K. subsidiary. Additionally, the tax credit from the United Kingdom reduced the expense and share-based compensation expense decreased $0.4 million during the same period.

Table of Contents	34

General and administrative. During the three and nine months ended September 30, 2022, as a result of the ongoing lockdowns related to China’s Zero-COVID policy, we have had to re-evaluate the amounts receivable from customers based on recent information and, as a result, we increased our reserve for doubtful accounts by $2.3 million. Additionally, we experienced an increase of $0.8 million in legal and other professional fees primarily in connection with financings that were completed after the end of the quarter and the filing of amendments to registration statements, and increases of $0.7 million and $1.7 million, respectively, in certain business development expenses as we work to expand our client base. The increases were partially offset by a decrease of $2.8 million and $1.8 million, respectively, in share-based compensation expense. Also during the nine months ended September 30, 2022, our payroll and benefits increased $0.7 million.

Interest expense. We executed the Original Mudrick Loan Agreements in December 2021, pursuant to which we obtained the Mudrick Loans in the aggregate principal amount of $30.0 million. The Mudrick Loans bore interest at 16.5% through July 2022 and, following an amendment, now bear interest at 18.5%. The Mudrick Loans were the primary cause of the increase in interest expense during the three and nine months ended September 30, 2022. The same period of the prior year included significantly less debt principal outstanding, with such principal bearing lower interest rates than on the Mudrick Loans. Included as part of interest expense during the nine months ended September 30, 2022 was $2.2 million of amortization of debt discount and debt issuance cost related to the Mudrick Loans, as well as a $0.3 million amendment and extension fee related to the First Amendment to the Mudrick Loan Agreements.

Gain (loss) on investment. On July 1, 2021, as the result of a business combination involving Legacy Sharecare and New Sharecare, our equity in Legacy Sharecare converted into cash and shares of publicly traded common stock of New Sharecare. As a result of the common stock of New Sharecare being traded on a national securities exchange, we were able to remeasure our investment at fair value. Since July 1, 2021, the value of the New Sharecare stock has declined significantly, which caused the decrease from a large gain on investment during the three and nine months ended September 30, 2021, to the small gain during the three months ended September 30, 2022 and the loss of $26.4 million during the nine months ended September 30, 2022.

Gain on debt extinguishment. During the third quarter of 2021, we received notification that our previously-outstanding Paycheck Protection Program loan had been forgiven, resulting in a gain of approximately $0.4 million.

Change in fair value of warrant liability. After reclassifying our warrants to equity on August 31, 2021, we are no longer required to routinely remeasure them at fair value.

Other gain (loss). Other loss during the nine months ended September 30, 2022 increased over the other gain we recorded during the same period of the prior year because we accrued $0.4 million of liquidated damages during the second quarter of 2022 related to the Armistice Resale Registration Statement which became effective after the time frame during which we were required to ensure it became effective.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2022, and in each fiscal year since our inception, we have incurred net losses which have resulted in a stockholders’ deficit of $14.7 million as of September 30, 2022. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $13.6 million during the nine months ended September 30, 2022. As of September 30, 2022, our cash balance was $0.4 million.

Mudrick Loans

On December 3, 2021, we entered into the Original Mudrick Loan Agreements pursuant to which Mudrick extended credit to us consisting of term loans in the aggregate principal amount of $30.0 million. The Mudrick Loans, as amended by the First Amendment, bear interest at 18.5% per annum (originally 16.5% per annum), which is payable on the last business day of each month. All amounts outstanding under the Mudrick Loans, as amended, including all accrued and unpaid interest, will be due and payable in full on October 31, 2022 (originally due on July 31, 2022). To secure the payment and performance of the obligations under the Mudrick Loan Agreements, we, together with the Guarantors, have granted to TMI Trust Company, as the collateral agent for the benefit of Mudrick, a first priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions. The Mudrick Loan Agreements contain representations, warranties, events of default, indemnifications and other provisions customary for financings of this type. The occurrence of any event of default

Table of Contents	35

under the Mudrick Loan Agreements may result in the principal amount outstanding and unpaid interest thereon becoming immediately due and payable. In connection with our entry into the Mudrick Loan Agreements, we paid to Mudrick an upfront fee equal to 5.0% of the amount of the Mudrick Loans, which amount was netted against the drawdown of the Mudrick Loans. We recorded the upfront fee as a debt discount of $1.5 million, and recorded debt issuance cost totaling $1.1 million. We amortized the discount on the Mudrick Loans and the debt issuance cost over the life of the Mudrick Loans and, during the nine months ended September 30, 2022, we amortized $2.2 million of such discount and debt issuance cost.

On August 3, 2022, we entered into the First Amendment with Mudrick, pursuant to which, Mudrick agreed, among other things, to (i) waive certain existing events of default under the Mudrick Loan Agreements, (ii) extend the original July 31, 2022 maturity date to October 31, 2022 (provided, however, that if we prepay the principal amount of the loans in an amount of at least $5 million, the maturity date will be automatically extended to November 30, 2022), and (iii) defer payment of interest for the month of July 2022 to August 31, 2022. In addition, on and after the effective date of the First Amendment, the outstanding loans under the Mudrick Loan Agreements will bear interest at 18.5% per annum, payable on the last business day of each month commencing on August 31, 2022. We have also agreed to commence marketing and sale efforts with respect to our Bikini.com business. In consideration for Mudrick’s agreement to enter into the First Amendment and extend the maturity date, we agreed to pay Mudrick an amendment and extension payment in the amount of 2.0% of the unpaid principal balance of the loans outstanding as of the date of the First Amendment, or approximately $0.3 million, which was added to the principal balance of the loans as of the effective date of the First Amendment.

On October 6, 2022, we also entered into the Mudrick Waiver to the Mudrick Loan Agreements. Pursuant to the Mudrick Waiver, Mudrick agreed, among other things, to (i) waive certain existing events of default under the Mudrick Loan Agreements, (ii) defer payment of interest for the months of July, August and September 2022 to October 6, 2022, the closing date of the Debenture Purchase Agreement, and (iii) consent to the issuance of the Debenture and the other transactions contemplated by the Debenture Purchase Agreement. In connection with the Mudrick Waiver, we became a party to a Subordination and Intercreditor Agreement with Mudrick and Ionic, pursuant to which Ionic agreed, among other things, that all of our obligations to Ionic under the Debenture will be fully and unconditionally junior and subordinate in right of cash payment to the prior satisfaction in full of our obligation to Mudrick.

We did not make the required repayment of the outstanding loans under the Mudrick Loan Agreements by October 31, 2022, the maturity date. This constitutes an event of default for which we have not received a waiver as of the date of this Form 10-Q. While we are actively engaged in discussions with Mudrick regarding a resolution of the event of default, we cannot provide any assurance that we will be successful in obtaining a waiver or that Mudrick will forebear from taking any enforcement actions against us. As of the date of this Form 10-Q, the principal amount outstanding, together with interest on the unpaid principal balance of the Mudrick Loan, is $14.4 million.

Ionic Transactions

On October 6, 2022, we entered into the Debenture Purchase Agreement with Ionic, pursuant to which we issued the Debenture in the original principal amount of $2,778,000 to Ionic for a purchase price of $2,500,000. The Debenture accrues interest at a rate of 8% per annum. The interest rate on the Debenture increases to a rate of 15% per annum if the Debenture is not fully paid or converted by February 6, 2023 or upon the occurrence of certain trigger events, including, without limitation, the suspension from trading or the delisting of our common stock from Nasdaq and the occurrence of any material adverse effect. In addition, if the Debenture is not fully paid or converted by the February 6, 2023, the original principal amount of the Debenture will be deemed to have been $3,334,000 from the issuance date. The Debenture matures on June 6, 2023. The terms of the Debenture are further described in Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

Also, on October 6, 2022, we entered into the ELOC Purchase Agreement with Ionic, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Ionic to purchase up to an aggregate of $50,000,000 of shares of our common stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Ionic Resale Registration Statement and that the Debenture shall have been fully converted into shares of common stock or shall otherwise have been fully redeemed and settled in all respects in accordance with the terms of the Debenture, we have the right to present Ionic with a Purchase Notice directing Ionic to purchase any amount up to $3,000,000 of our common stock per trading day, at the Purchase Price equal to 90% (or 80% if our common stock is not then trading on Nasdaq) of the average of the 5 lowest VWAPs over a specified measurement period. With each purchase under the ELOC Purchase Agreement, we are required to deliver to Ionic an additional number of shares equal to 2.5% of the number of shares of common stock deliverable upon such purchase. See Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report for additional detail regarding the ELOC Purchase Agreement.

Table of Contents	36

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern.

We intend to fund our future operations and meet our financial obligations through revenue growth from our AI offerings, as well as through sales of our thermal-imaging products. We cannot, however, provide assurance that revenue, income and cash flows generated from our businesses will be sufficient to sustain our operations in the twelve months following the filing of this Form 10-Q. As a result, we are actively evaluating strategic alternatives including debt and equity financings.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to December 31, 2022.

Cash Flows - Operating Activities

During the nine months ended September 30, 2022, we used $3.5 million more cash in operating activities than we did during the same period of the prior year. The increase in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

Investing activities during the nine months ended September 30, 2022 provided $6.3 million in proceeds from the sale of a portion of our marketable securities, compared to $2.3 million received in the same period of 2021 from the transaction in which Legacy Sharecare became New Sharecare.

Cash Flows - Financing Activities

During the nine months ended September 30, 2022, we repaid $6.2 million of the Mudrick Loans and received $1.5 million of advances from senior management representing various operating expense payments made on our behalf, while the prior year period’s financing activity included $4.8 million of net debt proceeds plus $5.5 million of proceeds from issuances of our common stock shares.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Table of Contents	37

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses in our internal control over financial reporting related to: (i) insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our AI business in China, (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our AI business in China including accounts payable, accrued liabilities, payroll and fixed assets, and (iv) failure to retain documentary evidence of all inventory purchases and the insufficient evaluation of the impact of discounted sales transactions on the valuation of our inventory, all of which we described in our 2021 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2022.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

Table of Contents	38

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth below together with the risk factors discussed in Part I, Item 1A of our 2021 Form 10-K, which could materially affect our business, financial condition or operating results. The risks described below and in our 2021 Form 10-K are not the only risks we face. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our concentration of customers could have a material adverse effect on us.

Our concentration of customers could have a material adverse effect on us. During the nine months ended September 30, 2022, two of our customers represented about 55% and 23%, respectively, of our revenue for such period. During the nine months ended September 30, 2021, our two largest customers represented about 32% and 21%, respectively, of our revenue for such period. At September 30, 2022, accounts receivable from two of our customers represented about 32% and 18%, respectively, of our gross accounts receivable, while at December 31, 2021, accounts receivable from our three largest customers represented about 25%, 24% and 10%, respectively, of our gross accounts receivable. This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 2, 2022, we issued 1,250,000 shares of our common stock with a fair value of $0.5 million to a vendor in exchange for services performed.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We did not make the required repayment of the outstanding loans under the Mudrick Loan Agreements by October 31, 2022, the maturity date. This constitutes an event of default for which we have not received a waiver as of the date of this Form 10-Q. While we are actively engaged in discussions with Mudrick regarding a resolution of the event of default, we cannot provide any assurance that we will be successful in obtaining a waiver or that Mudrick will forebear from taking any enforcement actions against us. As of the date of this Form 10-Q, the principal amount outstanding, together with interest on the unpaid principal balance of the Mudrick Loan, is $14.7 million.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

Table of Contents	39

ITEM 6.    EXHIBITS

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
4.1	Amended and Restated Subordinated Convertible Debenture, dated November 7, 2022, by and between Remark Holdings, Inc., and Ionic Ventures, LLC.	S-1	11/07/2022	4.8
10.1	2022 Incentive Plan	DEF 14A	04/29/2022	N/A
10.2	First Amendment to Senior Secured Loan Agreement, dated August 3, 2022, by and among, Remark Holdings Inc., certain of its subsidiaries and lender party thereto.	8-K	08/08/2022	10.1
10.3	Debenture Purchase Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.1
10.4	Purchase Agreement, dated October 6, 2022, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.2
10.5	Registration Rights Agreement, dated October 6, 2022, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.3
10.6	Provisional Waiver and Consent Agreement, dated October 6, 2022, among Remark Holdings, Inc., certain of its subsidiaries party thereto, and Mudrick Capital Management, LP.	8-K	10/11/2022	10.4
10.7	Subordination and Intercreditor Agreement, dated October 6, 2022, among Ionic Ventures, LLC, Mudrick Capital Management, LP and Remark Holdings, Inc.	8-K	10/11/2022	10.5
10.8	Amendment No. 1 to Debenture Purchase Agreement, dated as of November 7, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	S-1	11/07/2022	10.2
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101
The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2022 and 2021; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

Table of Contents	40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	November 14, 2022	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	41