Form 10-K
period 2022-12-31
REMARK HOLDINGS, INC.
filed 2023-04-17
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2022, the aggregate market value of our voting and non-voting common equity held by non-affiliates was $43.7 million.

As of April 14, 2023, a total of 13,633,992 shares of our common stock were outstanding.

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

Our innovative artificial intelligence (“AI”) and data analytics solutions continue to gain worldwide awareness and recognition through comparative testing, product demonstrations, media exposure, and word of mouth. We continue to see positive responses and increased acceptance of our software and applications in a growing number of industries. We intend to expand our business in three major regions, Asia-Pacific, North America, and Europe. The Asia-Pacific region has a fast-growth AI market with significant opportunities for our solutions. In North America, primarily in the United States, and in Europe, we see robust demand for AI products and solutions in a growing number of industries, including potential growth opportunities particularly in the workplace, schools, transportation and public safety markets. Despite such opportunities, the economic and geopolitical conditions, particularly in international markets, could adversely affect our business. We continue to pursue large business opportunities where we can quickly deploy our software solutions in the market segments we have identified, in which we may face a number of large, well-known competitors.

Our corporate headquarters and U.S. operations are based in Las Vegas, Nevada, and we also maintain operations in London, England and Chengdu, China. Our common stock, par value $0.001 per share, is listed on the Nasdaq Capital Market under the ticker symbol MARK.

On December 21, 2022, we effected a 1-for-10 reverse split of our common stock (the “Reverse Split”). All references made to share or per share amounts in this Form 10-K have been retroactively adjusted to reflect the effects of the Reverse Split.

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

The following diagram illustrates our corporate structure, including our significant subsidiaries, as of the date of this Form 10-K. The diagram omits certain entities which are immaterial to our results of operations and financial condition.

Table of Contents	1

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

Table of Contents	2

significantly decline or become worthless. In recent years, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of variable interest entities, cybersecurity, data security, export control and anti-monopoly concerns. As of the date of this Form 10-K, we have neither been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor received any inquiry, notice or sanction. As of the date of this Form 10-K, no relevant laws or regulations in China explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) for any securities listing. As of the date of this Form 10-K, we have not received any inquiry, notice, warning or sanctions regarding our planned overseas listing from the CSRC or any other Chinese governmental authorities relating to securities listings. However, since these statements and regulatory actions are newly published, official guidance and related implementation rules have not all been issued. It is highly uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange.

As of the date of this Form 10-K, we are not required to seek permissions from the CSRC, the Cyberspace Administration of China (the “CAC”), or any other entity that is required to approve our operations in China. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us or our subsidiaries to obtain permissions from such regulatory authorities to approve our operations or any securities listing.

Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCA Act”) was enacted on December 18, 2020. The HFCA Act states that if the Securities and Exchange Commission (the “SEC”) determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the Public Company Accounting Oversight Board (the “PCAOB”) for three consecutive years beginning in 2021, the SEC shall prohibit such shares from being traded on a national securities exchange or in the over the counter trading market in the United States. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. The Consolidated Appropriations Act, 2023, which was signed into law on December 29, 2022, amended the HFCA Act to reduce the number of consecutive non-inspection years required to trigger the trading prohibition under the HFCA Act from three years to two years.

On December 16, 2021, the PCAOB issued a report on its determination that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by Chinese and Hong Kong authorities in those jurisdictions.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, taking the first step toward opening access for the PCAOB to completely inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong.

On December 15, 2022, the PCAOB vacated its 2021 determination that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. In view of the PCAOB’s decision to vacate its 2021 determination and until such time as the PCAOB issues any new adverse determination, the SEC has stated that there are no issuers at risk of having their securities subject to a trading prohibition under the HFCA Act. Each year, the PCAOB will reassess its determinations on whether it can inspect and investigation completely audit firms in China, and if, in the future, the PCAOB determines it cannot do so, or if Chinese authorities do not allow the PCAOB complete access for inspections and investigations for two consecutive years, companies engaging China-based public accounting firms would be delisted pursuant to the HFCA Act.

Our auditor, Weinberg & Company, an independent registered public accounting firm headquartered in the United States is currently subject to PCAOB inspections and has been inspected by the PCAOB on a regular basis. However, if the PCAOB is unable to inspect the work papers of our accounting firm in the future, such lack of inspection could cause trading in our common stock to be prohibited under the HFCA Act, and as a result, an exchange may determine to delist our common stock. The delisting and the cessation of trading of our common stock, or the threat of our common stock being delisted and prohibited from being traded, may materially and adversely affect the value of our common stock.

Table of Contents	3

Business Model

We currently earn the majority of our revenue from sales of AI-based products and services. Excluding general and administrative expense, the primary costs we incur to earn the revenue described below include:

•software development costs, including licensing costs for third-party software

•cost of equipment related to customized AI products

•costs associated with marketing our brands

AI Business

We generate revenue by using the proprietary data and AI software platform we developed to deliver AI-based computer vision products, computing devices and software-as-a-service solutions for businesses in many industries. We continue to partner with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe will keep us among the leaders in technology development.

The primary focus of our business is promoting and facilitating the safety of our customers and their customers through our Smart Safety Platform (the “SSP”). The SSP, having won numerous industry and government benchmark tests for accuracy and speed, is a leading software solution for using computer vision to detect persons, objects and behavior in video feeds. Real-time alerts from the SSP allow operations staff to respond rapidly to prevent any events or activities that can endanger public security or workplace safety.

We deploy the SSP to integrate with each customer’s IT infrastructure, including, in many cases, cameras already in place at the customer’s location(s). When necessary, we also sell and deploy hardware to create or supplement the customer’s monitoring capabilities. Such hardware includes, among other items, cameras, edge computing devices and/or our Smart Sentry units. The Smart Sentry is a large mobile camera unit with a telescoping mast on which a high-quality camera is mounted. Based upon customer needs, the camera may have either standard vision and/or thermal vision capability. The camera works in conjunction with an edge computing device that is also mounted to the unit. The Smart Sentry is an example of how we incorporate the SSP in modern IT architectural concepts, including edge computing and micro-service architectures. Edge computing, for example, allows the SSP to conduct expensive computing tasks at distributed locations without requiring large data transmission over the internet, thereby dramatically reducing costs while integrating numerous and varied sensors at distributed locations.

We customize and sell our innovative AI-based computer vision products and solutions, including the SSP, to customers in the retail, construction, public safety, workplace safety and public sector markets. We have also developed versions of our solutions for application in the transportation and energy markets.

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

Table of Contents	4

Intellectual Property

We rely upon trademark, copyright and trade secret laws in various jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brands. We own 33 copyright registrations and nine AI-related patents, with 27 AI-related patents pending in China.

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

Table of Contents	5

Transfer of Cash or Assets

Dividend Distributions

As of the date of this Form 10-K, none of our subsidiaries have made any dividends or distributions to the parent company.

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

Employees

We employed 88 people as of April 14, 2023, all of whom are full-time employees.

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

Risks Relating to Our Corporate Structure

•We have historically relied on contractual arrangements with the VIEs and their shareholders for a significant portion of our business operations. If the Chinese government determines that such contractual arrangements did not comply with Chinese regulations, or if these regulations change or are interpreted differently in the future, we could be subject to penalties, and our common stock may decline in value or even become worthless.

•Our contractual arrangements with the former VIEs may be subject to scrutiny by China’s tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and therefore substantially reduce our consolidated net income and the value of your investment.

Risks Relating to Doing Business in China

•Changes in China’s economic, political, social or geopolitical conditions or in U.S.-China relations, as well as possible interventions and influences of any government policies and actions, could have a material adverse effect on our business and operations and the value of our common stock.

•Uncertainties with respect to the Chinese legal system could adversely affect us.

•We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with Chinese laws and regulations over data security could result in materially adverse impact on our business, results of operations and the value of our common stock.

•Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditors, and as a result, Nasdaq may determine to delist our securities.

Risks Relating to Our Business and Industry

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

Table of Contents	7

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

Risks Relating to our Company

•We have a history of operating losses and we may not generate sufficient revenue to support our operations.

•We may not have sufficient cash to repay our outstanding senior secured indebtedness.

•Our independent registered public accounting firm’s reports for the fiscal years ended December 31, 2022 and 2021 have raised substantial doubt regarding our ability to continue as a “going concern.”

•We continue to evolve our business strategy and develop new brands, products and services, and our future prospects are difficult to evaluate.

Risks Relating to Our Common Stock

•Our failure to meet the continued listing requirements of the Nasdaq Stock Market could result in a delisting of our common stock.

•Our stock price has fluctuated considerably and is likely to remain volatile, and various factors could negatively affect the market price or market for our common stock.

•Holders of our warrants will have no rights as a common stockholder until they exercise their warrants and acquire our common stock.

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

Risks Relating to Our Corporate Structure

Table of Contents	8

We have historically relied on contractual arrangements with the VIEs and their shareholders for a significant portion of our business operations. If the Chinese government determines that such contractual arrangements did not comply with Chinese regulations, or if these regulations change or are interpreted differently in the future, we could be subject to penalties, and our common stock may decline in value or even become worthless.

Prior to the termination of our contractual arrangements with the VIEs, we relied on such contractual arrangements with the former VIEs to operate our business in China. The revenues contributed by the former VIEs constituted a majority of our total revenues for the fiscal years ended December 31, 2022 and 2021.

In recent years, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to variable interest entities. These recent statements indicate an intent by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. As of the date of this Form 10-K, there are no relevant laws or regulations in China that prohibit our Company or any of our subsidiaries from listing or offering securities in the United States. However, official guidance and related implementation rules have not been issued. Future action taken by the Chinese government could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our common stock to significantly depreciate or become worthless. In addition, although we believe that our historical contractual arrangements with the former VIEs complied with applicable Chinese laws and regulations, the Chinese government may determine at any time that such contractual arrangements with the former VIEs did not apply with Chinese regulations, or such regulations may change or be interpreted differently in the future. If the Chinese government determines that our contractual arrangements with the former VIEs did not comply with Chinese regulations or if these regulations change or are interpreted differently in the future, we may be subject to penalties imposed by the Chinese government, and our common stock may decline in value or become worthless.

Our contractual arrangements with the former VIEs may be subject to scrutiny by China’s tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and therefore substantially reduce our consolidated net income and the value of your investment.

The tax regime in China is rapidly evolving and there is significant uncertainty for Chinese taxpayers as Chinese tax laws may be interpreted in significantly different ways. China’s tax authorities may assert that we or the former VIEs or their shareholders are required to pay additional taxes on previous or future revenue or income. In particular, under applicable Chinese laws, rules and regulations, arrangements and transactions among related parties, such as the contractual arrangements with the former VIEs, may be subject to audit or challenge by China’s tax authorities. If China’s tax authorities determine that any contractual arrangements were not entered into on an arm’s length basis and therefore constitute a favorable transfer pricing, the China tax liabilities of the relevant subsidiaries, the former VIEs or the shareholders of the former VIEs could be increased, which could increase our overall tax liabilities. In addition, China’s tax authorities may impose interest on late payments. Our net income may be materially reduced if our tax liabilities increase. It is uncertain whether any new China laws, rules or regulations relating to VIE structures will be adopted or, if adopted, what they would provide.

If we or any of the former VIEs are found to be in violation of any existing or future China laws, rules or regulations, or if we fail to obtain or maintain any of the required permits or approvals, the relevant China regulatory authorities would have broad discretion to take action in dealing with these violations or failures, including revoking the business and operating licenses of the former VIEs, requiring us to discontinue or restrict our operations, restricting our right to collect revenue, blocking one or more of our websites, requiring us to restructure our operations or taking other regulatory or enforcement actions against us. The imposition of any of these measures could result in a material adverse effect on our ability to conduct all or any portion of our business operations. In addition, it is unclear what impact Chinese government actions would have on us and on our ability to consolidate the financial results of any of the former VIEs in our consolidated financial statements, if Chinese governmental authorities were to find our former corporate structure and historical contractual arrangements to be in violation of Chinese laws, rules and regulations. If the imposition of any governmental actions causes us to lose our right to direct the activities of any of the former VIEs or otherwise separate from any of these entities, and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of the former VIEs in our consolidated financial statements. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

Table of Contents	9

Risks Relating to Doing Business in China

Changes in China’s economic, political, social or geopolitical conditions or in U.S.-China relations, as well as possible interventions and influences of any government policies and actions, could have a material adverse effect on our business and operations and the value of our common stock.

A significant portion of our operations are conducted through our China-based subsidiaries. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic, social conditions and government policies in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to reduction in demand for our services and adversely affect our competitive position. The COVID-19 pandemic has had a severe and negative impact on the Chinese and global economy. In particular, the preventative measures in China as a result of the Chinese government’s “Zero-COVID” policy have significantly limited the operational capabilities of our China-based subsidiaries, caused a material adverse impact on our business and, though the preventative measures have been eased somewhat, may continue to have an adverse impact on our operations in China.

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

Furthermore, we and our investors may face uncertainty about future actions by the government of China that could significantly affect the financial performance and operations of our China-based subsidiaries. Chinese laws and regulations, including the enforcement of such laws and regulations, can change quickly with little advance notice. The Chinese government may intervene or influence our operations at any time and may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our securities. As of the date of this Form 10-K, neither Remark nor any of its subsidiaries has received or was denied permission from Chinese authorities to list on U.S. exchanges or conduct U.S. securities offerings. However, there is no guarantee that we will receive or not be denied permission from Chinese authorities to list on U.S. exchanges or conduct U.S. securities offerings in the future. China’s economic, political and social conditions, as well as interventions and influences of any government policies, laws and regulations are uncertain and could have a material adverse effect on our business.

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

Table of Contents	10

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

In addition, we are subject to risks and uncertainties of the interpretations and applications of Chinese laws and regulations, and any such interpretations and applications could lead to future actions of the Chinese government that are detrimental to us and/or our China-based subsidiaries, which would likely result in material adverse changes in our operations and cause the value of our common stock to potentially depreciate significantly or become worthless.

We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with Chinese laws and regulations over data security could result in materially adverse impact on our business, results of operations and the value of our common stock.

Our business involves collecting and retaining certain internal and external data and information including that of our customers and suppliers. The integrity and protection of such information and data are crucial to us and our business. Owners of such data and information expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

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

On August 20, 2021, the Standing Committee of the 13th National People's Congress of China issued the final version of the Personal Information Protection Law (the “PIPL”), which became effective on November 1, 2021. The PIPL imposes on China-based data processers (such as our China-based subsidiaries) significant obligations with respect to, among other things, obtaining, processing and cross-border transferring personal information. The PIPL may subject a data processor to a penalty of as much as RMB50 million or 5% of the preceding year’s turnover.

The Chinese regulatory requirements regarding cybersecurity are evolving. For instance, various regulatory bodies in China, including the CAC, the Ministry of Public Security and the State Administration for Market Regulation, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations.

Table of Contents	11

In November 2021, the CAC and other related authorities released the amended Cybersecurity Review Measures which became effective on February 15, 2022. Under the amended Cybersecurity Review Measures:

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

As a result of the promulgation of the amended Cybersecurity Review Measures, we may become subject to enhanced cybersecurity review. Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this Form 10-K, we have neither been subject to heightened regulatory scrutiny with respect to cybersecurity matters nor been informed by any Chinese governmental authority of any requirement that we file for a cybersecurity review. However, if we are deemed to be a critical information infrastructure operator or a company that is engaged in data processing and holds personal information of more than one million users, we could be subject to Chinese cybersecurity review.

As there remains significant uncertainty in the interpretation and enforcement of relevant Chinese cybersecurity laws and regulations, we could be subject to cybersecurity review, and if so, we may not be able to pass such review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by Chinese regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have material adverse effect on our business, financial condition or results of operations. As of the date of this Form 10-K, we have neither been involved in any investigations on cybersecurity review initiated by the CAC or any other Chinese regulatory authority nor have we received any inquiry, notice or sanction in such respect. We believe that we are in compliance with the aforementioned regulations and policies that have been issued by the CAC.

On June 10, 2021, the Standing Committee of the National People’s Congress of China (the “SCNPC”) promulgated the PRC Data Security Law, which took effect on September 1, 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

As of the date of this Form 10-K, we do not expect that the current Chinese laws on cybersecurity or data security or the PIPL would have a material adverse impact on our business operations. However, as uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we will comply with such regulations in all respects and we may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We may also become subject to fines and/or other sanctions which may have material adverse effect on our business, operations and financial condition.

Table of Contents	12

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditors, and as a result, Nasdaq may determine to delist our securities.

The HFCA Act was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such shares from being traded on a national securities exchange or in the over the counter trading market in the United States. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. The Consolidated Appropriations Act, 2023, which was signed into law on December 29, 2022, amended the HFCA Act to reduce the number of consecutive non-inspection years required to trigger the trading prohibition under the HFCA Act from three years to two years.

On December 16, 2021, the PCAOB issued a report on its determination that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by Chinese and Hong Kong authorities in those jurisdictions.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, taking the first step toward opening access for the PCAOB to completely inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong.

On December 15, 2022, the PCAOB vacated its 2021 determination that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. In view of the PCAOB’s decision to vacate its 2021 determination and until such time as the PCAOB issues any new adverse determination, the SEC has stated that there are no issuers at risk of having their securities subject to a trading prohibition under the HFCA Act. Each year, the PCAOB will reassess its determinations on whether it can inspect and investigation completely audit firms in China, and if, in the future, the PCAOB determines it cannot do so, or if Chinese authorities do not allow the PCAOB complete access for inspections and investigations for two consecutive years, companies engaging China-based public accounting firms would be delisted pursuant to the HFCA Act.

Our auditor, Weinberg & Company, an independent registered public accounting firm headquartered in the United States, is currently subject to PCAOB inspections and has been inspected by the PCAOB on a regular basis. However, if the PCAOB is unable to inspect the work papers of our accounting firm in the future, such lack of inspection could cause trading in our common stock to be prohibited under the HFCA Act, and as a result, an exchange may determine to delist our common stock. The delisting and the cessation of trading of our common stock, or the threat of our common stock being delisted and prohibited from being traded, may materially and adversely affect the value of our common stock.

These recent developments may result in prohibitions on the trading of our common stock on the Nasdaq Capital Market, if our auditors fail to meet the PCAOB inspection requirement in time.

Risks Relating to Our Business and Industry

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

•a significant increase in our need for external financing to maintain operations as a result of decreased revenue;

Table of Contents	13

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

Table of Contents	14

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

Our AI-based solutions and internal systems rely on software, including software developed or maintained internally or by third parties, that is highly technical and complex. In addition, our AI-based solutions and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the AI-based solution or application software has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for our customers, delay product introductions or enhancements, result in measurement or billing errors, or compromise our ability to protect our customers’ data or our intellectual property. Any errors, bugs, or defects discovered in the software on which we rely could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

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

Table of Contents	15

Our outstanding senior secured loan agreements contain certain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

On December 3, 2021, we entered into senior secured loan agreements (the “Original Mudrick Loan Agreements”) with certain of our subsidiaries as guarantors (the “Guarantors”) and certain institutional lenders affiliated with Mudrick Capital Management, LP (collectively, “Mudrick”), pursuant to which the Mudrick extended credit to us consisting of term loans in the principal amount of $30.0 million (the “Original Mudrick Loans”). On March 14, 2023, we entered into a Note Purchase Agreement with Mudrick (the “New Mudrick Loan Agreement”) pursuant to which all of the Original Mudrick Loans were cancelled in exchange for new notes payable to Mudrick (the “New Mudrick Notes”). The New Mudrick Notes require us to satisfy various covenants, including restrictions on our ability to engage in certain transactions without Mudrick’s consent, and may limit our ability to respond to changing business and economic conditions. The restrictions include, among other things, limitations on our ability and the ability of our subsidiaries to:

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

Table of Contents	16

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

Table of Contents	17

Risks Relating to our Company

We have a history of operating losses and we may not generate sufficient revenue to support our operations.

During the year ended December 31, 2022, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $(388.5) million.

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

As of April 14, 2023, $16.2 million of aggregate principal remained outstanding under the New Mudrick Loans, which will be due and payable in full on October 31, 2023. Our available cash and other liquid assets are currently not sufficient to pay such obligations in full. If we do not pay the New Mudrick Notes in full on the scheduled maturity date, Mudrick will have available to them all rights under the New Mudrick Loan Agreements and applicable law, which include, without limitation, foreclosing on the collateral securing the New Mudrick Notes. Mudrick’s exercise of any such rights could have a material adverse effect on our financial condition.

Our independent registered public accounting firm’s reports for the fiscal years ended December 31, 2022 and 2021 have raised substantial doubt regarding our ability to continue as a “going concern.”

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Table of Contents	18

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

Risks Relating to Our Common Stock

Our failure to meet the continued listing requirements of the Nasdaq Stock Market could result in a delisting of our common stock.

On February 25, 2022, we received written notice from Nasdaq’s Listing Qualifications Department notifying us that, for a period of 30 consecutive business days, the bid price of our common stock closed below the minimum of $1.00 per share

Table of Contents	19

required for continued listing on the Nasdaq Capital Market pursuant to the Bid Price Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until August 24, 2022, to regain compliance with the Bid Price Rule.

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

On January 11, 2023, we received a written notification from Nasdaq confirming that we have regained compliance with the Bid Price Rule and accordingly, the Panel has determined to continue the listing of our common stock on Nasdaq.

Even though we received a favorable decision from the Panel and have regained compliance with the Bid Price Rule, there can be no assurance that we will be able to continue to satisfy our continued listing requirements of the Nasdaq Capital Market going forward. Our failure to meet the continued listing requirements in the future could result in a delisting of our common stock. A delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, customers and employees and potential loss of business development opportunities. A delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

Our stock price has fluctuated considerably and is likely to remain volatile, and various factors could negatively affect the market price or market for our common stock.

The trading price of our common stock has been and may continue to be volatile. From January 1, 2020, through April 14, 2023, the high and low sales prices for our common stock were $67.00 and $0.87, respectively (as adjusted for the Reverse Split). The trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•general market and economic conditions;

•the low trading volume and limited public market for our common stock; and

•minimal third-party research regarding our company.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. Such broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Holders of our warrants will have no rights as a common stockholder until they exercise their warrants and acquire our common stock.

Until a holder of our warrants acquires shares of our common stock upon exercise of such warrants, such holder will have no rights with respect to shares of our common stock issuable upon exercise of the warrants. Upon exercise of warrants by, the holder shall become entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Table of Contents	20

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of April 14, 2023, our Chairman and Chief Executive Officer, Kai-Shing Tao, may be deemed to beneficially own 1,020,062 shares, or 7.2% of our common stock, and Lawrence Rosen may be deemed to beneficially own 709,487 shares, or 5.2% of our common stock. The interests of these stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

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

As of April 14, 2023, we had outstanding stock options allowing for the purchase of as many as approximately 1.6 million shares of common stock. Also outstanding were (i) convertible debentures we issued to Ionic Ventures, LLC (“Ionic”) with an aggregate outstanding balance of $2,778,000, (ii) shares of our common stock issuable upon exercise of a warrant we issued to Armistice Capital Master Fund Ltd. in a private placement (the “Investor Warrant”), which is exercisable for as many as 423,729 shares of common stock, (iii) warrants to purchase as many as an aggregate of 12,712 shares of our common stock issued to A.G.P./Alliance Global Partners and its designees (the “Financial Advisor Warrants”), which are exercisable for as many as an aggregate of 12,712 shares of common stock, (iv) warrants we issued as part of the consideration for our acquisition of assets of China Branding Group Limited (“CBG”), providing for the right to purchase 4,000 shares of common stock at a per-share exercise price of $100.00 (the “CBG Acquisition Warrants”) and (v) warrants we issued pursuant to a settlement agreement that we entered into with CBG and its joint official liquidators, providing for the right to purchase 571,000 shares of common stock at a per share exercise price of $60.00 (the “CBG Settlement Warrants”).

The Investor Warrant is immediately exercisable and will expire on October 31, 2027. However, we are prohibited from effecting an exercise of the Investor Warrant, and the holder thereof will not have the right to exercise any portion of its Investor Warrant, to the extent that, as a result of such exercise, the warrant holder would beneficially own more than 4.99% of the outstanding shares of our common stock immediately after giving effect to the issuance of shares of issuable upon exercise of the Investor Warrant. The Financial Advisor Warrants are immediately exercisable and will expire on the five-year anniversary of the date of issuance.

The CBG Acquisition Warrants and the CBG Settlement Warrants are exercisable on a cashless basis only, such that they cannot be exercised for the entire amount of shares purchasable under such warrants, and they effectively cannot be exercised to purchase shares of common stock unless the applicable market value of the common stock exceeds the applicable exercise price under the terms thereof.

The issuance of common stock pursuant to the warrants and the debentures described above would substantially dilute the proportionate ownership and voting power of existing stockholders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

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

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of the General Corporation Law of the State of Delaware (“DGCL”), which may discourage, delay or prevent a merger with, acquisition of or other change in control of Remark, even if such a change in control would be beneficial to our stockholders, include the following:

•only our Board of Directors may call special meetings of our stockholders;

•our stockholders may take action only at a meeting of our stockholders and not by written consent;

Table of Contents	21

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

We conduct our operations primarily from office space located in Las Vegas, Nevada, and Chengdu, China. The locations are leased pursuant to agreements expiring in March 2023 and October 2024, respectively. We also lease support offices in Shanghai and Hangzhou, China and in the Greater London region in England.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the Nasdaq Capital Market under the symbol MARK.

HOLDERS OF COMMON STOCK

We had 66 holders of record of our common stock as of April 14, 2023.

DIVIDENDS

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

ITEM 6.    RESERVED

Table of Contents	22

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022 in conjunction with our consolidated financial statements and notes thereto set forth in Part II, Item 8 of this Form 10-K. Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this Form 10-K.

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

The following diagram illustrates our corporate structure, including our significant subsidiaries, as of the date of this Form 10-K. The diagram omits certain entities which are immaterial to our results of operations and financial condition.

Table of Contents	23	Financial Statement Index

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

Table of Contents	24	Financial Statement Index

significantly decline or become worthless. In recent years, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of variable interest entities, cybersecurity, data security, export control and anti-monopoly concerns. As of the date of this Form 10-K, we have neither been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor received any inquiry, notice or sanction. As of the date of this Form 10-K, no relevant laws or regulations in China explicitly require us to seek approval from the CSRC for any securities listing. As of the date of this Form 10-K, we have not received any inquiry, notice, warning or sanctions regarding our planned overseas listing from the CSRC or any other Chinese governmental authorities relating to securities listings. However, since these statements and regulatory actions are newly published, official guidance and related implementation rules have not all been issued. It is highly uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange.

As of the date of this Form 10-K, we are not required to seek permissions from the CSRC, the CAC, or any other entity that is required to approve our operations in China. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us or our subsidiaries to obtain permissions from such regulatory authorities to approve our operations or any securities listing.

Holding Foreign Companies Accountable Act

The HFCA Act was enacted on December 18, 2020. The HFCA Act states that if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such shares from being traded on a national securities exchange or in the over the counter trading market in the United States. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. The Consolidated Appropriations Act, 2023, which was signed into law on December 29, 2022, amended the HFCA Act to reduce the number of consecutive non-inspection years required to trigger the trading prohibition under the HFCA Act from three years to two years.

On December 16, 2021, the PCAOB issued a report on its determination that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by Chinese and Hong Kong authorities in those jurisdictions.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, taking the first step toward opening access for the PCAOB to completely inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong.

On December 15, 2022, the PCAOB vacated its 2021 determination that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. In view of the PCAOB’s decision to vacate its 2021 determination and until such time as the PCAOB issues any new adverse determination, the SEC has stated that there are no issuers at risk of having their securities subject to a trading prohibition under the HFCA Act. Each year, the PCAOB will reassess its determinations on whether it can inspect and investigation completely audit firms in China, and if, in the future, the PCAOB determines it cannot do so, or if Chinese authorities do not allow the PCAOB complete access for inspections and investigations for two consecutive years, companies engaging China-based public accounting firms would be delisted pursuant to the HFCA Act.

Our auditor, Weinberg & Company, an independent registered public accounting firm headquartered in the United States, is currently subject to PCAOB inspections and has been inspected by the PCAOB on a regular basis. However, if the PCAOB is unable to inspect the work papers of our accounting firm in the future, such lack of inspection could cause trading in our common stock to be prohibited under the HFCA Act, and as a result, an exchange may determine to delist our common stock. The delisting and the cessation of trading of our common stock, or the threat of our common stock being delisted and prohibited from being traded, may materially and adversely affect the value of our common stock.

Table of Contents	25	Financial Statement Index

Transfer of Cash or Assets

Dividend Distributions

As of the date of this Form 10-K, none of our subsidiaries have made any dividends or distributions to the parent company.

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

AI Business

We generate revenue by using the proprietary data and AI software platform we developed to deliver AI-based computer vision products, computing devices and software-as-a-service solutions for businesses in many industries. We continue to partner with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe will keep us among the leaders in technology development.

The primary focus of our business is promoting and facilitating the safety of our customers and their customers through our Smart Safety Platform (the “SSP”). The SSP, having won numerous industry and government benchmark tests for accuracy and speed, is a leading software solution for using computer vision to detect persons, objects and behavior in video feeds. Real-time alerts from the SSP allow operations staff to respond rapidly to prevent any events or activities that can endanger public security or workplace safety.

We deploy the SSP to integrate with each customer’s IT infrastructure, including, in many cases, cameras already in place at the customer’s location(s). When necessary, we also sell and deploy hardware to create or supplement the customer’s monitoring capabilities. Such hardware includes, among other items, cameras, edge computing devices and/or our Smart Sentry units. The Smart Sentry is a large mobile camera unit with a telescoping mast on which a high-quality camera is mounted. Based upon customer needs, the camera may have either standard vision and/or thermal vision capability. The camera works in conjunction with an edge computing device that is also mounted to the unit. The Smart Sentry is an example of how we incorporate the SSP in modern IT architectural concepts, including edge computing and micro-service architectures. Edge computing, for example, allows the SSP to conduct expensive computing tasks at distributed locations without requiring large data transmission over the internet, thereby dramatically reducing costs while integrating numerous and varied sensors at distributed locations.

Table of Contents	26	Financial Statement Index

We customize and sell our innovative AI-based computer vision products and solutions, including the SSP, to customers in the retail, construction, public safety, workplace safety and public sector markets. We have also developed versions of our solutions for application in the transportation and energy markets.

Overall Business Outlook

The innovative AI and data analytics solutions we sell continue to gain worldwide awareness and recognition through media exposure, comparative testing, product demonstrations and word of mouth resulting from positive customer experiences. We intend to expand our business not only in the Asia-Pacific region, where we believe there still are fast-growth AI market opportunities for our solutions, but also in the United States and Europe, where we see a tremendous number of requests for AI products and solutions in the workplace and public safety markets. However, the COVID-19 pandemic may also present challenges to our business, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. We continue to pursue large business opportunities, but anticipating when, or if, we can close these opportunities is difficult. In addition, we may face a large number of well-known competitors which would make deploying our software solutions in the market segments we have identified difficult.

Inflation and Supply Chain

Other than the impact of inflation on the general economy, we do not believe that inflation has had a material effect on our operations to date. However, there is a risk that our operating costs could be subject to inflationary pressures in the future, which would have the effect of increasing our operating costs and cause additional stress on our working capital resources.

We have not experienced any supply chain disruptions that have had a material effect on our operations to date. However, as we work to increase our sales of the SSP in the U.S. and thereby expand our business, we could be subjected to the risk of supply chain disruptions with regard to high-technology products such as servers and related equipment that we use to train our AI software algorithms and which we plan to sell to customers to support operation of the SSP.

Business Developments During 2022

The COVID-19 pandemic caused renewed lockdowns in China, which made it difficult for us to interact with our customers and vendors. While we were able to complete several larger projects during the first half of 2022, primarily during the first quarter, including construction projects obtained through an entity in China with whom we work to obtain business (our “China Business Partner”) and projects related to school campuses, ongoing lockdowns throughout the second, third and fourth quarters prevented us from being able to complete as many projects as we otherwise had planned to complete during the year ended December 31, 2022.

The following table presents our revenue categories as a percentage of total consolidated revenue during the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
AI-based products and services	94%	93%
Advertising and other	6%	7%

Table of Contents	27	Financial Statement Index

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Estimates incorporated into our consolidated financial statements include the reserve for bad debt, inventory reserve, the fair value of stock options issued under our equity incentive plans, and the estimated cash flows we use in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

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

Table of Contents	28	Financial Statement Index

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

RESULTS OF OPERATIONS

The following tables summarize our operating results for the year ended December 31, 2022, and the discussion following the table explains material changes in such operating results compared to the year ended December 31, 2021.

(dollars in thousands)	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage
Revenue, including amounts from China Business Partner (See Note 19)	$11,666	$15,990	$(4,324)	(27)%

Cost of revenue	11,331	11,455	(124)	(1)%
Sales and marketing	971	971	—	—%
Recovery of marketing expense - China Business Partner activity	—	(1,530)	1,530	(100)%
Technology and development	2,101	4,692	(2,591)	(55)%
General and administrative	18,399	14,120	4,279	30%
Depreciation and amortization	166	191	(25)	(13)%

Interest expense	(6,073)	(2,308)	(3,765)	163%
Finance cost on liability related to convertible debenture	(1,422)	—	(1,422)
Change in fair value of warrant liability	—	123	(123)	(100)%
Gain (loss) on investment in marketable securities	(26,356)	43,642	(69,998)	(160)%
Gain on debt extinguishment	—	425	(425)	(100)%
Other gain (loss)	(339)	(492)	153	(31)%

Revenue. During the year ended December 31, 2022, our U.S. revenue decreased, with approximately $2.8 million of the decrease happening because we did not repeat the same or similar AI data intelligence services and advertising related to a daily fantasy sports project that we completed during the year ended December 31, 2021. Our U.S. revenue also decreased by approximately $0.4 million due to a decline in demand for our biosafety business. Our revenue from China decreased by approximately $0.8 million, primarily due to the lengthy lockdowns and other restrictive measures under China’s Zero COVID

Table of Contents	29	Financial Statement Index

policy that were implemented and continued in many cities across China well into the fourth quarter of 2022. Such lockdowns and restrictive measures prevented us from completing as many projects as we had expected to complete.

Recovery of marketing expense - China Business Partner activity. We advanced approximately $1.5 million to our China Business Partner during the year ended December 31, 2020 which we recorded as marketing expense because our ability to collect the amounts advanced was uncertain. Because our China Business Partner repaid, during the year ended December 31, 2021, all of the approximately $1.5 million we advanced to it during the year ended December 31, 2020, we recorded such amount as a recovery of marketing expense during 2021. No similar activity occurred during the year ended December 31, 2022.

Technology and development. During the year ended December 31, 2022, consulting fees decreased $1.2 million because we no longer needed certain third-party services after our immaterial acquisition of our U.K. subsidiary in mid-2021. Additionally during 2022, we recorded a $0.5 million refundable tax credit we received from the government of the United Kingdom resulting from our research and development activities in its jurisdiction as a reduction of expense, and share-based compensation expense decreased $0.6 million during the same period.

General and administrative. During the year ended December 31, 2022, as a result of the ongoing lockdowns related to China’s Zero-COVID policy, we have had to re-evaluate the amounts receivable from customers based on recent information and, as a result, we increased our reserve for doubtful accounts by $2.9 million, causing an increase in provision for doubtful accounts of $2.6 million. Additionally, we experienced an increase of $0.6 million in legal and other professional fees primarily in connection with financings and the filing of amendments to registration statements, and an increase of $1.5 million in certain business development expenses as we work to expand our customer base. Also during the year ended December 31, 2022, our payroll and benefits increased $0.9 million. The increases were partially offset by a decrease of $1.7 million in share-based compensation expense.

Interest expense. We executed the Original Mudrick Loan Agreements in December 2021, pursuant to which we obtained the Original Mudrick Loans in the aggregate principal amount of $30.0 million. The Original Mudrick Loans initially bore interest at 16.5% per annum until its maturity date in July 2022 and, following an amendment, bore interest at 18.5% per annum. The interest on the Original Mudrick Loans were the primary cause of the increase in interest expense during the year ended December 31, 2022. The same period of the prior year included significantly less debt principal outstanding, with such principal bearing lower interest rates in comparison to the interest rates on the Original Mudrick Loans. Included as part of interest expense during the year ended December 31, 2022 was $2.2 million of amortization of debt discount and debt issuance cost related to the Original Mudrick Loans, as well as a $0.3 million amendment and extension fee.

Finance cost on liability related to convertible debenture. We incurred finance cost on a liability related to a convertible debenture we issued to Ionic on October 6, 2022. We did not incur such finance cost during 2021.

Gain on investment in marketable securities. On July 1, 2021, as the result of a business combination involving Sharecare, Inc. and a special purpose acquisition company, our equity in Sharecare, Inc. converted into cash and shares of publicly traded common stock. As a result of the common stock of Sharecare being traded on a national securities exchange, we were able to remeasure our investment at fair value. Since July 1, 2021, the value of Sharecare’s common stock has declined significantly, which caused the decrease from a large gain on investment during the prior year, to the loss of $26.4 million during the year ended December 31, 2022.

Gain on debt extinguishment. During the year ended December 31, 2021, we received notification during the third quarter of 2021 that our previously-outstanding loan under the Paycheck Protection Program had been forgiven, resulting in a gain of approximately $0.4 million. No similar activity occurred during 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the year ended December 31, 2022, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $(388.5) million within stockholders’ deficit as of December 31, 2022. Additionally,

Table of Contents	30

our operations have historically used more cash than they have provided. Net cash used in operating activities was $16.6 million during the year ended December 31, 2022. As of December 31, 2022, our cash balance was $0.1 million.

Mudrick Loans

On December 3, 2021, we entered into the Original Mudrick Loan Agreements pursuant to which we incurred the Original Mudrick Loans in the aggregate principal amount of $30.0 million. The Original Mudrick Loans initially bore interest at 16.5% per annum until the original maturity date of July 31, 2022 and, following an amendment we entered into with Mudrick in August 2022, bore interest at 18.5% per annum. The amendment also extended the maturity date of the Original Mudrick Loans from July 31, 2022 to October 31, 2022. However, we did not make the required repayment of the Original Mudrick Loans by October 31, 2022, which constituted an event of default under the Original Mudrick Loans and triggered an increase in the interest rate under the Original Mudrick Loans to 20.5%.

On March 14, 2023, we entered into the New Mudrick Loan Agreement pursuant to which all of the Original Mudrick Loans were cancelled in exchange for the New Mudrick Notes in the aggregate principal amount of $16.2 million. The New Mudrick Notes bear interest at a rate of 20.5% per annum, which shall be payable on the last business day of each month commencing on May 31, 2023. The interest rate will increase by 2% and the principal amount outstanding under the New Mudrick Notes and any unpaid interest thereon may become immediately due and payable upon the occurrence of any event of default under the New Mudrick Loan Agreement. All amounts outstanding under the New Mudrick Notes, including all accrued and unpaid interest, will be due and payable in full on October 31, 2023. See Note 20 in the Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding the New Mudrick Notes.

To secure the payment and performance of the obligations under the Original Mudrick Loan Agreements and the New Mudrick Loan Agreement, we, together with the Guarantors, have granted to TMI Trust Company, as the collateral agent for the benefit of Mudrick, a first priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions.

In connection with our entry into the Original Mudrick Loan Agreements, we paid to Mudrick an upfront fee equal to 5.0% of the amount of the Original Mudrick Loans, which amount was netted against the drawdown of the Original Mudrick Loans. We recorded the upfront fee as a debt discount of $1.5 million, and recorded debt issuance cost totaling $1.1 million. We amortized the discount on the Original Mudrick Loans and the debt issuance cost over the life of the Original Mudrick Loans and, during the year ended December 31, 2022, we amortized $2.2 million of such discount and debt issuance cost. In consideration for the amendment we entered into with Mudrick in August 2022, we paid Mudrick an amendment and extension fee in the amount of 2.0% of the then unpaid principal balance of the Original Mudrick Loans, which was approximately $0.3 million, by adding such amount to the principal balance of the Original Mudrick Loans.

As of the date of this Form 10-K, the principal amount outstanding, together with interest on the unpaid principal balance of the New Mudrick Notes, is $16.2 million.

Ionic Transactions

On October 6, 2022, we entered into a debenture purchase agreement (the “2022 Debenture Purchase Agreement”) with Ionic, pursuant to which we issued a convertible subordinated debenture in the original principal amount of $2.8 million (the “2022 Debenture”) to Ionic for a purchase price of $2.5 million (See Note 15 in the Notes to Consolidated Financial Statements included in this report for additional detail).

In connection with the 2022 Debenture, on October 6, 2022, we also entered into a purchase agreement with Ionic (the “ELOC Purchase Agreement”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Ionic to purchase up to an aggregate of $50.0 million of shares of our common stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, we have the right to present Ionic with a purchase notice directing Ionic to purchase any amount up to $3.0 million of our common stock per trading day, at the purchase price equal to 90% (or 80% if our common stock is not then trading on Nasdaq) of the average of the five lowest volume-weighted average prices (“VWAPs”) of our common stock over a specified measurement period. With each purchase under the ELOC Purchase Agreement, we are required to deliver to Ionic an additional number of shares equal to 2.5% of the number of shares of common stock deliverable upon such purchase (See Note 15 in the Notes to Consolidated Financial Statements included in this report for additional detail).

Table of Contents	31

On November 7, 2022, we entered into an amendment to the 2022 Debenture Purchase Agreement with Ionic, pursuant to which we and Ionic agreed to amend and restate the 2022 Debenture to provide that (i) in no event will the conversion price under the 2022 Debenture be below a floor price of $0.10 (such price, as may be appropriately adjusted for any stock dividend, stock split, stock combination or other similar transaction, the “Floor Price”), and (ii) in the event the actual conversion price is less than the Floor Price, (A) Ionic will be entitled to that number of settlement conversion shares issuable with an assumed conversion price equal to the Floor Price, and (B) we will be required to make a cash payment to Ionic on or prior to the maturity date of an amount that is calculated by subtracting the number of shares of common stock issuable at an assumed conversion price equal to the Floor Price from the number of shares of common stock issuable at the actual conversion price, multiplied by a price equal to the average of the ten lowest VWAPs during the specified measurement period.

On January 5, 2023, we and Ionic entered into a letter agreement (the “Letter Agreement”) which amended the ELOC Purchase Agreement. Under the Letter Agreement, the parties agreed, among other things, to (i) amend the floor price below which Ionic will not be required to buy any shares of our common stock under the ELOC Purchase Agreement from $0.25 to $0.20, determined on a post-reverse split basis, (ii) amend the per share purchase price for purchases under the ELOC Purchase Agreement to 90% of the average of the two lowest daily VWAPs over a specified measurement period, which will commence at the conclusion of the applicable measurement period related to the 2022 Debenture and (iii) waive certain requirements in the ELOC Purchase Agreement to allow for a one-time $0.5 million purchase under the ELOC Purchase Agreement. See Note 20 in the Notes to Consolidated Financial Statements included in this report for additional detail.

On March 14, 2023, we entered into another debenture purchase agreement (the “2023 Debenture Purchase Agreement”) with Ionic pursuant to which we authorized the issuance and sale of two convertible subordinated debentures in the aggregate principal amount of $2.8 million for an aggregate purchase price of $2.5 million. The first debenture is in the original principal amount of $1.7 million for a purchase price of $1.5 million (the “First Debenture”), which was issued on March 14, 2023, and the second debenture is in the original principal amount of $1.1 million for a purchase price of $1.0 million (the “Second Debenture” and collectively with the First Debenture, the “2023 Debentures”). The terms of the 2023 Debentures are further described in Note 20 in the Notes to Consolidated Financial Statements included in this report.

General

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include the effects of the COVID-19 pandemic, regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months with existing cash, cash equivalents and cash resources, and based on the probable success of one or more of the following plans:

•develop and grow new product line(s)

•monetize existing assets

•obtain additional capital through equity issuances.

Table of Contents	32

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to June 30, 2023.

Cash Flows - Operating Activities

During the year ended December 31, 2022, we used $3.6 million less cash in operating activities than we did during the same period of the prior year. The decrease in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

Investing activities during the year ended December 31, 2022 provided $6.3 million in proceeds from the sale of a portion of our marketable securities, compared to $2.3 million received in the same period during year ended December 31, 2021 from the business combination of Sharecare, Inc. and a special purpose acquisition company, as a result of which the common stock of Sharecare, Inc. became publicly traded.

Cash Flows - Financing Activities

During the year ended December 31, 2022, we received $2.7 million of proceeds from financings, repaid $6.2 million of the Original Mudrick Loans, and received $3.3 million of advances from senior management representing various operating expense payments made on our behalf while we repaid $2.1 million of advances from senior management. The prior year period’s financing activity included $32.2 million of net debt proceeds plus $5.7 million of proceeds from issuances of our common stock shares. We also repaid $6.5 million of debt in the prior year.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, due to the identification of the material weaknesses in our internal control over financial reporting as further described below, our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2022. Notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

Our internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. During 2018, management identified material weaknesses related to the sufficiency of

Table of Contents	34

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

During our fourth quarter evaluations in 2022 and 2021, management concluded that we did not select and develop control activities that contributed to the mitigation of risks to acceptable levels, as required by the control activities component of the COSO framework; specifically, we had not completed implementation of our remediation plan related to the material weaknesses we identified during 2018 and 2019. Such material weaknesses included deficiencies in the documentation of appropriate review and approval of manual journal entries, in our consideration of appropriate revenue recognition criteria for certain contracts arising from our business in China, and in our monitoring and activity-level controls specific to various business processes in our business in China. The failure to retain appropriate documentation of our review and approval of manual journal entries has a pervasive impact and, as such, this deficiency resulted in a risk that could have impacted virtually all financial statement account balances and disclosures. Regarding our business in China, the failure to document consideration of appropriate revenue recognition for certain contracts resulted in a risk that could have materially impacted revenue and cost of sales, while we noted deficiencies in our monitoring and activity-level controls related to processes including accounts payable, accrued liabilities, payroll and fixed assets. The deficiencies in the various business processes aggregate to a material weakness.

Based upon our evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Except for the identified material weaknesses, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. With the oversight of senior management, subsequent to December 31, 2018, a plan to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls was developed. Though the implementation of management’s plans to remediate the material weaknesses identified in 2018 and 2019 have been slowed by various factors, including the COVID-19 pandemic and working capital restrictions, their implementation is still ongoing; therefore, their effects were not fully mitigated in 2022.

ITEM 9B.    OTHER INFORMATION

None

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Table of Contents	35	Financial Statement Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information under the captions Proposal 1: Election of Directors in our proxy statement for our 2023 annual meeting of stockholders (“2023 Proxy Statement”), which we will file with the SEC pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information under the caption Executive Compensation in our 2023 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information under the caption Security Ownership of Certain Beneficial Owners and Management in our 2023 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of December 31, 2022 regarding our equity compensation plans (the 2010 Equity Incentive Plan, the 2014 Incentive Plan, the 2017 Incentive Plan, and the 2022 Incentive Plan, all of which were approved by our security holders):

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders	1,626,631	$30.31	1,218,385
Not approved by security holders	—	$—	—

The 2010 Equity Incentive Plan has expired, but options issued under the plan while it was active remain outstanding.

See more detailed information regarding our equity compensation plans in Note 17 in the Notes to Consolidated Financial Statements in this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information under the captions Proposal 1: Election of Directors and Corporate Governance in our 2023 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Table of Contents	36

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information under the caption Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2023 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

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

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this Form 10-K in the attached Exhibit Index.

Table of Contents	37

EXHIBIT INDEX

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation	8-K	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	06/08/2016	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	04/11/2017	3.1
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	07/09/2021	3.1
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/21/2022	3.1
3.7	Amended and Restated Bylaws	8-K	02/13/2015	3.1
4.1	Specimen certificate of common stock of Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	10-K	03/23/2012	4.1
4.2	Form of CBG Acquisition Warrant	8-K	09/26/2016	4.1
4.3	Registration Rights Agreement, dated as of March 3, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	03/04/2020	4.1
4.4	CBG Settlement Warrant	8-K	09/07/2021	4.1
4.5	Investor Warrant.	8-K	09/30/2021	4.1
4.6	Form of Financial Advisor Warrant.	8-K	09/30/2021	4.2
4.7	Description of Registrant’s Securities	10-K	03/31/2021	4.4
4.8	Subordinated Convertible Debenture, dated as of October 6, 2022	8-K	10/11/2022	4.1
4.9	Amended and Restated Subordinated Convertible Debenture, dated November 7, 2022, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	10-Q	11/14/2022	4.1
4.10	Form of Subordinated Convertible Debenture, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	4.1
10.1 [1]	2010 Equity Incentive Plan	8-K	06/21/2010	10.34
10.2 [1]	2014 Incentive Plan, as amended January 11, 2016	8-K	01/12/2016	10.1
10.3 [1]	2017 Incentive Plan	8-K	01/24/2018	10.1
10.4 [1]	2022 Incentive Plan	10-Q	11/14/2022	10.1
10.5	Common Stock Purchase Agreement, dated as of March 3, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	03/04/2020	10.1

Table of Contents	38	Financial Statement Index

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.6	First Amendment to Common Stock Purchase Agreement, dated as of April 9, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	04/14/2020	10.1
10.7	Promissory Note dated December 30, 2020, between Remark Holdings, Inc. and SVBooth Investments III.	8-K	01/06/2021	10.1
10.8	Amendment No. 1 dated August 5, 2021, to Promissory Note dated December 30, 2020, between Remark Holdings, Inc. and SV Booth Investments III LLC.	8-K	08/10/2021	10.1
10.9	Settlement Agreement and Mutual General Release dated as of August 31, 2021, by and among Remark Holdings, Inc., KanKan Limited, China Branding Group Limited (In Official Liquidation), acting by and through its joint official liquidators.	8-K	09/07/2021	10.1
10.10	Securities Purchase Agreement dated September 27, 2021, between Remark Holdings, Inc. and the purchasers signatory thereto.	8-K	09/30/2021	10.1
10.11	Registration Rights Agreement dated September 27, 2021, between Remark Holdings, Inc. and the purchasers signatory thereto.	8-K	09/30/2021	10.2
10.12	Financial Advisor Agreement dated September 27, 2021, between Remark Holdings, Inc. and A.G.P./Alliance Global Partners.	8-K	09/30/2021	10.3
10.13	Form of Senior Secured Loan Agreement dated December 3, 2021.	8-K	12/07/2021	10.1
10.14	First Amendment to Senior Secured Loan Agreement dated as of August 3, 2022.	8-K	08/08/2022	10.1
10.15	Debenture Purchase Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.1
10.16	Amendment No. 1 to Debenture Purchase Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	S-1	11/07/2022	10.2
10.17	Purchase Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.2
10.18	Registration Rights Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.3
10.19	Provisional Waiver and Consent Agreement, dated as of October 6, 2022, between Remark Holdings, Inc., certain of its subsidiaries party thereto, and Mudrick Capital Management, LP.	8-K	10/11/2022	10.4
10.20	Subordination and Intercreditor Agreement, dated as of October 6, 2022, among Ionic Ventures, LLC, Mudrick Capital Management, LP and Remark Holdings, Inc.	8-K	10/11/2022	10.5
10.21	Letter Agreement, dated as of January 5, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	01/11/2023	10.1
10.22	Debenture Purchase Agreement, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	10.1
10.23	Registration Rights Agreement, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	10.1

Table of Contents	39	Financial Statement Index

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.24	Note Purchase Agreement, dated as of March 14, 2023, between Remark Holdings, Inc., certain of its subsidiaries party thereto, and Mudrick Capital Management, LP.	8-K	03/16/2023	10.1
21.1	List of subsidiaries
23.1	Consent of Weinberg & Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101
The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended months ended December 31, 2022 and 2021; (iii) Consolidated Statements of Stockholders’ Deficit for the twelve months ended months ended December 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2022 and 2021; and (v) Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

1.Management Contract or Compensation Plan or Arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

Table of Contents	40	Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	April 17, 2023	By:	/s/ Kai-Shing Tao
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

Name	Title	Date

/s/ Kai-Shing Tao
Kai-Shing Tao	Chief Executive Officer and Chairman (principal executive officer, principal financial officer and principal accounting officer)	April 17, 2023

/s/ Theodore Botts
Theodore Botts	Director	April 17, 2023

/s/ Brett Ratner
Brett Ratner	Director	April 17, 2023

/s/ Elizabeth Xu
Elizabeth Xu	Director	April 17, 2023

/s/ Daniel Stein
Daniel Stein	Director	April 17, 2023

Table of Contents	41	Financial Statement Index

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Remark Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Remark Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accounts receivable in China

As described further in Note 4 and Note 6 to the consolidated financial statements, the Company has gross receivables of $7.2 million in accounts receivable from customers in China. The Company recorded an allowance for doubtful accounts of $4.1

Table of Contents	F - 2	Financial Statement Index

million for these receivables, resulting in net accounts receivable of $3.1 million as of December 31, 2022. A significant portion of the China accounts receivable are from sales to the Company’s China Business Partner which represented 36% of such receivables at December 31, 2022. The Company is actively working with these customers to arrange payment of the past due balances, and management expects to collect the net remaining balance outstanding of these receivables.

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

Our audit procedures related to the realization of these receivables included the following, among others:

•We evaluated the reasonableness of management’s methodology to determine its allowance for doubtful accounts, including testing and assessing for reasonableness the Company’s key inputs and assumptions used to estimate the realization of the receivables.
•We confirmed with customers, or performed other procedures, to ensure that the Company’s performance obligations related to the outstanding receivables had been met including delivery and acceptance by the customer as of December 31, 2022.
•We examined collections received by the Company subsequent to year end on certain of these receivables, and for those amounts yet uncollected, we verified past collection history with the customers. We also considered the viability of the customers given their size and reputation.
•We compared the Company’s historical transactions with its customers to assess the Company’s ability to accurately forecast collections. We also considered the traditional payment patterns and customs in China.
•We developed an independent expectation of the accounts receivable reserve and compared our independent expectation to the amount recorded in the financial statements.

Deferred Costs

As described further in Note 8 to the consolidated financial statements, deferred cost of revenue at December 31, 2022 totaled $7.5 million and represents amounts the Company has paid in advance to a certain vendor providing services in relation to various revenue projects in China. The cost of the services provided are deferred and recorded as a prepaid asset until as such time as the Company has completed its performance obligation under the contract, at which point the accumulated costs will be recognized as cost of sales, and the related revenue will be recorded.
We identified the existence and realization of these assets as a critical audit matter because a high degree of auditor judgment was required to evaluate various qualitative factors used in the Company’s evaluation of the existence and realization of the assets, including economic and business conditions in China, the impact of Covid 19 related lockdowns, and assessment of the vendor’s ability to perform the services when required.

Our audit procedures related to the realization of this asset included the following, among others:

•We obtained an understanding of Managements policy and process for assessing the existence and realization of these assets.
•We examined the underlying contracts related to the projects in progress.
•We tested the existence of the deferred costs through tracing cash payment and by direct confirmation with the vendor.
•We obtained, examined, and assessed for reasonableness the Company’s schedule for final implementation of the future revenue projects including corroborating key terms with the vendor.

We have served as the Company’s auditor since 2020.

/s/ Weinberg & Company

Weinberg & Company, P.A.
Los Angeles, California
April 17, 2023

Table of Contents	F - 3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share amounts and par values)

	December 31,
	2022	2021
Assets
Cash	$52	$14,187
Trade accounts receivable, net	3,091	10,267
Inventory, net	308	1,346
Investment in marketable securities	—	42,349
Deferred cost of revenue	7,463	589
Prepaid expense and other current assets	1,374	5,774
Total current assets	12,288	74,512
Property and equipment, net	1,699	357
Operating lease assets	180	194
Other long-term assets	269	440
Total assets	$14,436	$75,503
Liabilities
Accounts payable	$9,602	$10,094
Advances from related parties	1,174	—
Liability related to convertible debenture	1,892	—
Accrued expense and other current liabilities	7,222	5,963
Contract liability	308	576
Notes payable, net of unamortized discount and debt issuance cost of $0 and $2,189 at December 31, 2022 and 2021, respectively	14,607	27,811
Total current liabilities	34,805	44,444
Operating lease liabilities, long-term	56	25
Total liabilities	34,861	44,469

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 11,539,564 and 10,515,777 shares issued and outstanding at December 31, 2022 and 2021, respectively	12	11
Additional paid-in-capital	368,945	364,333
Accumulated other comprehensive loss	(859)	(270)
Accumulated deficit	(388,523)	(333,040)
Total stockholders’ equity (deficit)	(20,425)	31,034
Total liabilities and stockholders’ equity (deficit)	$14,436	$75,503
See Notes to Consolidated Financial Statements

Table of Contents	F - 4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenue, including amounts from China Business Partner (See Note 19)	$11,666	$15,990
Cost and expense
Cost of revenue (excluding depreciation and amortization)	11,331	11,455
Sales and marketing[1]	971	971
Recovery of marketing expense - China Business Partner activity	—	(1,530)
Technology and development[1]	2,101	4,692
General and administrative[1]	18,399	14,120
Depreciation and amortization	166	191
Total cost and expense	32,968	29,899
Operating loss	(21,302)	(13,909)
Other income (expense)
Interest expense	(6,073)	(2,308)
Finance cost on liability related to convertible debenture	(1,422)	—
Change in fair value of warrant liability	—	123
Gain (loss) on investment	(26,356)	43,642
Gain on debt extinguishment	—	425
Other loss, net	(339)	(492)
Total other income (expense), net	(34,190)	41,390
Income (loss) from before income taxes	(55,492)	27,481
Benefit from (provision for) income taxes	9	(9)
Net income (loss)	$(55,483)	$27,472
Other comprehensive loss
Foreign currency translation adjustments	(589)	(44)
Comprehensive income (loss)	$(56,072)	$27,428

Weighted-average shares outstanding, basic	10,630,771	10,136,210
Weighted-average shares outstanding, diluted	10,630,771	10,171,924

Net income (loss) per share, basic	$(5.22)	$2.71
Net income (loss) per share, diluted	$(5.22)	$2.70

[1] Includes share-based compensation as follows:
Sales and marketing	$3	$147
Technology and development	(267)	293
General and administrative	1,961	3,620

See Notes to Consolidated Financial Statements

Table of Contents	F - 5	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except number of shares)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2020	9,950,504	100	351,546	(226)	(360,512)	$(9,092)
Adjustment for reverse stock split		(94)	94			—
Net income	—	—	—	—	27,472	27,472
Share-based compensation	—	—	4,300	—	—	4,300
Common stock and stock warrants issued for cash	423,729	4	4,610	—	—	4,614
Equity instrument exercises	54,795	—	1,077	—	—	1,077
Common stock issuance upon note payable conversion	87,649	1	1,104	—		1,105
Reclassification of warrant liability to equity	—	—	1,602	—		1,602
Foreign currency translation	—	—	—	(44)		(44)
Other	(900)	—	—	—	—	—
Balance at December 31, 2021	10,515,777	11	364,333	(270)	(333,040)	31,034
Net loss	—	—	—	—	(55,483)	(55,483)
Share-based compensation	—	—	2,104	—	—	2,104
Common stock issued as service compensation	125,000	—	500	—	—	500
Common stock issuance upon note payable conversion	898,854	1	2,003	—	—	2,004
Foreign currency translation	—	—	—	(589)	—	(589)
Adjustment for reverse stock split	(67)	—	5	—	—	5
Balance at December 31, 2022	11,539,564	$12	$368,945	$(859)	$(388,523)	$(20,425)

See Notes to Consolidated Financial Statements

Table of Contents	F - 6	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(55,483)	$27,472
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	(123)
Depreciation, amortization and impairments	166	191
Share-based compensation	1,697	4,060
Amortization of debt issuance costs and discount	2,189	880
Cost of extending note payable	283	—
Finance cost on liability related to convertible debenture	1,422	—
Stock issuances for services performed	500	—
Loss (gain) on investment	26,356	(43,642)
Gain on debt extinguishment	—	(425)
Finance cost of converting note payable to common stock	—	44
Provision for doubtful accounts	2,882	297
Other	(182)	30
Changes in operating assets and liabilities:
Accounts receivable	3,650	(5,733)
Inventory	1,033	(473)
Deferred cost of revenue	(6,874)	(488)
Prepaid expense and other assets	4,213	(3,632)
Operating lease assets	1	293
Accounts payable, accrued expense and other liabilities	1,745	967
Contract liability	(251)	277
Operating lease liabilities	37	(169)
Net cash used in operating activities	(16,616)	(20,174)
Cash flows from investing activities:
Proceeds from sale of investment	6,332	2,322
Purchases of property, equipment and software	(448)	(223)
Payment of amounts capitalized to software in progress	(1,063)	—
Net cash provided by investing activities	4,821	2,099
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	5,692
Proceeds from debt issuance	2,703	32,216
Advances from related parties	3,256	—
Repayments of debt	(6,217)	(6,500)
Repayment of advances from related parties	(2,082)	—
Net cash provided by (used in) financing activities	(2,340)	31,408
Net change in cash	(14,135)	13,333
Cash:
Beginning of period	14,187	854
End of period	$52	$14,187

Supplemental cash flow information:
Cash paid for interest	$3,238	$1,414

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon note payable conversion	$2,804	$1,105
Transfer of marketable securities to partially settle debt	$9,662	$—
Reclassification of warrant liability to equity	$—	$1,602
Reclassification of investment to marketable securities	$—	$1,030

See Notes to Consolidated Financial Statements

Table of Contents	F - 7	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and its subsidiaries (“Remark”, “we”, “us”, or “our”) constitute a diversified global technology business with leading artificial intelligence (“AI”) and data-analytics solutions, as well as a portfolio of digital media properties. The common stock of Remark Holdings, Inc. is listed on the Nasdaq Capital Market under the ticker symbol MARK.

We primarily sell AI-based products and services. We currently recognize substantially all of our revenue from China, with additional revenue from sales in the U.S.

On December 21, 2022, we effected a 1-for-10 reverse split of our common stock (the “Reverse Split”). All references made to share or per share amounts in these financial statements have been retroactively adjusted to reflect the effects of the Reverse Split.

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

The following diagram illustrates our corporate structure, including our significant subsidiaries, as of the date of this Form 10-K. The diagram omits certain entities which are immaterial to our results of operations and financial condition.

Table of Contents	F - 8	Financial Statement Index

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

Table of Contents	F - 9	Financial Statement Index

significantly decline or become worthless. In recent years, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to the use of variable interest entities, cybersecurity, data security, export control and anti-monopoly concerns. As of the date of this Form 10-K, we have neither been involved in any investigations on cybersecurity review initiated by any Chinese regulatory authority, nor received any inquiry, notice or sanction. As of the date of this Form 10-K, no relevant laws or regulations in China explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) for any securities listing. As of the date of this Form 10-K, we have not received any inquiry, notice, warning or sanctions regarding our planned overseas listing from the CSRC or any other Chinese governmental authorities relating to securities listings. However, since these statements and regulatory actions are newly published, official guidance and related implementation rules have not all been issued. It is highly uncertain what potential impact such modified or new laws and regulations will have on our ability to conduct our business, accept investments or list or maintain a listing on a U.S. or foreign exchange.

As of the date of this Form 10-K, we are not required to seek permissions from the CSRC, the Cyberspace Administration of China (the “CAC”), or any other entity that is required to approve our operations in China. Nevertheless, Chinese regulatory authorities may in the future promulgate laws, regulations or implement rules that require us or our subsidiaries to obtain permissions from such regulatory authorities to approve our operations or any securities listing.

Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCA Act”) was enacted on December 18, 2020. The HFCA Act states that if the Securities and Exchange Commission (the “SEC”) determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the Public Company Accounting Oversight Board (the “PCAOB”) for three consecutive years beginning in 2021, the SEC shall prohibit such shares from being traded on a national securities exchange or in the over the counter trading market in the United States. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. The Consolidated Appropriations Act, 2023, which was signed into law on December 29, 2022, amended the HFCA Act to reduce the number of consecutive non-inspection years required to trigger the trading prohibition under the HFCA Act from three years to two years.

On December 16, 2021, the PCAOB issued a report on its determination that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by Chinese and Hong Kong authorities in those jurisdictions.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, taking the first step toward opening access for the PCAOB to completely inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong.

On December 15, 2022, the PCAOB vacated its 2021 determination that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. In view of the PCAOB’s decision to vacate its 2021 determination and until such time as the PCAOB issues any new adverse determination, the SEC has stated that there are no issuers at risk of having their securities subject to a trading prohibition under the HFCA Act. Each year, the PCAOB will reassess its determinations on whether it can inspect and investigation completely audit firms in China, and if, in the future, the PCAOB determines it cannot do so, or if Chinese authorities do not allow the PCAOB complete access for inspections and investigations for two consecutive years, companies engaging China-based public accounting firms would be delisted pursuant to the HFCA Act.

Our auditor, Weinberg & Company, an independent registered public accounting firm headquartered in the United States, is currently subject to PCAOB inspections and has been inspected by the PCAOB on a regular basis. However, if the PCAOB is unable to inspect the work papers of our accounting firm in the future, such lack of inspection could cause trading in our common stock to be prohibited under the HFCA Act, and as a result, an exchange may determine to delist our common stock. The delisting and the cessation of trading of our common stock, or the threat of our common stock being delisted and prohibited from being traded, may materially and adversely affect the value of our common stock.

Table of Contents	F - 10	Financial Statement Index

Transfer of Cash or Assets

Dividend Distributions

As of the date of this Form 10-K, none of our subsidiaries have made any dividends or distributions to the parent company.

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

COVID-19

Our consolidated financial statements for the year ended December 31, 2022 were impacted by the effects of the COVID-19 pandemic. The response to COVID-19 will likely continue to adversely affect our business and financial results, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. The COVID-19 pandemic caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Varying degrees of preventative measures are still in place in China and other parts of the world, including city-wide lockdowns, travel restrictions, closures of non-essential businesses and other quarantine measures. In particular, the preventative measures in China as a result of the Chinese government’s former “Zero-COVID” policy significantly limited the operational capabilities of our China-based subsidiaries. Many cities across large swaths of China were fully or partially locked down for weeks or even months, including economically significant regions such as Shanghai. Such lockdowns have had a material adverse impact on our business, including on the collection of our accounts receivable, and we expect them to continue to have a material adverse impact on our business until their imposition is ceased.

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

Table of Contents	F - 11	Financial Statement Index

Going Concern

During the year ended December 31, 2022, and in each fiscal year since our inception, we have incurred operating losses which have resulted in a stockholders’ deficit as of December 31, 2022. Additionally, our operations have historically used more cash than they have provided. We did not make the required repayment of the outstanding loans under the Original Mudrick Loan Agreements by October 31, 2022, the maturity date, resulting in an event of default which was only cured subsequent to the balance sheet date. Net cash used in operating activities was $16.6 million during the year ended December 31, 2022. As of December 31, 2022, our cash balance was $0.1 million.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to, and management has concluded that there is, substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to June 30, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP. While preparing our financial statements, we make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, deferred cost of revenue, share-based compensation, deferred income taxes, and inventory reserve, among other items.

Table of Contents	F - 12	Financial Statement Index

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

We maintain cash balances in United States dollars (“USD”) and British pounds (“GBP”), while the VIEs maintain cash balances in USD, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	December 31,
	2022	2021
Cash denominated in:
USD	$11	$13,278
RMB	19	259
GBP	17	644
HKD	5	6
Total cash	$52	$14,187

We maintain substantially all of our USD-denominated cash at a U.S. financial institution where the balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of December 31, 2022, we do not believe we have any significant concentrations of credit risk. Cash held by our non-U.S. subsidiaries subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to our non-U.S. subsidiaries to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further expand our business in China could exceed original estimates.

Marketable Securities

Investment in marketable securities consisted of marketable equity securities. We classify marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Marketable securities are stated at fair value with all realized and unrealized gains and losses recognized in our Statement of Operations. The realized and unrealized gains and losses on marketable securities are determined using the specific identification method and quoted prices in an active market.

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

Foreign Currency Translation

We report all currency amounts in USD. Our China subsidiaries, however, maintain their books and records in their functional currency, which is RMB.

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

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2022	2021
Exchange rates at December 31st:
GBP:USD	1.209	1.351
RMB:USD	0.145	0.157
HKD:USD	0.128	0.128

Average exchange rate during the twelve months ended December 31st:
RMB:USD	0.149	0.155

Table of Contents	F - 14	Financial Statement Index

Revenue Recognition

AI-Based Products

We generate revenue by developing AI-based products, including fully-integrated AI solutions which combine our proprietary technology with third-party hardware and software products to meet end-user specifications. Under one type of contract for our AI-based products, we provide a single, continuous service to customers who control the assets as we create them. Accordingly, we recognize the revenue over the period of time during which we provide the service. Under another type of contract, we have performance obligations to provide fully-integrated AI solutions to our customer and we recognize revenue at the point in time when each performance obligation is completed and delivered to, tested by and accepted by our customer.

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

Other

We generate revenue from other sources, such as from advertising and marketing services, e-commerce activity in which we sell goods to our customers, or media production which involves the production of video or Internet-based content for our customers. We recognize the revenue from these contracts at the point in time when we transfer control of the goods sold to the customer or when we deliver the promised promotional materials or media content. Substantially all of our contracts with customers that generate Other revenue are completed within one year or less.

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

Accounts Receivable

We regularly evaluate the collectability of trade receivable balances based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If we determine that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing, severe limitations on its operational capability as a result of COVID-19-related restrictions or other material events impacting its business, a specific reserve for bad debt will be recorded to reduce the related receivable to the amount expected to be recovered.

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

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated sales forecasts. At December 31, 2022 and 2021, reserve for inventory was $2.2 million and $1.0 million, respectively.

Table of Contents	F - 16	Financial Statement Index

Advertising Expense

Advertising expense is recorded during the period in which it is incurred. We did not incur a material amount of advertising expense during the years ended December 31, 2022 or 2021.

Research and Development

Engineering cost is recorded as technology and development expense during the period in which it is incurred.

Product Warranties

We offer extended warranties on our products for periods of one to three years. To estimate our warranty cost, we use historical warranty claim experience and we then net such cost against the related product revenue. Warranty costs were not material for the years ended December 31, 2022 and 2021.

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

For the years ended December 31, 2022 and 2021, there were no reconciling items related to the numerators of the net income (loss) per share calculations. The following table presents a reconciliation of the denominator of the basic net income (loss) per share calculation to that of the diluted net income (loss) per share calculation (in thousands):

	Year Ended December 31,
	2022	2021
Weighted-average shares outstanding, basic	10,630,771	10,136,210
Incremental shares resulting from assumed exercises of in-the-money stock options	—	35,714
Weighted-average shares outstanding, diluted	10,630,771	10,171,924

Securities which may have affected the calculation of diluted earnings per share for the years ended December 31, 2022 and 2021 if their effect had been dilutive include 1,626,631 total options outstanding and 1,435,471 outstanding out-of-the-money stock options, respectively, and 1,011,441 outstanding stock warrants in both years.

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

Table of Contents	F - 18	Financial Statement Index

pronouncements that we have not yet adopted will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

NOTE 3. CONCENTRATIONS OF RISK

Revenue and Accounts Receivable

The disaggregation of revenue tables in Note 4 demonstrate the concentration in our revenue from certain products and the geographic concentration of our business. We also have a concentration in the volume of business we transacted with customers, as during the year ended December 31, 2022, two of our customers represented 46% and 20%, respectively, of our revenue, while during the year ended December 31, 2021, three of our customers represented about 24%, 18% and 12%, respectively, of our revenue. At December 31, 2022, accounts receivable from three of our customers represented about 23%, 16%, and 10%, respectively, while at December 31, 2021, accounts receivable from three of our customers represented about 25%, 24% and 10%, respectively.

Deferred Cost of Revenue

See Note 8 for a discussion of a risk concentration regarding our deferred cost of revenue.

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

NOTE 4. REVENUE

We primarily sell AI-based products and services. In the U.S., that has included our Remark AI Thermal Kits and rPads, while in China we sell various customized products based upon computer vision and other technologies.

We do not include disclosures related to remaining performance obligations because substantially all our contracts with customers have an original expected duration of one year or less or, with regard to our stand-ready obligations, the amounts involved are not material.

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by category of products and services (in thousands):

	Year Ended December 31,
	2022	2021
AI-based products and services, including $5.4 million and $3.8 million, respectively, from China Business Partner (See Note 19)	$10,964	$14,792
Other	702	1,198
Revenue	$11,666	$15,990

Table of Contents	F - 19	Financial Statement Index

The following table presents a disaggregation of our revenue by country (in thousands):

	Year Ended December 31,
	2022	2021
China	$11,402	$12,218
United States	264	3,772
Revenue	$11,666	$15,990

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the year ended December 31, 2022, our contract liability changed only as a result of routine business activity.

During the years ended December 31, 2022 and 2021, the amount of revenue we recognized that was included in the beginning balance of Contract liability was not material.

During the years ended December 31, 2022 and 2021, we did not recognize revenue from performance obligations that were satisfied in previous periods.

NOTE 5. LIABILITIES RELATED TO WARRANTS TO PURCHASE COMMON STOCK

At the end of each reporting period through June 30, 2021, we had been using an option pricing model to estimate and report the fair value of liabilities related to warrants to purchase an aggregate of 575,000 shares of our common stock, consisting of a warrant to purchase 4,000 of our common stock that we issued and warrants to purchase 571,000 shares of our common stock that we were obligated to issue as part of the consideration for our acquisition (the “CBG Acquisition”) of assets of China Branding Group Limited (“CBG”) in September 2016.

On August 31, 2021 (the “CBG Settlement Effective Date”), we entered into a settlement agreement (the “CBG Settlement Agreement”) with CBG and its joint official liquidators to settle the parties’ claims against each other in the legal proceeding we filed arising from the CBG Acquisition (the “CBG Litigation”).

Pursuant to the terms of the CBG Settlement Agreement, in consideration for a settlement of the parties’ claims and a mutual release, we released to CBG the $375,000 held in escrow in connection with the CBG Acquisition and issued to CBG, as of the CBG Settlement Effective Date, warrants to purchase as many as 571,000 shares of our common stock at a per share exercise price of $60.00 (the “CBG Settlement Warrants”), which warrants are exercisable for a period of five years from the CBG Settlement Effective Date. Additionally, if the closing price of our common stock is $80.00 or greater for any five days (which may be non-consecutive) in any consecutive 30-day trading period, we have the right to cause the holder of the CBG Settlement Warrants to exercise, at our election, all or any portion of the CBG Settlement Warrants on a cashless basis at a deemed exercise price of $80.00 per share. We evaluated the terms of the CBG Settlement Warrants and determined that they should now be classified as equity. As a result, there is no longer a liability associated with any of our outstanding warrants.

Table of Contents	F - 20	Financial Statement Index

When reclassifying the previously liability-classified warrants as equity on August 31, 2021, we used Level 3 inputs to our model consisting of an expected volatility of 85%, a risk-free interest rate of 0.77%, and an expected remaining term of five years.

The following table presents the change in the liability balance associated with our liability-classified warrants (in thousands) during the prior year ended December 31, 2021:

Balance at beginning of period	$1,725
Expiration of warrants	—
Increase (decrease) in fair value of liability	(123)
Fair value of warrants reclassified to equity	(1,602)
Balance at end of period	$—

NOTE 6. TRADE ACCOUNTS RECEIVABLE

	December 31,
	2022	2021
Gross accounts receivable balance	$7,213	$11,551
Allowance for bad debt	(4,122)	(1,284)
Accounts receivable, net	$3,091	$10,267

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our China AI projects in the years ended December 31, 2022 and 2021; including $1.1 million and $2.7 million, respectively, of trade receivables from projects related to work with our China Business Partner (see Note 19 for more information regarding our China Business Partner and related accounting), respectively; represented essentially all our gross trade receivables in each such period. Despite the longer collection timelines normally observed with Chinese entities, we have noted that the COVID-19-related lockdowns that persisted in China for most of 2022 have caused further delay in our ability to collect all balances due from some of our customers in China. As a result of our inability to assure collection of all amounts due from such customers within a short period of time, we recorded a reserve for bad debt of approximately $2.8 million for all accounts receivable from China customers that are more than one year past due.

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

As of December 31, 2021, the value of our 9,431,920 shares of common stock of New Sharecare was $42.3 million based upon the closing stock price of New Sharecare, an input we classify in Level 1 of the fair value hierarchy. We sold 3,181,920 shares of New Sharecare during the year ended December 31, 2022 for cash of $6.3 million.

Table of Contents	F - 21	Financial Statement Index

On July 2, 2022, we received a Notice of Trigger Event and Mandatory Payment from our senior lenders, which required that we make a prepayment of our senior secured loans (which are described in Note 14) by delivering to each lender shares of common stock of New Sharecare in the fair market amount applicable to each such lender to prepay our senior secured loans. On July 11, 2022, we delivered our remaining 6,250,000 shares of New Sharecare, which reduced the outstanding principal amount on our senior secured loans by approximately $9.7 million, and as a result, we no longer own any equity interests in New Sharecare as of such date.

The total net loss on investment during the year ended December 31, 2022 was $26.4 million.

NOTE 8. DEFERRED COST OF REVENUE

Deferred cost of revenue during years ended December 31, 2022 and 2021 of $7.5 million and $0.6 million, respectively, represents amounts we have paid in advance of the vendor providing services to us in relation to various projects in China. Specifically, the deferred cost of revenue balance during year ended December 31, 2022, a large percentage of which was related to project installations we expected would be provided to us through our China Business Partner (described in more detail in Note 19), was paid almost entirely to a single vendor which will be visiting numerous sites across various regions of China to install our software solutions and/or hardware for our customers and perform other services for us pursuant to customer requirements. Because most of the projects for which we have engaged the vendor require purchases of hardware, equipment and/or supplies in advance of site visits, we made the prepayments during 2022 in anticipation of what we expected would be several large batches of project installations so that we would be ready to meet customer expectations. The lengthy COVID-19-related lockdowns that occurred in various regions in China, however, prevented us and the vendor from being able to complete as many projects as originally expected and they caused customers to delay installations. Given that the delays were related to COVID-19-related lockdowns that had ended by December 31, 2022 and were not a result of the vendor’s inability to either perform the services or refund the amounts we advanced, we believe the balance at December 31, 2022 will be fully recovered.

NOTE 9. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	December 31,
	2022	2021
Receivable from China Business Partner	$—	$3,980
Other receivables	23	9
Prepaid expense	1,144	1,558
Deposits	201	221
Other current assets	6	6
Total	$1,374	$5,774

Table of Contents	F - 22	Financial Statement Index

NOTE 10. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

		December 31,
	Estimated Life (Years)	2022	2021
Vehicles	3	153	—
Computers and equipment	3	1,170	1,133
Furniture and fixtures	3	42	42
Software	3	5,160	5,055
Leasehold improvements	3	204	196
Software development in progress		1,199	128
Total property, equipment and software		$7,928	$6,554
Less accumulated depreciation		(6,229)	(6,197)
Total property, equipment and software, net		$1,699	$357

For the years ended December 31, 2022 and 2021, depreciation (and amortization of software) expense was $0.2 million and $0.2 million, respectively.

NOTE 11. LEASES

We lease office space under contracts we classify as operating leases. None of our leases are financing leases.

The following table presents the detail of our lease expense, which is reported in General and administrative expense (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease expense	$287	$304
Short-term lease expense	1,343	982
Lease expense	$1,630	$1,286

We reported within operating cash flows for the years ended December 31, 2022 and 2021, $0.2 million and $0.2 million, respectively, of cash paid for amounts included in the measurement of operating lease liabilities.

As of December 31, 2022, our operating leases had a weighted-average remaining lease term of approximately 12 months, and we used a weighted-average discount rate of approximately 13%, which approximates our incremental borrowing rate, to measure our operating lease liabilities.

Table of Contents	F - 23	Financial Statement Index

Maturity of Lease Liabilities

The following table presents information regarding the maturities of undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our December 31, 2022 Consolidated Balance Sheet (in thousands):

Operating lease liabilities maturing during the next:
One year	$155
Two years	60
Total undiscounted cash flows	$215
Present value of cash flows	$194

Lease liabilities on balance sheet:
Short-term (included in accrued expenses)	$138
Long-term	56
Total lease liabilities	$194

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

NOTE 12. INCOME TAX

For the years ended December 31, 2022 and 2021, we did not have a material tax provision or a tax benefit to report, as we only had a de minimis foreign income tax expense for the year ended December 31, 2021, which amount was refunded to us during the year ended December 31, 2022.

Table of Contents	F - 24	Financial Statement Index

The following table presents a reconciliation between the income tax benefit computed by applying the federal statutory rate and our actual income tax expense:

	Year Ended December 31,
	2022	2021
Income tax benefit (provision) at federal statutory rate	$(11,653)	$5,771
Change in deferred tax asset valuation allowance	10,611	(5,241)
Tax impact of warrants	—	(26)
Tax effects of:
Statutory differences	883	327
R&D expense	(280)	(210)
Foreign tax rates different than U.S. federal statutory rate	(123)	68
Other permanent items	(42)	(331)
Deferred adjustments	404	99
Other	209	(466)
Income tax benefit (provision) as reported	$9	$(9)

Our 2022 and 2021 effective tax rates were significantly impacted by maintaining a valuation allowance against net deferred tax assets in all jurisdictions, both domestic and foreign, as well as permanent book-tax adjustments in foreign jurisdictions and the fact that our earnings are generated in jurisdictions with rates that differ from the US federal statutory rate.

The following table presents loss before income tax attributable to domestic and to foreign operations (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(49,297)	$28,036
Foreign	(6,195)	(555)
Loss before income taxes	$(55,492)	$27,481

Deferred Tax Assets and Liabilities

We assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs in each jurisdiction. The realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of existing deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company evaluated both positive and negative evidence in determining the need for a valuation allowance. The Company continues to assess the realizability of DTAs and concluded that in each jurisdiction, it has not met the “more likely than not” threshold. As of December 31, 2022, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with ASC Topic 740, this assessment has taken into consideration the jurisdictions in which these DTAs reside.

Table of Contents	F - 25	Financial Statement Index

The following table presents the components of our DTAs and DTLs (in thousands):

	December 31,
	2022	2021
Deferred Tax Assets
Net operating loss carryforwards	$42,744	$43,375
Amortization of intangibles	2,371	1,979
Share-based compensation expense	7,865	7,423
Depreciation of fixed assets	33	—
Other	5,427	3,503
Gross deferred tax assets	$58,440	$56,280
Valuation allowance	(58,440)	(47,857)
Deferred tax assets, net of valuation allowance	$—	$8,423
Deferred Tax Liabilities
Deferred gain	—	(8,444)
Depreciation of fixed assets	—	21
Gross deferred tax liabilities	—	(8,423)
Net deferred tax liability	$—	$—

Net operating losses available at December 31, 2022 to offset future taxable income in the U.S. federal, U.S. state, Hong Kong and China jurisdictions are $177.8 million, $33.1 million, $1.7 million and $11.7 million, respectively. The statutory income tax rates in Hong Kong, China and the United Kingdom are 16.5%, 25% and 19%, respectively.

The U.S. net operating losses generated prior to 2018 expire between 2027 and 2037. The US net operating losses generated in 2018 to 2022 have no expiration date and carry forward indefinitely. The net operating losses generated in Hong Kong and United Kingdom have no expiration date and carry forward indefinitely, while the net operating losses generated in China have a five-year carryforward period.

 We file income tax returns in various domestic and foreign tax jurisdictions with varying statutes of limitation. We are generally not subject to examinations in the U.S. for periods prior to 2019. However, as we utilize our net operating losses prior periods can be subject to examination. In significant foreign jurisdictions, we are generally not subject to examination for periods prior to 2019.

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

For the years ended December 31, 2022 and 2021, we have no unrecognized tax benefits, and we have not taken any tax positions which we expect might significantly change unrecognized tax benefits during the 12 months following December 31, 2022.

The 2017 Tax Cuts and Jobs Act requires taxpayers to capitalize research and experimental (“R&E”) expenditures effective for taxable years beginning after December 31, 2021. Any R&E expenditures attributable to U.S.-based research must be amortized over a period of 5 years and R&E expenditures attributable to research conducted outside of the U.S. must be amortized over a period of 15 years.

Table of Contents	F - 26	Financial Statement Index

In August 2022, two pieces of U.S. tax legislation that have significant tax-related provisions were signed into law: (1) the Creating Helpful Incentives to Produce Semiconductors Act of 2022 (the “CHIPS Act”), which creates a new advanced manufacturing investment credit under new Internal Revenue Code Section 48D, and (2) the Inflation Reduction Act of 2022 (the “IRA”), which has a number of tax-related provisions, including: (a) a 15 percent book minimum tax on “adjusted financial statement income of applicable corporations,” (b) a plethora of clean energy tax incentives in the form of tax credits, and (c) a one percent excise tax on certain corporate stock buybacks. We will monitor additional guidance and impact that the CHIPS Act, the IRA and other potential legislation may have on its income taxes. For the period ended December 31, 2022, we do not believe the provisions from these legislative updates will have a material impact on our income taxes.

NOTE 13. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	December 31,
	2022	2021
Accrued compensation and benefit-related expense	$1,448	$821
Accrued interest	769	385
Other accrued expense	2,393	1,673
Other payables	2,234	2,324
Operating lease liability - current	138	187
China Cash Bonuses	32	439
Other current liabilities	208	134
Total	$7,222	$5,963

NOTE 14. DEBT

The following table presents our notes payable (in thousands) as of:

	December 31,
	2022	2021
Principal balance of Original Mudrick Loans	$14,418	$30,000
Other notes payable	189	—
Unamortized discount and debt issuance cost	—	(2,189)
Notes payable, net of unamortized discount and debt issuance cost	$14,607	$27,811

On December 3, 2021, we entered into senior secured loan agreements (the “Original Mudrick Loan Agreements”) with certain of our subsidiaries as guarantors (the “Guarantors”) and certain institutional lenders affiliated with Mudrick Capital Management, LP (collectively, “Mudrick”), pursuant to which Mudrick extended credit to us consisting of term loans in the aggregate principal amount of $30.0 million (the “Original Mudrick Loans”). The Original Mudrick Loans bore interest at 16.5% per annum until the original maturity date of July 31, 2022 and, following an amendment we entered into with Mudrick in August 2022, bore interest at 18.5% per annum. The amendment also extended the maturity date of the Original Mudrick Loans from July 31, 2022 to October 31, 2022. However, we did not make the required repayment of the Original Mudrick Loans by October 31, 2022, which constituted an event of default under the Original Mudrick Loans and triggered an increase in the interest rate under the Original Mudrick Loans to 20.5%.

To secure the payment and performance of the obligations under the Original Mudrick Loan Agreements, we, together with the Guarantors, have granted to TMI Trust Company, as the collateral agent for the benefit of Mudrick, a first priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions.

Table of Contents	F - 27	Financial Statement Index

In connection with our entry into the Original Mudrick Loan Agreements, we paid to Mudrick an upfront fee equal to 5.0% of the amount of the Original Mudrick Loans, which amount was netted against the drawdown of the Original Mudrick Loans. We recorded the upfront fee as a debt discount of $1.5 million, and recorded debt issuance cost totaling $1.1 million. We amortized the discount on the Original Mudrick Loans and the debt issuance cost over the life of the Original Mudrick Loans and, during the year ended December 31, 2022, we amortized $2.2 million of such discount and debt issuance cost. In consideration for the amendment we entered into with Mudrick in August 2022, we paid Mudrick an amendment and extension payment in the amount of 2.0% of the then unpaid principal balance of the Original Mudrick Loans, or approximately $0.3 million, by adding such amount to the principal balance of the Original Mudrick Loans.

See Note 20 for more information regarding further developments involving the Original Mudrick Loans.

During the year ended December 31, 2022, we repaid $6.2 million of principal and, as described in more detail in Note 7, we delivered all remaining shares of New Sharecare to Mudrick on July 11, 2022, in partial settlement of the Original Mudrick Loans, resulting in a reduction of approximately $9.7 million of principal.

Other Notes Payable

The Other notes payable in the table above represent individually immaterial notes payable issued for the purchase of operating assets. Such notes payable bear interest at a weighted-average interest rate of approximately 6.2% and have a weighted-average remaining term of approximately 5.1 years.

Effective August 5, 2021 (the “Conversion Date”), pursuant to an amendment on such date to a promissory note with a private lender that we originally executed on December 30, 2020 (the “Private Lender Loan”), the outstanding $1.0 million principal amount of the Private Lender Loan plus all accrued but unpaid interest of approximately $0.1 million thereon through the Conversion Date was automatically converted into shares of our common stock at a conversion price of $1.21 per share, resulting in the issuance of 876,493 shares of our common stock with a fair value of $1.1 million and the recording of less than $0.1 million of additional interest expense.

NOTE 15. TRANSACTIONS WITH IONIC

Liability Related to Convertible Debenture

On October 6, 2022, we entered into a debenture purchase agreement (the “2022 Debenture Purchase Agreement”) with Ionic Ventures, LLC (“Ionic”), pursuant to which we issued a convertible subordinated debenture in the original principal amount of $2.8 million (the “2022 Debenture”) to Ionic for a purchase price of $2.5 million. The 2022 Debenture automatically converted into shares of our common stock (the “Settlement Shares”) on November 17, 2022 upon the effectiveness of a registration statement we filed pursuant to a registration rights agreement we executed with Ionic. As of December 31, 2022, because the measurement period for determining the final conversion price pursuant to the 2022 Debenture Purchase Agreement was still ongoing, the number of Settlement Shares was estimated by dividing the outstanding balance under the 2022 Debenture (including accrued and unpaid interest) by a conversion price that was 80% of the average of the 10 lowest volume-weighted average prices (“VWAPs”) during the period from November 18, 2022 through December 31, 2022. The VWAPs used to estimate the number of Settlement Shares for purposes of estimating the fair value of the liability related to the convertible debenture are classified as Level 3 inputs.

Using the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, we evaluated the convertible debenture and determined that it represented an obligation that must or may be settled with a variable number of shares, the monetary value of which was based solely or predominantly on a fixed monetary amount known at inception. We, therefore, recorded a liability for the 2022 Debenture on October 6, 2022, by estimating the number of Settlement Shares and multiplying by the market price of the stock on such date, resulting in an initial liability of approximately $3.6 million. We recorded the $1.1 million excess of the initial liability amount over the purchase price as finance cost. The liability is being remeasured at each balance sheet date with the change in the liability also being reflected as finance cost. During the fourth quarter of 2022, we issued 898,854 Settlement Shares, with the $2.0 million fair value of such issued Settlement Shares reducing the liability. At December 31, 2022, we estimated that another 1,720,349 Settlement Shares would need to be issued, representing a liability of approximately $1.9 million. During the fourth quarter of 2022, we also recorded $0.3 million of finance cost related to changes in the fair value of the liability during the period.

Table of Contents	F - 28	Financial Statement Index

Equity Line of Credit

Also, on October 6, 2022, we entered into a purchase agreement (the “ELOC Purchase Agreement”) with Ionic, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Ionic to purchase up to an aggregate of $50.0 million of shares of our common stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Resale Registration Statement and that the 2022 Debenture shall have been fully converted into shares of common stock or shall otherwise have been fully redeemed and settled in all respects in accordance with the terms of the 2022 Debenture, we have the right to present Ionic with a purchase notice (each, a “Purchase Notice”) directing Ionic to purchase any amount up to $3.0 million of our common stock per trading day, at a per share price equal to 90% (or 80% if our common stock is not then trading on Nasdaq) of the average of the five lowest VWAPs over a specified measurement period. With each purchase under the ELOC Purchase Agreement, we are required to deliver to Ionic an additional number of shares equal to 2.5% of the number of shares of common stock deliverable upon such purchase. The number of shares that we can issue to Ionic from time to time under the ELOC Purchase Agreement shall be subject to the condition that we will not sell shares to Ionic to the extent that Ionic, together with its affiliates, would beneficially own more than 4.99% of the outstanding shares of our common stock immediately after giving effect to such sale (the “Beneficial Ownership Limitation”).

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

The ELOC Purchase Agreement may be terminated by us at any time after commencement, at our discretion; provided, however, that if we sold less than $25.0 million to Ionic (other than as a result of our inability to sell shares to Ionic as a result of the Beneficial Ownership Limitation, our failure to have sufficient shares authorized or our failure to obtain stockholder approval to issue more than 19.99% of our outstanding shares), we will pay to Ionic a termination fee of $0.5 million, which is payable, at our option, in cash or in shares of common stock at a price equal to the closing price on the day immediately preceding the date of receipt of the termination notice. Further, the ELOC Purchase Agreement will automatically terminate on the date that we sell, and Ionic purchases, the full $50.0 million amount under the agreement or, if the full amount has not been purchased, on the expiration of the 36-month term of the ELOC Purchase Agreement. (See Note 20 for additional detail regarding certain amendments to the ELOC Purchase Agreement.)

On November 7, 2022, we entered into an amendment to the 2022 Debenture Purchase Agreement with Ionic, pursuant to which we and Ionic agreed to amend and restate the 2022 Debenture to provide that (i) in no event will the conversion price under the 2022 Debenture be below a floor price of $0.10 (such price, as may be appropriately adjusted for any stock dividend, stock split, stock combination or other similar transaction, the “Floor Price”), and (ii) in the event the actual conversion price is less than the Floor Price, (A) Ionic will be entitled to that number of settlement conversion shares issuable with an assumed conversion price equal to the Floor Price, and (B) we will be required to make a cash payment to Ionic on or prior to the maturity date of an amount that is calculated by subtracting the number of shares of common stock issuable at an assumed conversion price equal to the Floor Price from the number of shares of common stock issuable at the actual conversion price, multiplied by a price equal to the average of the ten lowest VWAPs during the specified measurement period.

NOTE 16. COMMITMENTS AND CONTINGENCIES

At December 31, 2022, we had no material commitments outside the normal course of business.

Contingencies

As of December 31, 2022, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

Table of Contents	F - 29	Financial Statement Index

Registration Rights Agreement

On September 27, 2021, we entered into a securities purchase agreement (the “Armistice Purchase Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice Capital”) pursuant to which we issued shares of our common stock together with warrants to purchase our common stock, subject to certain customary anti-dilution adjustments (the “Armistice Warrants”).

In connection with our entry into the Armistice Purchase Agreement, we also entered into a registration rights agreement with Armistice Capital, pursuant to which we were obligated to file one or more registration statements, as necessary, to register under the Securities Act of 1933, as amended, the resale of the shares we issued to Armistice Capital and the shares underlying the Armistice Warrants (collectively, the “Armistice Registrable Securities”) and to obtain effectiveness of such registration statement no later than 90 days following September 27, 2021. The agreement provided that if we failed to satisfy our obligation to timely obtain effectiveness, we would incur a $0.1 million monthly penalty (up to a maximum of $1.0 million) until we achieved effectiveness. The registration statement to register the resale of the Armistice Registrable Securities was declared effective on October 31, 2022. As of December 31, 2021, we had accrued $0.6 million as an initial estimate of the penalty liability. During the year ended December 31, 2022, we accrued an additional $0.4 million to accrue for the maximum penalty, of which we paid $0.2 million of this amount, resulting in an unpaid amount of $0.8 million that is included in other accrued expense at December 31, 2022.

NOTE 17. STOCKHOLDERS' EQUITY, SHARE-BASED COMPENSATION AND NET LOSS PER SHARE

Equity Issuances

On September 29, 2021, we issued and sold to Armistice Capital 423,729 shares of our common stock at a purchase price of $11.80 per share together with the Armistice Warrants to purchase as many as 423,729 shares of our common stock at an exercise price of $13.50 per share, subject to certain customary anti-dilution adjustments, pursuant to the terms of the Armistice Purchase Agreement. We received net proceeds of $4.6 million from such sale. Concurrently with the entry into the Purchase Agreement, we also entered into a financial advisor agreement (the “Financial Advisor Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which we agreed to pay A.G.P. a cash fee of approximately $0.4 million and to reimburse A.G.P. for certain legal and escrow expenses. In addition, pursuant to the terms of the Financial Advisor Agreement, on September 29, 2021, we issued to A.G.P. and its designees warrants (the “Financial Advisor Warrants” and together with the Armistice Warrants, the “Private Placement Warrants”) to purchase as many as an aggregate of 12,712 shares of our common stock at an exercise price of $13.50 per share, subject to certain customary anti-dilution adjustments. Based on the terms of the Private Placement Warrants, we recorded such warrants as equity instruments.

Table of Contents	F - 30	Financial Statement Index

Warrants

The following table summarizes information related to our equity-classified stock warrant issuances as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	4,000	$100.00
Granted [1]	1,007,441	39.90
Exercised	—	—
Forfeited, cancelled or expired	—
Outstanding at December 31, 2021	1,011,441	$40.10	4.7	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at December 31, 2022	1,011,441	$40.10	3.7	$—

1 Includes the 0.6 million warrants to purchase our common stock that we issued to CBG (see Note 5).

Share-Based Compensation

On September 2, 2022, we issued 125,000 shares of our common stock with a fair value of $0.5 million to a vendor in exchange for services performed.

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

We estimate the fair value of our stock option awards and China Cash Bonuses using the BSM Model. During the year ended December 31, 2022 and 2021, we applied the following weighted-average inputs, which we classify in Level 3 of the fair value hierarchy, to the BSM Model for our stock option awards:

	Year Ended December 31,
	2022	2021
Expected term in years	6.0	6.0
Expected volatility	101.27%	85%
Expected dividends	—%	—%
Risk-free interest rate	3.56%	0.40%

Table of Contents	F - 31	Financial Statement Index

During the year ended December 31, 2021 (we did not issue any China Cash Bonuses during 2022), we applied the following weighted-average inputs, which we classify in Level 3 of the fair value hierarchy, to the BSM Model for our China Cash Bonuses:

Expected remaining term in years	4.71
Expected volatility	110.14%
Expected dividends	—%
Risk-free interest rate	1.06%

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	994,234	$42.90
Granted	546,350	13.70
Exercised	(54,794)	19.70
Forfeited, cancelled or expired	(1,888)	15.50
Outstanding at December 31, 2021	1,483,902	$33.00	6.1	$159
Granted	152,731	2.66
Exercised	—	—
Forfeited, cancelled or expired	(10,002)	14.11
Outstanding at December 31, 2022	1,626,631	$30.31	5.5	$1

Exercisable at December 31, 2021	1,277,652	36.20	5.7	$957
Exercisable at December 31, 2022	1,549,681	31.41	5.3	$1

Table of Contents	F - 32	Financial Statement Index

The following table summarizes the status of non-vested stock options as of and for the dates and periods noted:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2020	16,088	$68
Vested	(354,788)	3,512
Forfeited, cancelled or expired	(1,400)	17
Non-vested at December 31, 2021	206,250	2,063
Granted	37,000	51
Vested	(160,100)	1,852
Forfeited, cancelled or expired	(6,200)	72
Non-vested at December 31, 2022	76,950	$529

No stock options were exercised during year ended December 31, 2022. We received proceeds from stock option exercises during the year ended December 31, 2021 totaling approximately $1.1 million, while the total intrinsic value on such stock option exercises was $1.0 million.

The following table summarizes activity related to our liability-classified China Cash Bonuses as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	105,500	$40.10
Granted	—	—
Forfeited, cancelled or expired	(1,900)	63.10
Outstanding at December 31, 2021	103,600	$39.70	6.1	$159
Forfeited, cancelled or expired	(32,150)	47.99
Outstanding at December 31, 2022	71,450	$35.99	6.1	$—

Exercisable at December 31, 2021	88,600	44.10	4.9	$—
Exercisable at December 31, 2022	68,450	36.97	6.1	$—

The following table presents the change in the liability associated with our China Cash Bonuses included in Accrued expense and other current liabilities (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$439	$679
Share-based compensation expense related to China Cash Bonuses	(407)	(240)
Balance at end of period	$32	$439

On July 27, 2020, the compensation committee of our board of directors approved grants to employees, directors and other service providers, excluding our CEO, of options to purchase approximately 5.4 million shares of our common stock. The

Table of Contents	F - 33	Financial Statement Index

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

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Year Ended December 31,
	2022	2021
Stock options	$2,104	$4,300
China Cash Bonuses	(407)	(240)
Total	$1,697	$4,060

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

The following table presents information regarding unrecognized share-based compensation cost associated with stock options and China Cash Bonuses:

December 31, 2022
Unrecognized share-based compensation cost for non-vested awards (in thousands):
Stock options	198
China Cash Bonuses	—
Weighted-average years over which unrecognized share-based compensation expense will be recognized:
Stock options	1.1
China Cash Bonuses	0.1

NOTE 18. RELATED PARTY TRANSACTIONS

As of December 31, 2022, we owed approximately $1.2 million to members of management representing various operating expense payments made on our behalf. Approximately $0.4 million was repaid during the first quarter of 2023.

NOTE 19. CHINA BUSINESS PARTNER

We interact with an unrelated entity (the “China Business Partner”) in more than one capacity. First, since 2020, we have been working with the China Business Partner to earn revenue by obtaining business from some of the largest companies in China. Secondly, prior to the year ended December 31, 2022, our artificial intelligence business in the U.S. purchased substantially all of its inventory from a subsidiary of the China Business Partner which manufactures certain equipment to our

Table of Contents	F - 34	Financial Statement Index

specifications; during the year ended December 31, 2022, we did not make any inventory purchases. In addition, a member of our senior leadership team maintains a role in the senior management structure of the China Business Partner.

During the year ended December 31, 2020, we advanced $1.5 million to the China Business Partner pursuant to an agreement between the two entities. Under the executed agreement, we had an obligation to advance as much as an aggregate amount of $5.1 million over the loan term of five years, and we could elect to convert amounts due to us under the agreement into equity of the China Business Partner upon any equity financing the China Business Partner undertook during the term of the agreement. The business purpose for the advances was to allow the China Business Partner to purchase and modify hardware to integrate with our software and market such integrated product to potential customers, including some of the largest companies in China.

During the year ended December 31, 2021, we advanced another $2.4 million to the China Business Partner pursuant to the agreement entered into in 2020. We initially determined that such advances by the VIE were effectively marketing costs because realizability of the advanced amounts was uncertain given the lack of a formalized business relationship with the China Business Partner and the nature of the use of funds. As a result, we initially recorded the advances to our China Business Partner in Sales and marketing expense.

As of December 31, 2021, as a result of the China Business Partner’s repayment on January 25, 2022 of the $3.9 million we advanced to it, we recorded such amount in Other receivables, with $2.4 million of the repayment reducing sales and marketing expense for the 2021 advances and $1.5 million of the repayment shown as a recovery of marketing expense initially incurred during 2020 related to that year’s advances.

Also, for the years ended December 31, 2022 and 2021, we recognized approximately $5.4 million and $3.8 million of revenue from the relationship with the China Business Partner. At December 31, 2022 and 2021, in addition to the outstanding accounts receivable balances from the China Business Partner described in Note 6, we had outstanding accounts payable to the China Business Partner of $0.7 million and $0.8 million, respectively.

NOTE 20. SUBSEQUENT EVENTS

Letter Agreement with Ionic

On January 5, 2023, we and Ionic entered into a letter agreement (the “Letter Agreement”) which amended the ELOC Purchase Agreement. Under the Letter Agreement, the parties agreed, among other things, to (i) amend the floor price below which Ionic will not be required to buy any shares of our common stock under the ELOC Purchase Agreement from $0.25 to $0.20, determined on a post-reverse split basis, (ii) amend the per share purchase price for purchases under the ELOC Purchase Agreement to 90% of the average of the two lowest daily VWAPs over a specified measurement period, which will commence at the conclusion of the applicable measurement period related to the 2022 Debenture and (iii) waive certain requirements in the ELOC Purchase Agreement to allow for a one-time $0.5 million purchase under the ELOC Purchase Agreement.

As partial consideration for the waiver to allow for the $0.5 million purchase by Ionic, Remark agreed to issue to Ionic that number of shares equal to the difference between (x) the variable conversion price in the 2022 Debenture, and (y) the calculation achieved as a result of the following formula: 80% (or 70% if our common stock is not then trading on Nasdaq) of the lowest VWAP starting on the trading day immediately following the receipt of pre-settlement conversion shares following the date on which the 2022 Debenture automatically converts or other relevant date of determination and ending the later of (a) 10 consecutive trading days after (and not including) the Automatic Conversion Date (as defined in the ELOC Agreement) or such other relevant date of determination and (b) the trading day immediately after shares of our common stock in the aggregate amount of at least $13.9 million shall have traded on Nasdaq.

Issuances of Shares to Ionic

On January 19, 2023, we determined the final number of Settlement Shares related to the conversion of the 2022 Debenture to be 3,129,668. We had already issued 898,854 Settlement Shares during the year ended December 31, 2022, and during the quarter ended March 31, 2023, we issued another 2,094,428 Settlement Shares, resulting in 136,386 Settlement Shares yet to be issued to Ionic as of March 31, 2023. The difference between the $1.9 million fair value of the liability at December 31, 2022 and the $0.2 million fair value of the liability at March 31, 2023 will be reflected as a finance cost of approximately $1.7 million in the March 31, 2023 statement of operations.

Table of Contents	F - 35	Financial Statement Index

New Convertible Subordinated Debentures

On March 14, 2023, we entered into a debenture purchase agreement (the “2023 Debenture Purchase Agreement”) with Ionic pursuant to which we authorized the issuance and sale of two convertible subordinated debentures in the aggregate principal amount of $2.8 million for an aggregate purchase price of $2.5 million. The first debenture is in the original principal amount of $1.7 million for a purchase price of $1.5 million (the “First Debenture”), which was issued on March 14, 2023, and the second debenture is in the original principal amount of $1.1 million for a purchase price of $1.0 million (the “Second Debenture” and collectively with the First Debenture, the “2023 Debentures”), which was issued on April 12, 2022.

The 2023 Debentures accrue interest at a rate of 10% per annum, of which two years of interest is guaranteed and deemed earned in full on the first day following the issuance date. The interest rate on the 2023 Debentures increases to a rate of 15% per annum if the 2023 Debentures are not fully paid, converted or redeemed by the second anniversary of each debenture (each, a “Maturity Date”) or upon the occurrence of certain trigger events, including, but not limited to, the suspension from trading or the delisting of our common stock from the Nasdaq Capital Market (“Nasdaq”) for three consecutive trading days. If the 2023 Debentures are not fully paid or converted by their respective Maturity Dates, the original aggregate principal amount of the 2023 Debentures will be deemed to have been $3.3 million from their issuance dates.

The 2023 Debentures automatically convert into shares of common stock at the earlier of (i) the effectiveness of the initial registration statement registering the resale of certain Registrable Securities as such term is defined in the Registration Rights Agreement (as defined below) including, without limitation, the shares issuable upon conversion of the 2023 Debentures (the “Conversion Shares”) (such registration statement, the “Resale Registration Statement”), and (ii) 181 days after the issuance date of each 2023 Debenture. The number of shares of common stock issuable upon conversion of each 2023 Debenture shall be determined by dividing the outstanding balance under each 2023 Debenture (including all accrued and unpaid interest and accrued and unpaid late charges, if any) by a conversion price that is the lower of (x) 80% (or 70% if our common stock is not then trading on Nasdaq) of the average of the two lowest VWAPs over a specified measurement period following the conversion date (the “Variable Conversion Price”), and (y) $1.40 (the “Fixed Conversion Price”), subject to full ratchet anti-dilution protection in the event we issue certain equity securities at a price below the then Fixed Conversion Price. The 2023 Debentures are unsecured and expressly junior to any of our existing or future debt obligations. Notwithstanding anything to the contrary, under no circumstances shall the Variable Conversion Price be less than the floor price of $0.20 as specified in the 2023 Debentures. Additionally, in the event of a bankruptcy, we are required to redeem the 2023 Debentures in cash in an amount equal to the then outstanding balance of the 2023 Debentures multiplied by 120%. The 2023 Debentures further provide that we will not effect the conversion of any portion of the 2023 Debentures, and the holder thereof will not have the right to a conversion of any portion of the 2023 Debentures, to the extent that after giving effect to such conversion, the holder together with its affiliates would beneficially own more than 4.99% of the outstanding shares of our common stock immediately after giving effect to such conversion. Furthermore, we may not issue shares of common stock underlying the 2023 Debentures if such issuance would require us to obtain stockholder approval under the Nasdaq rules or until such stockholder approval has been obtained.

Concurrently with entering into the 2023 Debenture Purchase Agreement, we also entered into a registration rights agreement with Ionic (the “2023 Registration Rights Agreement”), in which we agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, the resale of the shares of our common stock issuable upon conversion of the 2023 Debentures and the shares of common stock that may be issued to Ionic if we fail to comply with our obligations in the 2023 Registration Rights Agreement. The 2023 Registration Rights Agreement requires that we file, within 15 calendar days after we file our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Resale Registration Statement and use commercially reasonable efforts to have the Resale Registration Statement declared effective by the SEC on or before the earlier of (i) 90 days after signing of the 2023 Registration Rights Agreement (or 120 days if such registration statement is subject to full review by the SEC) and (ii) the 2nd business day after we are notified we will not be subject to further SEC review. If we fail to file or have the Resale Registration Statement declared effective by the specified deadlines, then in each instance, we will issue to Ionic 150,000 shares of our common stock within two trading days after such failure, and with respect to the Conversion Shares, we will additionally pay in cash, as liquidated damages, an amount equal to 2% of the amount then currently outstanding under the 2023 Debentures for failure to file and have the Resale Registration Statement declared effective by the same deadlines set forth above for each 30-day period after each such failure.

Table of Contents	F - 36	Financial Statement Index

Mudrick Note Purchase Agreement

On March 14, 2023, we also entered into a Note Purchase Agreement (the “New Mudrick Loan Agreement”) with Mudrick, pursuant to which all of the Original Mudrick Loans were cancelled in exchange for new notes payable to Mudrick (the “New Mudrick Notes”) in the aggregate principal amount of $16.2 million.

The New Mudrick Notes bear interest at a rate of 20.5% per annum, which shall be payable on the last business day of each month commencing on May 31, 2023. The interest rate will increase by 2% and the principal amount outstanding under the New Mudrick Notes and any unpaid interest thereon may become immediately due and payable upon the occurrence of any event of default under the New Mudrick Loan Agreement.

All amounts outstanding under the New Mudrick Notes, including all accrued and unpaid interest, will be due and payable in full on October 31, 2023. To secure the payment and performance of our obligations under the New Mudrick Loan Agreement, we have granted to TMI Trust Company, as the collateral agent on behalf of the holders of the New Mudrick Notes, a continuing security interest in all assets of Remark, subject to certain exceptions as set forth in the New Mudrick Loan Agreement.

In connection with our entry into the New Mudrick Loan Agreement, we agreed to an extension fee of $0.8 million, which amount was paid in kind by capitalizing it to the principal of the New Mudrick Notes. All unpaid interest which had accrued under the Original Mudrick Loan Agreement to, but not including, March 14, 2023 was capitalized to the principal of the New Mudrick Notes.

Table of Contents	F - 37	Financial Statement Index