Form 10-K/A
period 2022-12-31
REMARK HOLDINGS, INC.
filed 2023-05-01
CIK 1368365

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2022, the aggregate market value of our voting and non-voting common equity held by non-affiliates was $43.7 million.

As of April 28, 2023, a total of 13,633,992 shares of our common stock were outstanding.

PCAOB ID No.	Auditor Name	Auditor Location
572	Weinberg & Company, P.A.	Los Angeles, California

EXPLANATORY NOTE

Remark Holdings, Inc. (“Remark”, “we”, “us” or “our”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Original Filing”). The purpose of this Amendment is to provide the information required by Items 10 through 14 (Part III) of Form 10-K, and to update Item 15, rather than by incorporation by reference to a definitive proxy statement for our 2023 annual meeting of stockholders that we will file with the SEC. We are including new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

On December 21, 2022, we effected a 1-for-10 reverse split of our common stock (the “Reverse Split”). All references made to share or per share amounts in this Amendment have been retroactively adjusted to reflect the effects of the Reverse Split.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs set forth information regarding our executive officers and directors, including the business experience for the past five years (and, in some instances, for prior years) of each such executive officer and director.

Name	Age	Position
Kai-Shing Tao	46	Chief Executive Officer and Chairman of the Board
Theodore P. Botts	77	Director and Chairman of the Audit Committee
Elizabeth Xu	58	Director
Brett Ratner	54	Director and Chairman of the Compensation Committee
Daniel Stein	47	Director and Chairman of the Nominating and Governance Committee

Executive Officer

Kai-Shing Tao has served as our Chief Executive Officer since December 2012, previously serving as Co-Chief Executive Officer since October 2012, and as a member of our board of director (the “Board”) since 2007 and Chairman of the Board since October 2012. Mr. Tao also has served as Chairman and Chief Investment Officer of Pacific Star Capital Management, L.P. (“Pacific Star Capital”), a private investment group, since January 2004. Prior to founding Pacific Star Capital, Mr. Tao was a Partner at FALA Capital Group, a single-family investment office, where he headed the global liquid investments outside the operating companies. Mr. Tao has been a director of Paradise Entertainment Limited (SEHK: 1180), a Hong-Kong-Stock-Exchange-traded company engaged in casino services and the development, supply and sales of electronic gaming systems, since April 2014. Mr. Tao previously was a director of Playboy Enterprises, Inc. from May 2010 to March 2011. Mr. Tao is a graduate of the New York University Stern School of Business.

Table of Contents	i

Non-Employee Directors

Theodore P. Botts has served as a member of our Board since 2007. Mr. Botts has been the President of Kensington Gate Capital, LLC, a private corporate finance advisory firm, since April 2001. Previously, Mr. Botts served as Chief Financial Officer of StereoVision Entertainment, Inc., a film entertainment company, from July 2007 until September 2008. Prior to 2000, Mr. Botts served in executive capacities at UBS Group and Goldman Sachs in London and New York. Mr. Botts also served on the board of directors and as chairman of the audit committee of INTAC International, Inc. from 2002 until its merger with a predecessor of Remark in 2006. Mr. Botts served as a member of the board and chairman of both the compensation and audit committees of Crystal Peak Minerals (CPMMF) from 2012 to 2018. Mr. Botts is currently a member of the board of Essentia Analytics, a privately held English company which develops and provides behavioral analytics to active portfolio managers. He served from 2003 to 2012 as a member of the Board of Trustees and head of development for REACH Prep, a non-profit organization serving the educational needs of underprivileged African-American and Latino children in Fairfield and Westchester counties. Mr. Botts graduated with highest honors from Williams College and received an MBA from the New York University Stern School of Business.

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

Dr. Elizabeth Xu has served as a member of our Board since 2020. She is the Chief Executive Officer of A2C Leadership Group, Inc., a private leadership education firm, and chairperson of Be the Change Foundation, a public non-profit organization that has been helping K-12 students and working professionals establish their leadership skills. Dr. Xu was named as one of the top 50 diversity leaders in 2020, as one of the Silicon Valley Women of Influence in 2015, as a Female of Executive Year, and has received more than 10 other awards from various organizations. Dr. Xu is an international transformational technology leader and senior business executive with more than 20 years of experience that includes digital transformation through the application of artificial intelligence, Internet-of-Things, and other enterprise technology in multiple businesses. She was a Stanford University lecturer for several years, and she currently serves as an Innovation and Entrepreneurship Advisor at the MIT Sloan School of Management and she sits on the advisory board of Women in Technology International. From 2018 to 2019, Dr. Xu served as the Group CTO at Thailand-based Charoen Pokphand Group (CP Group), one of the world's largest conglomerates, where she drove the company's technology strategy and advancement and oversaw workforce re-training for more than 200 of the company's subsidiaries in various industries. During that time period, she also served as CEO of the CP Group subsidiaries in Thailand and the United States that conducted CP Group's research and development. From 2014 to 2017, Dr. Xu held several leadership roles, including serving as CTO of BMC Software, Inc., a global leader in information technology service management. At BMC, she was responsible for the company's Central Technology Organization and Digital Service Management BU Engineering Organization.

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

•Outside board experience as a director and chairman of the audit committee of INTAC International

•Global financial industry experience as an executive at UBS Group and Goldman Sachs

Brett Ratner

•Extensive experience in the entertainment industry, including co-founding and operating a successful film finance and media company

Daniel Stein

•Operational experience leading data monetization efforts for analytics companies, leveraging partnerships with top digital, television and media companies

•Oversees all product strategy for Crossix, a leading technology company currently focused in healthcare

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

Delinquent Section 16(a) Reports. To our knowledge, based solely upon our review of the copies of the forms furnished to us, we believe that our directors, executive officers and holders of more than 10% of our common stock complied with all §16(a) filing requirements during 2022.

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

The Board determined that Mr. Botts qualifies as an “audit committee financial expert,” as defined under the Exchange Act. The Board made a qualitative assessment of Mr. Botts’ level of knowledge and experience based on a number of factors, including his experience as a financial professional.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the dollar amounts of salary (the only form of compensation during the years noted) earned by our named executive officer (“NEO”):

		Salary	Total
Kai-Shing Tao	2022	$282,700	$282,700
	2021	350,000	350,000

During 2022, our NEO elected to defer a portion of his salary to future periods.

Employment Agreements

    Mr. Tao is an “at will” employee and we do not have employment agreement with him.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding our NEO’s unexercised options to purchase our common stock as of December 31, 2022 (all stock awards to our NEO had vested as of December 31, 2022):

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Kai-Shing Tao	130,000	$78.10	01/19/2028
	18,000	19.90	06/20/2027
	150,000	40.40	11/09/2026
	35,000	41.00	08/18/2025
	65,000	42.90	07/28/2025
	44,275	63.00	02/17/2024

Equity Incentive Plans

We have granted stock options and restricted stock under our 2010 Equity Incentive Plan adopted June 15, 2010, our 2014 Incentive Plan adopted on February 17, 2014 and amended on December 23, 2014 and January 11, 2016, our 2017 Incentive Plan adopted on January 19, 2018 and our 2022 Incentive Plan adopted on July 5, 2022. The amount of stock options or shares of stock we grant to recipients generally depends upon their particular position with Remark and their achievement of certain performance metrics established by the Board. The Compensation Committee must approve all grants.

Director Compensation

The Compensation Committee periodically awards our non-employee directors with equity-based compensation. The non-employee directors did not receive any awards during the year ended December 31, 2022. As of December 31, 2022, each non-employee director owned no unvested shares of restricted stock and options to purchase shares of common stock as noted in the following table:

Number of Common Stock Shares Issuable Upon Exercise of Outstanding Stock Options
Theodore Botts	47,785
Brett Ratner	35,000
Daniel Stein	30,000
Elizabeth Xu	15,000

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents information with respect to the beneficial ownership of our common stock as of April 28, 2023, by:

•each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding common stock;

•each of our directors and named executive officers (“NEOs”); and

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

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. The information relating to our 5% beneficial owners is based on information we received from such holders. The percentage of beneficial ownership is based on 13,633,992 shares of common stock outstanding as of April 28, 2023.

Except as otherwise noted below, the address of persons listed in the following table is:

c/o Remark Holdings, Inc.
800 S. Commerce St.
Las Vegas, Nevada 89106

	Number of Common Stock Shares	Percentage of Outstanding Common Stock Shares
Persons known to beneficially own more than 5%
Lawrence Rosen [1]	709,487	5.2%
Digipac LLC [2]	524,631	3.8%
Directors and NEOs
Kai-Shing Tao [3]	1,020,062	7.2%
Theodore Botts [4]	51,917	*
Brett Ratner [5]	35,000	*
Daniel Stein [5]	30,000	*
Elizabeth Xu [5]	15,000	*
All executive officers and directors as a group (5 persons) [6]	1,151,979	8.1%

* Represents holdings of less than 1% of shares outstanding.

1.Consists of shares of common stock. The address of Mr. Rosen is 1578 Sussex Turnpike (Bldg. 5), Randolph, NJ 07869. This disclosure is based on information contained in a Schedule 13G/A filed by Mr. Rosen with the SEC on February 14, 2023.

2.Consists of shares of common stock. Mr. Tao, as the manager and a member of Digipac, LLC (“Digipac”), may be deemed to beneficially own the shares of common stock beneficially owned by Digipac. Mr. Tao disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of Digipac is One Hughes Center Drive, Unit 1601, Las Vegas, Nevada 89169.

3.Consists of (i) 23,474 shares of common stock held by Mr. Tao, (ii) 442,275 shares of common stock issuable upon exercise of options held by Mr. Tao, (iii) 524,631 shares of common stock held by Digipac, (iv) 27,500 shares of common stock held by Pacific Star Capital and (v) 2,182 shares of common stock held by Pacific Star HSW LLC (“Pacific Star HSW”). Mr. Tao, as the manager and a member of Digipac, the Chief Investment Officer and sole owner of Pacific Star Capital, and the control person of Pacific Star HSW, may be deemed to beneficially own the shares of common stock beneficially owned by Digipac, Pacific Star Capital and Pacific Star HSW. Mr. Tao disclaims beneficial ownership of the shares of common stock beneficially owned by Digipac and Pacific Star HSW, except to the extent of his pecuniary interest therein.

4.Includes 47,785 shares of common stock issuable upon exercise of options.

5.Consists of shares of common stock issuable upon exercise of options.

6.Consists of 581,919 shares of common stock and 570,060 shares of common stock issuable upon exercise of options.

Securities Authorized for Issuance Under Equity Compensation Plans

We incorporate the required information regarding securities authorized for issuance under equity compensation plans by reference to the subsection entitled Securities Authorized for Issuance Under Equity Compensation Plans in Part III, Item 12 of the Original Filing.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

All related party transactions are required to be reviewed and approved by the Audit Committee. Such policy and procedures are set forth in the Audit Committee charter.

As of December 31, 2022, our Chief Executive Officer and Chairman, Kai-Shing Tao, had advanced certain expenses on behalf of the Company in the aggregate amount of approximately $1.1 million, which amount remained outstanding as of April 28, 2023.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Policies and Procedures

The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which should nonetheless be approved by the Board prior to the completion of the audit. Each year, the Audit Committee approves the independent auditor’s retention to audit our financial statements, including the associated fee, before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services, such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Each new engagement of Weinberg & Company, P.A. (“Weinberg”) has been approved in advance by the Board, and none of those engagements made use of the de minimis exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

Fees Billed for the 2022 and 2021 Fiscal Years

The following table presents the aggregate fees billed, by type of fee, in relation to services provided to us by Weinberg (in thousands):

	Year Ended December 31,
	2022	2021
Audit	$289	$330
All other	21	38
Total	$310	$368

The fees billed in the all other category for 2022 primarily represent work related to preparation of three registrations statements and associated amendments, while for 2021 the fees billed in such category primarily represent work related to preparation of two registrations statements and associated amendments.

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

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this Amendment in the attached Exhibit Index.

EXHIBIT INDEX

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation	8-K	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	06/08/2016	3.1

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	04/11/2017	3.1
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	07/09/2021	3.1
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/21/2022	3.1
3.7	Amended and Restated Bylaws	8-K	02/13/2015	3.1
4.1	Specimen certificate of common stock of Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	10-K	03/23/2012	4.1
4.2	Form of CBG Acquisition Warrant	8-K	09/26/2016	4.1
4.3	Registration Rights Agreement, dated as of March 3, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	03/04/2020	4.1
4.4	CBG Settlement Warrant	8-K	09/07/2021	4.1
4.5	Investor Warrant.	8-K	09/30/2021	4.1
4.6	Form of Financial Advisor Warrant.	8-K	09/30/2021	4.2
4.7	Description of Registrant’s Securities	10-K	03/31/2021	4.4
4.8	Subordinated Convertible Debenture, dated as of October 6, 2022	8-K	10/11/2022	4.1
4.9	Amended and Restated Subordinated Convertible Debenture, dated November 7, 2022, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	10-K	04/17/2023	4.9
4.10	Form of Subordinated Convertible Debenture, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	4.1
10.1 [1]	2010 Equity Incentive Plan	8-K	06/21/2010	10.34
10.2 [1]	2014 Incentive Plan, as amended January 11, 2016	8-K	01/12/2016	10.1
10.3 [1]	2017 Incentive Plan	8-K	01/24/2018	10.1
10.4 [1]	2022 Incentive Plan	10-Q	11/14/2022	10.1
10.5	Common Stock Purchase Agreement, dated as of March 3, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	03/04/2020	10.1
10.6	First Amendment to Common Stock Purchase Agreement, dated as of April 9, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	04/14/2020	10.1
10.7	Promissory Note dated December 30, 2020, between Remark Holdings, Inc. and SVBooth Investments III.	8-K	01/06/2021	10.1
10.8	Amendment No. 1 dated August 5, 2021, to Promissory Note dated December 30, 2020, between Remark Holdings, Inc. and SV Booth Investments III LLC.	8-K	08/10/2021	10.1

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.9	Settlement Agreement and Mutual General Release dated as of August 31, 2021, by and among Remark Holdings, Inc., KanKan Limited, China Branding Group Limited (In Official Liquidation), acting by and through its joint official liquidators.	8-K	09/07/2021	10.1
10.10	Securities Purchase Agreement dated September 27, 2021, between Remark Holdings, Inc. and the purchasers signatory thereto.	8-K	09/30/2021	10.1
10.11	Registration Rights Agreement dated September 27, 2021, between Remark Holdings, Inc. and the purchasers signatory thereto.	8-K	09/30/2021	10.2
10.12	Financial Advisor Agreement dated September 27, 2021, between Remark Holdings, Inc. and A.G.P./Alliance Global Partners.	8-K	09/30/2021	10.3
10.13	Form of Senior Secured Loan Agreement dated December 3, 2021.	8-K	12/07/2021	10.1
10.14	First Amendment to Senior Secured Loan Agreement dated as of August 3, 2022.	8-K	08/08/2022	10.1
10.15	Debenture Purchase Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.1
10.16	Amendment No. 1 to Debenture Purchase Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	S-1	11/07/2022	10.2
10.17	Purchase Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.2
10.18	Registration Rights Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.3
10.19	Provisional Waiver and Consent Agreement, dated as of October 6, 2022, between Remark Holdings, Inc., certain of its subsidiaries party thereto, and Mudrick Capital Management, LP.	8-K	10/11/2022	10.4
10.20	Subordination and Intercreditor Agreement, dated as of October 6, 2022, among Ionic Ventures, LLC, Mudrick Capital Management, LP and Remark Holdings, Inc.	8-K	10/11/2022	10.5
10.21	Letter Agreement, dated as of January 5, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	01/11/2023	10.1
10.22	Debenture Purchase Agreement, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	10.1
10.23	Registration Rights Agreement, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	10.1
10.24	Note Purchase Agreement, dated as of March 14, 2023, between Remark Holdings, Inc., certain of its subsidiaries party thereto, and Mudrick Capital Management, LP.	8-K	03/16/2023	10.1
21.1	List of subsidiaries	10-K	04/17/2023	21.1
23.1	Consent of Weinberg & Company	10-K	04/17/2023	23.1

Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	May 1, 2023	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chief Executive Officer and Chairman
(principal executive officer, principal financial officer and principal accounting officer)