Form 10-Q
period 2023-03-31
REMARK HOLDINGS, INC.
filed 2023-05-22
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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

As of May 19, 2023, a total of 14,350,058 shares of our common stock were outstanding.

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

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$364	$52
Trade accounts receivable, net	2,719	3,091
Inventory, net	309	308
Deferred cost of revenue	7,485	7,463
Prepaid expense and other current assets	1,275	1,374
Total current assets	12,152	12,288
Property and equipment, net	1,660	1,699
Operating lease assets	135	180
Other long-term assets	226	269
Total assets	$14,173	$14,436
Liabilities
Accounts payable	$9,751	$9,602
Advances from related parties	1,077	1,174
Obligations to issue common stock	4,984	1,892
Accrued expense and other current liabilities	7,139	7,222
Contract liability	481	308
Notes payable	16,488	14,607
Total current liabilities	39,920	34,805
Operating lease liabilities, long-term	30	56
Total liabilities	39,950	34,861

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, 0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, 0.001 par value; 175,000,000 shares authorized; 13,633,992 and 11,539,564 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	14	12
Additional paid-in-capital	372,071	368,945
Accumulated other comprehensive loss	(1,177)	(859)
Accumulated deficit	(396,685)	(388,523)
Total stockholders’ deficit	(25,777)	(20,425)
Total liabilities and stockholders’ deficit	$14,173	$14,436
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue, including amounts from China Business Partner (See Note 15)	$826	$4,667
Cost and expense
Cost of revenue (excluding depreciation and amortization)	455	4,270
Sales and marketing	366	148
Technology and development	169	455
General and administrative	2,833	3,939
Depreciation and amortization	46	41
Total cost and expense	3,869	8,853
Operating loss	(3,043)	(4,186)
Other income (expense)
Interest expense	(1,544)	(2,186)
Finance cost related to obligations to issue common stock	(3,576)	—
Loss on investment	—	(19,056)
Other gain (loss), net	1	(1)
Total other expense, net	(5,119)	(21,243)
Loss before income taxes	(8,162)	(25,429)
Provision for income taxes	—	—
Net loss	$(8,162)	$(25,429)
Other comprehensive income
Foreign currency translation adjustments	(318)	2
Comprehensive loss	$(8,480)	$(25,427)

Weighted-average shares outstanding, basic and diluted	13,004,071	10,515,777

Net income (loss) per share, basic and diluted	$(0.63)	$(2.42)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except number of shares)

	Three Months Ended March 31, 2023
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2022	11,539,564	$12	$368,945	$(859)	$(388,523)	$(20,425)
Net loss	—	—	—	—	(8,162)	(8,162)
Share-based compensation	—	—	143	—	—	143
Common stock issued upon note payable conversion	2,094,428	2	2,983	—	—	2,985
Foreign currency translation	—	—	—	(318)	—	(318)
Balance at March 31, 2023	13,633,992	$14	$372,071	$(1,177)	$(396,685)	$(25,777)

	Three Months Ended March 31, 2022
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	10,515,777	$11	$364,333	$(270)	$(333,040)	$31,034
Net loss	—	—	—	—	(25,429)	(25,429)
Share-based compensation	—	—	514	—	—	514
Foreign currency translation	—	—	—	2	—	2
Balance at March 31, 2022	10,515,777	$11	$364,847	$(268)	$(358,469)	$6,121

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,162)	$(25,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairments	46	41
Share-based compensation	156	429
Cost of extending note payable	750	1,095
Finance cost related to obligations to issue common stock	3,576	—
Accrued interest included in note payable	1,139	—
Loss on investment	—	19,056
Provision for doubtful accounts	6	—
Other	(9)	43
Changes in operating assets and liabilities:
Accounts receivable	84	(1,052)
Inventory	(1)	(146)
Deferred cost of revenue	(22)	(4,176)
Prepaid expense and other assets	176	2,281
Operating lease assets	47	(52)
Accounts payable, accrued expense and other liabilities	(1)	(666)
Contract liability	162	(142)
Operating lease liabilities	(27)	30
Net cash used in operating activities	(2,080)	(8,688)
Cash flows from investing activities:
Proceeds from sale of investment	—	1,849
Purchases of property, equipment and software	(4)	(10)
Payment of amounts capitalized to software in progress	—	(949)
Net cash provided by (used in) investing activities	(4)	890
Cash flows from financing activities:
Proceeds from obligations to issue common stock - ELOC	1,000	—
Proceeds from obligations to issue common stock - Debentures	1,500	—
Advances from related parties	259	—
Repayments of advances from related parties	(355)	—
Repayments of debt	(8)	(3,698)
Net cash provided by (used in) financing activities	2,396	(3,698)
Net change in cash	312	(11,496)
Cash:
Beginning of period	52	14,187
End of period	$364	$2,691

Supplemental cash flow information:
Cash paid for interest	$250	$1,092

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and its subsidiaries (“Remark”, “we”, “us”, or “our”) constitute a diversified global technology business with leading artificial intelligence (“AI”) and data-analytics solutions. The common stock of Remark Holdings, Inc. is listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol MARK.

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

On December 15, 2022, the PCAOB vacated its 2021 determination that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. In view of the PCAOB’s decision to vacate its 2021 determination and until such time as the PCAOB issues any new adverse determination, the SEC has stated that there are no issuers at risk of having their securities subject to a trading prohibition under the HFCA Act. Each year, the PCAOB will reassess its determinations on whether it can inspect and investigate completely audit firms in China, and if, in the future, the PCAOB determines it cannot do so, or if Chinese authorities do not allow the PCAOB complete access for inspections and investigations for two consecutive years, companies engaging China-based public accounting firms would be delisted pursuant to the HFCA Act.

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

COVID-19

Our consolidated financial statements for the three months ended March 31, 2023 continued to show the negative impact that the COVID-19 pandemic has had on our business. Preventative measures related to COVID-19 outbreaks may continue to adversely affect our business and financial results, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. The COVID-19 pandemic caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Though the most restrictive preventative measures have been eased in China, city-wide lockdowns, travel restrictions, closures of non-essential businesses and other quarantine measures could be reinstituted at any time. Recovering from the effects of the preventative measures in China that resulted from the Chinese government’s Zero-COVID policy and that significantly limited the operational capabilities of our China-based subsidiaries has taken some time as we and our customers and partners work to ramp up business again. Many cities across large swaths of China, including economically significant regions such as Shanghai, as recently as the end of 2022 were fully or partially locked down for weeks or even months. Such lockdowns have had a material adverse impact on our business, including on the collection of our accounts receivable and our ability to complete projects in China to generate revenue, and may continue to adversely impact our business until customers and potential customers believe they can operate and expand their businesses without fear of lockdowns or other severely restrictive preventative measures.

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

Going Concern

During the three months ended March 31, 2023, and in each fiscal year since our inception, we have incurred operating losses which have resulted in a stockholders’ deficit of $25.8 million as of March 31, 2023. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $2.1 million during the three months ended March 31, 2023. As of March 31, 2023, our cash balance was $0.4 million.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2023, with the audited Consolidated Balance Sheet amounts as of December 31, 2022 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of March 31, 2023, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our

Table of Contents	9	Financial Statement Index

consolidated financial statements and footnotes included within the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

We maintain cash balances in United States dollars (“USD”), British pounds (“GBP”), RMB and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	March 31, 2023	December 31, 2022
Cash denominated in:
USD	$238	$11
RMB	66	19
GBP	5	17
HKD	55	5
Total cash	$364	$52

We maintain substantially all of our USD-denominated cash at a U.S. financial institution where the balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of March 31, 2023, we do not believe we have any significant concentrations of credit risk. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further develop our business in China could exceed original estimates.

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

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2023	2022
Exchange rates at March 31st:
GBP:USD	1.237	1.313
RMB:USD	0.146	0.158
HKD:USD	0.127	0.128

Average exchange rate during the three months ended March 31st:
RMB:USD	0.146	0.158
GBP:USD	1.214	1.317

Table of Contents	11	Financial Statement Index

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

Other

We generate revenue from other sources, such as from advertising and marketing services. We recognize the revenue from these contracts at the point in time when we transfer control of the good sold to the customer or when we deliver the promised promotional materials or media content. Substantially all of our contracts with customers that generate Other revenue are completed within one year or less.

Table of Contents	12	Financial Statement Index

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated sales forecasts. At March 31, 2023 and December 31, 2022, reserve for inventory was $2.2 million and $2.2 million, respectively.

Refundable Tax Credits

We charge the cost of our research and development efforts to operations as incurred. Our subsidiary in the United Kingdom is entitled to receive certain government assistance in the form of refundable research and development tax credits from taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are not dependent on our ongoing tax status or tax position and accordingly are not considered part of income taxes. We record refundable tax credits as a reduction of technology and development expense when we can reasonably estimate the amount and it is more likely than not that such amount will be received. During the three months ended March 31, 2023, we recorded a tax credit of approximately $0.5 million.

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

For the three months ended March 31, 2023 and 2022, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive.

Securities which may have affected the calculation of diluted earnings per share for the three months ended March 31, 2023 if their effect had been dilutive include 1,626,346 total outstanding stock options, and 1,011,440 outstanding warrants to purchase common stock.

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

Table of Contents	13	Financial Statement Index

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

NOTE 3. CONCENTRATION OF RISK

Revenue and Accounts Receivable

The disaggregation of revenue tables in Note 4 demonstrate the concentration in our revenue from certain products and the geographic concentration of our business. We also have a concentration in the volume of business we transacted with customers, as during the three months ended March 31, 2023, one of our customers represented about 50% of our revenue, while during three months ended March 31, 2022, two customers represented about 48% and 46%, respectively, of our revenue. At March 31, 2023, accounts receivable from four of our customers represented about 26%, 11%, 11% and 10%, respectively, of our gross accounts receivable, while at December 31, 2022, accounts receivable from our three largest customers represented about 23%, 16% and 10%, respectively, of our gross accounts receivable.

Deferred Cost of Revenue

See Note 6 for a discussion of a risk concentration regarding our deferred cost of revenue.

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

NOTE 4. REVENUE

We primarily sell AI-based products and services based upon computer vision and other technologies.

Table of Contents	14	Financial Statement Index

We do not include disclosures related to remaining performance obligations because substantially all our contracts with customers have an original expected duration of one year or less or, with regard to our stand-ready obligations, the amounts involved are not material.

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by category of products and services (in thousands):

	Three Months Ended March 31,
	2023	2022
AI-based products and services, including amounts from China Business Partner in 2023 (See Note 15)	$721	$4,546
Other	105	121
Revenue	$826	$4,667

The following table presents a disaggregation of our revenue by country (in thousands):

	Three Months Ended March 31,
	2023	2022
China	$743	$4,554
United States	83	113
Revenue	$826	$4,667

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the three months ended March 31, 2023, our contract liability changed only as a result of routine business activity.

During the three months ended March 31, 2023 and 2022, the amount of revenue we recognized that was included in the beginning balance of Contract liability was not material.

During the three months ended March 31, 2023 and 2022, we did not recognize revenue from performance obligations that were satisfied in previous periods.

Table of Contents	15	Financial Statement Index

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	March 31, 2023	December 31, 2022
Gross accounts receivable balance	$6,885	$7,213
Allowance for bad debt	(4,166)	(4,122)
Accounts receivable, net	$2,719	$3,091

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our China AI projects at March 31, 2023 and December 31, 2022; including approximately $1.1 million and $1.1 million, respectively, of trade receivables from projects related to work with our China Business Partner (see Note 15 for more information regarding our China Business Partner and related accounting); represented essentially all our gross trade receivables in each such period. Despite the longer collection timelines normally observed with Chinese entities, we have noted that the COVID-19 related lockdowns that persisted in China for most of 2022 have caused further delay in our ability to collect all balances due from some of our customers in China. As a result of our inability to assure collection of all amounts due from such customers within a short period of time, we recorded a reserve for bad debt of approximately $2.8 million as of December 31, 2022 for all accounts receivable from China customers that were more than one year past due.

NOTE 6. DEFERRED COST OF REVENUE

Deferred cost of revenue as of March 31, 2023 and December 31, 2022 of $7.5 million and $7.5 million, respectively, represent amounts we have paid in advance to the vendor who provides services to us in relation to various projects in China. Specifically, the deferred cost of revenue balance as of March 31, 2023, a large percentage of which was related to project installations we expected would be provided to us through our China Business Partner (described in more detail in Note 15), was paid almost entirely to a single vendor which will be visiting numerous sites across various regions of China to install our software solutions and/or hardware for our customers and perform other services for us pursuant to our customers’ requirements. Because most of the projects for which we have engaged the vendor require purchases of hardware, equipment and/or supplies in advance of site visits, we made the prepayments during 2022 in anticipation of several large batches of project installations. However, the lengthy COVID-19 related lockdowns that occurred in various regions in China prevented us and the vendor from being able to complete as many projects as we originally expected and caused our customers to delay installations. Given that the delays were related to the COVID-19 lockdowns that had ended by December 31, 2022 and were not a result of the vendor’s inability to either perform the services or refund of the amounts we advanced, we believe the balance as of March 31, 2023 will be fully recovered.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	March 31, 2023	December 31, 2022
Other receivables	10	23
Prepaid expense	1,057	1,144
Deposits	203	201
Other current assets	5	6
Total	$1,275	$1,374

Table of Contents	16	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	March 31, 2023	December 31, 2022
Vehicles	3	$153	153
Computers and equipment	3	1,172	$1,170
Furniture and fixtures	3	42	42
Software	3	5,168	5,160
Leasehold improvements	3	202	204
Software development in progress		1,199	1,199
Total property, equipment and software		$7,936	$7,928
Less accumulated depreciation		(6,276)	(6,229)
Total property, equipment and software, net		$1,660	$1,699

For the three months ended March 31, 2023 and 2022, depreciation (and amortization of software) expense was de minimis.

NOTE 9. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and benefit-related expense	$2,007	$1,448
Accrued interest	167	769
Other accrued expense	2,430	2,393
Other payables	2,224	2,234
Operating lease liability - current	120	138
China Cash Bonuses (see Note 15)	44	32
Other current liabilities	147	208
Total	$7,139	$7,222

NOTE 10. NOTES PAYABLE

The following table presents our notes payable (in thousands) as of:

	March 31, 2023	December 31, 2022
Principal balance of Original Mudrick Loans	$16,307	$14,418
Other notes payable	181	189
Notes payable, net of unamortized discount and debt issuance cost	$16,488	$14,607

Table of Contents	17	Financial Statement Index

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

On March 14, 2023, we entered into a Note Purchase Agreement (the “New Mudrick Loan Agreement”) with Mudrick, pursuant to which all of the Original Mudrick Loans were cancelled in exchange for new notes payable to Mudrick (the “New Mudrick Notes”) in the aggregate principal amount of approximately $16.3 million. The principal balance of the New Mudrick Notes included the $14.4 million outstanding balance of the Original Mudrick Loans, plus $1.1 million of accrued interest on the Original Mudrick Loans, plus a fee of approximately $0.8 million payable to Mudrick as consideration for cancelling the Original Mudrick Loans and converting all amounts outstanding thereunder into the New Mudrick Notes. We recorded the $0.8 million as interest expense during the three months ended March 31, 2023.

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

In connection with our entry into the Original Mudrick Loan Agreements, we paid Mudrick an upfront fee equal to 5.0% of the amount of the Original Mudrick Loans, which amount was netted against the drawdown of the Original Mudrick Loans. We recorded the upfront fee as a debt discount of $1.5 million, and recorded debt issuance cost totaling $1.1 million. We amortized the discount on the Original Mudrick Loans and the debt issuance cost over the life of the Original Mudrick Loans and, during the year ended December 31, 2022, we amortized $2.2 million of such discount and debt issuance cost.

During the year ended December 31, 2022, we repaid $6.2 million of the principal amount of the Original Mudrick Loans in cash and delivered all of our shares in Sharecare, Inc. to Mudrick on July 11, 2022, in partial settlement of the Original Mudrick Loans, resulting in a further repayment of approximately $9.7 million of the principal amount of the Original Mudrick Loans. As of December 31, 2022, the outstanding balance of the Original Mudrick Loans was $14.4 million, and approximately $0.8 million of accrued interest was included in Accrued expense and other current liabilities. During the three months ended March 31, 2023, we accrued approximately $0.6 million additional interest expense on the Original Mudrick Loans, of which $0.3 million was paid during the period.

Other Notes Payable

The Other notes payable in the table above represent individually immaterial notes payable issued for the purchase of operating assets. Such notes payable bear interest at a weighted-average interest rate of approximately 6.2% and have a weighted-average remaining term of approximately 4.8 years.

Table of Contents	18	Financial Statement Index

NOTE 11. TRANSACTIONS WITH IONIC

Convertible Debentures

On October 6, 2022, we entered into a debenture purchase agreement (the “2022 Debenture Purchase Agreement”) and a purchase agreement (the “ELOC Purchase Agreement”) with Ionic Ventures, LLC (“Ionic”). Pursuant to the 2022 Debenture Purchase Agreement, we issued a convertible subordinated debenture in the original principal amount of approximately $2.8 million (the “2022 Debenture”) to Ionic for a purchase price of $2.5 million. The 2022 Debenture automatically converted into shares of our common stock (the “Settlement Shares”) on November 17, 2022 upon the effectiveness of a registration statement we filed pursuant to a registration rights agreement we entered into with Ionic. Upon issuance of the 2022 Debenture, we initially estimated the obligation to issue common stock at approximately $3.6 million. As of December 31, 2022, we estimated such obligation to have a fair value of $1.9 million, representing an additional 1,720,349 shares to be issued pursuant to the 2022 Debenture. When the measurement period for determining the conversion price of the 2022 Debenture was completed, we determined that the number of conversion shares to be issued to Ionic upon automatic conversion of the 2022 Debenture was 3,129,668 shares of our common stock. As of March 31, 2023, we had issued an aggregate of 2,993,282 shares of common stock upon automatic conversion of the 2022 Debenture (inclusive of 898,854 shares that were issued during 2022), leaving a balance of 136,386 shares that remained to be issued, representing an obligation with a fair value of $0.2 million.

On March 14, 2023, we entered into a new debenture purchase agreement (the “2023 Debenture Purchase Agreement”) with Ionic pursuant to which we authorized the issuance and sale of two convertible subordinated debentures in the aggregate principal amount of approximately $2.8 million for an aggregate purchase price of $2.5 million. The first debenture is in the original principal amount of approximately $1.7 million for a purchase price of $1.5 million (the “First 2023 Debenture”), which was issued on March 14, 2023, and the second debenture is in the original principal amount of approximately $1.1 million for a purchase price of $1.0 million (the “Second 2023 Debenture” and collectively with the First Debenture, the “2023 Debentures”), which was issued on April 12, 2023. Upon issuance of the First 2023 Debenture, we initially estimated the obligation to issue common stock at approximately $2.5 million. As of March 31, 2023, the First 2023 Debenture had not been converted into any shares of common stock and we estimated that 2,232,590 shares would be issued upon conversion of the First 2023 Debenture, representing an obligation with a fair value of $3.1 million.

The 2023 Debentures accrue interest at a rate of 10% per annum, of which two years of interest is guaranteed and deemed earned in full on the first day following the issuance date. The interest rate on the 2023 Debentures increases to a rate of 15% per annum if the 2023 Debentures are not fully paid, converted or redeemed by the second anniversary of each debenture (each, a “Maturity Date”) or upon the occurrence of certain trigger events, including, but not limited to, the suspension from trading or the delisting of our common stock from Nasdaq for three consecutive trading days. If the 2023 Debentures are not fully paid or converted by their respective Maturity Dates, the original aggregate principal amount of the 2023 Debentures will be deemed to have been approximately $3.3 million from their issuance dates.

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

Table of Contents	19	Financial Statement Index

Securities Act of 1933, as amended, the resale of the shares of our common stock issuable upon conversion of the 2023 Debentures and the shares of common stock that may be issued to Ionic if we fail to comply with our obligations in the 2023 Registration Rights Agreement. The 2023 Registration Rights Agreement requires that we file, within 15 calendar days after we file our 2022 Form 10-K, a resale registration statement and use commercially reasonable efforts to have such resale registration statement declared effective by the SEC on or before the earlier of (i) 90 days after signing of the 2023 Registration Rights Agreement (or 120 days if such registration statement is subject to full review by the SEC) and (ii) the 2nd business day after we are notified we will not be subject to further SEC review. If we fail to file or have the resale registration statement declared effective by the specified deadlines, then in each instance, we will issue to Ionic 150,000 shares of our common stock within two trading days after such failure, and with respect to the Conversion Shares, we will additionally pay in cash, as liquidated damages, an amount equal to 2% of the amount then currently outstanding under the 2023 Debentures for failure to file and have the Resale Registration Statement declared effective by the same deadlines set forth above for each 30-day period after each such failure.

Equity Line of Credit

The ELOC Purchase Agreement, as amended (see below), provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Ionic to purchase up to an aggregate of $50.0 million of shares of our common stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of a resale registration statement filed with the SEC registering such shares and that the 2022 Debenture shall have been fully converted into shares of common stock or shall otherwise have been fully redeemed and settled in all respects in accordance with the terms of the 2022 Debenture, we have the right to present Ionic with a purchase notice (each, a “Purchase Notice”) directing Ionic to purchase any amount up to $3.0 million of our common stock per trading day, at a per share price equal to 90% (or 80% if our common stock is not then trading on Nasdaq) of the average of the two lowest volume-weighted average prices (“VWAPs”) over a specified measurement period. With each purchase under the ELOC Purchase Agreement, we are required to deliver to Ionic an additional number of shares equal to 2.5% of the number of shares of common stock deliverable upon such purchase. The number of shares that we can issue to Ionic from time to time under the ELOC Purchase Agreement shall be subject to the condition that we will not sell shares to Ionic to the extent that Ionic, together with its affiliates, would beneficially own more than 4.99% of the outstanding shares of our common stock immediately after giving effect to such sale (the “Beneficial Ownership Limitation”).

In addition, Ionic will not be required to buy any shares of our common stock pursuant to a Purchase Notice on any trading day on which the closing trade price of our common stock is below $0.20 (as amended by the Letter Agreement, as defined below). We will control the timing and amount of sales of our common stock to Ionic. Ionic has no right to require any sales by us, and is obligated to make purchases from us as directed solely by us in accordance with the ELOC Purchase Agreement. The ELOC Purchase Agreement provides that we will not be required or permitted to issue, and Ionic will not be required to purchase, any shares under the ELOC Purchase Agreement if such issuance would violate Nasdaq rules, and we may, in our sole discretion, determine whether to obtain stockholder approval to issue shares in excess of 19.99% of our outstanding shares of common stock if such issuance would require stockholder approval under Nasdaq rules. Ionic has agreed that neither it nor any of its agents, representatives and affiliates will engage in any direct or indirect short-selling or hedging our common stock during any time prior to the termination of the ELOC Purchase Agreement.

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

Table of Contents	20	Financial Statement Index

As partial consideration for the waiver to allow for the $0.5 million purchase by Ionic, we agreed to issue to Ionic that number of shares (the “Letter Agreement Shares”) equal to the difference between (x) the variable conversion price in the 2022 Debenture, and (y) the calculation achieved as a result of the following formula: 80% (or 70% if our common stock is not then trading on Nasdaq) of the lowest VWAP starting on the trading day immediately following the receipt of pre-settlement conversion shares following the date on which the 2022 Debenture automatically converts or other relevant date of determination and ending the later of (a) 10 consecutive trading days after (and not including) the Automatic Conversion Date (as defined in the ELOC Agreement) or such other relevant date of determination and (b) the trading day immediately after shares of our common stock in the aggregate amount of at least $13.9 million shall have traded on Nasdaq. Upon issuance of the purchase notice evidencing the ELOC Advance (defined below), we initially estimated the obligation to issue common stock at approximately $0.2 million. As of March 31, 2023, we had not issued any of our common stock in relation to the Letter Agreement Shares, leaving an estimated 200,715 shares to be issued, representing an obligation with a fair value of $0.3 million.

During January 2023, Ionic advanced $1.0 million dollars (the “ELOC Advance”) to us pursuant to the ELOC Agreement, as amended. Upon issuance of the purchase notice evidencing the ELOC Advance, we initially estimated the obligation to issue common stock at approximately $1.3 million. As of March 31, 2023, we had not issued any of our common stock in relation to the First 2023 Debenture, leaving an estimated 1,068,376 shares to be issued, representing an obligation with a fair value of $1.5 million.

Accounting for the Debentures and the ELOC

Using the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, we evaluated the 2022 Debenture Purchase Agreement and its associated 2022 Debenture, the 2023 Debenture Purchase Agreement and its associated First 2023 Debenture, and the ELOC Purchase Agreement and its associated Letter Agreement and ELOC Advance, and determined that all represented obligations that must or may be settled with a variable number of shares, the monetary value of which was based solely or predominantly on a fixed monetary amount known at inception. Using a Level 3 input, we estimated the number of shares of our common stock that we would have to issue for each obligation and multiplied the estimated number of shares by the closing market price of our common stock on the measurement date to determine the fair value of the obligation. We then recorded the amount of the initial obligation in excess of the purchase price as finance cost. We remeasure each obligation at every balance sheet date until all shares representing the obligation have been issued, with the change in the amount of the obligation being recorded as finance cost. The following table shows the changes in our obligations to issue common stock (dollars in thousands):

	2022 Debenture	First 2023 Debenture	Letter Agreement	ELOC Advance	Total
Obligations to Issue Common Stock
Balance at December 31, 2022	$1,892	$—	$—	$—	$1,892
Establishment of new obligation to issue shares	—	2,501	249	1,325	4,075
Issuance of Shares	(2,985)	—	—	—	(2,985)
Change in measurement of liability	1,279	558	26	139	2,002
Balance at March 31, 2023	$186	$3,059	$275	$1,464	$4,984

Estimated Number of Shares Issuable
Balance at December 31, 2022	1,720,349	—	—	—	1,720,349
Change in estimated number of shares issuable	510,465	—	—	—	510,465
Establishment of new obligation to issue shares	—	2,232,590	200,715	1,068,376	3,501,681
Issuance of Shares	(2,094,428)	—	—	—	(2,094,428)
Balance at March 31, 2023	136,386	2,232,590	200,715	1,068,376	3,638,067

Table of Contents	21	Financial Statement Index

The following table shows the composition of finance cost associated with our obligations to issue common stock (dollars in thousands):

	2022 Debenture	First 2023 Debenture	Letter Agreement	ELOC Advance	Total
Initial obligation in excess of purchase price	$—	$1,000	$249	$325	$1,574
Change in measurement of liability	1,279	558	26	139	2,002
Total	$1,279	$1,558	$275	$464	$3,576

NOTE 12. COMMITMENTS AND CONTINGENCIES

At March 31, 2023, we had no material commitments outside the normal course of business.

Contingencies

As of March 31, 2023, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

Registration Rights Agreement

On September 27, 2021, we entered into a securities purchase agreement (the “Armistice Purchase Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice Capital”) pursuant to which we issued shares of our common stock together with warrants to purchase our common stock, subject to certain customary anti-dilution adjustments (the “Armistice Warrants”).

In connection with our entry into the Armistice Purchase Agreement, we also entered into a registration rights agreement with Armistice Capital, pursuant to which we were obligated to file one or more registration statements, as necessary, to register under the Securities Act of 1933, as amended, the resale of the shares we issued to Armistice Capital and the shares underlying the Armistice Warrants (collectively, the “Armistice Registrable Securities”) and to obtain effectiveness of such registration statement no later than 90 days following September 27, 2021. The registration rights agreement provided that if we failed to satisfy our obligation to timely obtain effectiveness, we would incur a penalty of as much as $1.0 million. The registration statement to register the resale of the Armistice Registrable Securities was declared effective on October 31, 2022. We had accrued the maximum penalty and, as of December 31, 2022, paid $0.2 million of such amount, resulting in an unpaid amount of $0.8 million included in other accrued expense during the three months ended March 31, 2023.

Table of Contents	22	Financial Statement Index

NOTE 13. STOCKHOLDERS' EQUITY (DEFICIT)

Warrants

The following table summarizes information related to our equity-classified stock warrant issuances as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	1,011,441	$40.10	3.7	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at March 31, 2023	1,011,441	$40.10	3.4	$—

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	1,626,631	$30.31	5.5	$1
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(285)	12.50
Outstanding at March 31, 2023	1,626,346	$30.31	5.2	$12

Exercisable at December 31, 2022	1,549,681	31.41	5.3	$1
Exercisable at March 31, 2023	1,589,946	30.96	5.1	$6

Table of Contents	23	Financial Statement Index

The following table summarizes activity related to our liability-classified China Cash Bonuses as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	71,450	$35.99	6.1	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at March 31, 2023	71,450	$35.99	5.9	$—

Exercisable at December 31, 2022	68,450	36.97	6.1	$—
Exercisable at March 31, 2023	71,450	35.99	5.9	$—

The following table presents the change in the liability associated with our China Cash Bonuses included in Accrued expense and other current liabilities (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2023	2022
Balance at beginning of period	$32	$439
Share-based compensation expense related to China Cash Bonuses	12	(407)
Balance at end of period	$44	$32

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$143	$514
China Cash Bonuses	12	(85)
Total	$155	$429

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

Table of Contents	24	Financial Statement Index

The following table presents information regarding unrecognized share-based compensation cost associated with stock options and China Cash Bonuses:

March 31, 2023
Unrecognized share-based compensation cost for non-vested awards (in thousands):
Stock options	55
China Cash Bonuses	—
Weighted-average years over which unrecognized share-based compensation expense will be recognized:
Stock options	1.9
China Cash Bonuses	0

NOTE 14. RELATED PARTY TRANSACTIONS

As of March 31, 2023, we owed approximately $1.2 million to members of management representing various operating expense payments made on our behalf.

NOTE 15. CHINA BUSINESS PARTNER

We interact with an unrelated entity (the “China Business Partner”) in more than one capacity. Firstly, since 2020, we have been working with the China Business Partner to earn revenue by obtaining business from some of the largest companies in China. Secondly, our artificial intelligence business in the U.S. has purchased substantially all of its inventory from a subsidiary of the China Business Partner which manufactures certain equipment to our specifications; though, during the three months ended March 31, 2023, we did not make any such purchases. In addition, a member of our senior leadership team maintains a role in the senior management structure of the China Business Partner.

During the three months ended March 31, 2023 and 2022, we recognized approximately $0.1 million and $2.2 million, respectively, of revenue from the relationship with the China Business Partner. At March 31, 2023 and December 31, 2022, in addition to the outstanding accounts receivable balances from the China Business Partner described in Note 5, we had outstanding accounts payable to the China Business Partner of $0.7 million and $0.7 million, respectively.

NOTE 16. SUBSEQUENT EVENTS

Ionic Transactions

On May 4, 2023, we issued 136,386 shares to Ionic in final settlement of our obligation to issue shares under the 2022 Debenture and 200,715 shares in final settlement of our obligation to issue the Letter Agreement Shares. On May 5, 2023, we issued 378,965 shares to Ionic in partial settlement of our obligation to issue shares related to the ELOC Advance.

Failure to Maintain Continued Listing Standards

On April 27, 2023, we received a written notice from the Nasdaq Listing Qualifications Department notifying us that, pursuant to Nasdaq Listing Rule 5550(b)(3), we are required to maintain a minimum of $500,000 in net income from continuing operations in the most recently completed fiscal year, or two of the last three fiscal years (the “Net Income Standard”). Since our 2022 Form 10-K reported net loss from continuing operations, and as of April 25, 2023, we did not meet the alternative continued listing standards (collectively, with the Net Income Standard, the “Continued Listing Standards”) under Nasdaq Listing Rule 5550(b) of a minimum stockholders' equity of $2.5 million or minimum market value of listed securities of $35 million, we no longer comply with the Continued Listing Standards.

In accordance with Nasdaq Listing Rule 5810(c)(2)(A), we have 45 calendar days, or until June 12, 2023, to submit a plan to regain compliance with the Continued Listing Standards (the “Cure Period”). If the Nasdaq Listing Qualifications Department accepts our plan, they can grant us an extension of up to 180 calendar days from April 27, 2023 to evidence

Table of Contents	25	Financial Statement Index

compliance. If the Nasdaq Listing Qualifications Department does not accept our plan, we can appeal such decision to the Nasdaq Hearings Panel.

Our common stock will continue to be listed and traded on Nasdaq during the Cure Period, subject to our compliance with the other continued listing requirements of Nasdaq.

Table of Contents	26	Financial Statement Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023 in conjunction with our condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this Form 10-Q.

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

On December 15, 2022, the PCAOB vacated its 2021 determination that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. In view of the PCAOB’s decision to vacate its 2021 determination and until such time as the PCAOB issues any new adverse determination, the SEC has stated that there are no issuers at risk of having their securities subject to a trading prohibition under the HFCA Act. Each year, the PCAOB will reassess its determinations on whether it can inspect and investigate completely audit firms in China, and if, in the future, the PCAOB determines it cannot do so, or if Chinese authorities do not allow the PCAOB complete access for inspections and investigations for two consecutive years, companies engaging China-based public accounting firms would be delisted pursuant to the HFCA Act.

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

Table of Contents	30	Financial Statement Index

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

Business Developments During 2023

China’s response to the COVID-19 pandemic, known as the Zero-COVID policy, included lockdowns and/or other severe restrictions on business and daily life in China, which made it difficult for us to interact with our clients and vendors through at least December 2022. Such preventative measures have had lingering effects which made it difficult for us to complete many projects in China during the first quarter of 2023. Our customers are only slowly beginning to make the decisions to restart stalled projects or begin new ones. The majority of our completed work was related to a large telecommunications provider in China. We expect project completions in China to begin to accelerate towards the latter half of the second quarter and into the third quarter of 2023 as our customers begin to restart projects that were placed on hold during the Zero-COVID policy and initiate new projects that had been on the drawing board when the Zero-COVID policy preventative measures went into effect early 2022.

As we work with customers and partners in China to ramp up business again, we have been working diligently to advance our interests in several large public safety products in the U.S., while our U.K. team has continued to support our U.S. project acquisition efforts as well as develop revenue-generating projects in the U.K. Additionally, we have been developing certain opportunities in South America which could allow us to gain a foothold in that market. All of such efforts to establish ourselves in the U.S., South America and the U.K. have caused increases in various business development expenses, but we expect such efforts to lead to a diversification of our business outside of China and reduce the concentrations in our revenue and associated accounts receivable.

Table of Contents	31	Financial Statement Index

The following table presents our revenue categories as a percentage of total consolidated revenue during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
AI-based products and services	87%	97%
Advertising and other	13%	3%

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2023, we made no material changes to our critical accounting policies as we disclosed them in Part II, Item 7 of our 2022 Form 10-K.

RESULTS OF OPERATIONS

The following tables summarize our operating results for the three months ended March 31, 2023, and the discussion following the table explains material changes in such operating results compared to the three months ended March 31, 2022.

(dollars in thousands)	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
Revenue, including amounts from China Business Partner	$826	$4,667	$(3,841)	(82)%

Cost of revenue	455	4,270	(3,815)	(89)%
Sales and marketing	366	148	218	147%
Technology and development	169	455	(286)	(63)%
General and administrative	2,833	3,939	(1,106)	(28)%
Depreciation and amortization	46	41	5	12%

Interest expense	(1,544)	(2,186)	642	(29)%
Finance cost related to obligations to issue common stock	(3,576)	—	(3,576)
Loss on investment	—	(19,056)	19,056	(100)%
Other gain (loss), net	1	(1)	2	(200)%
Net loss	(8,162)	(25,429)	17,267	(68)%

Revenue and Cost of Revenue. During the three months ended March 31, 2023, we were unable to complete many projects in China due to the slow and methodical business and economic recovery efforts that are ongoing after China lifted most of its onerous COVID-19 related restrictions at the end of 2022, while in the same period of the prior year we were able to complete numerous projects, including projects associated with our work with an unrelated entity (our China Business Partner).

Cost of revenue during the three months ended March 31, 2023 decreased in conjunction with the U.S. revenue decreases described above.

Technology and development. During the three months ended March 31, 2023, we recorded a refundable tax credit of approximately $0.5 million we received from the government of the United Kingdom resulting from our research and

Table of Contents	32	Financial Statement Index

development activities in its jurisdiction during the 2022 tax year. During 2022, we did not receive the similar tax credit of approximately $0.6 million related to the 2021 tax year until May 2022.

General and administrative. During the three months ended March 31, 2023, we experienced a decrease of approximately $0.7 million in certain expenses related to business development, including short-term work space rentals and consulting. Our share-based compensation expense decreased by $0.3 million due to a large batch of stock options with a grant date of July 8, 2021 becoming fully expensed in January 2023, in comparison to having a full three months of expense recognition during the three months ended March 31, 2022.

Interest expense. We executed the Original Mudrick Loan Agreements in December 2021, pursuant to which we obtained the Original Mudrick Loans in the aggregate principal amount of $30.0 million. During the three months ended March 31, 2022, we recorded in interest expense approximately $1.1 million of amortization of debt discount and debt issuance cost related to the Original Mudrick Loans, but did not have any such amortization during the three months ended March 31, 2023 because the debt discount and debt issuance cost were fully amortized during 2022. Interest expense also decreased because significantly less debt principal was outstanding on the Original Mudrick Loans during the three months ended March 31, 2023 than during the same period of the prior year, even though the interest rate had increased from 16.5% to 20.5%. Partially offsetting the decreases in interest expense was the amendment and extension fee of approximately $0.8 million we recorded in relation to our entry on March 14, 2023 into the New Mudrick Loan Agreement described, along with the Original Mudrick Loan Agreements, in Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

Finance Cost Related to Obligations to Issue Common Stock. The finance cost during the three months ended March 31, 2023 resulted from the establishment and remeasurement of obligations to issue our common stock that we incurred in relation to our transactions with Ionic pursuant to the Debenture Purchase Agreement, the Letter Agreement and the ELOC Purchase Agreement, each of which is described in Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q, that we entered into on October 6, 2022, January 5, 2023 and October 6, 2022, respectively. We had no similar transaction during the three months ended March 31, 2022.

Gain (loss) on investment. On July 1, 2021, as the result of a business combination involving a U.S.-based venture, Sharecare, Inc. (“Legacy Sharecare”) and Falcon Capital Acquisition Corp., a special purpose acquisition company, the common stock of the surviving entity of such business combination (“New Sharecare”) became listed on the Nasdaq Stock Market LLC and our equity in Legacy Sharecare converted into cash and shares of publicly traded common stock of New Sharecare. As a result of the common stock of New Sharecare being traded on a national securities exchange, we were able to remeasure our investment at fair value. Since July 1, 2021, the value of the New Sharecare stock steadily declined, which caused the loss of $19.0 million during the three months ended March 31, 2022. On July 11, 2022, we delivered our remaining 6,250,000 shares of New Sharecare to our lender at their request and, as a result, we did not maintain investments during the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the three months ended March 31, 2023, and in each fiscal year since our inception, we have incurred net losses which have resulted in a stockholders’ deficit of $25.8 million as of March 31, 2023. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $2.1 million during the three months ended March 31, 2023. As of March 31, 2023, our cash balance was $0.4 million.

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

Table of Contents	33

On March 14, 2023, we entered into the New Mudrick Loan Agreement pursuant to which all of the Original Mudrick Loans were cancelled in exchange for the New Mudrick Notes in the aggregate principal amount of approximately $16.3 million. The New Mudrick Notes bear interest at a rate of 20.5% per annum, which shall be payable on the last business day of each month commencing on May 31, 2023. The interest rate will increase by 2% and the principal amount outstanding under the New Mudrick Notes and any unpaid interest thereon may become immediately due and payable upon the occurrence of any event of default under the New Mudrick Loan Agreement. All amounts outstanding under the New Mudrick Notes, including all accrued and unpaid interest, will be due and payable in full on October 31, 2023. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding the New Mudrick Notes.

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

As of the date of this Form 10-Q, the principal amount outstanding, together with interest on the unpaid principal balance of the New Mudrick Notes, is $16.3 million.

Ionic Transactions

On October 6, 2022, we entered into the 2022 Debenture Purchase Agreement with Ionic, pursuant to which we issued the 2022 Debenture to Ionic for a purchase price of $2.5 million.

In connection with the 2022 Debenture, on October 6, 2022, we also entered into the ELOC Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Ionic to purchase up to an aggregate of $50.0 million of shares of our common stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, we have the right to present Ionic with a purchase notice directing Ionic to purchase any amount up to $3.0 million of our common stock per trading day, at the purchase price equal to 90% (or 80% if our common stock is not then trading on Nasdaq) of the average of the five lowest VWAPs of our common stock over a specified measurement period. With each purchase under the ELOC Purchase Agreement, we are required to deliver to Ionic an additional number of shares equal to 2.5% of the number of shares of common stock deliverable upon such purchase.

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

On January 5, 2023, we and Ionic entered the Letter Agreement which amended the ELOC Purchase Agreement. Under the Letter Agreement, the parties agreed, among other things, to (i) amend the floor price below which Ionic will not be required to buy any shares of our common stock under the ELOC Purchase Agreement from $0.25 to $0.20, determined on a post-reverse split basis, (ii) amend the per share purchase price for purchases under the ELOC Purchase Agreement to 90% of the average of the two lowest daily VWAPs over a specified measurement period, which will commence at the conclusion of the applicable measurement period related to the 2022 Debenture and (iii) waive certain requirements in the ELOC Purchase Agreement to allow for a one-time $0.5 million purchase under the ELOC Purchase Agreement.

Table of Contents	34

On March 14, 2023, we entered into the 2023 Debenture Purchase Agreement with Ionic pursuant to which we authorized the issuance and sale of two convertible subordinated debentures in the aggregate principal amount of approximately $2.8 million for an aggregate purchase price of $2.5 million. The first debenture is in the original principal amount of approximately $1.7 million for a purchase price of $1.5 million, which was issued on March 14, 2023, and the second debenture is in the original principal amount of approximately $1.1 million for a purchase price of $1.0 million.

See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for additional detail on the Ionic transactions.

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

Cash Flows - Operating Activities

During the three months ended March 31, 2023, we used $6.6 million less cash in operating activities than we did during the same period of the prior year. The decrease in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

Investing activities during the three months ended March 31, 2023 were de minimis, while the same period during 2022 provided $1.8 million in proceeds from the sale of a portion of our marketable securities.

Table of Contents	35

Cash Flows - Financing Activities

During the three months ended March 31, 2023, we received $1.5 million from the issuance of a convertible debenture and advances totaling $1.0 million under the ELOC Purchase Agreement, while the prior year period’s financing activity included $3.7 million repayments of debt.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses in our internal control over financial reporting related to: (i) insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our AI business in China, (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our AI business in China including accounts payable, accrued liabilities, payroll and fixed assets, and (iv) failure to retain documentary evidence of all inventory purchases and the insufficient evaluation of the impact of discounted sales transactions on the valuation of our inventory, all of which we described in our 2022 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

In our 2022 Form 10-K, we disclosed that management had determined that material weaknesses in our internal control over financial reporting (described above) existed. As of the date of this report, the implementation of the plan developed by management to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls continues. Such implementation has been slowed by various factors, including the COVID-19 pandemic. As a result, there was no change in our internal control over financial reporting during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	36

PART II

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A of our 2022 Form 10-K, which could materially affect our business, financial condition or operating results. The risks described below and in our 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 14, 2023, we issued a convertible subordinated debenture in the original principal amount of $1,667,000 to Ionic Ventures, LLC in a private placement for a purchase price of $1,500,000.

We made the offer and sale of securities in the above-described private placement in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investor in a purchase agreement we entered into with the investor.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

Table of Contents	37	Financial Statement Index

ITEM 6.    EXHIBITS

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
4.1	Form of Subordinated Convertible Debenture, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	4.1
10.1	Letter Agreement, dated as of January 5, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	01/11/2023	10.1
10.2	Debenture Purchase Agreement, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	10.1
10.3	Registration Rights Agreement, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	10.2
10.4	Note Purchase Agreement, dated as of March 14, 2023, by and among Remark Holdings, Inc., certain of its subsidiaries party thereto, and Mudrick Capital Management, LP.	8-K	03/16/2023	10.3
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101
The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2023 and 2022; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

Table of Contents	38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	May 22, 2023	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	39