Form 10-Q
period 2023-06-30
REMARK HOLDINGS, INC.
filed 2023-08-14
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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

As of August 11, 2023, a total of 18,297,600 shares of our common stock were outstanding.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “2022 Form 10-K”).

In addition to historical information, this Form 10-Q includes “forward-looking statements” about the plans, strategies, objectives, goals or expectations of Remark Holdings, Inc. and subsidiaries (“Remark”, “we”, “us”, “our”). You will find forward-looking statements principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are identifiable by words or phrases indicating that Remark or management “expects,” “anticipates,” “plans,” “believes,” or “estimates,” or that a particular occurrence or event “will,” “may,” “could,” “should,” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook” or “trend” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that we are “positioned” for a particular result, or similarly-stated expectations. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report or such other report, release, presentation, or statement. The forward-looking statements contained in this Form 10-Q are based on the expectations, estimates, projections, beliefs, and assumptions of our management based on information available to management as of the date on which this Form 10-Q was filed with the SEC, or as of the date on which the information incorporated by reference was filed with the SEC, as applicable, all of which are subject to change. Forward-looking statements are subject to risks, uncertainties, and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements.

In addition to other risks and uncertainties described in connection with the forward-looking statements contained in this report and other periodic reports filed with the SEC, there are many important factors that could cause actual results to differ materially. Such risks and uncertainties include general business conditions, changes in overall economic conditions, our ability to integrate acquired assets, the impact of competition and other factors which are often beyond our control.

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

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$208	$52
Trade accounts receivable, net	3,445	3,091
Inventory, net	351	308
Deferred cost of revenue	5,598	7,463
Prepaid expense and other current assets	864	1,374
Total current assets	10,466	12,288
Property and equipment, net	1,422	1,699
Operating lease assets	783	180
Other long-term assets	187	269
Total assets	$12,858	$14,436
Liabilities
Accounts payable	$9,125	$9,602
Advances from related parties	1,078	1,174
Obligations to issue common stock	5,597	1,892
Accrued expense and other current liabilities	8,189	7,222
Contract liability	420	308
Notes payable	16,480	14,607
Total current liabilities	40,889	34,805
Operating lease liabilities, long-term	398	56
Total liabilities	41,287	34,861

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 16,612,266 and 11,539,564 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	17	12
Additional paid-in-capital	375,517	368,945
Accumulated other comprehensive loss	(1,404)	(859)
Accumulated deficit	(402,559)	(388,523)
Total stockholders’ deficit	(28,429)	(20,425)
Total liabilities and stockholders’ deficit	$12,858	$14,436
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, including amounts from China Business Partner (See Note 15)	$3,167	$2,558	$3,993	$7,225
Cost and expense
Cost of revenue (excluding depreciation and amortization)	2,511	1,847	2,966	6,117
Sales and marketing	387	188	753	336
Technology and development	567	508	736	963
General and administrative	3,244	3,933	6,077	7,872
Depreciation and amortization	25	37	71	78
Impairments	392	—	392	—
Total cost and expense	7,126	6,513	10,995	15,366
Operating loss	(3,959)	(3,955)	(7,002)	(8,141)
Other income (expense)
Interest expense	(858)	(1,774)	(2,402)	(3,960)
Finance cost related to obligations to issue common stock	(1,050)	—	(4,626)	—
Loss on investment	—	(6,952)	—	(26,008)
Other gain, net	(7)	152	(6)	151
Total other expense, net	(1,915)	(8,574)	(7,034)	(29,817)
Net loss	$(5,874)	$(12,529)	$(14,036)	$(37,958)
Other comprehensive income
Foreign currency translation adjustments	(227)	(424)	(545)	(422)
Comprehensive loss	$(6,101)	$(12,953)	$(14,581)	$(38,380)

Weighted-average shares outstanding, basic and diluted	14,132,862	10,515,777	13,819,643	10,515,777

Net loss per share, basic and diluted	$(0.42)	$(1.19)	$(1.02)	$(3.61)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except number of shares)

	Three Months Ended June 30, 2023
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2023	13,633,992	$14	$372,071	$(1,177)	$(396,685)	(25,777)
Net loss	—	—	—	—	(5,874)	(5,874)
Share-based compensation	—	—	12	—	—	12
Common stock issued pursuant to agreements with Ionic (Note 11)	2,978,274	3	3,434	—	—	3,437
Foreign currency translation	—	—	—	(227)	—	(227)
Balance at June 30, 2023	16,612,266	$17	$375,517	$(1,404)	$(402,559)	$(28,429)

	Three Months Ended June 30, 2022
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2022	10,515,777	$11	$364,847	$(268)	$(358,469)	$6,121
Net loss	—	—	—	—	(12,529)	(12,529)
Share-based compensation	—	—	510	—	—	510
Foreign currency translation	—	—	—	(424)	—	(424)
Balance at June 30, 2022	10,515,777	$11	$365,357	$(692)	$(370,998)	$(6,322)

	Six Months Ended June 30, 2023
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2022	11,539,564	$12	$368,945	$(859)	$(388,523)	$(20,425)
Net loss	—	—	—	—	(14,036)	(14,036)
Share-based compensation	—	—	156	—	—	156
Common stock issued pursuant to agreements with Ionic (Note 11)	5,072,702	5	6,416	—	—	6,421
Foreign currency translation	—	—	—	(545)	—	(545)
Balance at June 30, 2023	16,612,266	$17	$375,517	$(1,404)	$(402,559)	$(28,429)

	Six Months Ended June 30, 2022
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	10,515,777	$11	$364,333	$(270)	$(333,040)	$31,034
Net loss	—	—	—	—	(37,958)	(37,958)
Share-based compensation	—	—	1,024	—	—	1,024
Foreign currency translation	—	—	—	(422)	—	(422)
Balance at June 30, 2022	10,515,777	$11	$365,357	$(692)	$(370,998)	$(6,322)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,036)	$(37,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairments	71	78
Share-based compensation	153	759
Amortization of debt issuance costs and discount	—	1,870
Cost of extending note payable	750	—
Finance cost related to obligations to issue common stock	4,626	—
Accrued interest included in note payable	1,139	—
Loss on investment	—	26,008
Impairment of long-lived assets	392	—
Provision for doubtful accounts	138	—
Other	36	(25)
Changes in operating assets and liabilities:
Accounts receivable	(957)	221
Inventory	(42)	(146)
Deferred cost of revenue	1,865	(4,474)
Prepaid expense and other assets	13	3,873
Operating lease assets	(607)	5
Accounts payable, accrued expense and other liabilities	745	(1,169)
Contract liability	145	(142)
Operating lease liabilities	342	18
Net cash used in operating activities	(5,227)	(11,082)
Cash flows from investing activities:
Proceeds from sale of investment	—	3,809
Purchases of property, equipment and software	(6)	(166)
Payment of amounts capitalized to software in progress	—	(999)
Net cash provided by (used in) investing activities	(6)	2,644
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	—
Proceeds from obligations to issue common stock - ELOC	3,000	—
Proceeds from obligations to issue common stock - Debentures	2,500	—
Advances from related parties	697	1,517
Repayments of advances from related parties	(792)	—
Repayments of debt	(16)	(6,203)
Net cash provided by (used in) financing activities	5,389	(4,686)
Net change in cash	156	(13,124)
Cash:
Beginning of period	52	14,187
End of period	$208	$1,063

Supplemental cash flow information:
Cash paid for interest	$988	$2,147

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2023 and 2022

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and its subsidiaries (“Remark”, “we”, “us”, or “our”) constitute a diversified global technology business with leading artificial intelligence (“AI”) and data-analytics solutions. The common stock of Remark Holdings, Inc. is listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol MARK.

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

Corporate Structure

We are a holding company incorporated in Delaware and not a Chinese operating company. As a holding company, we conduct most of our operations through our subsidiaries, each of which is wholly owned. Until September 2022, we had historically conducted a significant part of our operations through contractual arrangements between our wholly-foreign-owned enterprise (“WFOE”) and certain variable interest entities (“VIEs”) based in China to address challenges resulting from laws, policies and practices that may disfavor foreign-owned entities that operate within industries deemed sensitive by the Chinese government. We were the primary beneficiary of the VIEs because the contractual arrangements governing the relationship between the VIEs and our WFOE, which included an exclusive call option agreement, exclusive business cooperation agreement, a proxy agreement and an equity pledge agreement, enabled us to (i) exercise effective control over the VIEs, (ii) receive substantially all of the economic benefits of the VIEs, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIEs to the extent permitted by Chinese laws. Because we were the primary beneficiary of the VIEs, we consolidated the financial results of the VIEs in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”).

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

COVID-19

Our consolidated financial statements for the six months ended June 30, 2023 continued to show the negative impact that the COVID-19 pandemic has had on our business. Preventative measures related to COVID-19 outbreaks may continue to adversely affect our business and financial results, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. The COVID-19 pandemic caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Though the most restrictive preventative measures have been eased in China, city-wide lockdowns, travel restrictions, closures of non-essential businesses and other quarantine measures could be reinstituted at any time. Recovering from the effects of the preventative measures in China that resulted from the Chinese government’s Zero-COVID policy and that significantly limited the operational capabilities of our China-based subsidiaries has taken some time as we and our customers and partners work to ramp up business again. Many cities across large swaths of China, including economically significant regions such as Shanghai, as recently as the end of 2022 were fully or partially locked down for weeks or even months. Such lockdowns have had a material adverse impact on our business, including on the collection of our accounts receivable and our ability to complete projects in China to generate revenue, and may continue to adversely impact our business until customers and potential customers believe they can operate and expand their businesses without fear of lockdowns or other severely restrictive preventative measures.

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

Going Concern

During the six months ended June 30, 2023, and in each fiscal year since our inception, we have incurred operating losses which have resulted in a stockholders’ deficit of $28.4 million as of June 30, 2023. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $5.2 million during the six months ended June 30, 2023. As of June 30, 2023, our cash balance was $0.2 million. Also, we did not make a required repayment of the outstanding loans under the New Mudrick Loan Agreement when due (see Note 10 for more information).

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to September 30, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2023, with the audited Consolidated Balance Sheet amounts as of December 31, 2022 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of June 30, 2023, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You

Table of Contents	9	Financial Statement Index

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

We maintain cash balances in United States dollars (“USD”), British pounds (“GBP”), RMB and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	June 30, 2023	December 31, 2022
Cash denominated in:
USD	$79	$11
RMB	122	19
GBP	5	17
HKD	2	5
Total cash	$208	$52

We maintain substantially all of our USD-denominated cash at a U.S. financial institution where the balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of June 30, 2023, we do not believe we have any significant concentrations of credit risk. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further develop our business in China could exceed original estimates.

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

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2023	2022
Exchange rates at June 30th:
GBP:USD	1.266	1.215
RMB:USD	0.138	0.149
HKD:USD	0.128	0.127

Average exchange rate during the six months ended June 30th:
RMB:USD	0.143	0.149
GBP:USD	1.252	1.232

Table of Contents	11	Financial Statement Index

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

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated sales forecasts. At June 30, 2023 and December 31, 2022, reserve for inventory was $2.2 million and $2.2 million, respectively.

Refundable Tax Credits

We charge the cost of our research and development efforts to operations as incurred. Our subsidiary in the United Kingdom is entitled to receive certain government assistance in the form of refundable research and development tax credits from taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are not dependent on our ongoing tax status or tax position and accordingly are not considered part of income taxes. We record refundable tax credits as a reduction of technology and development expense when we can reasonably estimate the amount and it is more likely than not that such amount will be received. During the six months ended June 30, 2023, we recorded a tax credit of approximately $0.5 million.

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

For the three and six months ended June 30, 2023 and 2022, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive.

Securities which may have affected the calculation of diluted earnings per share for the three and six months ended June 30, 2023 if their effect had been dilutive include 1,623,346 total outstanding stock options, 1,011,441 outstanding warrants to purchase common stock, as well as an estimated 5,711,148 issuable to Ionic Ventures, LLC (“Ionic”) in relation to our transactions with Ionic (see Note 11).

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

NOTE 3. CONCENTRATION OF RISK

Revenue and Accounts Receivable

The disaggregation of revenue tables in Note 4 demonstrate the concentration in our revenue from certain products and the geographic concentration of our business. We also have a concentration in the volume of business we transacted with customers, as during the six months ended June 30, 2023, three of our customers represented about 40%, 35% and 11% of our revenue, respectively, while during six months ended June 30, 2022, two customers represented about 51% and 32%, respectively, of our revenue. At June 30, 2023, accounts receivable from four of our customers represented about 15%, 13%, 12% and 10%, respectively, of our gross accounts receivable, while at December 31, 2022, accounts receivable from our three largest customers represented about 23%, 16% and 10%, respectively, of our gross accounts receivable.

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

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by category of products and services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
AI-based products and services, including amounts from China Business Partner in 2023 (See Note 15)	$3,105	$2,472	$3,826	$7,018
Other	62	86	167	207
Revenue	$3,167	$2,558	$3,993	$7,225

The following table presents a disaggregation of our revenue by country (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
China	$3,097	$2,472	$3,840	$7,018
United States	70	86	153	207
Revenue	$3,167	$2,558	$3,993	$7,225

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the six months ended June 30, 2023, our contract liability changed only as a result of routine business activity.

During the six months ended June 30, 2023 and 2022, the amount of revenue we recognized that was included in the beginning balance of Contract liability was not material.

During the six months ended June 30, 2023 and 2022, we did not recognize revenue from performance obligations that were satisfied in previous periods.

Table of Contents	15	Financial Statement Index

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	June 30, 2023	December 31, 2022
Gross accounts receivable balance	$7,526	$7,213
Allowance for bad debt	(4,081)	(4,122)
Accounts receivable, net	$3,445	$3,091

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our China AI projects at June 30, 2023 and December 31, 2022; including approximately $0.7 million and $1.1 million, respectively, of trade receivables from projects related to work with our China Business Partner (see Note 15 for more information regarding our China Business Partner and related accounting); represented essentially all our gross trade receivables in each such period. Despite the longer collection timelines normally observed with Chinese entities, we have noted that the COVID-19 related lockdowns that persisted in China for most of 2022 have caused further delay in our ability to collect all balances due from some of our customers in China. As a result of our inability to assure collection of all amounts due from such customers within a short period of time, we recorded a reserve for bad debt of approximately $2.8 million as of December 31, 2022 for all accounts receivable from China customers that were more than one year past due. The additional reserve for bad debt we recorded during 2023 was not material.

NOTE 6. DEFERRED COST OF REVENUE

Deferred cost of revenue as of June 30, 2023 and December 31, 2022 of $5.6 million and $7.5 million, respectively, represent amounts we have paid in advance to vendors who provide services to us in relation to various projects in China. Specifically, the deferred cost of revenue balance as of June 30, 2023, a large percentage of which was related to project installations we expected would be provided to us through our China Business Partner (described in more detail in Note 15), was paid almost entirely to a single vendor which will be visiting numerous sites across various regions of China to install our software solutions and/or hardware for our customers and perform other services for us pursuant to our customers’ requirements. Because most of the projects for which we have engaged the vendor require purchases of hardware, equipment and/or supplies in advance of site visits, we made the prepayments during 2022 in anticipation of several large batches of project installations. However, the lengthy COVID-19 related lockdowns that occurred in various regions in China prevented us and the vendor from being able to complete as many projects as we originally expected and caused our customers to delay installations. Given that the delays were related to the COVID-19 lockdowns that had ended by December 31, 2022 and were not a result of the vendor’s inability to either perform the services or refund of the amounts we advanced, we believe the balance as of June 30, 2023 will be fully recovered. We did not make any additional payments in 2023 to the vendor assisting us with installations related to projects provided to us through our China Business Partner, and we were able to complete installations that reduced the deferred cost of revenue balance associated with that vendor which caused the net decrease in deferred cost of revenue.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	June 30, 2023	December 31, 2022
Other receivables	10	23
Prepaid expense	602	1,144
Deposits	245	201
Other current assets	7	6
Total	$864	$1,374

During the three months ended June 30, 2023, we recorded an impairment of approximately $0.2 million related to certain prepaid expense amounts which were deemed unrecoverable.

Table of Contents	16	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	June 30, 2023	December 31, 2022
Vehicles	3	$153	153
Computers and equipment	3	1,170	$1,170
Furniture and fixtures	3	42	42
Software	3	5,064	5,160
Leasehold improvements	3	206	204
Software development in progress		997	1,199
Total property, equipment and software		$7,632	$7,928
Less accumulated depreciation		(6,210)	(6,229)
Total property, equipment and software, net		$1,422	$1,699

For the six months ended June 30, 2023 and 2022, depreciation (and amortization of software) expense was de minimis.

During the three months ended June 30, 2023, we determined that certain costs that we had capitalized to software development in progress would no longer be recoverable and we recorded an impairment of approximately $0.2 million.

NOTE 9. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and benefit-related expense	$2,542	$1,448
Accrued interest	279	769
Other accrued expense	2,750	2,393
Other payables	2,031	2,234
Operating lease liability - current	409	138
China Cash Bonuses (see Note 15)	29	32
Other current liabilities	149	208
Total	$8,189	$7,222

Table of Contents	17	Financial Statement Index

NOTE 10. NOTES PAYABLE (IN DEFAULT)

The following table presents our notes payable (in thousands) as of:

	June 30, 2023	December 31, 2022
Principal balance of New Mudrick Notes (June 30, 2023) and Original Mudrick Loans (December 31, 2022)	$16,307	$14,418
Other notes payable	173	189
Notes payable, net of unamortized discount and debt issuance cost	$16,480	$14,607

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

To secure the payment and performance of the obligations under the Original Mudrick Loan Agreements and the New Mudrick Loan Agreement, we, together with certain of our subsidiaries (the “Guarantors”), have granted to TMI Trust Company, as the collateral agent for the benefit of Mudrick, a first priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions.

Table of Contents	18	Financial Statement Index

We did not make a required repayment of the outstanding loans under the New Mudrick Loan Agreement by June 30, 2023, which constitutes an event of default for which we have not received a waiver as of the date of this Form 10-Q. While we are actively engaged in discussions with Mudrick regarding a resolution of the event of default, we cannot provide any assurance that we will be successful in obtaining a waiver or that Mudrick will continue to forebear from taking any enforcement actions against us.

Other Notes Payable

The Other notes payable in the table above represent individually immaterial notes payable issued for the purchase of operating assets. Such notes payable bear interest at a weighted-average interest rate of approximately 6.2% and have a weighted-average remaining term of approximately 4.5 years.

NOTE 11. TRANSACTIONS WITH IONIC

Convertible Debentures

On October 6, 2022, we entered into a debenture purchase agreement (the “2022 Debenture Purchase Agreement”) and a purchase agreement (the “ELOC Purchase Agreement”) with Ionic. Pursuant to the 2022 Debenture Purchase Agreement, we issued a convertible subordinated debenture in the original principal amount of approximately $2.8 million (the “2022 Debenture”) to Ionic for a purchase price of $2.5 million. The 2022 Debenture automatically converted into shares of our common stock (the “2022 Debenture Settlement Shares”) on November 17, 2022 upon the effectiveness of a registration statement we filed pursuant to a registration rights agreement we entered into with Ionic. Upon issuance of the 2022 Debenture, we initially estimated the obligation to issue common stock at approximately $3.6 million. As of December 31, 2022, we estimated such obligation to have a fair value of $1.9 million, representing an additional 1,720,349 shares to be issued pursuant to the 2022 Debenture. When the measurement period for determining the conversion price of the 2022 Debenture was completed, we determined that the final number of 2022 Debenture Settlement Shares would be 3,129,668. As of June 30, 2023, we have issued all such 2022 Debenture Settlement Shares (inclusive of 898,854 shares that were issued during 2022).

On March 14, 2023, we entered into a new debenture purchase agreement (the “2023 Debenture Purchase Agreement”) with Ionic pursuant to which we authorized the issuance and sale of two convertible subordinated debentures in the aggregate principal amount of approximately $2.8 million for an aggregate purchase price of $2.5 million. The first debenture is in the original principal amount of approximately $1.7 million for a purchase price of $1.5 million (the “First 2023 Debenture”), which was issued on March 14, 2023, and the second debenture is in the original principal amount of approximately $1.1 million for a purchase price of $1.0 million (the “Second 2023 Debenture” and collectively with the First Debenture, the “2023 Debentures”), which was issued on April 12, 2023. Upon issuance of the First 2023 Debenture and the Second 2023 Debenture, we initially estimated the obligations to issue common stock at approximately $2.5 million and $1.7 million, respectively. As of June 30, 2023, we estimated that an aggregate total of 4,432,980 shares would be issued upon conversion of the 2023 Debentures, representing obligations with an aggregate fair value of $4.3 million.

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

Table of Contents	19	Financial Statement Index

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

Concurrently with entering into the 2023 Debenture Purchase Agreement, we also entered into a registration rights agreement with Ionic (the “2023 Registration Rights Agreement”), in which we agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, the resale of the shares of our common stock issuable upon conversion of the 2023 Debentures and the shares of common stock that may be issued to Ionic if we fail to comply with our obligations in the 2023 Registration Rights Agreement. The 2023 Registration Rights Agreement required that we file, within 15 calendar days after we filed our 2022 Form 10-K, a resale registration statement and use commercially reasonable efforts to have such resale registration statement declared effective by the SEC on or before the earlier of (i) 90 days after signing of the 2023 Registration Rights Agreement (or 120 days if such registration statement was subject to full review by the SEC) and (ii) the 2nd business day after we were notified we would not be subject to further SEC review. If we failed to file or have the resale registration statement declared effective by the specified deadlines, then in each instance, we would be required to issue to Ionic 150,000 shares of our common stock within two trading days after such failure, and with respect to the Conversion Shares, we would additionally pay in cash, as liquidated damages, an amount equal to 2% of the amount then currently outstanding under the 2023 Debentures for failure to file and have the Resale Registration Statement declared effective by the same deadlines set forth above for each 30-day period after each such failure. The Resale Registration Statement was filed on June 16, 2023 and declared effective on June 26, 2023. Because we did not meet the filing and effectiveness deadlines specified in the agreement, as of June 30, 2023, we had an obligation to issue 300,000 of our common stock shares to Ionic, representing a liability of approximately $0.3 million.

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

Table of Contents	20	Financial Statement Index

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

As partial consideration for the waiver to allow for the $0.5 million purchase by Ionic, we agreed to issue to Ionic that number of shares (the “Letter Agreement Shares”) equal to the difference between (x) the variable conversion price in the 2022 Debenture, and (y) the calculation achieved as a result of the following formula: 80% (or 70% if our common stock is not then trading on Nasdaq) of the lowest VWAP starting on the trading day immediately following the receipt of pre-settlement conversion shares following the date on which the 2022 Debenture automatically converts or other relevant date of determination and ending the later of (a) 10 consecutive trading days after (and not including) the Automatic Conversion Date (as defined in the ELOC Agreement) or such other relevant date of determination and (b) the trading day immediately after shares of our common stock in the aggregate amount of at least $13.9 million shall have traded on Nasdaq. As of March 31, 2023, we estimated the obligation to issue the Letter Agreement Shares at approximately $0.2 million. As of June 30, 2023, we had issued all the 200,715 the Letter Agreement Shares.

In January 2023 and June 2023, Ionic advanced to us $1.0 million (the “January ELOC Advance”) and $2.0 million (the “June ELOC Advance” and, along with the January ELOC Advance, the “ELOC Advances”) pursuant to the ELOC Agreement, as amended. As of March 31, 2023, we estimated the obligation to issue our common stock to Ionic related to the January ELOC Advance at approximately $1.5 million. As of June 30, 2023, we had issued all the shares of our common stock related to the January ELOC Advance, but we were still obligated to issue an estimated 978,168 shares of our common stock related to the June ELOC Advance, representing an obligation with a fair value of approximately $1.0 million.

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

Table of Contents	21	Financial Statement Index

	2022 Debenture	2023 Debentures	Filing & Effectiveness Default	Letter Agreement	ELOC Advances	Total
Obligations to Issue Common Stock
Balance at December 31, 2022	$1,892	$—	$—	$—	$—	$1,892
Establishment of new obligation to issue shares	—	4,109	332	249	3,984	8,674
Issuance of Shares	(3,138)	—	—	(227)	(3,056)	(6,421)
Change in measurement of liability	1,246	235	(38)	(22)	31	1,452
Balance at June 30, 2023	$—	$4,344	$294	$—	$959	$5,597

Estimated Number of Shares Issuable
Balance at December 31, 2022	1,720,349	—	—	—	—	1,720,349
Establishment of new obligation to issue shares	—	3,669,228	300,000	200,715	3,143,607	7,313,550
Issuance of Shares	(2,230,814)	—	—	(200,715)	(2,641,173)	(5,072,702)
Change in estimated number of shares issuable	510,465	763,752	—	—	475,734	1,749,951
Balance at June 30, 2023	—	4,432,980	300,000	—	978,168	5,711,148

The following table shows the composition of finance cost associated with our obligations to issue common stock (dollars in thousands):

	2022 Debenture	2023 Debentures	Filing & Effectiveness Default	Letter Agreement	ELOC Advances	Total
Initial obligation in excess of purchase price	$—	$1,609	$332	$249	$984	$3,174
Change in measurement of liability	1,246	235	(38)	(22)	31	1,452
Total	$1,246	$1,844	$294	$227	$1,015	$4,626

NOTE 12. COMMITMENTS AND CONTINGENCIES

At June 30, 2023, we had no material commitments outside the normal course of business.

Contingencies

As of June 30, 2023, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

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

Table of Contents	22	Financial Statement Index

satisfy our obligation to timely obtain effectiveness, we would incur a penalty of as much as $1.0 million. The registration statement to register the resale of the Armistice Registrable Securities was declared effective on October 31, 2022. We had accrued the maximum penalty and, as of December 31, 2022, paid $0.2 million of such amount, resulting in an unpaid amount of $0.8 million included in other accrued expense as of June 30, 2023.

NOTE 13. STOCKHOLDERS' EQUITY (DEFICIT)

Warrants

The following table summarizes information related to our equity-classified stock warrant issuances as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	1,011,441	$40.10	3.7	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at June 30, 2023	1,011,441	$40.10	3.2	$—

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

Table of Contents	23	Financial Statement Index

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	1,626,631	$30.31	5.5	$1
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(3,285)	12.50
Outstanding at June 30, 2023	1,623,346	$46.75	5.0	$—

Exercisable at December 31, 2022	1,549,681	31.41	5.3	$1
Exercisable at June 30, 2023	1,594,299	30.79	4.9	$—

The following table summarizes activity related to our liability-classified China Cash Bonuses as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	71,450	$35.99	6.1	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at June 30, 2023	71,450	$35.99	5.7	$—

Exercisable at December 31, 2022	68,450	36.97	6.1	$—
Exercisable at June 30, 2023	71,450	35.99	5.7	$—

The following table presents the change in the liability associated with our China Cash Bonuses included in Accrued expense and other current liabilities (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2023	2022
Balance at beginning of period	$32	$439
Share-based compensation expense related to China Cash Bonuses	(3)	(407)
Balance at end of period	$29	$32

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

Table of Contents	24	Financial Statement Index

	Six Months Ended June 30,
	2023	2022
Stock options	$156	$1,024
China Cash Bonuses	(3)	(265)
Total	$153	$759

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

The following table presents information regarding unrecognized share-based compensation cost associated with stock options and China Cash Bonuses:

June 30, 2023
Unrecognized share-based compensation cost for non-vested awards (in thousands):
Stock options	42
China Cash Bonuses	—
Weighted-average years over which unrecognized share-based compensation expense will be recognized:
Stock options	1.6
China Cash Bonuses	0

NOTE 14. RELATED PARTY TRANSACTIONS

As of June 30, 2023, we owed approximately $1.1 million to members of management representing various operating expense payments made on our behalf.

NOTE 15. CHINA BUSINESS PARTNER

We interact with an unrelated entity (the “China Business Partner”) in more than one capacity. Firstly, since 2020, we have been working with the China Business Partner to earn revenue by obtaining business from some of the largest companies in China. Secondly, our artificial intelligence business in the U.S. has purchased substantially all of its inventory from a subsidiary of the China Business Partner which manufactures certain equipment to our specifications; though, during the six months ended June 30, 2023, we did not make any such purchases. In addition, a member of our senior leadership team maintains a role in the senior management structure of the China Business Partner.

During the six months ended June 30, 2023 and 2022, we recognized approximately $0.1 million and $3.4 million, respectively, of revenue from the relationship with the China Business Partner. At June 30, 2023 and December 31, 2022, in addition to the outstanding accounts receivable balances from the China Business Partner described in Note 5, we had outstanding accounts payable to the China Business Partner of $0.7 million and $0.7 million, respectively.

NOTE 16. SUBSEQUENT EVENTS

Ionic Agreement Amendment

On July 12, 2023, we and Ionic entered into a letter agreement (the “July 2023 Letter Agreement”) which amends the Purchase Agreement, dated as of October 6, 2022, by and between Remark and Ionic, and as previously amended on January 5, 2023 (the “ELOC Purchase Agreement”).

Table of Contents	25	Financial Statement Index

Under the July 2023 Letter Agreement, the parties agreed, among other things, to (i) allow Remark to deliver one or more irrevocable written notices (“Exemption Purchase Notices”) to Ionic in a total aggregate amount not to exceed $20.0 million, which total aggregate amount shall be reduced by the aggregate amount of previous Exemption Purchase Notices, (ii) amend the per share purchase price for purchases under an Exemption Purchase Notice to 80% of the average of the two lowest daily volume-weighted average prices (“VWAPs”) over a specified measurement period, (iii) amend the definition of the specified measurement period to stipulate that, for purposes of calculating the final purchase price, such measurement period begins the trading day after Ionic pays Remark the amount requested in the purchase notice, while the calculation of the dollar volume of Remark common stock traded on the principal market to determine the length of the measurement period shall begin on the trading day after the previous measurement period ends, and iv) that any additional Exemption Purchase Notices that are not in accordance with the terms and provisions of the Purchase Agreement shall be subject to Ionic’s approval.

Ionic Transactions

On each of July 13, 2023 and August 10, 2023, Ionic advanced to us $1.5 million pursuant to the ELOC Agreement, as amended.

During July 2023, we issued 300,000 shares to Ionic in final settlement of our obligation to issue shares for the filing and effectiveness defaults related to the 2023 Registration Rights Agreement and 1,288,334 shares to Ionic in final settlement of our obligations related to the June ELOC Advance. Also during July 2023, we issued 97,000 shares to Ionic in partial settlement of our obligation to issue shares related to the 2023 Debentures.

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

In accordance with Nasdaq Listing Rule 5810(c)(2)(A), on June 12, 2023 we submitted a plan to regain compliance with the Continued Listing Standards to the Nasdaq Listing Qualifications Department. On July 24, 2023, the Nasdaq Listing Qualifications Department notified us that it was granting us until October 24, 2023 (the “Extension Period”) to file a report with the SEC and Nasdaq stating that we have successfully executed our plan to regain compliance with the Continued Listing Standards and that we did in fact regain such compliance. If we are not able to regain compliance with the Continued Listing Standards by October 24, 2023, or if we do regain such compliance but are subsequently unable to demonstrate compliance with the Continued Listing Standards in our annual report on Form 10-K for the year ended December 31, 2023, we may be subject to delisting.

Our common stock will continue to be listed and traded on Nasdaq during the Extension Period, subject to our compliance with the other continued listing requirements of Nasdaq.

Table of Contents	26	Financial Statement Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2023 in conjunction with our condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Form 10-Q. Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this Form 10-Q.

OVERVIEW

We are a diversified global technology business with leading AI and data-analytics, as well as a portfolio of digital media properties.

OUR BUSINESS

Corporate Structure

We are a holding company incorporated in Delaware and not a Chinese operating company. As a holding company, we conduct most of our operations through our subsidiaries, each of which is wholly owned. Until September 2022, we had historically conducted a significant part of our operations through contractual arrangements between our WFOE and certain VIEs based in China to address challenges resulting from laws, policies and practices that may disfavor foreign-owned entities that operate within industries deemed sensitive by the Chinese government. We were the primary beneficiary of the VIEs because the contractual arrangements governing the relationship between the VIEs and our WFOE, which included an exclusive call option agreement, exclusive business cooperation agreement, a proxy agreement and an equity pledge agreement, enabled us to (i) exercise effective control over the VIEs, (ii) receive substantially all of the economic benefits of the VIEs, and (iii) have an exclusive call option to purchase, at any time, all or part of the equity interests in and/or assets of the VIEs to the extent permitted by Chinese laws. Because we were the primary beneficiary of the VIEs, we consolidated the financial results of the VIEs in our consolidated financial statements in accordance with GAAP.

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

Overall Business Outlook

The innovative AI and data analytics solutions we sell continue to gain worldwide awareness and recognition through media exposure, comparative testing, product demonstrations and word of mouth resulting from positive customer experiences. We intend to expand our business not only in the Asia-Pacific region, where we believe there still are fast-growth AI market opportunities for our solutions, but also in the United States, and Europe, where we see a tremendous number of requests for AI products and solutions in the workplace and public safety markets. We are also seeing demand from South America, were we intend to also pursue opportunities. However, the COVID-19 pandemic may also present challenges to our business, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. We continue to pursue large business opportunities, but anticipating when, or if, we can close these opportunities is difficult. In addition, we may face a large number of well-known competitors which would make deploying our software solutions in the market segments we have identified difficult.

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

Business Developments During 2023

China’s response to the COVID-19 pandemic, known as the Zero-COVID policy, included lockdowns and/or other severe restrictions on business and daily life in China, which made it difficult for us to interact with our clients and vendors through at least December 2022. Such preventative measures have had lingering effects which made it difficult for us to complete many projects in China during the first quarter of 2023. Our customers are only slowly beginning to make the decisions to restart stalled projects or begin new ones. As we expected, we were able to complete more projects in the second quarter of 2023 than in the first quarter of 2023, but we still lagged behind the pace of completions during the six months ending June 30, 2022. The majority of our completed work was related to a large telecommunications provider in China. We expect to continue steadily completing projects in China through the remainder of 2023 as our customers continue to restart projects that were placed on hold during the Zero-COVID policy and initiate new projects that had been on the drawing board when the Zero-COVID policy preventative measures went into effect early 2022.

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

The following table presents our revenue categories as a percentage of total consolidated revenue during the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
AI-based products and services	98%	97%	96%	97%
Advertising and other	2%	3%	4%	3%

CRITICAL ACCOUNTING ESTIMATES

During the three months ended June 30, 2023, we made no material changes to our critical accounting estimates as we disclosed them in Part II, Item 7 of our 2022 Form 10-K.

RESULTS OF OPERATIONS

The following tables summarize our operating results for the six months ended June 30, 2023, and the discussion following the table explains material changes in such operating results compared to the six months ended June 30, 2022.

(dollars in thousands)	Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Revenue, including amounts from China Business Partner	$3,167	$2,558	$609	24%

Cost of revenue	2,511	1,847	664	36%
Sales and marketing	387	188	199	106%
Technology and development	567	508	59	12%
General and administrative	3,244	3,933	(689)	(18)%
Depreciation and amortization	25	37	(12)	(32)%
Impairments	392	—	392
Total cost and expense	7,126	6,513

Interest expense	(858)	(1,774)	916	(52)%
Finance cost related to obligations to issue common stock	(1,050)	—	(1,050)
Loss on investment	—	(6,952)	6,952	(100)%
Other gain (loss), net	(7)	152	(159)	(105)%
Net loss	(5,874)	(12,529)	6,655	(53)%

Table of Contents	32	Financial Statement Index

(dollars in thousands)	Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Revenue, including amounts from China Business Partner	$3,993	$7,225	$(3,232)	(45)%

Cost of revenue	2,966	6,117	(3,151)	(52)%
Sales and marketing	753	336	417	124%
Technology and development	736	963	(227)	(24)%
General and administrative	6,077	7,872	(1,795)	(23)%
Depreciation and amortization	71	78	(7)	(9)%
Impairments	392	—	392
Total cost and expense	10,995	15,366

Interest expense	(2,402)	(3,960)	1,558	(39)%
Finance cost related to obligations to issue common stock	(4,626)	—	(4,626)
Loss on investment	—	(26,008)	26,008	(100)%
Other gain (loss), net	(6)	151	(157)	(104)%
Net loss	(14,036)	(37,958)	23,922	(63)%

Revenue and Cost of Revenue. During the three months ended June 30, 2023, we were able to complete more projects in China as business and economic recovery efforts continue after China lifted most of its onerous COVID-19 related restrictions at the end of 2022. Our efforts allowed us to somewhat outpace our performance in the same period of the prior year, which period included projects associated with our work with an unrelated entity (our China Business Partner).

During the six months ended June 30, 2023, we were unable to complete as many projects in China as we did in the same period of the prior year, primarily due to the slow and methodical business and economic recovery efforts that are ongoing after China lifted most of its onerous COVID-19 related restrictions at the end of 2022.

Cost of revenue during the three and six months ended June 30, 2023 increased and decreased, respectively, in conjunction with the changes in revenue described above.

Sales and marketing. The addition in late 2022 of three new personnel, including two executive positions, on our sales team caused an increase of $0.3 million in payroll and related expense during the six months ended June 30, 2023.

General and administrative. During the three months ended June 30, 2023, we experienced a decrease of approximately $0.4 million in certain expenses related to business development, including short-term work space rentals. Also, our share-based compensation expense decreased by $0.5 million due to a large batch of stock options with a grant date of July 8, 2021 becoming fully expensed in January 2023, in comparison to having three months of expense recognition during the three months ended June 30, 2022.

During the six months ended June 30, 2023, we experienced a decrease of approximately $1.0 million in certain expenses related to business development, including short-term work space rentals. Our share-based compensation expense decreased by $0.8 million due to a large batch of stock options with a grant date of July 8, 2021 becoming fully expensed in January 2023, in comparison to having a full six months of expense recognition during the six months ended June 30, 2022.

Impairments. During the three months ended June 30, 2023, we determined that certain costs that we had capitalized to software development in progress would no longer be recoverable and we recorded an impairment of approximately

Table of Contents	33

$0.2 million. Also, we recorded an impairment of approximately $0.2 million related to certain prepaid expense amounts which were deemed unrecoverable

Interest expense. We executed the Original Mudrick Loan Agreements in December 2021, pursuant to which we obtained the Original Mudrick Loans in the aggregate principal amount of $30.0 million. During the six months ended June 30, 2022, we recorded in interest expense approximately $2.2 million of amortization of debt discount and debt issuance cost related to the Original Mudrick Loans, but did not have any such amortization during the six months ended June 30, 2023 because the debt discount and debt issuance cost were fully amortized during 2022. Interest expense also decreased because significantly less debt principal was outstanding on the Original Mudrick Loans during the three and six months ended June 30, 2023 than during the same period of the prior year, even though the interest rate had increased from 16.5% to 20.5%. Partially offsetting the decreases in interest expense was the amendment and extension fee of approximately $0.8 million we recorded in relation to our entry on March 14, 2023 into the New Mudrick Loan Agreement described, along with the Original Mudrick Loan Agreements, in Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

Finance Cost Related to Obligations to Issue Common Stock. The finance cost during the three and six months ended June 30, 2023 resulted from the establishment and remeasurement of obligations to issue our common stock that we incurred in relation to our transactions with Ionic pursuant to the 2022 Debenture Purchase Agreement, the 2023 Debenture Purchase Agreement, the Letter Agreement and the ELOC Purchase Agreement, each of which is described in Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q, that we entered into on October 6, 2022, March 14, 2023, January 5, 2023 and October 6, 2022, respectively. We had no similar transaction during the three and six months ended March 31, 2022.

Loss on investment. On July 1, 2021, as the result of a business combination involving a U.S.-based venture, Sharecare, Inc. (“Legacy Sharecare”) and Falcon Capital Acquisition Corp., a special purpose acquisition company, the common stock of the surviving entity of such business combination (“New Sharecare”) became listed on the Nasdaq Stock Market LLC and our equity in Legacy Sharecare converted into cash and shares of publicly traded common stock of New Sharecare. As a result of the common stock of New Sharecare being traded on a national securities exchange, we were able to remeasure our investment at fair value. Since July 1, 2021, the value of the New Sharecare stock steadily declined, which caused the losses on investment during the three and six months ended June 30, 2022. On July 11, 2022, we delivered our remaining 6,250,000 shares of New Sharecare to our lender at their request and, as a result, we did not maintain investments during the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the six months ended June 30, 2023, and in each fiscal year since our inception, we have incurred net losses which have resulted in a stockholders’ deficit of $28.4 million as of June 30, 2023. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $5.2 million during the six months ended June 30, 2023. As of June 30, 2023, our cash balance was $0.2 million. Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to, and management has concluded that there is, substantial doubt regarding our ability to continue as a going concern.

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

Table of Contents	34

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

As of the date of this Form 10-Q, the principal amount outstanding, together with interest on the unpaid principal balance of the New Mudrick Notes, is $16.6 million.

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

Table of Contents	35

original principal amount of approximately $1.1 million for a purchase price of $1.0 million, which was issued on April 12, 2023.

On July 12, 2023, we and Ionic entered into the July 2023 Letter Agreement which amends the ELOC Purchase Agreement as previously amended on January 5, 2023.

Under the July 2023 Letter Agreement, the parties agreed, among other things, to (i) allow Remark to deliver one or more irrevocable written notices (“Exemption Purchase Notices”) to Ionic in a total aggregate amount not to exceed $20.0 million, which total aggregate amount shall be reduced by the aggregate amount of previous Exemption Purchase Notices, (ii) amend the per share purchase price for purchases under an Exemption Purchase Notice to 80% of the average of the two lowest daily volume-weighted average prices (“VWAPs”) over a specified measurement period, (iii) amend the definition of the specified measurement period to stipulate that, for purposes of calculating the final purchase price, such measurement period begins the trading day after Ionic pays Remark the amount requested in the purchase notice, while the calculation of the dollar volume of Remark common stock traded on the principal market to determine the length of the measurement period shall begin on the trading day after the previous measurement period ends, and iv) that any additional Exemption Purchase Notices that are not in accordance with the terms and provisions of the Purchase Agreement shall be subject to Ionic’s approval.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to September 30, 2023.

Cash Flows - Operating Activities

During the six months ended June 30, 2023, we used $5.9 million less cash in operating activities than we did during the same period of the prior year. The decrease in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

Table of Contents	36

Investing activities during the six months ended June 30, 2023 were de minimis, while the same period during 2022 provided $3.8 million in proceeds from the sale of a portion of our marketable securities.

Cash Flows - Financing Activities

During the six months ended June 30, 2023, we received $2.5 million from Ionic in exchange for the issuance of convertible debentures, and Ionic also advanced us an aggregate of $3.0 million under the ELOC Purchase Agreement for which we issued 2,641,173 shares of our common stock and for which we expect to issue another estimated 978,168 shares of our common stock. Also during the six months ended June 30, 2023, we received $0.7 million of advances from senior management representing various operating expense payments and repaid $0.8 million of advances from senior management. During the same period of 2022, we repaid $6.2 million of the Original Mudrick Loans and received $1.5 million of advances from senior management representing various operating expense payments made on our behalf.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses in our internal control over financial reporting related to: (i) insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our AI business in China, (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our AI business in China including accounts payable, accrued liabilities, payroll and fixed assets, and (iv) failure to retain documentary evidence of all inventory purchases and the insufficient evaluation of the impact of discounted sales transactions on the valuation of our inventory, all of which we described in our 2022 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2023.

Table of Contents	37

Changes in Internal Control over Financial Reporting

In our 2022 Form 10-K, we disclosed that management had determined that material weaknesses in our internal control over financial reporting (described above) existed. As of the date of this report, the implementation of the plan developed by management to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls continues. Such implementation has been slowed by various factors, including the COVID-19 pandemic. As a result, there was no change in our internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and the risk factors discussed in Part I, Item 1A of our 2022 Form 10-K, together with all the other information in this Form 10-Q, including our unaudited condensed financial statements and notes thereto, which could materially affect our business, financial condition or operating results. The risks described below and in our 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment. The following information updates, and should be read in conjunction with the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2022 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2022 Form 10-K.

We have a history of operating losses and we may not generate sufficient revenue to support our operations.

During the year ended December 31, 2022, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $(388.5) million as of December 31, 2022 and an accumulated deficit of $(402.6) million as of June 30, 2023. In addition, for the six months ended June 30, 2023, we had a net loss of $(14.0) million.

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

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions (in particular, as a result of the COVID-19 pandemic, global supply chain disruptions, inflation and other cost increases, and the geopolitical conflict in Ukraine) will play primary roles in determining whether we can successfully obtain additional capital. We cannot be certain that we will be successful at raising capital, whether in an equity financing or debt financing, on commercially reasonable terms, if at all. In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

We may not have sufficient cash to repay our outstanding senior secured indebtedness.

As of June 30, 2023, the entire aggregate principal amount of $16.3 million remained outstanding under the New Mudrick Notes, which will be due and payable in full on October 31, 2023. Our available cash and other liquid assets are currently not sufficient to pay such obligations in full. If we do not pay the New Mudrick Notes in full on the scheduled maturity date, Mudrick will have available to them all rights under the New Mudrick Loan Agreements and applicable law, which include, without limitation, foreclosing on the collateral securing the New Mudrick Notes. Mudrick’s exercise of any such rights could have a material adverse effect on our financial condition.

Table of Contents	38	Financial Statement Index

We did not make a required repayment of the outstanding loans under the New Mudrick Loan Agreement by June 30, 2023, which constitutes an event of default for which we have not received a waiver as of the date of this Form 10-Q. While we are actively engaged in discussions with Mudrick regarding a resolution of the event of default, we cannot provide any assurance that we will be successful in obtaining a waiver or that Mudrick will continue to forebear from taking any enforcement actions against us.

We are dependent on a small number of customers for a large percentage of our revenue.

We have a concentration in the volume of business we transacted with customers, as during the six months ended June 30, 2023, three of our customers represented about 40%, 35% and 11% of our revenue, respectively, while during six months ended June 30, 2022, two customers represented about 51% and 32%, respectively, of our revenue. At June 30, 2023, accounts receivable from four of our customers represented about 15%, 13%, 12% and 10%, respectively, of our gross accounts receivable, while at December 31, 2022, accounts receivable from our three largest customers represented about 23%, 16% and 10%, respectively, of our gross accounts receivable. The loss of any of these large customers would have a material adverse impact on our financial results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the quarter ended June 30, 2023 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

On April 12, 2023, we issued a convertible subordinated debenture in the original principal amount of $1,111,000 to Ionic Ventures, LLC in a private placement for a purchase price of $1,000,000.

We made the offer and sale of securities in the above-described private placement in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investor in a purchase agreement we entered into with the investor.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We did not make a required repayment of the outstanding loans under the New Mudrick Loan Agreement by June 30, 2023, which constitutes an event of default for which we have not received a waiver as of the date of this Form 10-Q. While we are actively engaged in discussions with Mudrick regarding a resolution of the event of default, we cannot provide any assurance that we will be successful in obtaining a waiver or that Mudrick will continue to forebear from taking any enforcement actions against us. As of the date of this Form 10-Q, the principal amount outstanding, together with interest on the unpaid principal balance of the Mudrick Loan, is approximately $16.6 million.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

Table of Contents	39

ITEM 6.    EXHIBITS

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	File Number	Filed On	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation	8-K	001-33720	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	06/08/2016	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	04/11/2017	3.1
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	07/09/2021	3.1
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	12/21/2022	3.1
3.7	Amended and Restated Bylaws	8-K	001-33720	02/13/2015	3.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith

Table of Contents	40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	August 14, 2023	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	41