Form 10-Q
period 2023-09-30
REMARK HOLDINGS, INC.
filed 2023-11-20
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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

As of November 17, 2023, a total of 20,931,855 shares of the issuer’s common stock were outstanding.

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

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$270	$52
Trade accounts receivable, net	3,043	3,091
Inventory, net	455	308
Deferred cost of revenue	5,899	7,463
Prepaid expense and other current assets	801	1,374
Total current assets	10,468	12,288
Property and equipment, net	1,106	1,699
Operating lease assets	678	180
Other long-term assets	146	269
Total assets	$12,398	$14,436
Liabilities
Accounts payable	$8,578	$9,602
Advances from related parties	1,030	1,174
Obligations to issue common stock	9,184	1,892
Accrued expense and other current liabilities	9,353	7,222
Contract liability	363	308
Notes payable (past due)	16,472	14,607
Total current liabilities	44,980	34,805
Operating lease liabilities, long-term	336	56
Total liabilities	45,316	34,861

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 19,711,855 and 11,539,564 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	20	12
Additional paid-in-capital	378,022	368,945
Accumulated other comprehensive loss	(1,229)	(859)
Accumulated deficit	(409,731)	(388,523)
Total stockholders’ deficit	(32,918)	(20,425)
Total liabilities and stockholders’ deficit	$12,398	$14,436
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, including amounts from China Business Partner (See Note 15)	$183	$2,812	$4,176	$10,037
Cost and expense
Cost of revenue (excluding depreciation and amortization)	254	2,459	3,220	8,576
Sales and marketing	340	270	1,093	606
Technology and development	768	41	1,504	1,004
General and administrative	2,843	6,726	8,920	14,598
Depreciation and amortization	107	43	178	121
Impairments	—	—	392	—
Total cost and expense	4,312	9,539	15,307	24,905
Operating loss	(4,129)	(6,727)	(11,131)	(14,868)
Other income (expense)
Interest expense	(949)	(1,365)	(3,351)	(5,325)
Finance cost related to obligations to issue common stock	(2,086)	—	(6,712)	—
Loss on investment	—	(348)	—	(26,356)
Other gain, net	(8)	(493)	(14)	(342)
Total other expense, net	(3,043)	(2,206)	(10,077)	(32,023)
Loss before income taxes	(7,172)	(8,933)	(21,208)	(46,891)
Provision for income taxes	—	9	—	9
Net loss	$(7,172)	$(8,924)	$(21,208)	$(46,882)
Other comprehensive income
Foreign currency translation adjustments	175	(445)	(370)	(867)
Comprehensive loss	$(6,997)	$(9,369)	$(21,578)	$(47,749)

Weighted-average shares outstanding, basic and diluted	18,377,384	10,529,055	15,355,583	10,529,055

Net loss per share, basic and diluted	$(0.39)	$(0.85)	$(1.38)	$(4.45)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Three Months Ended September 30, 2023
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2023	16,612,266	$17	$375,517	$(1,404)	$(402,559)	(28,429)
Net loss	—	—	—	—	(7,172)	(7,172)
Share-based compensation	—	—	11	—	—	11
Common stock issued pursuant to agreements with Ionic (Note 11)	3,099,589	3	2,494	—	—	2,497
Foreign currency translation	—	—	—	175	—	175
Balance at September 30, 2023	19,711,855	$20	$378,022	$(1,229)	$(409,731)	$(32,918)

	Three Months Ended September 30, 2022
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2022	10,515,777	$11	$365,357	$(692)	$(370,998)	$(6,322)
Net loss	—	—	—	—	(8,924)	(8,924)
Share-based compensation	—	—	501	—	—	501
Common stock issued for services	125,000	1	499	—	—	500
Foreign currency translation	—	—	—	(445)	—	(445)
Balance at September 30, 2022	10,640,777	$12	$366,357	$(1,137)	$(379,922)	$(14,690)

	Nine Months Ended September 30, 2023
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2022	11,539,564	$12	$368,945	$(859)	$(388,523)	$(20,425)
Net loss	—	—	—	—	(21,208)	(21,208)
Share-based compensation	—	—	167	—	—	167
Common stock issued pursuant to agreements with Ionic (Note 11)	8,172,291	8	8,910	—	—	8,918
Foreign currency translation	—	—	—	(370)	—	(370)
Balance at September 30, 2023	19,711,855	$20	$378,022	$(1,229)	$(409,731)	$(32,918)

	Nine Months Ended September 30, 2022
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	10,515,777	$11	$364,333	$(270)	$(333,040)	$31,034
Net loss	—	—	—	—	(46,882)	(46,882)
Share-based compensation	—	—	1,525	—	—	1,525
Common stock issued for services	125,000	1	499	—	—	500
Foreign currency translation	—	—	—	(867)	—	(867)
Balance at September 30, 2022	10,640,777	$12	$366,357	$(1,137)	$(379,922)	$(14,690)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,208)	$(46,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178	121
Share-based compensation	149	1,185
Amortization of debt issuance costs and discount	—	2,189
Cost of extending note payable	750	—
Finance cost related to obligations to issue common stock	6,712	—
Accrued interest included in note payable	1,139	283
Stock issuance for services performed	—	500
Loss on investment	—	26,356
Impairment of assets	392	—
Provision for doubtful accounts	138	2,278
Other	224	(178)
Changes in operating assets and liabilities:
Accounts receivable	(593)	1,298
Inventory	83	(209)
Deferred cost of revenue	1,564	(5,041)
Prepaid expense and other assets	85	3,815
Operating lease assets	(503)	63
Accounts payable, accrued expense and other liabilities	1,437	826
Contract liability	90	(245)
Operating lease liabilities	280	6
Net cash used in operating activities	(9,083)	(13,635)
Cash flows from investing activities:
Proceeds from sale of investment	—	6,332
Purchases of property, equipment and software	(32)	(175)
Payment of amounts capitalized to software in progress	—	(999)
Net cash provided by (used in) investing activities	(32)	5,158
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	—
Proceeds from obligations to issue common stock - ELOC	7,000	—
Proceeds from obligations to issue common stock - Debentures	2,500	—
Advances from related parties	1,002	2,386
Repayments of advances from related parties	(1,145)	(1,517)
Repayments of debt	(24)	(6,203)
Net cash provided by (used in) financing activities	9,333	(5,334)
Net change in cash	218	(13,811)
Cash:
Beginning of period	52	14,187
End of period	$270	$376

Supplemental cash flow information:
Cash paid for interest	$1,578	$3,238

Supplemental schedule of non-cash investing and financing activities:
Transfer of marketable securities to partially settle notes payable	$—	$9,661
Finance fee	$—	$283
Issuance of common stock pursuant to equity line of credit	$8,910	$—
Transfer of software to inventory	$233	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2023 and 2022

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

COVID-19

Our condensed consolidated financial statements for the nine months ended September 30, 2023 continued to show the negative impact that the COVID-19 pandemic has had on our business. Preventative measures related to COVID-19 outbreaks may continue to adversely affect our business and financial results, as could economic and geopolitical conditions in some international regions, and we do not yet know what will be the ultimate effects on our business. The COVID-19 pandemic caused a broad shift towards remote working arrangements for many businesses worldwide and injected uncertainty and delay into decision-making processes for such businesses. Though the most restrictive preventative measures have been eased in China, city-wide lockdowns, travel restrictions, closures of non-essential businesses and other quarantine measures could be reinstituted at any time. Recovering from the effects of the preventative measures in China that resulted from the Chinese government’s Zero-COVID policy and that significantly limited the operational capabilities of our China-based subsidiaries has been a slow process. Though the weeks-long or months-long lockdowns instituted in many cities across large swaths of China, including economically significant regions such as Shanghai, were lifted as of the end of 2022, they have had a material adverse impact on our business, including on the collection of our accounts receivable and our ability to complete projects in China to generate revenue, and may continue to adversely impact our business until customers and potential customers believe they can operate and expand their businesses without fear of lockdowns or other severely restrictive preventative measures.

The full extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including resurgences and further spread of existing or new COVID-19 variants, the duration of any remaining preventative measures implemented by domestic and foreign governments, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. The COVID-19 situation has historically changed rapidly, and additional impacts of which we are not currently aware may arise. We are closely monitoring worldwide developments and continually assess the potential impact on our business.

Table of Contents	8	Financial Statement Index

Going Concern

During the nine months ended September 30, 2023, and in each fiscal year since our inception, we have incurred operating losses which have resulted in a stockholders’ deficit of $32.9 million as of September 30, 2023. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $9.1 million during the nine months ended September 30, 2023. As of September 30, 2023, our cash balance was $0.3 million. Also, we did not make required repayments of the outstanding loans under the New Mudrick Loan Agreement when due (see Note 10 for more information).

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to December 31, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2023, with the audited Consolidated Balance Sheet amounts as of December 31, 2022 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit nine months ended September 30, 2023 in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

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

Statement of Stockholders’ Deficit, each as of September 30, 2023, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

We maintain cash balances in United States dollars (“USD”), British pounds (“GBP”), RMB and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	September 30, 2023	December 31, 2022
Cash denominated in:
USD	$250	$11
RMB	13	19
GBP	3	17
HKD	4	5
Total cash	$270	$52

We maintain substantially all of our USD-denominated cash at a U.S. financial institution where the balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of September 30, 2023, we do not believe we have any significant concentrations of credit risk. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further develop our business in China could exceed original estimates.

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

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2023	2022
Exchange rates at September 30th:
GBP:USD	1.220	1.113
RMB:USD	0.137	0.141
HKD:USD	0.128	0.127

Average exchange rate during the nine months ended September 30th:
RMB:USD	0.142	0.152
GBP:USD	1.244	1.259

Table of Contents	11	Financial Statement Index

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

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated sales forecasts. At September 30, 2023 and December 31, 2022, reserve for inventory was $2.2 million and $2.2 million, respectively.

Refundable Tax Credits

We charge the cost of our research and development efforts to operations as incurred. Our subsidiary in the United Kingdom is entitled to receive certain government assistance in the form of refundable research and development tax credits from taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are not dependent on our ongoing tax status or tax position and accordingly are not considered part of income taxes. We record refundable tax credits as a reduction of technology and development expense when we can reasonably estimate the amount and it is more likely than not that such amount will be received. During the nine months ended September 30, 2023, we recorded a tax credit of approximately $0.5 million.

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

For the three and nine months ended September 30, 2023 and 2022, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive.

Securities which may have affected the calculation of diluted earnings per share for the three and nine months ended September 30, 2023 if their effect had been dilutive include 1,623,346 total outstanding options to purchase our common stock, 1,011,441 outstanding warrants to purchase our common stock, as well as an estimated 18,420,287 shares of our common stock issuable to Ionic Ventures, LLC (“Ionic”) in relation to our transactions with Ionic (see Note 11).

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

NOTE 3. CONCENTRATION OF RISK

Revenue and Accounts Receivable

The disaggregation of revenue tables in Note 4 demonstrate the concentration in our revenue from certain products and the geographic concentration of our business. We also have a concentration in the volume of business we transacted with customers, as during the nine months ended September 30, 2023, two of our customers represented about 28% and 24% of our revenue, respectively, while during nine months ended September 30, 2022, two customers represented about 55% and 23%, respectively, of our revenue. At September 30, 2023, accounts receivable from two of our customers represented about 12% an 12%, respectively, of our gross accounts receivable, while at December 31, 2022, accounts receivable from our three largest customers represented about 23%, 16% and 10%, respectively, of our gross accounts receivable.

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

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by category of products and services (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
AI-based products and services, including amounts from China Business Partner in 2023 (See Note 15)	$174	$2,681	$4,000	$9,699
Other	9	131	176	338
Revenue	$183	$2,812	$4,176	$10,037

The following table presents a disaggregation of our revenue by country (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
China	$174	$2,746	$4,014	$9,815
United States and United Kingdom	9	66	162	222
Revenue	$183	$2,812	$4,176	$10,037

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the nine months ended September 30, 2023, our contract liability changed only as a result of routine business activity.

During the nine months ended September 30, 2023 and 2022, the amount of revenue we recognized that was included in the beginning balance of Contract liability was not material.

During the nine months ended September 30, 2023 and 2022, we did not recognize revenue from performance obligations that were satisfied in previous periods.

Certain Agreements Related to AI-Based Product Sales in China

We completed certain projects in China during the three months ended September 30, 2023 worth approximately $1.4 million, but the agreement has not yet met the criteria for revenue recognition.

Table of Contents	15	Financial Statement Index

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	September 30, 2023	December 31, 2022
Gross accounts receivable balance	$7,103	$7,213
Allowance for bad debt	(4,060)	(4,122)
Accounts receivable, net	$3,043	$3,091

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our China AI projects at September 30, 2023 and December 31, 2022; including approximately $0.6 million and $1.1 million, respectively, of trade receivables from projects related to work with our China Business Partner (see Note 15 for more information regarding our China Business Partner and related accounting); represented essentially all our gross trade receivables in each such period. Despite the longer collection timelines normally observed with Chinese entities, we have noted that the COVID-19 related lockdowns that persisted in China for most of 2022 have caused further delay in our ability to collect all balances due from some of our customers in China. As a result of our inability to assure collection of all amounts due from such customers within a short period of time, we recorded a reserve for bad debt of approximately $2.8 million as of December 31, 2022 for all accounts receivable from China customers that were more than one year past due. The additional reserve for bad debt we recorded during 2023 was not material.

NOTE 6. DEFERRED COST OF REVENUE

Deferred cost of revenue as of September 30, 2023 and December 31, 2022 of $5.9 million and $7.5 million, respectively, represent amounts we have paid in advance to vendors who provide services to us in relation to various projects in China. Specifically, the deferred cost of revenue balance as of September 30, 2023, a large percentage of which was related to project installations we expected would be provided to us through our China Business Partner (described in more detail in Note 15), was paid almost entirely to a single vendor which will be visiting numerous sites across various regions of China to install our software solutions and/or hardware for our customers and perform other services for us pursuant to our customers’ requirements. Because most of the projects for which we have engaged the vendor require purchases of hardware, equipment and/or supplies in advance of site visits, we made the prepayments during 2022 in anticipation of several large batches of project installations. However, the lengthy COVID-19 related lockdowns that occurred in various regions in China prevented us and the vendor from being able to complete as many projects as we originally expected and caused our customers to delay installations. Given that the delays were related to the COVID-19 lockdowns that had ended by December 31, 2022 and were not a result of the vendor’s inability to either perform the services or refund of the amounts we advanced, we believe the balance as of September 30, 2023 will be fully recovered. We did not make any additional payments in 2023 to the vendor assisting us with installations related to projects provided to us through our China Business Partner, and we were able to complete installations that reduced the deferred cost of revenue balance associated with that vendor which caused the net decrease in deferred cost of revenue.

We completed certain projects in China during the three months ended September 30, 2023 worth approximately $1.4 million, but for which the agreement between us and the customer has not yet met the criteria for revenue recognition. If such agreement had qualified for revenue recognition, $1.2 million of cost of sales would have been recognized, further reducing the balance of deferred cost of revenue.

Table of Contents	16	Financial Statement Index

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	September 30, 2023	December 31, 2022
Other receivables	2	23
Prepaid expense	547	1,144
Deposits	245	201
Other current assets	7	6
Total	$801	$1,374

During the nine months ended September 30, 2023, we recorded an impairment of approximately $0.2 million related to certain prepaid expense amounts which were deemed unrecoverable.

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	September 30, 2023	December 31, 2022
Vehicles	3	$153	153
Computers and equipment	3	1,193	$1,170
Furniture and fixtures	3	42	42
Software	3	5,819	5,160
Leasehold improvements	3	206	204
Software development in progress		—	1,199
Total property, equipment and software		$7,413	$7,928
Less accumulated depreciation		(6,307)	(6,229)
Total property, equipment and software, net		$1,106	$1,699

For the nine months ended September 30, 2023 and 2022, depreciation (and amortization of software) expense was approximately $0.2 million, while during the nine months ended September 30, 2022 depreciation (and amortization of software) expense was de minimis.

During the nine months ended September 30, 2023, we determined that certain costs that we had capitalized to software development in progress would no longer be recoverable and we recorded an impairment of approximately $0.2 million.

Table of Contents	17	Financial Statement Index

NOTE 9. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and benefit-related expense	$2,822	$1,448
Accrued interest	633	769
Other accrued expense	3,302	2,393
Other payables	2,018	2,234
Operating lease liability - current	367	138
China Cash Bonuses (see Note 15)	14	32
Other current liabilities	197	208
Total	$9,353	$7,222

NOTE 10. NOTES PAYABLE (PAST DUE)

The following table presents our notes payable (in thousands) as of:

	September 30, 2023	December 31, 2022
Principal balance of New Mudrick Notes (September 30, 2023) and Original Mudrick Loans (December 31, 2022)	$16,307	$14,418
Other notes payable	165	189
Notes payable, net of unamortized discount and debt issuance cost	$16,472	$14,607

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

During the year ended December 31, 2022, we repaid $6.2 million of the principal amount of the Original Mudrick Loans in cash and delivered all of our shares in Sharecare, Inc. to Mudrick on July 11, 2022, in partial settlement of the Original Mudrick Loans, resulting in a further repayment of approximately $9.7 million of the principal amount of the Original Mudrick Loans. As of December 31, 2022, the outstanding balance of the Original Mudrick Loans was $14.4 million, and approximately $0.8 million of accrued interest was included in Accrued expense and other current liabilities. During the three months ended March 31, 2023, prior to the New Mudrick Loan Agreement (defined below) canceling the Original Mudrick Loans, we accrued approximately $0.6 million additional interest expense on the Original Mudrick Loans, of which $0.3 million was paid during such period.

Table of Contents	18	Financial Statement Index

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

The New Mudrick Notes bear interest at a rate of 20.5% per annum, which is payable on the last business day of each month commencing on May 31, 2023. The interest rate will increase by 2% and the principal amount outstanding under the New Mudrick Notes and any unpaid interest thereon may become immediately due and payable upon the occurrence of any event of default under the New Mudrick Loan Agreement. All amounts outstanding under the New Mudrick Notes, including all accrued and unpaid interest, became due and payable in full on October 31, 2023.

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

We did not make required repayments of the outstanding loans under the New Mudrick Loan Agreement that were due beginning on June 30, 2023, which constitute events of default for which we have not received a waiver as of the date of this Form 10-Q. While we are actively engaged in discussions with Mudrick regarding a resolution of the events of default and have made progress in such discussions, we cannot provide any assurance that we will be successful in obtaining a waiver or that Mudrick will continue to forebear from taking any enforcement actions against us.

Other Notes Payable

The Other notes payable in the table above represent individually immaterial notes payable issued for the purchase of operating assets. Such notes payable bear interest at a weighted-average interest rate of approximately 6.2% and have a weighted-average remaining term of approximately 4.5 years.

Table of Contents	19	Financial Statement Index

NOTE 11. OBLIGATIONS TO ISSUE COMMON STOCK (TRANSACTIONS WITH IONIC)

Convertible Debentures

On October 6, 2022, we entered into a debenture purchase agreement (the “2022 Debenture Purchase Agreement”) and a purchase agreement (the “ELOC Purchase Agreement”) with Ionic. Pursuant to the 2022 Debenture Purchase Agreement, we issued a convertible subordinated debenture in the original principal amount of approximately $2.8 million (the “2022 Debenture”) to Ionic for a purchase price of $2.5 million. The 2022 Debenture automatically converted into shares of our common stock (the “2022 Debenture Settlement Shares”) on November 17, 2022 upon the effectiveness of a registration statement we filed pursuant to a registration rights agreement we entered into with Ionic. Upon issuance of the 2022 Debenture, we initially estimated the obligation to issue common stock at approximately $3.6 million. As of December 31, 2022, we estimated such obligation to have a fair value of $1.9 million, representing an additional 1,720,349 shares to be issued pursuant to the 2022 Debenture. When the measurement period for determining the conversion price of the 2022 Debenture was completed, we determined that the final number of 2022 Debenture Settlement Shares would be 3,129,668 (inclusive of 898,854 shares that were issued during 2022), resulting in the issuance of an additional 2,230,814 shares during 2023 with a fair value of $3.1 million.

On March 14, 2023, we entered into a new debenture purchase agreement (the “2023 Debenture Purchase Agreement”) with Ionic pursuant to which we authorized the issuance and sale of two convertible subordinated debentures in the aggregate principal amount of approximately $2.8 million for an aggregate purchase price of $2.5 million. The first debenture is in the original principal amount of approximately $1.7 million for a purchase price of $1.5 million (the “First 2023 Debenture”), which was issued on March 14, 2023, and the second debenture is in the original principal amount of approximately $1.1 million for a purchase price of $1.0 million (the “Second 2023 Debenture” and collectively with the First Debenture, the “2023 Debentures”), which was issued on April 12, 2023. Upon issuance of the First 2023 Debenture and the Second 2023 Debenture, we initially estimated the obligations to issue common stock at an aggregate of approximately $4.1 million, or equivalent estimated issuable shares of 3,669,228. As of September 30, 2023, we estimated that an aggregate total of 9,373,457 shares would be issued upon conversion in full of the 2023 Debentures, representing obligations with an aggregate fair value of $4.7 million.

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

Concurrently with entering into the 2023 Debenture Purchase Agreement, we also entered into a registration rights agreement with Ionic (the “2023 Registration Rights Agreement”), pursuant to which we agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the

Table of Contents	20	Financial Statement Index

Securities Act of 1933, as amended, the resale of the shares of our common stock issuable upon conversion of the 2023 Debentures and the shares of common stock that may be issued to Ionic if we fail to comply with our obligations in the 2023 Registration Rights Agreement. The 2023 Registration Rights Agreement required that we file, within 15 calendar days after we filed our 2022 Form 10-K, a resale registration statement and use commercially reasonable efforts to have such resale registration statement declared effective by the SEC on or before the earlier of (i) 90 days after signing of the 2023 Registration Rights Agreement (or 120 days if such registration statement was subject to full review by the SEC) and (ii) the 2nd business day after we were notified we would not be subject to further SEC review. If we failed to file or have the resale registration statement declared effective by the specified deadlines, then in each instance, we would be required to issue to Ionic 150,000 shares of our common stock within two trading days after such failure, and with respect to the Conversion Shares, we would additionally pay in cash, as liquidated damages, an amount equal to 2% of the amount then currently outstanding under the 2023 Debentures for failure to file and have the Resale Registration Statement declared effective by the same deadlines set forth above for each 30-day period after each such failure. The Resale Registration Statement was filed on June 16, 2023 and declared effective on June 26, 2023. Because we did not meet the filing and effectiveness deadlines specified in the Registration Rights Agreement, we issued 300,000 shares of our common stock shares to Ionic in July 2023, fulfilling the liability of approximately $0.3 million that was outstanding as of June 30, 2023.

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

Table of Contents	21	Financial Statement Index

at the conclusion of the applicable measurement period related to the 2022 Debenture and (iii) waive certain requirements in the ELOC Purchase Agreement to allow for a one-time $0.5 million purchase under the ELOC Purchase Agreement.

As partial consideration for the waiver to allow for the $0.5 million purchase by Ionic, we agreed to issue to Ionic that number of shares (the “Letter Agreement Shares”) equal to the difference between (x) the variable conversion price in the 2022 Debenture, and (y) the calculation achieved as a result of the following formula: 80% (or 70% if our common stock is not then trading on Nasdaq) of the lowest VWAP starting on the trading day immediately following the receipt of pre-settlement conversion shares following the date on which the 2022 Debenture automatically converts or other relevant date of determination and ending the later of (a) 10 consecutive trading days after (and not including) the Automatic Conversion Date (as defined in the ELOC Agreement) or such other relevant date of determination and (b) the trading day immediately after shares of our common stock in the aggregate amount of at least $13.9 million shall have traded on Nasdaq. As of March 31, 2023, we estimated the obligation to issue the Letter Agreement Shares at approximately $0.2 million. As of June 30, 2023, we had issued all of the 200,715 Letter Agreement Shares.

During the nine months ended September 30, 2023, Ionic advanced to us an aggregate of $7.0 million (the "ELOC Advances") pursuant to the ELOC Agreement, as amended. Upon issuance of the ELOC Advances, we initially estimated the obligations to issue common stock at approximately $10.5 million, or equivalent estimated issuable shares of 11,326,803. In partial settlement of our obligation to issue common stock under the ELOC Advances, we issued 5,343,762 shares of our common stock during the period ended September 30, 2023 at aggregate fair value of approximately $5.2 million. As of September 30, 2023, we estimated that an additional 9,046,830 shares would be issued in settlement of our obligation to issue common stock under the ELOC Advances, representing an obligation with an aggregate fair value of $4.5 million.

On September 15, 2023, we and Ionic entered into a letter agreement (the “September 2023 Letter Agreement”) which amends the ELOC Purchase Agreement, as previously amended on January 5, 2023. Under the September 2023 Letter Agreement, the parties agreed, among other things, to (i) allow Remark to deliver one or more irrevocable written notices (“Exemption Purchase Notices”) to Ionic in a total aggregate amount not to exceed $20.0 million, which total aggregate amount shall be reduced by the aggregate amount of previous Exemption Purchase Notices, (ii) amend the per share purchase price for purchases under an Exemption Purchase Notice to 80% of the average of the two lowest daily volume-weighted average prices (“VWAPs”) over a specified measurement period, (iii) amend the definition of the specified measurement period to stipulate that, for purposes of calculating the final purchase price, such measurement period begins the trading day after Ionic pays Remark the amount requested in the purchase notice, while the calculation of the dollar volume of Remark common stock traded on the principal market to determine the length of the measurement period shall begin on the trading day after the previous measurement period ends, iv) that any additional Exemption Purchase Notices that are not in accordance with the terms and provisions of the Purchase Agreement shall be subject to Ionic’s approval, v) to amend section 11(c) of the ELOC Purchase Agreement to increase the Additional Commitment Fee from $0.5 million to $3.0 million and vi) that by September 29, 2023, the parties will amend the Debenture Transaction Documents to include a so-called Most Favored Nation provision that will provide Ionic with necessary protection against any future financing, settlement, exchange or other transaction whether with an existing or new lender, investor or counterparty, and that, if such amendment is not made by September 29, 2023, the Additional Commitment Fee shall be further increased to approximately $3.8 million.

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

Table of Contents	22	Financial Statement Index

	2022 Debenture	2023 Debentures	Filing & Effectiveness Default	Letter Agreement	ELOC Advances	Total
Obligations to Issue Common Stock
Balance at December 31, 2022	$1,892	$—	$—	$—	$—	$1,892
Establishment of new obligation to issue shares	—	4,109	332	249	10,483	15,173
Issuance of Shares	(3,138)	(94)	(294)	(227)	(5,167)	(8,920)
Change in measurement of liability	1,246	658	(38)	(22)	(805)	1,039
Balance at September 30, 2023	$—	$4,673	$—	$—	$4,511	$9,184

Estimated Number of Shares Issuable
Balance at December 31, 2022	1,720,349	—	—	—	—	1,720,349
Establishment of new obligation to issue shares	—	3,669,228	300,000	200,715	11,326,803	15,496,746
Issuance of Shares	(2,230,814)	(97,000)	(300,000)	(200,715)	(5,343,762)	(8,172,291)
Change in estimated number of shares issuable	510,465	5,801,229	—	—	3,063,789	9,375,483
Balance at September 30, 2023	—	9,373,457	—	—	9,046,830	18,420,287

The following table shows the composition of finance cost associated with our obligations to issue common stock (dollars in thousands):

	2022 Debenture	2023 Debentures	Filing & Effectiveness Default	Letter Agreement	ELOC Advances	Total
Initial obligation in excess of purchase price	$—	$1,609	$332	$249	$3,483	$5,673
Change in measurement of liability	1,246	658	(38)	(22)	(805)	1,039
Total	$1,246	$2,267	$294	$227	$2,678	$6,712

NOTE 12. COMMITMENTS AND CONTINGENCIES

At September 30, 2023, we had no material commitments outside the normal course of business.

Contingencies

As of September 30, 2023, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

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

Table of Contents	23	Financial Statement Index

satisfy our obligation to timely obtain effectiveness, we would incur a penalty of as much as $1.0 million. The registration statement to register the resale of the Armistice Registrable Securities was declared effective on October 31, 2022. We had accrued the maximum penalty and, as of December 31, 2022, paid $0.2 million of such amount, resulting in an unpaid amount of $0.8 million included in other accrued expense as of September 30, 2023.

NOTE 13. STOCKHOLDERS' DEFICIT

Warrants

The following table summarizes information related to our equity-classified stock warrant issuances as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	1,011,441	$40.10	3.7	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at September 30, 2023	1,011,441	$40.10	2.9	$—

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

Table of Contents	24	Financial Statement Index

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	1,626,631	$30.31	5.5	$1
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(3,285)	46.75
Outstanding at September 30, 2023	1,623,346	$30.28	5.0	$—

Exercisable at December 31, 2022	1,549,681	31.41	5.3	$1
Exercisable at September 30, 2023	1,601,649	30.79	4.6	$—

The following table summarizes activity related to our liability-classified China Cash Bonuses as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	71,450	$35.99	6.1	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at September 30, 2023	71,450	$35.99	5.4	$—

Exercisable at December 31, 2022	68,450	36.97	6.1	$—
Exercisable at September 30, 2023	71,450	35.99	5.4	$—

The following table presents the change in the liability associated with our China Cash Bonuses included in Accrued expense and other current liabilities (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2023	2022
Balance at beginning of period	$32	$439
Share-based compensation expense related to China Cash Bonuses	(18)	(407)
Balance at end of period	$14	$32

Table of Contents	25	Financial Statement Index

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Nine Months Ended September 30,
	2023	2022
Stock options	$167	$1,525
China Cash Bonuses	(18)	(340)
Total	$149	$1,185

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

The following table presents information regarding unrecognized share-based compensation cost associated with stock options and China Cash Bonuses:

September 30, 2023
Unrecognized share-based compensation cost for non-vested awards (in thousands):
Stock options	31
China Cash Bonuses	—
Weighted-average years over which unrecognized share-based compensation expense will be recognized:
Stock options	1.4
China Cash Bonuses	0

NOTE 14. RELATED PARTY TRANSACTIONS

As of September 30, 2023, we owed approximately $1.0 million to members of management representing various operating expense payments made on our behalf.

NOTE 15. CHINA BUSINESS PARTNER

We interact with an unrelated entity (the “China Business Partner”) in more than one capacity. Firstly, since 2020, we have been working with the China Business Partner to earn revenue by obtaining business from some of the largest companies in China. Secondly, our artificial intelligence business in the U.S. has purchased substantially all of its inventory from a subsidiary of the China Business Partner which manufactures certain equipment to our specifications; though, during the nine months ended September 30, 2023, we did not make any such purchases. In addition, a member of our senior leadership team maintains a role in the senior management structure of the China Business Partner.

During the nine months ended September 30, 2023 and 2022, we recognized approximately $0.1 million and $5.3 million, respectively, of revenue from the relationship with the China Business Partner. At September 30, 2023 and December 31, 2022, in addition to the outstanding accounts receivable balances from the China Business Partner described in Note 5, we had outstanding accounts payable to the China Business Partner of $0.7 million and $0.7 million, respectively.

NOTE 16. SUBSEQUENT EVENTS

Ionic Transactions

In November 2023, Ionic advanced to us approximately $0.6 million pursuant to the ELOC Agreement, as amended.

During October 2023 and November 2023, we issued a total of 1,220,000 shares to Ionic in partial settlement of ELOC Advances.

Table of Contents	26	Financial Statement Index

On November 18, 2023, we and Ionic entered into a letter agreement (the “November 2023 Letter Agreement”) which, among other things, amends the Subordinated Convertible Debenture, dated as of March 14, 2023, by and between Remark and Ionic (the “First 2023 Debenture”).

The November 2023 Letter Agreement amends the First 2023 Debenture to include language that requires us to notify Ionic if we enter into any new debt agreement after November 18, 2023 or modify any debt agreement that existed at November 18, 2023. If Ionic determines that the terms of such new or modified agreements are preferable to the terms of the First 2023 Debenture, Ionic can give us written notice to amend, within five days, the terms of the First 2023 Debenture, excluding principal and interest, to give Ionic the benefit of such preferable terms.

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

In accordance with Nasdaq Listing Rule 5810(c)(2)(A), on June 12, 2023 we submitted a plan to regain compliance with the Continued Listing Standards to the Nasdaq Listing Qualifications Department. On July 24, 2023, the Nasdaq Listing Qualifications Department notified us that it was granting us until October 24, 2023 (the “Extension Period”) to file a report with the SEC and Nasdaq stating that we have successfully executed our plan to regain compliance with the Continued Listing Standards and that we did in fact regain such compliance. We were not able to regain compliance with the Continued Listing Standards by October 24, 2023 and, on October 26, 2023, we received a staff determination letter from Nasdaq indicating that we did not regain compliance with the Continued Listing Standards and that, unless we request an appeal of Nasdaq’s determination, our common stock was subject to delisting.

We appealed Nasdaq’s delisting determination to a Hearings Panel (the “Panel”) and were notified by Nasdaq that we have been granted a hearing with the Panel on February 1, 2024. Our common stock will continue to be listed and traded on the Nasdaq Capital Market pending a decision by the Panel.

Table of Contents	27	Financial Statement Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2023 in conjunction with our condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Form 10-Q. Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this Form 10-Q.

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

Table of Contents	28	Financial Statement Index

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

Table of Contents	29	Financial Statement Index

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

Table of Contents	30	Financial Statement Index

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

Table of Contents	31	Financial Statement Index

We customize and sell our innovative AI-based computer vision products and solutions, including the SSP, to customers in the retail, construction, public safety, workplace safety and public sector markets. We have also developed versions of our solutions for application in the transportation and energy markets.

Overall Business Outlook

Two primary factors have been affecting our business in recent quarters and occupying our focus as we plan for the future. While we have been dealing with a slow economic recovery in China as municipalities and businesses there try to return to fully-normalized operations following strict preventative measures related to the COVID-19 pandemic, political tensions between the U.S. and China have continued to increase over recent months to a point that such tensions have also impacted our ability to complete projects in China as quickly as we have in the past and as quickly as we had planned during 2023. Management is optimistic that tensions between the U.S. and China will begin to relax after the most-recent summit between such countries’ leaders, but we expect that we may continue to face difficult-to-predict operating results in China for approximately the next 12 months.

While we will continue to work with customers in China, we have been responding to the pandemic-related challenges and political tensions by looking for opportunities to expand our business in the Asia-Pacific region outside of China, where we believe there still are fast-growth AI market opportunities for our solutions, as well as by spending increasing amounts of effort over the past several quarters developing business opportunities in the United States, the U.K., and in Central and South America, where we see demand for AI products and solutions in the workplace, government and public safety markets. During the nine months ended September 30, 2023, we began sales in the U.K. and Brazil, while during the three months ended September 30, 2023, we successfully signed initial contracts to expand our sales into Colombia, Malaysia, and India. Given the lack in those three respective countries and in Brazil of AI companies specializing in computer vision, we believe we have a first-mover advantage with regard to targeting the same industries that we have successfully targeted in China and which we have targeted in the U.S. and U.K. In addition, we anticipate expanding sales into the Middle East during the first quarter of 2024.

In conjunction with the geographic diversification of our business, we believe we can more rapidly and more efficiently develop and increase our market presence in the various industries that we have identified as being most important by establishing business relationships with channel partners. To that end, we have been discussing such relationship possibilities with large, established players in the information technology and burgeoning AI space which could provide us with access to their respective online marketplaces and other sales channels as well.

Despite our efforts, the COVID-19 pandemic, as well as economic and geopolitical conditions in some international regions, could continue to affect our business and we cannot be sure what the ultimate effects will be. We will continue to pursue geographic diversification, but anticipating when, or if, we can close on the opportunities in front of us is difficult. In addition, we may face a large number of well-known competitors which would make deploying our software solutions in the market segments we have identified difficult.

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

The high level of political tension described above has affected our ability to work with certain vendors in a timely manner. Though we have been able to complete contracts with our customers in China, such political tension has caused delays in the speed at which we can work with certain vendors to deploy our services and complete contracts in China. Also, as we work to increase our sales of computer-vision products and services in the U.S., Europe and South America and thereby geographically diversify our business, we could be subjected to the risk of supply chain disruptions with regard to high-technology products such as servers and related equipment that we use to train our AI software algorithms and which we plan to sell to customers to support operation of our computer-vision products and services.

Table of Contents	32	Financial Statement Index

Business Developments During 2023

China’s response to the COVID-19 pandemic, known as the Zero-COVID policy, included lockdowns and/or other severe restrictions on business and daily life in China, which made it difficult for us to interact with our clients and vendors through at least December 2022. As described above, such preventative measures, in addition to a high level of political tension between the U.S. and China, have had lingering economic and operational effects which have made it difficult for us to complete as many projects in China during the nine months ended September 30, 2023 as compared to the same period of the previous year. Our customers have only slowly been able to restart stalled projects or begin new ones. The majority of our completed work was related to a large telecommunications provider in China and concrete producers. We completed certain projects in China during the three months ended September 30, 2023 worth approximately $1.4 million, but the agreement has not yet met the criteria for revenue recognition. Cost associated with the projects for which the agreement has not yet met the criteria for revenue recognition was approximately $1.2 million.

Also, during the three months ended September 30, 2023, we successfully signed initial contracts to expand our sales into Colombia, Malaysia, and India. We have not yet recognized any revenue from such new contracts, and we recognize that these are just the first steps into new markets.

The following table presents our revenue categories as a percentage of total consolidated revenue during the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
AI-based products and services	95%	95%	96%	97%
Advertising and other	5%	5%	4%	3%

CRITICAL ACCOUNTING ESTIMATES

During the three months ended September 30, 2023, we made no material changes to our critical accounting estimates as we disclosed them in Part II, Item 7 of our 2022 Form 10-K.

RESULTS OF OPERATIONS

The following tables summarize our operating results for the nine months ended September 30, 2023, and the discussion following the table explains material changes in such operating results compared to the nine months ended September 30, 2022.

Table of Contents	33	Financial Statement Index

(dollars in thousands)	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Revenue, including amounts from China Business Partner	$183	$2,812	$(2,629)	(93)%

Cost of revenue	254	2,459	(2,205)	(90)%
Sales and marketing	340	270	70	26%
Technology and development	768	41	727	1,773%
General and administrative	2,843	6,726	(3,883)	(58)%
Depreciation and amortization	107	43	64	149%
Total cost and expense	4,312	9,539

Interest expense	(949)	(1,365)	416	(30)%
Finance cost related to obligations to issue common stock	(2,086)	—	(2,086)
Loss on investment	—	(348)	348	(100)%
Other gain (loss), net	(8)	(493)	485	(98)%
Provision for income taxes	—	9	(9)	(100)%
Net loss	(7,172)	(8,924)	1,752	(20)%

(dollars in thousands)	Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Revenue, including amounts from China Business Partner	$4,176	$10,037	$(5,861)	(58)%

Cost of revenue	3,220	8,576	(5,356)	(62)%
Sales and marketing	1,093	606	487	80%
Technology and development	1,504	1,004	500	50%
General and administrative	8,920	14,598	(5,678)	(39)%
Depreciation and amortization	178	121	57	47%
Impairments	392	—	392
Total cost and expense	15,307	24,905

Interest expense	(3,351)	(5,325)	1,974	(37)%
Finance cost related to obligations to issue common stock	(6,712)	—	(6,712)
Loss on investment	—	(26,356)	26,356	(100)%
Other gain (loss), net	(14)	(342)	328	(96)%
Provision for income taxes	—	9	(9)	(100)%
Net loss	(21,208)	(46,882)	25,674	(55)%

Table of Contents	34

Revenue and Cost of Revenue. During the three months ended September 30, 2023, our project completions slowed in China as business and economic recovery efforts that began after China lifted most of its onerous COVID-19 related restrictions at the end of 2022, as well as the noted political tensions between the U.S. and China, continued to make it more difficult than expected for us to complete projects on a steadily increasing pace. As a result of completing fewer projects than expected, revenue lagged behind our performance in the same period of the prior year, which period included projects associated with our work with an unrelated entity (our China Business Partner).

During the nine months ended September 30, 2023, we were unable to complete as many projects in China as we did in the same period of the prior year, primarily due to the slow and methodical business and economic recovery efforts that are ongoing after China lifted most of its onerous COVID-19 related restrictions at the end of 2022.

Cost of revenue during the three and nine months ended September 30, 2023 decreased, in conjunction with the decreases in project completions described above.

Sales and marketing. The addition in late 2022 of three new personnel, including two executive positions, on our sales team caused an increase of $0.3 million in payroll and related expense during the nine months ended September 30, 2023.

Technology and Development. During the three months ended September 30, 2022, we reclassified a refundable tax credit we received from the government of the United Kingdom resulting from our research and development activities in its jurisdiction from Other gain to technology and development expense. The current-year tax credit was recorded in a previous quarter during 2023. A modest increase in consulting related to our research and development activities also contributed to the increase in technology and development expense.

During the three months ended September 30, 2023, an increase in consulting related to our research and development activities caused the increase in technology and development expense.

General and administrative. During the three months ended September 30, 2023, we did not have to record any reserve for doubtful accounts, while during the comparable period of the prior year we had to re-evaluate the amounts receivable from customers based on what was then recent information and, as a result, we increased our reserve for doubtful accounts by $2.3 million. We experienced a decrease of approximately $0.8 million in legal and other professional fees primarily because the three months ended September 30, 2022 included expense related to financings and the filing of amendments to registration statements whereas we did not have similar activity during the three months ended September 30, 2023. Also contributing to the overall decrease in general and administrative expense was a decrease of $0.3 million in certain expenses related to business development, including short-term work space rentals. Finally, our share-based compensation expense decreased by $0.5 million due to a large batch of stock options with a grant date of July 8, 2021 becoming fully expensed in January 2023, in comparison to having three months of expense recognition during the three months ended September 30, 2022 and due to the decrease in the number of outstanding China Cash Bonuses.

During the nine months ended September 30, 2023, we did not have to record any reserve for doubtful accounts, while during the comparable period of the prior year we had to re-evaluate the amounts receivable from customers based on what was then recent information and, as a result, we increased our reserve for doubtful accounts by $2.3 million. We experienced a decrease of approximately $0.8 million in legal and other professional fees primarily because the nine months ended September 30, 2022 included expense related to financings and the filing of amendments to registration statements whereas we did not have similar activity during the three months ended September 30, 2023. Also contributing to the overall decrease in general and administrative expense was a decrease of $1.5 million in certain expenses related to business development, including short-term work space rentals. Finally, our share-based compensation expense decreased by $1.3 million due to a large batch of stock options with a grant date of July 8, 2021 becoming fully expensed in January 2023, in comparison to having nine months of expense recognition during the nine months ended September 30, 2022 and due to the decrease in the number of outstanding China Cash Bonuses.

Impairments. During the nine months ended September 30, 2023, we determined that certain costs that we had capitalized to software development in progress would no longer be recoverable and we recorded an impairment of approximately $0.2 million. Also, we recorded an impairment of approximately $0.2 million related to certain prepaid expense amounts which were deemed unrecoverable

Interest expense. We executed the Original Mudrick Loan Agreements in December 2021, pursuant to which we obtained the Original Mudrick Loans in the aggregate principal amount of $30.0 million. During the nine months ended September 30,

Table of Contents	35

2022, we recorded in interest expense approximately $2.2 million of amortization of debt discount and debt issuance cost related to the Original Mudrick Loans, but did not have any such amortization during the nine months ended September 30, 2023 because the debt discount and debt issuance cost were fully amortized during 2022. Interest expense also decreased because significantly less debt principal was outstanding on the Original Mudrick Loans during the three and nine months ended September 30, 2023 than during the same period of the prior year, even though the interest rate had increased from 16.5% to 20.5%. Partially offsetting the decreases in interest expense was the amendment and extension fee of approximately $0.8 million we recorded in relation to our entry on March 14, 2023 into the New Mudrick Loan Agreement described, along with the Original Mudrick Loan Agreements, in Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

Finance Cost Related to Obligations to Issue Common Stock. The finance cost during the three and nine months ended September 30, 2023 resulted from the establishment and remeasurement of obligations to issue our common stock that we incurred in relation to the debentures we issued to Ionic in 2022 and 2023, as well as the ELOC Advances we received from Ionic, all of which is described in Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. We had no similar transactions during the three and nine months ended September 30, 2022.

Loss on investment. On July 1, 2021, as the result of a business combination involving a U.S.-based venture, Sharecare, Inc. (“Legacy Sharecare”) and Falcon Capital Acquisition Corp., a special purpose acquisition company, the common stock of the surviving entity of such business combination (“New Sharecare”) became listed on the Nasdaq Stock Market LLC and our equity in Legacy Sharecare converted into cash and shares of publicly traded common stock of New Sharecare. As a result of the common stock of New Sharecare being traded on a national securities exchange, we were able to remeasure our investment at fair value. Since July 1, 2021, the value of the New Sharecare stock steadily declined, which caused the losses on investment during the three and nine months ended September 30, 2022. On July 11, 2022, we delivered our remaining 6,250,000 shares of New Sharecare to our lender at their request and, as a result, we did not maintain investments during the nine months ended September 30, 2023.

Other gain (loss), net. During the nine months ended September 30, 2022, we accrued $0.4 million of liquidated damages during the second quarter of 2022 related to the Armistice Resale Registration Statement which became effective after the time frame during which we were required to ensure it became effective. We had no similar activity during the nine months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2023, and in each fiscal year since our inception, we have incurred net losses which have resulted in a stockholders’ deficit of $32.9 million as of September 30, 2023. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $9.1 million during the nine months ended September 30, 2023. As of September 30, 2023, our cash balance was $0.3 million. Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to, and management has concluded that there is, substantial doubt regarding our ability to continue as a going concern.

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

Table of Contents	36

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

As of the date of this Form 10-Q, the principal amount outstanding, together with interest on the unpaid principal balance of the New Mudrick Notes, is approximately $17.4 million.

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

Table of Contents	37

original principal amount of approximately $1.1 million for a purchase price of $1.0 million, which was issued on April 12, 2023.

On September 15, 2023, we and Ionic entered into a letter agreement (the “September 2023 Letter Agreement”) which amends the Purchase Agreement, dated as of October 6, 2022, by and between Remark and Ionic, and as previously amended on January 5, 2023 (the “ELOC Purchase Agreement”). The September 2023 Letter Agreement superceded two previous letter agreements we entered into with Ionic, one in July 2023 and another in August 2023.

Under the September 2023 Letter Agreement, the parties agreed, among other things, to (i) allow Remark to deliver one or more irrevocable written notices (“Exemption Purchase Notices”) to Ionic in a total aggregate amount not to exceed $20.0 million, which total aggregate amount shall be reduced by the aggregate amount of previous Exemption Purchase Notices, (ii) amend the per share purchase price for purchases under an Exemption Purchase Notice to 80% of the average of the two lowest daily volume-weighted average prices (“VWAPs”) over a specified measurement period, (iii) amend the definition of the specified measurement period to stipulate that, for purposes of calculating the final purchase price, such measurement period begins the trading day after Ionic pays Remark the amount requested in the purchase notice, while the calculation of the dollar volume of Remark common stock traded on the principal market to determine the length of the measurement period shall begin on the trading day after the previous measurement period ends, iv) that any additional Exemption Purchase Notices that are not in accordance with the terms and provisions of the Purchase Agreement shall be subject to Ionic’s approval, v) to amend section 11(c) of the ELOC Purchase Agreement to increase the Additional Commitment Fee from $0.5 million to $3.0 million and vi) that by September 29, 2023, the parties will amend the Debenture Transaction Documents to include a so-called Most Favored Nation provision that will provide Ionic with necessary protection against any future financing, settlement, exchange or other transaction whether with an existing or new lender, investor or counterparty, and that, if such amendment is not made by September 29, 2023, the Additional Commitment Fee shall be further increased to approximately $3.8 million.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to December 31, 2023.

Table of Contents	38

Cash Flows - Operating Activities

During the nine months ended September 30, 2023, we used $4.6 million less cash in operating activities than we did during the same period of the prior year. The decrease in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

Investing activities during the nine months ended September 30, 2023 were de minimis, while the same period during 2022 provided $6.3 million in proceeds from the sale of a portion of our marketable securities.

Cash Flows - Financing Activities

During the nine months ended September 30, 2023, we received $2.5 million from Ionic in exchange for the issuance of convertible debentures, and Ionic also advanced us an aggregate of $7.0 million under the ELOC Purchase Agreement for which we issued 2,641,173 shares of our common stock and for which we expect to issue another estimated 978,168 shares of our common stock. Also during the nine months ended September 30, 2023, we received $1.0 million of advances from senior management representing various operating expense payments and repaid $1.1 million of advances from senior management. During the same period of 2022, we repaid $6.2 million of the Original Mudrick Loans and received $2.4 million of advances from senior management and repaid $1.5 million of advances from senior management representing various operating expense payments made on our behalf.

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

Table of Contents	39

insufficient documentary evidence that we had reviewed information underlying manual journal entries at a sufficient level of detail, (ii) insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our AI business in China, (iii) an aggregation of deficiencies in our monitoring and activity-level controls related to processes in our AI business in China including accounts payable, accrued liabilities, payroll and fixed assets, and (iv) failure to retain documentary evidence of all inventory purchases and the insufficient evaluation of the impact of discounted sales transactions on the valuation of our inventory, all of which we described in our 2022 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

In our 2022 Form 10-K, we disclosed that management had determined that material weaknesses in our internal control over financial reporting (described above) existed. As of the date of this report, the implementation of the plan developed by management to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls continues. Such implementation has been slowed by various factors, including the COVID-19 pandemic. As a result, there was no change in our internal control over financial reporting during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the year ended December 31, 2022, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $(388.5) million as of December 31, 2022 and an accumulated deficit of $(409.7) million as of September 30, 2023. In addition, for the nine months ended September 30, 2023, we had a net loss of $(21.2) million.

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

Table of Contents	40	Financial Statement Index

We may not have sufficient cash to repay our outstanding senior secured indebtedness.

As of September 30, 2023, the entire aggregate principal amount of $16.3 million remained outstanding under the New Mudrick Notes, which became due and payable in full on October 31, 2023. Our available cash and other liquid assets are currently not sufficient to pay such obligations in full. If we do not pay the New Mudrick Notes in full on the scheduled maturity date, Mudrick will have available to them all rights under the New Mudrick Loan Agreements and applicable law, which include, without limitation, foreclosing on the collateral securing the New Mudrick Notes. Mudrick’s exercise of any such rights could have a material adverse effect on our financial condition.

We did not make required repayments of the outstanding loans under the New Mudrick Loan Agreement that were due beginning on June 30, 2023, which constitute events of default for which we have not received a waiver as of the date of this Form 10-Q. While we are actively engaged in discussions with Mudrick regarding a resolution of the events of default and have made progress in such discussions, we cannot provide any assurance that we will be successful in obtaining a waiver or that Mudrick will continue to forebear from taking any enforcement actions against us.

We are dependent on a small number of customers for a large percentage of our revenue.

We have a concentration in the volume of business we transacted with customers, as during the nine months ended September 30, 2023, two of our customers represented about 28% and 24% of our revenue, respectively, while during nine months ended September 30, 2022, two customers represented about 55% and 23%, respectively, of our revenue. At September 30, 2023, accounts receivable from two of our customers represented about 12% and 12%, respectively, of our gross accounts receivable, while at December 31, 2022, accounts receivable from our three largest customers represented about 23%, 16% and 10%, respectively, of our gross accounts receivable. The loss of any of these large customers would have a material adverse impact on our financial results.

Our failure to meet the continued listing requirements of the Nasdaq Stock Market could result in a delisting of our common stock.

On April 27, 2023, we received a written notice from the Nasdaq Listing Qualifications Department notifying us that, pursuant to Nasdaq Listing Rule 5550(b)(3), we are required to maintain a minimum of $500,000 in net income from continuing operations in the most recently completed fiscal year, or two of the last three fiscal years (the “Net Income Standard”). Since our 2022 Form 10-K reported net loss from continuing operations, and as of April 25, 2023, we did not meet the alternative continued listing standards (collectively, with the Net Income Standard, the “Continued Listing Standards”) under Nasdaq Listing Rule 5550(b) of a minimum stockholders' equity of $2.5 million or minimum market value of listed securities of $35 million, we no longer comply with the Continued Listing Standards. In accordance with Nasdaq Listing Rule 5810(c)(2)(A), on June 12, 2023 we submitted a plan to regain compliance with the Continued Listing Standards to the Nasdaq Listing Qualifications Department. On July 24, 2023, the Nasdaq Listing Qualifications Department notified us that it was granting us until October 24, 2023 (the “Extension Period”) to file a report with the SEC and Nasdaq stating that we have successfully executed our plan to regain compliance with the Continued Listing Standards and that we did in fact regain such compliance. We were not able to regain compliance with the Continued Listing Standards by October 24, 2023 and, on October 26, 2023, we received a staff determination letter from Nasdaq indicating that we did not regain compliance with the Continued Listing Standards and that, unless we request an appeal of Nasdaq’s determination, our common stock was subject to delisting.

We appealed Nasdaq’s delisting determination to a Hearings Panel (the “Panel”) and were notified by Nasdaq that we have been granted a hearing with the Panel on February 1, 2024.

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

Table of Contents	41

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

We did not sell any equity securities during the quarter ended September 30, 2023 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

Between July 1, 2023 and September 30, 2023, we issued 2,702,589 shares of common stock to Ionic Ventures, LLC for advances made pursuant to the ELOC Purchase Agreement between July 1, 2023 and September 30, 2023, we issued 300,000 shares of our common stock to Ionic Ventures, LLC to fulfil our obligations as a result of our failure to meet the filing and effectiveness deadlines specified in the Registration Rights Agreement, and we issued 97,000 shares of our common stock to Ionic Ventures, LLC in partial fulfillment of our obligations pursuant to the 2023 Debentures.

We made the offer and sale of securities in the above-described private placement in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investor in a purchase agreement we entered into with the investor.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We did not make required repayments of the outstanding loans under the New Mudrick Loan Agreement that were due beginning on June 30, 2023, which constitute events of default for which we have not received a waiver as of the date of this Form 10-Q. While we are actively engaged in discussions with Mudrick regarding a resolution of the events of default and have made progress in such discussions, we cannot provide any assurance that we will be successful in obtaining a waiver or that Mudrick will continue to forebear from taking any enforcement actions against us. As of the date of this Form 10-Q, the principal amount outstanding, together with interest on the unpaid principal balance of the Mudrick Loan, is approximately $17.4 million.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On November 18, 2023, we and Ionic entered into a letter agreement (the “November 2023 Letter Agreement”) which, among other things, amends the Subordinated Convertible Debenture, dated as of March 14, 2023, by and between Remark and Ionic (the “First 2023 Debenture”).

The November 2023 Letter Agreement amends the First 2023 Debenture to include language that requires us to notify Ionic if we enter into any new debt agreement after November 18, 2023 or modify any debt agreement that existed at November 18, 2023. If Ionic determines that the terms of such new or modified agreements are preferable to the terms of the First 2023 Debenture, Ionic can give us written notice to amend, within five days, the terms of the First 2023 Debenture, excluding principal and interest, to give Ionic the benefit of such preferable terms.

Table of Contents	42

ITEM 6.    EXHIBITS

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	File Number	Filed On	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation	8-K	001-33720	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	06/08/2016	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	04/11/2017	3.1
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	07/09/2021	3.1
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	12/21/2022	3.1
3.7	Amended and Restated Bylaws	8-K	001-33720	02/13/2015	3.1
10.1	Letter Agreement, dated as of July 12, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC	8-K	001-33720	07/18/2023	10.1
10.2	Letter Agreement, dated as of August 10, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC	8-K	001-33720	08/16/2023	10.1
10.3	Letter Agreement, dated as of September 15, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC	8-K	001-33720	09/21/2023	10.1
10.4*	Letter Agreement, dated as of November 18, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Table of Contents	43

Incorporated Herein By Reference To
Exhibit Number	Description	Document	File Number	Filed On	Exhibit Number
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith

Table of Contents	44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	November 20, 2023	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	45