Form 10-K
period 2023-12-31
REMARK HOLDINGS, INC.
filed 2024-04-15
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

Commission File Number 001-33720
Remark Holdings, Inc.

Delaware	33-1135689
State of Incorporation	IRS Employer Identification Number

800 S. Commerce St.
Las Vegas, NV 89106

Address, including zip code, of principal executive offices

702-701-9514

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

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

As of June 30, 2023, the aggregate market value of our voting and non-voting common equity held by non-affiliates was $15.7 million.

As of April 12, 2024, a total of 42,559,701 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s preliminary proxy statement relating to the 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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

PART I

ITEM 1.    BUSINESS

OVERVIEW

Remark Holdings, Inc. and its subsidiaries (“Remark”, “we”, “us”, or “our”) constitute a diversified global technology business with leading AI-powered analytics, computer vision and smart agent solutions, delivered via an integrated suite of AI tools that help organizations understand their customer demographics and behavior while monitoring, understanding, and acting on potential security threats in real-time.

While we will continue to work with customers in China, we have been responding to the pandemic-related challenges and political tensions by looking for opportunities to expand our business in the Asia-Pacific region outside of China, where we believe there still are fast-growth AI market opportunities for our solutions, as well as by spending increasing amounts of effort over the past several quarters developing business opportunities in the United States, the U.K., and in Central and South America, where we see demand for AI products and solutions in the workplace, government and public safety markets. During 2023, we began sales in the U.K. and Brazil, and we successfully signed initial contracts to assist expansion of our sales into Colombia, Malaysia, and India. Given the lack in those three respective countries and in Brazil of AI companies specializing in computer vision, we believe we have a first-mover advantage with regard to targeting the same industries that we have successfully targeted in China and which we have targeted in the U.S. and U.K. In addition, we anticipate expanding sales into the Middle East during 2024, which expansion we do not believe will be affected by the current geopolitical situation in that region.

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

Our corporate headquarters and U.S. operations are based in Las Vegas, Nevada, and we also maintain operations in London, England and Chengdu, China. On February 12, 2024, we were notified by the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the Staff has determined to delist our shares of common stock, par value $0.001 per share, from Nasdaq based upon our non-compliance with the net income standard in Listing Rule 5550(b)(3) and the annual shareholders’ meeting requirement in Listing Rule 5620(a). Trading of our common stock on Nasdaq was suspended at the opening of business on February 14, 2024. In connection with the suspension of trading on Nasdaq, our common stock began trading on the OTC Pink Market and then on the OTCQX Best market under the ticker symbol MARK on March 8, 2024.

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

Table of Contents	1

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

Table of Contents	3

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

We currently earn the majority of our revenue from sales of AI-based products and services. Excluding general and administrative expense, the primary costs we incur to earn the revenue described below include:

•software development costs, including licensing costs for third-party software

•cost of equipment related to customized AI products

•costs associated with marketing our brands

AI Business

We generate revenue by using the proprietary data and AI software platform we developed to deliver AI-based computer vision products, computing devices and software-as-a-service solutions for businesses in various industries. We continue to partner with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe will keep us among the leaders in technology development.

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

We deploy the SSP to integrate with each customer’s IT infrastructure, including, in many cases, cameras already in place at the customer’s location(s). When necessary, we also sell and deploy hardware to create or supplement the customer’s monitoring capabilities. Such hardware includes, among other items, cameras, edge computing devices and/or our Smart Sentry units. The Smart Sentry is a large mobile camera unit with a telescoping mast on which high-quality imaging devices are mounted. Based upon customer needs, the imaging devices may be RGB cameras and (or) thermal cameras. The camera works in conjunction with an edge computing device that is also mounted to the unit. The Smart Sentry is an example of how we incorporate the SSP in modern IT architectural concepts, including edge computing and micro-service architectures. Edge computing, for example, allows the SSP to conduct AI computing tasks at distributed locations for time-critical or privacy-critical tasks. The SSP is a SaaS application for advanced safety and security markets that also supports cloud deployment via Microsoft Azure or Amazon Web Services.

We customize and sell our innovative AI-based computer vision products and solutions, including the SSP, to customers in the retail, construction, public safety, workplace safety and public sector markets. We have also developed versions of our solutions for application in the transportation and energy markets.

Table of Contents	4

Concentrations

We have a concentration in the volume of business we transacted with customers, as during the year ended December 31, 2023, two of our customers represented 35% and 30%, respectively, of our revenue, while during the year ended December 31, 2022, two of our customers represented about 46%, and 20%, respectively, of our revenue. At December 31, 2023, net accounts receivable from three of our customers represented about 37%, 34%, and 12%, respectively, of total net accounts receivable, while at December 31, 2022, net accounts receivable from one of our customers represented about 36% of the total. The loss of any of these large customers would have a material adverse impact on our financial results, and we are currently working to diversify our customer base to reduce our reliance on a small number of customers.

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

Intellectual Property

We rely upon trademark, copyright and trade secret laws in various jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brands. We own 33 copyright registrations and nine AI-related patents, with 27 AI-related patents pending in China, the U.K. and the U.S.

Technology

Our technologies include software applications built to run on third-party cloud hosting providers including Microsoft Azure and Amazon Web Services located in North America, Europe, the Middle East and Southeast Asia. We make substantial use of off-the-shelf available open-source technologies such as Linux, PHP, MySQL, Drupal, mongoDB, Memcache, Apache, Nginx, CouchBase, Hadoop, HBase, ElasticSearch, Lua, Java, Redis, Akka and Wordpress, in addition to commercial platforms such as Microsoft, including Windows Operating Systems, SQL Server, and .NET. Such systems are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. We also utilize third-party services to geographically deliver data using major content distribution network providers. We rely heavily on virtualization throughout our technology architecture, which enables the scaling of dozens of digital media properties in an efficient and cost-effective manner.

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

Table of Contents	5

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

Table of Contents	6

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

Employees

We employed 46 people as of April 12, 2024, all of whom are full-time employees.

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

Risks Relating to Our Corporate Structure

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

Prior to the termination of our contractual arrangements with the VIEs, we relied on such contractual arrangements with the former VIEs to operate our business in China. The revenues contributed by the former VIEs constituted a majority of our total revenues for the fiscal years ended December 31, 2023 and 2022.

In recent years, the Chinese government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to variable interest entities. These recent statements indicate an intent by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. The Interim Measures regarding Overseas Securities Offering and Listing of Domestic Companies, which became effective as of March 31, 2023, could potentially require us to obtain CSRC approval before making securities offerings in the US if CSRC determines that our primary business operations are based in China. Such new regulations could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our common stock to significantly depreciate or become worthless. In addition, although we believe that our historical contractual arrangements with the former VIEs complied with applicable Chinese laws and regulations, the Chinese government may determine at any time that such contractual arrangements with the former VIEs did not apply with Chinese regulations, or such

Table of Contents	7

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

Table of Contents	8

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

Table of Contents	9

We may be liable for improper colleciton, storage, use, transfer or appropriation of personal information provided by our customers and any failure to comply with Chinese laws and regulations over data security could result in materially adverse impact on our business, results of operations and the value of our common stock.

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

Table of Contents	10

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

Table of Contents	11

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

Table of Contents	12

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

Table of Contents	13

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

Our business and operations would suffer in the event of system failures.

Our computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and our business could be adversely affected.

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. The size and complexity of our AI-based solutions and information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

Table of Contents	14

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

Table of Contents	15

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

Table of Contents	16

Risks Relating to our Company

We have a history of operating losses and we may not generate sufficient revenue to support our operations.

During the year ended December 31, 2023, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations, resulting in an accumulated deficit of $(417.7) million.

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

As of April 12, 2024, $16.3 million of aggregate principal remained outstanding under the New Mudrick Loans, which became due and payable in full on October 31, 2023. Our available cash and other liquid assets are currently not sufficient to pay such obligations in full. If we do not pay the New Mudrick Notes in full on the scheduled maturity date, Mudrick will have available to them all rights under the New Mudrick Loan Agreement and applicable law, which include, without limitation, foreclosing on the collateral securing the New Mudrick Notes, which consists of all our assets. Mudrick’s exercise of any such rights could have a material adverse effect on our financial condition.

We are dependent on a small number of customers for a large percentage of our revenue.

We have a concentration in the volume of business we transacted with customers, as during the year ended December 31, 2023, two of our customers represented 35% and 30%, respectively, of our revenue, while during the year ended December 31, 2022, two of our customers represented about 46%, and 20%, respectively, of our revenue. At December 31, 2023, net accounts receivable from three of our customers represented about 37%, 34%, and 12%, respectively, of total net accounts receivable, while at December 31, 2022, net accounts receivable from one of our customers represented about 36% of the total. The loss of any of these large customers would have a material adverse impact on our financial results.

Our independent registered public accounting firm’s reports for the fiscal years ended December 31, 2023 and 2022 have raised substantial doubt regarding our ability to continue as a “going concern.”

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it

Table of Contents	17

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

Table of Contents	18

Risks Relating to Our Common Stock

Our stock price has fluctuated considerably and is likely to remain volatile, and various factors could negatively affect the market price or market for our common stock.

The trading price of our common stock has been and may continue to be volatile. From January 1, 2022, through April 12, 2024, the high and low sales prices for our common stock were $10.90 and $0.14, respectively. The trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•general market and economic conditions;

•the low trading volume and limited public market for our common stock; and

•minimal third-party research regarding Remark.

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

We have warrants to purchase approximately one million shares of common stock outstanding as of April 12, 2024. Until a holder of our warrants acquires shares of our common stock upon exercise of such warrants, such holder will have no rights with respect to shares of our common stock issuable upon exercise of the warrants. Upon exercise of warrants by, the holder shall become entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

A significant number of additional shares of our common stock may be issued under the terms of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

As of April 12, 2024, we had outstanding stock options allowing for the purchase of as many as approximately 1.6 million shares of common stock. Also outstanding were (i) an obligation to issue common stock related to the debentures we issued to Ionic Ventures, LLC (“Ionic”) in March 2023 and April 2023 (the “Debentures”) and related to draws we have made under a common stock purchase agreement with Ionic, (ii) shares of our common stock issuable upon exercise of a warrant we issued to Armistice Capital Master Fund Ltd. in a private placement (the “Investor Warrant”), which is exercisable for as many as 423,729 shares of common stock, (iii) warrants to purchase as many as an aggregate of 12,712 shares of our common stock issued to A.G.P./Alliance Global Partners and its designees (the “Financial Advisor Warrants”), which are exercisable for as many as an aggregate of 12,712 shares of common stock, and (iv) warrants we issued pursuant to a settlement agreement that we entered into with China Branding Group Limited and its joint official liquidators, providing for the right to purchase 571,000 shares of common stock at a per share exercise price of $60.00 (the “CBG Settlement Warrants”).

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

The issuance of common stock pursuant to the warrants and the Debentures would substantially dilute the proportionate ownership and voting power of existing stockholders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

Table of Contents	19

Provisions in our corporate charter documents and under Delaware law could make an acquisition of Remark more difficult, which acquisition may be beneficial to stockholders.

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of the General Corporation Law of the State of Delaware (the “DGCL”), which may discourage, delay or prevent a merger with, acquisition of or other change in control of Remark, even if such a change in control would be beneficial to our stockholders, include the following:

•only our Board of Directors may call special meetings of our stockholders;

•our stockholders may take action only at a meeting of our stockholders and not by written consent;

•we have authorized, undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

Additionally, Section 203 of the DGCL prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. We have not opted out of the restriction under Section 203, as permitted under the DGCL.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them, meaning that you may have difficulty in reselling your shares and that the price of the shares may decline.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Table of Contents	20

While our shares are quoted on the OTCQX, we are required to remain current in our filings with the SEC for our shares of common stock to remain quoted on the OTCQX and not be moved to the OTC Pink Market.

While the common stock is quoted on the OTCQX, we will be required to remain current in our filings with the SEC in order for shares of the common stock to be eligible for quotation on the OTCQX. In the event that we become delinquent in our required filings with the SEC, quotation of the common stock on the OTCQX will be terminated following a 30 day grace period if we do not make our required filing during that time, and quotation of our shares of common stock will continue on the OTC Pink Sheets under the “Limited Information” tier. Given the reduced transparency of companies on the OTC Pink Sheets – Limited Information tier, trading for companies listed on this tier tends to be more attenuated and/or unpredictable. Therefore, if the common stock is not eligible for quotation on the OTCQX, investors in the common stock may find it difficult to sell their shares.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.    CYBERSECURITY

We maintain a cyber risk management protocol designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The underlying processes and controls of our cyber risk management protocol incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We have undertaken, on an annual basis, to conduct an assessment of our cyber risk management processes and controls to identify, quantify, and categorize material cyber risks. In addition, we have developed a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, we maintain policies over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We consult with a third-party specialist with regard to our cyber risk management processes and controls.

Our management team is responsible for oversight and administration of our cyber risk management protocol, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes and relies on threat intelligence as well as other information obtained from governmental, public, or private sources. Our Audit Committee also provides oversight of risks from cybersecurity threats.

As part of its review of the adequacy of our system of internal controls over financial reporting and disclosure controls and procedures, the Audit Committee is specifically responsible for reviewing the adequacy of our computerized information system controls and security related thereof. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services, brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. Such briefs include updates on our processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of our business. To date, we have not had a cybersecurity incident. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats

Table of Contents	21

will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

ITEM 2.    PROPERTIES

We conduct our operations primarily from office space located in Las Vegas, Nevada. The location is leased pursuant to an agreement expiring in March 2026. We also lease locations in Chengdu and Shanghai, China and in the Greater London region in England. We believe that our office space is suitable and adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the OTCQX Best market under the symbol MARK. From October 2007 through February 13, 2024, our stock was listed and traded on The Nasdaq Capital Market under the symbol MARK. We had 64 holders of record of our common stock as of April 12, 2024.

DIVIDENDS

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and continue the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities during the quarter ended December 31, 2023 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

On December 19, 2023, we issued 560,000 shares of our common stock to Ionic in partial fulfillment of our obligation to issue common stock pursuant to the debentures we issued to Ionic in March 2023 and April 2023.

We made the offer and sale of securities in the above-described private placement in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investor in a purchase agreement we entered into with the investor.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Table of Contents	22

Please see Item 12 for more information regarding Equity Compensation Plan Information.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 in conjunction with our consolidated financial statements and notes thereto set forth in Part II, Item 8 of this Form 10-K. Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this Form 10-K.

OVERVIEW

We are a diversified global technology business with leading AI-powered analytics, computer vision and smart agent solutions, delivered via an integrated suite of AI tools that help organizations understand their customer demographics and behavior while monitoring, understanding, and acting on potential security threats in real-time.

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

Table of Contents	25	Financial Statement Index

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

Table of Contents	26	Financial Statement Index

Overall Business Outlook

Two primary factors have been affecting our business in recent quarters and occupying our focus as we plan for the future. We began 2023 having to deal with the slow economic recovery in China as municipalities and businesses there tried to return to fully-normalized operations following strict preventative measures related to the COVID-19 pandemic. As 2023 progressed, the rising political tensions between the U.S. and China reached a point that such tensions also negatively impacted our ability to complete projects in China on a similar pace as we had previously done by making it somewhat more difficult for an American company in the newer but rapidly-developing AI space to overcome politically-based perceptions and do business in China. Though we remain optimistic that political tensions between the U.S. and China will begin to relax, aided by the most recent summit between such countries’ leaders, we expect that we may continue to face difficult-to-predict operating results in China for approximately the next 12 months. As a result, we reduced staffing levels at our China subsidiaries early in the fourth quarter of 2023, such that we can still continue working with existing clients with our smaller footprint while saving on operating costs until such time as the political tensions ease and the business environment for American companies in the AI space in China becomes more conducive to again expand operations.

While we will continue to work with customers in China, we have been responding to the pandemic-related challenges and political tensions by looking for opportunities to expand our business in the Asia-Pacific region outside of China, where we believe there still are fast-growth AI market opportunities for our solutions, as well as by spending increasing amounts of effort over the past several quarters developing business opportunities in the United States, the U.K., and in Central and South America, where we see demand for AI products and solutions in the workplace, government and public safety markets. During 2023, we began sales in the U.K. and Brazil, and we successfully signed initial contracts to assist expansion of our sales into Colombia, Malaysia, and India. Given the lack in those three respective countries and in Brazil of AI companies specializing in computer vision, we believe we have a first-mover advantage with regard to targeting the same industries that we have successfully targeted in China and which we have targeted in the U.S. and U.K. In addition, we anticipate expanding sales into the Middle East during 2024, which expansion we do not believe will be affected by the current geopolitical situation in that region.

In conjunction with the geographic diversification of our business, we believe we can more rapidly and more efficiently develop and increase our market presence in the various industries that we have identified as being most important by establishing business relationships with channel partners and larger players that can assist us with our sales efforts. To that end, we have been discussing such relationship possibilities with large, established players in the information technology and burgeoning AI space which could provide us with access to their respective online marketplaces and other sales channels as well.

Despite our efforts, pandemics of any type and any resulting preventative measures, as well as economic and geopolitical conditions in some international regions, could affect our business and we cannot be sure what the ultimate effects will be. We will continue to pursue geographic diversification, but anticipating when, or if, we can close on the opportunities in front of us is difficult. In addition, we may face a large number of well-known competitors which would make deploying our software solutions in the market segments we have identified difficult.

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

Table of Contents	27	Financial Statement Index

Business Developments During 2023

China’s response to the COVID-19 pandemic, known as the Zero-COVID policy, included lockdowns and/or other severe restrictions on business and daily life in China, which made it difficult for us to interact with our clients and vendors through at least December 2022. As described above, such preventative measures, in addition to the high level of political tension between the U.S. and China, have had lingering economic and operational effects which made it difficult for us to complete as many projects in China during 2023 as compared to 2022. Our customers have only slowly been able to restart stalled projects or begin new ones. The majority of our completed work was related to a large telecommunications provider in China and concrete producers. We completed certain projects in China during 2023 worth approximately $1.4 million, but the agreement has not yet met the criteria for revenue recognition and therefore we will only record revenue related to such agreement as we collect cash from the customer. As of December 31, 2023, we had not collected a material amount of cash from such customer. Cost associated with the projects for which such agreement has not yet met the criteria for revenue recognition was approximately $1.2 million. As noted above, we also successfully signed contracts to assist expansion of our sales into Colombia, Malaysia, and India, though we have not yet recognized any revenue from new clients in such areas and we recognize that these are just the first steps into new markets.

The following table presents our revenue categories as a percentage of total consolidated revenue during the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
AI-based products and services	94%	94%
Advertising and other	6%	6%

Table of Contents	28	Financial Statement Index

CRITICAL ACCOUNTING ESTIMATES

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

Accounts Receivable

When we record trade receivables arising from revenue transactions with customers, we record an allowance for credit losses for the current expected credit losses inherent in such assets over their expected lives. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. We estimate expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, we pool assets with similar country risk and credit risk characteristics. Changes in the relevant information may significantly affect the estimates of expected credit losses.

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

Table of Contents	30	Financial Statement Index

RESULTS OF OPERATIONS

The following tables summarize our operating results for the year ended December 31, 2023, and the discussion following the table explains material changes in such operating results compared to the year ended December 31, 2022.

(dollars in thousands)	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage
Revenue, including amounts from China Business Partner	$4,402	$11,666	$(7,264)	(62)%

Cost of revenue	3,323	11,331	(8,008)	(71)%
Sales and marketing	1,408	971	437	45%
Technology and development	1,893	2,101	(208)	(10)%
General and administrative	13,374	18,399	(5,025)	(27)%
Depreciation and amortization	285	166	119	72%
Impairments	1,280	—	1,280
Total cost and expense	21,563	32,968

Interest expense	(4,294)	(6,073)	1,779	(29)%
Finance cost related to options to issue common stock	(7,672)	(1,422)	(6,250)	440%
Loss on investment	—	(26,356)	26,356	(100)%
Other loss, net	(20)	(339)	319	(94)%
Net loss	$(29,147)	$(55,492)

Revenue and Cost of revenue. During the year ended December 31, 2023, our project completions slowed significantly in China, first as business and economic recovery efforts that began after China lifted most of its onerous COVID-19 related restrictions at the end of 2022 continued to be sluggish, and then as the previously-noted political tensions between the U.S. and China continued to make it more difficult than expected for us to complete projects.

Cost of revenue during the year ended December 31, 2023 decreased primarily in conjunction with the decreases in project completions described above. Also, during year ended December 31, 2022, we recorded approximately $1.3 million of inventory obsolescence in cost of revenue, while we did not record a material amount of inventory obsolescence in year ended December 31, 2023.

Sales and marketing. The addition in late 2022 of three new personnel, including two executive positions, on our sales team caused an increase of $0.3 million in payroll and related expense during the year ended December 31, 2023.

General and administrative. During the year ended December 31, 2023, we recorded $1.2 million less bad debt expense than during the prior year because, during the prior year, we had to re-evaluate the amounts receivable from customers based on what was then recent information and, as a result, we substantially increased our reserve for credit losses and there were fewer accounts to review during our evaluation of current expected credit losses. We experienced a decrease of approximately $0.7 million in legal and other professional fees primarily because the year ended December 31, 2022 included expense related to financings and the filing of amendments to registration statements whereas we did not have as much similar activity during 2023. Also contributing to the overall decrease in general and administrative expense was a decrease of $1.5 million in certain expenses related to business development, including short-term work space rentals. Finally, our share-based compensation

Table of Contents	31

expense decreased by $1.8 million due to a large number of stock options with a grant date of July 8, 2021 becoming fully expensed in January 2023, in comparison to having a full year of expense during 2022, and due to the decrease in the number of outstanding cash bonuses to our employees in China.

Impairments. During 2023, we recorded an impairment of approximately $0.8 million related to a software asset for which we no longer have established cash flows to support continued recognition of such asset, and we also determined that certain costs that we had capitalized to software development in progress would no longer be recoverable and we recorded an impairment of approximately $0.2 million. Also during 2023, we deemed a certain prepaid expense amount unrecoverable because the amount related to certain items a vendor had already begun to custom build for us but which we had to cancel, so we recorded an impairment of approximately $0.2 million.

Interest expense. We executed the Original Mudrick Loan Agreements in December 2021, pursuant to which we obtained the Original Mudrick Loans in the aggregate principal amount of $30.0 million. During the year ended December 31, 2022, we recorded in interest expense approximately $2.2 million of amortization of debt discount and debt issuance cost related to the Original Mudrick Loans, but did not have any such amortization during the year ended December 31, 2023 because the debt discount and debt issuance cost were fully amortized during 2022. Interest expense also decreased because significantly less debt principal was outstanding on the Original Mudrick Loans during the year ended December 31, 2023 than during the prior year, even though the interest rate had increased from 16.5% to 20.5%. Partially offsetting the decreases in interest expense was the amendment and extension fee of approximately $0.8 million we recorded in relation to our entry on March 14, 2023 into the New Mudrick Loan Agreement.

Finance cost related to obligations to issue common stock. The finance cost during the year ended December 31, 2023 resulted from the establishment and remeasurement of obligations to issue our common stock that we incurred in relation to the debentures we issued to Ionic in 2022 and 2023, as well as the ELOC Advances we received from Ionic, all of which is described in Note 14 in the Notes to Consolidated Financial Statements. Several obligations related to ELOC Advances were outstanding as of December 31, 2023, in addition to obligations related to debentures we issued during 2023, while the only obligation we had outstanding as of December 31, 2022 related to the debenture we issued to Ionic in October 2022.

Loss on investment. On July 1, 2021, as the result of a business combination involving a U.S.-based venture, Sharecare, Inc. (“Legacy Sharecare”) and Falcon Capital Acquisition Corp., a special purpose acquisition company, the common stock of the surviving entity of such business combination (“New Sharecare”) became listed on the Nasdaq Stock Market LLC and our equity in Legacy Sharecare converted into cash and shares of publicly traded common stock of New Sharecare. As a result of the common stock of New Sharecare being traded on a national securities exchange, we were able to remeasure our investment at fair value. Since July 1, 2021, the value of the New Sharecare stock steadily declined, which caused the losses on investment during the year ended December 31, 2022. On July 11, 2022, we delivered our remaining 6,250,000 shares of New Sharecare to our lender at their request and, as a result, we did not maintain investments during the year ended December 31, 2023.

Other loss, net. During the year ended December 31, 2022, we accrued $0.4 million of liquidated damages related to a registration statement which became effective after the time frame during which we were required to ensure such registration statement became effective. We had no similar activity during the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the year ended December 31, 2023, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $(417.7) million within stockholders’ deficit as of December 31, 2023. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $10.5 million during the year ended December 31, 2023. As of December 31, 2023, our cash balance was $0.1 million. Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to, and management has concluded that there is, substantial doubt regarding our ability to continue as a going concern.

Table of Contents	32

Mudrick Loans (Past Due)

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

On March 14, 2023, we entered into the New Mudrick Loan Agreement pursuant to which all of the Original Mudrick Loans were cancelled in exchange for the New Mudrick Notes in the aggregate principal amount of approximately $16.3 million. The New Mudrick Notes bear interest at a rate of 20.5% per annum, which shall be payable on the last business day of each month commencing on May 31, 2023. The interest rate will increase by 2% and the principal amount outstanding under the New Mudrick Notes and any unpaid interest thereon may become immediately due and payable upon the occurrence of any event of default under the New Mudrick Loan Agreement. All amounts outstanding under the New Mudrick Notes, including all accrued and unpaid interest, will be due and payable in full on October 31, 2023. See Note 13 in the Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding the New Mudrick Notes.

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

As of the date of this Form 10-K, the principal amount outstanding, together with interest on the unpaid principal balance of the New Mudrick Notes, is approximately $18.8 million and is past due.

Table of Contents	33

Obligations to Issue Common Stock

On October 6, 2022, we entered into a debenture purchase agreement (the “2022 Debenture Purchase Agreement”) with Ionic, pursuant to which we issued a convertible subordinated debenture in the original principal amount of $2.8 million (the “2022 Debenture”) to Ionic for a purchase price of $2.5 million (See Note 14 in the Notes to Consolidated Financial Statements included in this report for additional detail).

In connection with the 2022 Debenture, on October 6, 2022, we also entered into a purchase agreement with Ionic (as amended by those certain letter agreements by and between Remark and Ionic, dated as of January 5, 2023; July 12, 2023; August 10, 2023; September 15, 2023; and February 14, 2024, and by the First Amendment dated January 9, 2024, the “Amended ELOC Purchase Agreement”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Ionic to purchase up to an aggregate of $50.0 million of shares of our common stock over the 36-month term of the Amended ELOC Purchase Agreement. Under the Amended ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of a resale registration statement filed with the SEC registering such shares and that the 2022 Debenture shall have been fully converted into shares of common stock or shall otherwise have been fully redeemed and settled in all respects in accordance with the terms of the 2022 Debenture, we have the right to present Ionic with a purchase notice (each, a “Purchase Notice”) directing Ionic to purchase any amount up to $0.5 million of our common stock per trading day, at a per share price equal to 80% (or 70% if our common stock is not then trading on Nasdaq) of the average of the two lowest volume-weighted average prices (“VWAPs”) over a specified measurement period. With each purchase under the Amended ELOC Purchase Agreement, we are required to deliver to Ionic an additional number of shares equal to 2.5% of the number of shares of common stock deliverable upon such purchase. (See Note 14, Note 16 and Note 19 in the Notes to Consolidated Financial Statements included in this report for additional detail).

On January 5, 2023, we and Ionic entered into a letter agreement (the “January 2023 Letter Agreement”) which amended the ELOC Purchase Agreement. Under the January 2023 Letter Agreement, the parties agreed, among other things, to (i) amend the floor price below which Ionic will not be required to buy any shares of our common stock under the ELOC Purchase Agreement from $0.25 to $0.20, determined on a post-reverse split basis, (ii) amend the per share purchase price for purchases under the ELOC Purchase Agreement to 90% of the average of the two lowest daily VWAPs over a specified measurement period, which will commence at the conclusion of the applicable measurement period related to the 2022 Debenture and (iii) waive certain requirements in the ELOC Purchase Agreement to allow for a one-time $0.5 million purchase under the ELOC Purchase Agreement. See Note 14 in the Notes to Consolidated Financial Statements included in this report for additional detail.

On March 14, 2023, we entered into another debenture purchase agreement (the “2023 Debenture Purchase Agreement”) with Ionic pursuant to which we authorized the issuance and sale of two convertible subordinated debentures in the aggregate principal amount of $2.8 million for an aggregate purchase price of $2.5 million. The first debenture is in the original principal amount of $1.7 million for a purchase price of $1.5 million (the “First Debenture”), which was issued on March 14, 2023, and the second debenture is in the original principal amount of $1.1 million for a purchase price of $1.0 million (the “Second Debenture” and collectively with the First Debenture, the “2023 Debentures”). The terms of the 2023 Debentures are further described in Note 14 in the Notes to Consolidated Financial Statements included in this report.

On September 15, 2023, we and Ionic entered into a letter agreement (the “September 2023 Letter Agreement”) which amends the Amended ELOC Purchase Agreement. Under the September 2023 Letter Agreement, which repeated changes made in earlier letter agreements between Remark and Ionic dated July 12, 2023 and August 10, 2023, the parties agreed, among other things, to (i) allow Remark to deliver one or more irrevocable written notices (“Exemption Purchase Notices”) to Ionic in a total aggregate amount not to exceed $20.0 million, which total aggregate amount shall be reduced by the aggregate amount of previous Exemption Purchase Notices, (ii) amend the per share purchase price for purchases under an Exemption Purchase Notice to 80% of the average of the two lowest daily volume-weighted average prices (“VWAPs”) over a specified measurement period, (iii) amend the definition of the specified measurement period to stipulate that, for purposes of calculating the final purchase price, such measurement period begins the trading day after Ionic pays Remark the amount requested in the purchase notice, while the calculation of the dollar volume of Remark common stock traded on the principal market to determine the length of the measurement period shall begin on the trading day after the previous measurement period ends, iv) that any additional Exemption Purchase Notices that are not in accordance with the terms and provisions of the Purchase Agreement shall be subject to Ionic’s approval, v) to amend section 11(c) of the Amended ELOC Purchase Agreement to increase the Additional Commitment Fee from $0.5 million to $3.0 million and vi) that by September 29, 2023, the parties will amend the Debenture Transaction Documents to include a so-called Most Favored Nation provision that will provide Ionic with necessary protection against any future financing, settlement, exchange or other transaction whether with an existing or new lender, investor or counterparty, and that, if such amendment is not made by September 29, 2023, the Additional Commitment Fee shall be further increased to approximately $3.8 million.

Table of Contents	34

On January 9, 2024, we and Ionic entered into an amendment (the “First Amendment”) to the Amended ELOC Purchase Agreement. Under the First Amendment, the parties agreed, among other things, (i) to clarify that the Floor Price per the agreement is $0.25, (ii) to amend the per share purchase price for purchases under a Regular Purchase Notice to 80% of the average of the two lowest daily volume-weighted average prices (“VWAPs”) over a specified measurement period, (iii) to increase the frequency at which we can submit purchase notices, within limits, and (iv) to amend section 11(c) of the ELOC Purchase Agreement to increase the Additional Commitment Fee from $500,000 to approximately $3.8 million.

On February 14, 2024, we and Ionic entered into a letter agreement (the “January 2024 Letter Agreement”) which amends the Amended ELOC Purchase Agreement. Under the January 2024 Letter Agreement, the parties agreed, among other things, (i) to redefine the definition of Principal Market to include markets in addition to the Nasdaq Capital Market and the OTC Bulletin Board, (ii) that Ionic will forbear from enforcing any noncompliance with the covenants in the Amended ELOC Purchase Agreement as a result of Remark’s delisting from Nasdaq and any related suspension of trading on Nasdaq, and (iii) to clarify that we can still issue Regular Purchase Notices despite the delisting from Nasdaq and any related suspension of trading on Nasdaq so long as the Principal Market is either the OTCQX, OTCQB, or OTCBB and each Regular Purchase does not exceed $500,000.

During the first quarter of 2024, Ionic advanced to us a total of $4.0 million pursuant to the Amended ELOC Purchase Agreement. From January 8, 2024 through April 9, 2024, we issued a total of 20,520,846 shares of our common stock to Ionic in full settlement of the 2023 Convertible Debentures and in partial settlement of ELOC Advances.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to June 30, 2024.

Table of Contents	35

Cash Flows - Operating Activities

During the year ended December 31, 2023, we used $6.2 million less cash in operating activities than we did during the same period of the prior year. The decrease in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

Investing activities during the year ended December 31, 2023 were de minimis, while we received $6.3 million in proceeds from the sale of a portion of our marketable securities during 2022.

Cash Flows - Financing Activities

During the year ended December 31, 2023, we received $2.5 million from Ionic in exchange for the issuance of convertible debentures, and Ionic also advanced us an aggregate of $8.1 million under the ELOC Purchase Agreement for which we issued 7,110,762 shares of our common stock and for which we expect to issue another estimated 10,876,635 shares of our common stock. Also during the year ended December 31, 2023, we received $1.4 million of advances from senior management representing various operating expense payments and repaid $1.4 million of advances from senior management. During the prior year, we received $2.7 million of proceeds from debt financings and other financings, repaid $6.2 million of the Original Mudrick Loans and received $3.3 million of advances from senior management and repaid $2.1 million of advances from senior management representing various operating expense payments made on our behalf.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Consolidated Financial Statements included in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

Table of Contents	36

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by the Form 10-K. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, due to the identification of the material weaknesses in our internal control over financial reporting as further described below, our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2023. Notwithstanding the material weaknesses in our internal control over financial reporting, we believe that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

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

Table of Contents	37

documentation of review and approval of manual journal entries. Specifically, we failed to retain documentary evidence that we had reviewed underlying information at a sufficient level of detail. As a result, we are unable to demonstrate our effective review prior to approval of manual journal entries. Management also identified a material weakness related to insufficient documentation of our consideration of appropriate revenue recognition criteria for certain contracts arising from our China operations. As a result, there is a risk that we could misapply the new revenue recognition guidance and improperly recognize revenue. During 2019, management identified a material weakness related to the valuation of its e-commerce inventory. Specifically, we failed to retain documentary evidence of all inventory purchases and our evaluation of the impact of discounted sales transactions on the valuation of our inventory was insufficient. As a result, there was a risk that we could fail to properly record our e-commerce inventory at the lower of cost or net realizable value.

During our fourth quarter evaluations in 2023 and 2022, management concluded that we did not select and develop control activities that contributed to the mitigation of risks to acceptable levels, as required by the control activities component of the COSO framework; specifically, we had not completed implementation of our remediation plan related to the material weaknesses we identified during 2018 and 2019 (though we have recently begun the implementation of a new ERP system that we expect will help to remediate the material weaknesses). Such material weaknesses included deficiencies in the documentation of appropriate review and approval of manual journal entries, in our consideration of appropriate revenue recognition criteria for certain contracts arising from our business in China, and in our monitoring and activity-level controls specific to various business processes in our business in China. The failure to retain appropriate documentation of our review and approval of manual journal entries has a pervasive impact and, as such, this deficiency resulted in a risk that could have impacted virtually all financial statement account balances and disclosures. Regarding our business in China, the failure to document consideration of appropriate revenue recognition for certain contracts resulted in a risk that could have materially impacted revenue and cost of sales, while we noted deficiencies in our monitoring and activity-level controls related to processes including accounts payable, accrued liabilities, payroll and fixed assets. The deficiencies in the various business processes aggregate to a material weakness.

Based upon our evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Except for the identified material weaknesses, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. With the oversight of senior management, subsequent to December 31, 2018, a plan to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls was developed. Though the implementation of management’s plans to remediate the material weaknesses identified in 2018 and 2019 have been slowed by various factors, including the COVID-19 pandemic and working capital restrictions, their implementation is still ongoing; therefore, their effects were not fully mitigated in 2023.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Table of Contents	38	Financial Statement Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information under the captions Proposal 1: Election of Directors in our proxy statement for our 2024 annual meeting of stockholders (“2024 Proxy Statement”), which we will file with the SEC pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information under the caption Executive Compensation in our 2024 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information under the caption Security Ownership of Certain Beneficial Owners and Management in our 2024 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of December 31, 2023 regarding our equity compensation plans (the 2010 Equity Incentive Plan, the 2014 Incentive Plan, the 2017 Incentive Plan, and the 2022 Incentive Plan, all of which were approved by our security holders):

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders	1,618,851	$30.31	1,213,890
Not approved by security holders	—	$—	—

The 2010 Equity Incentive Plan has expired, but options issued under the plan while it was active remain outstanding.

See more detailed information regarding our equity compensation plans in Note 16 in the Notes to Consolidated Financial Statements in this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information under the captions Proposal 1: Election of Directors and Corporate Governance in our 2024 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Table of Contents	39

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information under the caption Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2024 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

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

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this Form 10-K in the attached Exhibit Index on the page immediately preceding the signature page.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

Table of Contents	40

EXHIBIT INDEX

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation	8-K	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	06/08/2016	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	04/11/2017	3.1
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	07/09/2021	3.1
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/21/2022	3.1
3.7	Amended and Restated Bylaws	8-K	02/13/2015	3.1
3.8	Amendment to Amended and Restated Bylaws	8-K	01/30/2024	3.1
4.1	Specimen certificate of common stock of Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	10-K	03/23/2012	4.1
4.2	Form of CBG Acquisition Warrant	8-K	09/26/2016	4.1
4.3	Registration Rights Agreement, dated as of March 3, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	03/04/2020	4.1
4.4	CBG Settlement Warrant	8-K	09/07/2021	4.1
4.5	Investor Warrant.	8-K	09/30/2021	4.1
4.6	Form of Financial Advisor Warrant.	8-K	09/30/2021	4.2
4.7	Description of Registrant’s Securities	10-K	03/31/2021	4.4
4.8	Subordinated Convertible Debenture, dated as of October 6, 2022	8-K	10/11/2022	4.1
4.9	Amended and Restated Subordinated Convertible Debenture, dated November 7, 2022, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	10-Q	11/14/2022	4.1
4.10	Form of Subordinated Convertible Debenture, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	4.1
10.1 [1]	2010 Equity Incentive Plan	8-K	06/21/2010	10.34
10.2 [1]	2014 Incentive Plan, as amended January 11, 2016	8-K	01/12/2016	10.1
10.3 [1]	2017 Incentive Plan	8-K	01/24/2018	10.1
10.4 [1]	2022 Incentive Plan	10-Q	11/14/2022	10.1
10.5	Common Stock Purchase Agreement, dated as of March 3, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	03/04/2020	10.1

Table of Contents	41	Financial Statement Index

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.6	First Amendment to Common Stock Purchase Agreement, dated as of April 9, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	04/14/2020	10.1
10.7	Amendment No. 1 dated August 5, 2021, to Promissory Note dated December 30, 2020, between Remark Holdings, Inc. and SV Booth Investments III LLC.	8-K	08/10/2021	10.1
10.8	Settlement Agreement and Mutual General Release dated as of August 31, 2021, by and among Remark Holdings, Inc., KanKan Limited, China Branding Group Limited (In Official Liquidation), acting by and through its joint official liquidators.	8-K	09/07/2021	10.1
10.9	Securities Purchase Agreement dated September 27, 2021, between Remark Holdings, Inc. and the purchasers signatory thereto.	8-K	09/30/2021	10.1
10.10	Registration Rights Agreement dated September 27, 2021, between Remark Holdings, Inc. and the purchasers signatory thereto.	8-K	09/30/2021	10.2
10.11	Form of Senior Secured Loan Agreement dated December 3, 2021.	8-K	12/07/2021	10.1
10.12	First Amendment to Senior Secured Loan Agreement dated as of August 3, 2022.	8-K	08/08/2022	10.1
10.13	Debenture Purchase Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.1
10.14	Amendment No. 1 to Debenture Purchase Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	S-1	11/07/2022	10.2
10.15	Purchase Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.2
10.16	Registration Rights Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.3
10.17	Provisional Waiver and Consent Agreement, dated as of October 6, 2022, between Remark Holdings, Inc., certain of its subsidiaries party thereto, and Mudrick Capital Management, LP.	8-K	10/11/2022	10.4
10.18	Subordination and Intercreditor Agreement, dated as of October 6, 2022, among Ionic Ventures, LLC, Mudrick Capital Management, LP and Remark Holdings, Inc.	8-K	10/11/2022	10.5
10.19	Letter Agreement, dated as of January 5, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	01/11/2023	10.1
10.20	Debenture Purchase Agreement, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	10.1
10.21	Registration Rights Agreement, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	10.1
10.22	Note Purchase Agreement, dated as of March 14, 2023, between Remark Holdings, Inc., certain of its subsidiaries party thereto, and Mudrick Capital Management, LP.	8-K	03/16/2023	10.1
10.23	Letter Agreement, dated as of July 12, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	07/18/2023	10.1

Table of Contents	42	Financial Statement Index

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.24	Letter Agreement, dated as of August 10, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	08/16/2023	10.1
10.25	Letter Agreement, dated as of September 15, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	09/21/2023	10.1
10.26	Letter Agreement, dated as of November 18, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	10-Q	11/20/2023	10.4
10.27	First Amendment, dated as of January 9, 2024, to Purchase Agreement dated as of October 6, 2022, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	01/16/2024	10.1
10.28	Agreement, dated January 29, 2024, by and between Remark Holdings, Inc. and Microsoft Corporation.	8-K	01/30/2024	10.1
10.29	Letter Agreement, dated as of February 14, 2024, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	02/21/2024	10.1
21.1	List of subsidiaries
23.1	Consent of Weinberg & Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101
The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended months ended December 31, 2023 and 2022; (iii) Consolidated Statements of Stockholders’ Deficit for the twelve months ended months ended December 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2023 and 2022; and (v) Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

1.Management Contract or Compensation Plan or Arrangement.

Table of Contents	43	Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	April 15, 2024	By:	/s/ Kai-Shing Tao
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

Name	Title	Date

/s/ Kai-Shing Tao
Kai-Shing Tao	Chief Executive Officer and Chairman (principal executive officer, principal financial officer and principal accounting officer)	April 15, 2024

/s/ Theodore Botts
Theodore Botts	Director	April 15, 2024

/s/ Brett Ratner
Brett Ratner	Director	April 15, 2024

Elizabeth Xu	Director

/s/ Daniel Stein
Daniel Stein	Director	April 15, 2024

Table of Contents	44	Financial Statement Index

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Remark Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Remark Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Table of Contents	F - 2	Financial Statement Index

Accounts receivable in China

As described further in Note 5 to the consolidated financial statements, the Company has gross receivables of $7.0 million in accounts receivable from customers in China as of December 31, 2023. The Company recorded an allowance for doubtful accounts of $5.7 million for these receivables, resulting in net accounts receivable of $1.3 million as of December 31, 2023.The Company is actively working with these customers to arrange payment of the past due balances, and management expects to collect the net remaining balance outstanding of these receivables.

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
•We confirmed with customers, or performed other procedures, to ensure that the Company’s performance obligations related to the outstanding receivables had been met including delivery and acceptance by the customer as of December 31, 2023.
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

Deferred Costs

As described further in Note 7 to the consolidated financial statements, deferred cost of revenue at December 31, 2023 totaled $6.6 million and represents amounts the Company has paid in advance to vendors providing services in relation to various revenue projects in China. The cost of the services provided are deferred and recorded as a prepaid asset until as such time as the Company has completed its performance obligation under the contract, at which point the accumulated costs will be recognized as cost of sales, and the related revenue will be recorded.

We identified the existence and realization of these assets as a critical audit matter because a high degree of auditor judgment was required to evaluate various qualitative factors used in the Company’s evaluation of the existence and realization of the assets, including economic and business conditions in China, the impact of Covid 19 related lockdowns, and assessment of the vendors’ ability to perform the services when required.

Our audit procedures related to the realization of this asset included the following, among others:

•We obtained an understanding of Managements policy and process for assessing the existence and realization of these assets.
•We examined the underlying contracts related to the projects in progress.
•We tested the existence of the deferred costs through tracing cash payment and by direct confirmation with the major vendors.
•We obtained, examined, and assessed for reasonableness the Company’s schedule for final implementation of the future revenue projects including corroborating key terms with the vendors.

Table of Contents	F - 3	Financial Statement Index

Obligations to issue common stock

As described in Note 14 to the financial statements, during the year ended December 31, 2023, the Company issued certain convertible debentures in an aggregate amount of $2.5 million to an investor, and also entered into an agreement with the same investor to issue shares of common stock for an aggregate amount of $8.1 million. The agreements to convert the notes, and to issue shares of the Company’s common stock, contained provisions and terms that resulted in the recognition of these instruments as fair value liabilities. The liabilities are required to be measured at fair value initially at issuance, and subsequently thereafter at each reporting date including December 31, 2023.

We identified auditing the valuation of the obligations to issue common stock as a critical audit matter due to the complexity of the accounting for the transaction and the significant judgements used by the Company in determining the fair value of these liabilities. This required a high degree of auditor judgment and increased auditor effort in auditing the determination and valuation of these liabilities.

The primary procedures we performed to address this critical audit matter included:

•We obtained and examined the agreements, including assessing the reasonableness of its presentation as a liability in the financial statements.
•We evaluated the appropriateness of the model used to value the liabilities and tested the reasonableness of the assumptions used by the Company in determining the fair value of the warrant liability.
•We developed an independent expectation of the liabilities and compared our independent expectation to the Company calculated value.

We have served as the Company’s auditor since 2020.

/s/ Weinberg & Company

Weinberg & Company, P.A.
Los Angeles, California
April 15, 2024

Table of Contents	F - 4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share amounts and par values)

	December 31,
	2023	2022
Assets
Cash	$145	$52
Trade accounts receivable, net	1,287	3,091
Inventory, net	750	308
Deferred cost of revenue	6,644	7,463
Prepaid expense and other current assets	614	1,374
Total current assets	9,440	12,288
Property and equipment, net	189	1,699
Operating lease assets	517	180
Other long-term assets	90	269
Total assets	$10,236	$14,436

Liabilities
Accounts payable	$9,348	$9,602
Advances from related parties	1,205	1,174
Obligations to issue common stock	10,033	1,892
Accrued expense and other current liabilities (including $495 of delinquent payroll taxes)	11,921	7,222
Contract liability	570	308
Notes payable (past due)	16,463	14,607
Total current liabilities	49,540	34,805
Operating lease liabilities, long-term	286	56
Total liabilities	49,826	34,861

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 22,038,855 and 11,539,564 shares issued and outstanding at December 31, 2023 and 2022, respectively	22	12
Additional paid-in-capital	379,244	368,945
Accumulated other comprehensive loss	(1,186)	(859)
Accumulated deficit	(417,670)	(388,523)
Total stockholders’ deficit	(39,590)	(20,425)
Total liabilities and stockholders’ deficit	$10,236	$14,436
See Notes to Consolidated Financial Statements

Table of Contents	F - 5	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenue, including amounts from China Business Partner (See Note 18)	$4,402	$11,666
Cost and expense
Cost of revenue (excluding depreciation and amortization)	3,323	11,331
Sales and marketing[1]	1,408	971
Technology and development[1]	1,893	2,101
General and administrative[1]	13,374	18,399
Depreciation and amortization	285	166
Impairments	1,280	—
Total cost and expense	21,563	32,968
Operating loss	(17,161)	(21,302)
Other expense
Interest expense	(4,294)	(6,073)
Finance cost related to obligations to issue common stock	(7,672)	(1,422)
Loss on investment	—	(26,356)
Other loss, net	(20)	(339)
Total other expense, net	(11,986)	(34,190)
Loss from before income taxes	(29,147)	(55,492)
Benefit from income taxes	—	9
Net loss	$(29,147)	$(55,483)
Other comprehensive loss
Foreign currency translation adjustments	(327)	(589)
Comprehensive loss	$(29,474)	$(56,072)

Weighted-average shares outstanding, basic and diluted	16,741,677	10,630,771

Net loss per share, basic and diluted	$(1.74)	$(5.22)

[1] Includes share-based compensation as follows:
Sales and marketing	$3	$3
Technology and development	(3)	(267)
General and administrative	157	1,961

See Notes to Consolidated Financial Statements

Table of Contents	F - 6	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except number of shares)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	10,515,777	11	364,333	(270)	(333,040)	$31,034
Adjustment for reverse stock split	(67)	—	5	—	—	5
Net loss	—	—	—	—	(55,483)	(55,483)
Share-based compensation	—	—	2,104	—	—	2,104
Common stock issued as service compensation	125,000	—	500	—	—	500
Common stock issued pursuant to agreements with Ionic (Note 14)	898,854	1	2,003	—	—	2,004
Foreign currency translation	—	—	—	(589)	—	(589)
Balance at December 31, 2022	11,539,564	12	368,945	(859)	(388,523)	(20,425)
Net loss	—	—	—	—	(29,147)	(29,147)
Share-based compensation	—	—	178	—	—	178
Common stock issued pursuant to agreements with Ionic (Note 14)	10,499,291	10	10,121	—	—	10,131
Foreign currency translation	—	—	—	(327)	—	(327)
Balance at December 31, 2023	22,038,855	$22	$379,244	$(1,186)	$(417,670)	$(39,590)

See Notes to Consolidated Financial Statements

Table of Contents	F - 7	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(29,147)	$(55,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285	166
Share-based compensation	157	1,697
Amortization of debt issuance costs and discount	—	2,189
Cost of extending note payable	750	283
Finance cost on liability related to convertible debenture	7,672	1,422
Accrued interest included in note payable	1,139	—
Stock issuances for services performed	—	500
Loss on investment	—	26,356
Impairment of assets	1,280	—
Provision for doubtful accounts	1,729	2,882
Other	193	(182)
Changes in operating assets and liabilities:
Accounts receivable	(319)	3,650
Inventory	(260)	1,033
Deferred cost of revenue	818	(6,874)
Prepaid expense and other assets	501	4,213
Operating lease assets	(340)	1
Accounts payable, accrued expense and other liabilities	4,575	1,745
Contract liability	281	(251)
Operating lease liabilities	231	37
Net cash used in operating activities	(10,455)	(16,616)
Cash flows from investing activities:
Proceeds from investment	—	6,332
Purchases of property, equipment and software	(51)	(448)
Payment of amounts capitalized to software in progress	—	(1,063)
Net cash provided by (used in) investing activities	(51)	4,821
Cash flows from financing activities:
Proceeds from obligations to issue common stock - Ionic ELOC (Note 14)	8,100	—
Proceeds from obligations to issue common stock - Ionic Debentures (Note 14)	2,500	2,500
Proceeds from debt issuance	—	203
Advances from related parties	1,437	3,256
Repayments of debt	(33)	(6,217)
Repayment of advances from related parties	(1,405)	(2,082)
Net cash provided by (used in) financing activities	10,599	(2,340)
Net change in cash	93	(14,135)
Cash:
Beginning of period	52	14,187
End of period	$145	$52

Supplemental cash flow information:
Cash paid for interest	$1,579	$3,238

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon note payable conversion	$—	$2,804
Issuance of common stock - Ionic ELOC and Debentures (Note 14)	$10,131	$—
Transfer of marketable securities to partially settle debt	$—	$9,662
Transfer of software to inventory	$233	$—

See Notes to Consolidated Financial Statements

Table of Contents	F - 8	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023 and 2022

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and its subsidiaries (“Remark”, “we”, “us”, or “our”) constitute a diversified global technology business with leading artificial intelligence (“AI”) and data-analytics solutions. The common stock of Remark Holdings, Inc. is traded in the OTCQX Best market under the ticker symbol MARK.

We primarily sell AI-based products and services. We currently recognize substantially all of our revenue from China, with additional revenue from sales in the U.S. and the U.K.

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

Table of Contents	F - 9	Financial Statement Index

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

Table of Contents	F - 10	Financial Statement Index

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

Transfer of Cash or Assets

Dividend Distributions

As of the date of this Form 10-K, none of our subsidiaries have made any dividends or distributions to Remark.

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

Going Concern

During the year ended December 31, 2023, and in each fiscal year since our inception, we have incurred operating losses which have resulted in a stockholders’ deficit of $(39.6) million as of December 31, 2023. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $10.5 million during the year ended December 31, 2023. As of December 31, 2023, our cash balance was $0.1 million. Also, we did not make required repayments of the outstanding loans under the New Mudrick Loan Agreement when due (see Note 13 for more information) and we have accrued approximately $0.5 million of delinquent payroll taxes.

Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to, and management has concluded that there is, substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to June 30, 2024.

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

We maintain cash balances in United States dollars (“USD”) and British pounds (“GBP”), while the VIEs maintain cash balances in USD, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	December 31,
	2023	2022
Cash denominated in:
USD	$31	$11
RMB	109	19
GBP	1	17
HKD	4	5
Total cash	$145	$52

We maintain substantially all of our USD-denominated cash at a U.S. financial institution where the balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of December 31, 2023, we do not believe we have any significant concentrations of credit risk. Cash held by our non-U.S. subsidiaries subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to our non-U.S. subsidiaries to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further expand our business in China could exceed original estimates.

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

Table of Contents	F - 13	Financial Statement Index

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

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2023	2022
Exchange rates at December 31st:
GBP:USD	1.273	1.209
RMB:USD	0.141	0.145
HKD:USD	0.128	0.128

Average exchange rate during the twelve months ended December 31st:
RMB:USD	0.141	0.149
GBP:USD	1.241	1.237

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

Table of Contents	F - 14	Financial Statement Index

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

Table of Contents	F - 15	Financial Statement Index

Accounts Receivable

When we record trade receivables arising from revenue transactions with customers, we record an allowance for credit losses for the current expected credit losses inherent in such assets over their expected lives. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. We estimate expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, we pool assets with similar country risk and credit risk characteristics. Changes in the relevant information may significantly affect the estimates of expected credit losses.

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

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated sales forecasts. At each of December 31, 2023 and 2022, reserve for inventory was $2.2 million.

Advertising Expense

Advertising expense is recorded during the period in which it is incurred. We did not incur a material amount of advertising expense during the years ended December 31, 2023 or 2022.

Research and Development

Engineering cost is recorded as technology and development expense during the period in which it is incurred.

Product Warranties

We offer extended warranties on our products for periods of one to three years. To estimate our warranty cost, we use historical warranty claim experience and we then net such cost against the related product revenue. Warranty costs were not material for the years ended December 31, 2023 and 2022.

Table of Contents	F - 16	Financial Statement Index

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

For the years ended December 31, 2023 and 2022, there were no reconciling items related to the numerators or denominators of the net income (loss) per share calculations. Securities which may have affected the calculation of diluted earnings per share for the years ended December 31, 2023 and 2022 if their effect had been dilutive include 1,618,851 and 1,626,631 stock options outstanding, respectively, and 1,007,441 and 1,011,441 outstanding stock warrants, respectively. All of the stock options outstanding as of December 31, 2023, and 1,435,471 of the stock options outstanding as of December 31, 2022 were out-of-the-money stock options. Our obligations to issue as many as 20,260,601 common stock shares (see Note 14) may have affected the calculation of diluted earnings per share for the years ended December 31, 2023 and 2022 if their effect had been dilutive.

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

Table of Contents	F - 17	Financial Statement Index

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. For us, ASU 2023-07 will be effective on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by ASU 2023-07 should be applied retrospectively to all periods presented in the financial statements. We do not expect this standard to have a material impact on our results of operations, financial position or cash flows.

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

Table of Contents	F - 18	Financial Statement Index

NOTE 3. CONCENTRATIONS OF RISK

Revenue and Accounts Receivable

The disaggregation of revenue tables in Note 4 demonstrate the concentration in our revenue from certain products and the geographic concentration of our business. We also have a concentration in the volume of business we transacted with customers, as during the year ended December 31, 2023, two of our customers represented 35% and 30%, respectively, of our revenue, while during the year ended December 31, 2022, two of our customers represented about 46%, and 20%, respectively, of our revenue. At December 31, 2023, net accounts receivable from three of our customers represented about 37%, 34%, and 12%, respectively, of total net accounts receivable, while at December 31, 2022, net accounts receivable from one of our customers represented about 36% of the total.

Deferred Cost of Revenue

See Note 7 for a discussion of a risk concentration regarding our deferred cost of revenue.

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

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by category of products and services (in thousands):

	Year Ended December 31,
	2023	2022
AI-based products and services, including $0.1 million and $5.4 million, respectively, from China Business Partner (See Note 18)	$4,124	$10,964
Other	278	702
Revenue	$4,402	$11,666

Table of Contents	F - 19	Financial Statement Index

The following table presents a disaggregation of our revenue by country (in thousands):

	Year Ended December 31,
	2023	2022
China	$4,138	$11,402
United States and United Kingdom	264	264
Revenue	$4,402	$11,666

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the year ended December 31, 2023, our contract liability changed only as a result of routine business activity.

During the years ended December 31, 2023 and 2022, the amount of revenue we recognized that was included in the beginning balance of Contract liability was not material.

During the years ended December 31, 2023 and 2022, we did not recognize revenue from performance obligations that were satisfied in previous periods.

Certain Agreements Related to AI-Based Product Sales in China

We completed certain projects in China during the year ended December 31, 2023 worth approximately $1.4 million, but the agreement did not meet the criteria for revenue recognition on an accrual basis. We will recognize the revenue from such agreement as we receive the cash. We recognized approximately $0.1 million of such amount during the year ended December 31, 2023.

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	December 31,
	2023	2022
Gross accounts receivable balance	$7,063	$7,213
Allowance for credit losses	(5,776)	(4,122)
Accounts receivable, net	$1,287	$3,091

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our China AI projects in the years ended December 31, 2023 and 2022; including $0.7 million and $1.1 million, respectively, of trade receivables from projects related to work with our China Business Partner (see Note 18 for more information regarding our China Business Partner and related accounting); represented essentially all our gross trade receivables in each such period. During the year ended December 31, 2023, when evaluating for

Table of Contents	F - 20	Financial Statement Index

current expected credit losses, we took into account our historical experience as well as our expectations based upon how we believe the COVID-19 pandemic has caused lingering effects on us and our customers, and as a result, we recorded approximately $1.7 million of additional reserve for bad debt. Despite the longer collection timelines normally observed with Chinese entities, we noted that the COVID-19-related lockdowns that persisted in China for most of 2022 caused further delay in our ability to collect all balances due from some of our customers in China and, as a result of our inability to assure collection of all amounts due from such customers, we recorded a reserve for credit losses during 2022 of approximately $2.8 million for all accounts receivable from China customers that were more than one year past due.

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

As of December 31, 2021, we held 9,431,920 shares of common stock of New Sharecare. We sold 3,181,920 shares of New Sharecare during the year ended December 31, 2022 for cash of $6.3 million.

On July 2, 2022, we received a Notice of Trigger Event and Mandatory Payment from our senior lenders, which required that we make a prepayment of our senior secured loans (which are described in Note 13) by delivering to each lender shares of common stock of New Sharecare in the fair market amount applicable to each such lender to prepay our senior secured loans. On July 11, 2022, we delivered our remaining 6,250,000 shares of New Sharecare, which reduced the outstanding principal amount on our senior secured loans by approximately $9.7 million, and as a result, we no longer owned any equity interests in New Sharecare subsequent to such date.

We incurred a total net loss on investment during the year ended December 31, 2022 of $26.4 million, all of which was related to the decline in value of our investment in New Sharecare.

NOTE 7. DEFERRED COST OF REVENUE

Deferred cost of revenue during the years ended December 31, 2023 and 2022 of $6.6 million and $7.5 million, respectively, represents amounts we have paid in advance to vendors providing services to us in relation to various projects in China. Specifically, the deferred cost of revenue balance at December 31, 2023, a large percentage of which was paid to a single vendor for project installations we expect will be provided to us through our China Business Partner (described in more detail in Note 18), will be utilized as the vendors install our software solutions and/or hardware at numerous sites across various regions of China for our customers and as the vendors perform other services for us pursuant to customer requirements. Because most of the projects for which we have engaged the vendors require purchases of hardware, equipment and/or supplies in advance of site visits, we made the prepayments in anticipation of several large batches of project installations. We neither made any additional advance payments to vendors in 2023 related to projects provided to us through our China Business Partner, nor were we able to complete a material amount of such projects during 2023. We were able to complete installations of other projects that reduced by $2.7 million the deferred cost of revenue balance associated with the vendor which performs the project installations provided to us through our China Business Partner, as well as for other of our clients. During the year ended December 31, 2023, we also paid an additional $2.5 million to other vendors in anticipation of projects to be completed.

Lengthy COVID-19 related lockdowns that occurred in various regions in China during 2022 were the initial cause of delays in completing projects for which we had paid in advance. A slow recovery from such lockdowns in addition to increased political tensions between the U.S. and China led to our decision to reduce staff in China, all of which has made progress in completing projects slow. Given that the delays were not a result of the vendor’s inability to either perform the services or refund the amounts we advanced, and also because we were able to complete some of the installations during 2023, we believe the balance as of December 31, 2023 will be fully recovered.

Table of Contents	F - 21	Financial Statement Index

NOTE 8. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	December 31,
	2023	2022
Other receivables	147	23
Prepaid expense	339	1,144
Deposits	128	201
Other current assets	—	6
Total	$614	$1,374

During the year ended December 31, 2023, we deemed a certain prepaid expense amount unrecoverable because the amount related to certain items a vendor had already begun to custom build for us but which we had to cancel, so we recorded an impairment of approximately $0.2 million.

NOTE 9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

		December 31,
	Estimated Life (Years)	2023	2022
Vehicles	3	153	153
Computers and equipment	3	1,217	1,170
Furniture and fixtures	3	42	42
Software	3	4,082	5,160
Leasehold improvements	3	204	204
Software development in progress		—	1,199
Total property, equipment and software		$5,698	$7,928
Less accumulated depreciation		(5,509)	(6,229)
Total property, equipment and software, net		$189	$1,699

For the years ended December 31, 2023 and 2022, depreciation (and amortization of software) expense was $0.3 million and $0.2 million, respectively. Additionally, fully-depreciated assets totaling approximately $0.8 million were written off during 2023.

During the year ended December 31, 2023, we recorded an impairment of approximately $0.8 million related to a software asset for which we no longer had established cash flows to support continued recognition of such asset, and we also determined that certain costs that we had capitalized to software development in progress would no longer be recoverable and we recorded an impairment of approximately $0.2 million.

Table of Contents	F - 22	Financial Statement Index

NOTE 10. LEASES

We lease office space under contracts we classify as operating leases. None of our leases are financing leases.

The following table presents the detail of our lease expense, which is reported in General and administrative expense (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease expense	$394	$287
Short-term lease expense	631	1,343
Lease expense	$1,025	$1,630

We reported within operating cash flows for the years ended December 31, 2023 and 2022, $0.4 million and $0.2 million, respectively, of cash paid for amounts included in the measurement of operating lease liabilities.

As of December 31, 2023, our operating leases had a weighted-average remaining lease term of approximately 2.3 years, and we used a weighted-average discount rate of approximately 13%, which approximates our incremental borrowing rate, to measure our operating lease liabilities.

Maturity of Lease Liabilities

The following table presents information regarding the maturities of undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented in our December 31, 2023 Consolidated Balance Sheet (in thousands):

Operating lease liabilities maturing during the next:
One year	$340
Two years	249
Three years	63
Total undiscounted cash flows	$652
Present value of cash flows	$574

Lease liabilities on balance sheet:
Short-term (included in accrued expenses)	$288
Long-term	286
Total lease liabilities	$574

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

Table of Contents	F - 23	Financial Statement Index

NOTE 11. INCOME TAX

For the years ended December 31, 2023 and 2022, we did not have a material tax provision or a tax benefit to report, as we only had a de minimis foreign income tax expense for the year ended December 31, 2021, which amount was refunded to us during the year ended December 31, 2022.

The following table presents a reconciliation between the income tax benefit computed by applying the federal statutory rate and our actual income tax expense:

	Year Ended December 31,
	2023	2022
Income tax benefit (provision) at federal statutory rate	$(6,121)	$(11,653)
Change in deferred tax asset valuation allowance	5,459	10,611
Finance cost of equity line of credit	1,612	—
Tax effects of:
Statutory differences	27	883
R&D expense	(61)	(280)
Foreign tax rates different than U.S. federal statutory rate	(90)	(123)
Other permanent items	70	(42)
Deferred adjustments	(476)	404
Other	(420)	209
Income tax benefit (provision) as reported	$—	$9

Our 2023 and 2022 effective tax rates were significantly impacted by maintaining a valuation allowance against net deferred tax assets in all jurisdictions, both domestic and foreign, as well as a permanent book-tax adjustment for the finance cost associated with the Amended ELOC Purchase Agreement (see Note 14).

The following table presents loss before income tax attributable to domestic and to foreign operations (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(24,202)	$(49,297)
Foreign	(4,945)	(6,195)
Loss before income taxes	$(29,147)	$(55,492)

Deferred Tax Assets and Liabilities

We assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs in each jurisdiction. The realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of existing deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, and we evaluated both positive and negative evidence in determining the need for a valuation allowance. We continue to assess the realizability of DTAs and concluded that in each jurisdiction, we have not met the “more likely than not” threshold. As of December 31, 2023, we continue to maintain a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with ASC Topic 740, this assessment has taken into consideration the jurisdictions in which these DTAs reside.

Table of Contents	F - 24	Financial Statement Index

The following table presents the components of our DTAs and DTLs (in thousands):

	December 31,
	2023	2022
Deferred Tax Assets
Net operating loss carryforwards	$48,666	$42,744
Amortization of intangibles	2,731	2,371
Share-based compensation expense	7,879	7,865
Depreciation of fixed assets	46	33
Section 163(j) interest limitation	3,036	4,294
Other	1,994	1,133
Gross deferred tax assets	$64,352	$58,440
Valuation allowance	(64,352)	(58,440)
Deferred tax assets, net of valuation allowance	$—	$—

Net operating losses available at December 31, 2023 to offset future taxable income in the U.S. federal, U.S. state, Hong Kong, and China jurisdictions are $194.1 million, $41.7 million, $1.7 million, and $8.3 million, respectively. The statutory income tax rates in Hong Kong and China are 8.25% and 25.00%, respectively.

The U.S. net operating losses generated prior to 2019 expire between 2026 and 2038. The US net operating losses generated in 2019 to 2023 have no expiration date and can be carried forward indefinitely. The net operating losses generated in Hong Kong and United Kingdom have no expiration date and can be carried forward indefinitely, while the net operating losses generated in China have a five-year carryforward period.

 We file income tax returns in various domestic and foreign tax jurisdictions with varying statutes of limitation. We are generally not subject to examinations in the U.S. for periods prior to 2020. However, as we utilize our net operating losses prior periods can be subject to examination. In significant foreign jurisdictions, we are generally not subject to examination for periods prior to 2020.

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

For the years ended December 31, 2023 and 2022, we have no unrecognized tax benefits, and we have not taken any tax positions which we expect might significantly change unrecognized tax benefits during the 12 months following December 31, 2023.

Table of Contents	F - 25	Financial Statement Index

NOTE 12. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	December 31,
	2023	2022
Accrued compensation and benefit-related expense	$3,221	$1,448
Accrued delinquent payroll taxes	495	—
Accrued interest	1,570	769
Other accrued expense	3,577	2,393
Other payables	2,138	2,234
Operating lease liability - current	288	138
China Cash Bonuses	11	32
Other current liabilities	621	208
Total	$11,921	$7,222

NOTE 13. NOTES PAYABLE (PAST DUE)

The following table presents our notes payable (in thousands) as of:

	December 31,
	2023	2022
Principal balance of New Mudrick Notes (September 30, 2023) and Original Mudrick Loans (December 31, 2022)	$16,307	$14,418
Other notes payable	156	189
Notes payable	$16,463	$14,607

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

Table of Contents	F - 26	Financial Statement Index

During the year ended December 31, 2022, we repaid $6.2 million of the principal amount of the Original Mudrick Loans in cash and delivered all of our shares in Sharecare, Inc. to Mudrick on July 11, 2022, in partial settlement of the Original Mudrick Loans, resulting in a further repayment of approximately $9.7 million of the principal amount of the Original Mudrick Loans. As of December 31, 2022, the outstanding balance of the Original Mudrick Loans was $14.4 million, and approximately $0.8 million of accrued interest was included in Accrued expense and other current liabilities. During the year ended December 31, 2023, prior to the New Mudrick Loan Agreement (defined below) canceling the Original Mudrick Loans, we accrued approximately $0.6 million additional interest expense on the Original Mudrick Loans.

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

The New Mudrick Notes bear interest at a rate of 20.5% per annum, which is payable on the last business day of each month commencing on May 31, 2023. The interest rate will increase by 2% and the principal amount outstanding under the New Mudrick Notes and any unpaid interest thereon may become immediately due and payable upon the occurrence of any event of default under the New Mudrick Loan Agreement. All amounts outstanding under the New Mudrick Notes, including all accrued and unpaid interest, became due and payable in full on October 31, 2023. We incurred approximately $4.3 million of interest during the year ended December 31, 2023, related to our obligations to Mudrick. At December 31, 2023, accrued interest related to the New Mudrick Notes was approximately $1.6 million.

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

We did not make required repayments of the outstanding loans under the New Mudrick Loan Agreement that were due beginning on June 30, 2023, which constitute events of default for which we have not received a waiver as of the date of this Form 10-K. While we are actively engaged in discussions with Mudrick regarding a resolution of the events of default and have made progress in such discussions, we cannot provide any assurance that we will be successful in obtaining a waiver or that Mudrick will continue to forebear from taking any enforcement actions against us.

Other Notes Payable

The Other notes payable in the table above represent individually immaterial notes payable issued for the purchase of operating assets. Such notes payable bear interest at a weighted-average interest rate of approximately 6.2% and have a weighted-average remaining term of approximately 4.2 years.

Table of Contents	F - 27	Financial Statement Index

NOTE 14. OBLIGATIONS TO ISSUE COMMON STOCK

Convertible Debentures

On October 6, 2022, we entered into a debenture purchase agreement (the “2022 Debenture Purchase Agreement”) with Ionic Ventures LLC (“Ionic”) and a purchase agreement (the “Original ELOC Purchase Agreement”) with Ionic. Pursuant to the 2022 Debenture Purchase Agreement, we issued a convertible subordinated debenture in the original principal amount of approximately $2.8 million (the “2022 Debenture”) to Ionic for a purchase price of $2.5 million. The 2022 Debenture automatically converted into shares of our common stock (the “2022 Debenture Settlement Shares”) on November 17, 2022 upon the effectiveness of a registration statement we filed pursuant to a registration rights agreement we entered into with Ionic. Upon issuance of the 2022 Debenture, we initially estimated the obligation to issue common stock at approximately $3.6 million. As of December 31, 2022, we estimated such obligation to have a fair value of $1.9 million, representing an additional 1,720,349 shares to be issued pursuant to the 2022 Debenture. When the measurement period for determining the conversion price of the 2022 Debenture was completed, we determined that the final number of 2022 Debenture Settlement Shares would be 3,129,668 (inclusive of 898,854 shares that were issued during 2022), resulting in the issuance of an additional 2,230,814 shares during 2023 with a fair value of $3.1 million.

On March 14, 2023, we entered into a new debenture purchase agreement (the “2023 Debenture Purchase Agreement”) with Ionic pursuant to which we authorized the issuance and sale of two convertible subordinated debentures in the aggregate principal amount of approximately $2.8 million for an aggregate purchase price of $2.5 million. The first debenture is in the original principal amount of approximately $1.7 million for a purchase price of $1.5 million (the “First 2023 Debenture”), which was issued on March 14, 2023, and the second debenture is in the original principal amount of approximately $1.1 million for a purchase price of $1.0 million (the “Second 2023 Debenture” and collectively with the First Debenture, the “2023 Debentures”), which was issued on April 12, 2023. Upon issuance of the First 2023 Debenture and the Second 2023 Debenture, we initially estimated the obligations to issue common stock at an aggregate of approximately $4.1 million, or equivalent estimated issuable shares of 3,669,228. During 2023, we issued 657,000 shares with a fair value of $(0.4) million in partial settlement of the 2023 Debentures. As of December 31, 2023, we estimated that an aggregate total of 9,383,966 shares remained to be issued upon conversion in full of the 2023 Debentures, representing obligations with an aggregate fair value of $4.6 million.

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

Table of Contents	F - 28	Financial Statement Index

more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, the resale of the shares of our common stock issuable upon conversion of the 2023 Debentures and the shares of common stock that may be issued to Ionic if we fail to comply with our obligations in the 2023 Registration Rights Agreement. Because we did not meet the filing and effectiveness deadlines specified in the 2023 Registration Rights Agreement, we issued 300,000 shares of our common stock shares, with a fair value of $(0.3) million, to Ionic in July 2023.

Equity Line of Credit

The Original ELOC Purchase Agreement, as amended by those certain letter agreements by and between Remark and Ionic, dated as of January 5, 2023; July 12, 2023; August 10, 2023; and September 15, 2023 (as amended, the “Amended ELOC Purchase Agreement”), provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Ionic to purchase up to an aggregate of $50.0 million of shares of our common stock over the 36-month term of the Amended ELOC Purchase Agreement. Under the Amended ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of a resale registration statement filed with the SEC registering such shares and that the 2022 Debenture shall have been fully converted into shares of common stock or shall otherwise have been fully redeemed and settled in all respects in accordance with the terms of the 2022 Debenture, we have the right to present Ionic with a purchase notice (each, a “Purchase Notice”) directing Ionic to purchase any amount up to $3.0 million of our common stock per trading day, at a per share price equal to 80% (or 70% if our common stock is not then trading on Nasdaq) of the average of the two lowest volume-weighted average prices (“VWAPs”) over a specified measurement period. With each purchase under the Amended ELOC Purchase Agreement, we are required to deliver to Ionic an additional number of shares equal to 2.5% of the number of shares of common stock deliverable upon such purchase. The number of shares that we can issue to Ionic from time to time under the Amended ELOC Purchase Agreement shall be subject to the condition that we will not sell shares to Ionic to the extent that Ionic, together with its affiliates, would beneficially own more than 4.99% of the outstanding shares of our common stock immediately after giving effect to such sale (the “Beneficial Ownership Limitation”).

In addition, Ionic will not be required to buy any shares of our common stock pursuant to a Purchase Notice on any trading day on which the closing trade price of our common stock is below $0.20 (as amended by the Letter Agreement, as defined below). We will control the timing and amount of sales of our common stock to Ionic. Ionic has no right to require any sales by us, and is obligated to make purchases from us as directed solely by us in accordance with the Amended ELOC Purchase Agreement. The Amended ELOC Purchase Agreement provides that we will not be required or permitted to issue, and Ionic will not be required to purchase, any shares under the Amended ELOC Purchase Agreement if such issuance would violate Nasdaq rules, and we may, in our sole discretion, determine whether to obtain stockholder approval to issue shares in excess of 19.99% of our outstanding shares of common stock if such issuance would require stockholder approval under Nasdaq rules. Ionic has agreed that neither it nor any of its agents, representatives and affiliates will engage in any direct or indirect short-selling or hedging our common stock during any time prior to the termination of the Amended ELOC Purchase Agreement.

The Amended ELOC Purchase Agreement may be terminated by us at any time after commencement, at our discretion; provided, however, that if we sold less than $25.0 million to Ionic (other than as a result of our inability to sell shares to Ionic as a result of the Beneficial Ownership Limitation, our failure to have sufficient shares authorized or our failure to obtain stockholder approval to issue more than 19.99% of our outstanding shares), we will pay to Ionic a termination fee of $0.5 million, which is payable, at our option, in cash or in shares of common stock at a price equal to the closing price on the day immediately preceding the date of receipt of the termination notice. Further, the Amended ELOC Purchase Agreement will automatically terminate on the date that we sell, and Ionic purchases, the full $50.0 million amount under the agreement or, if the full amount has not been purchased, on the expiration of the 36-month term of the Amended ELOC Purchase Agreement. (See Note 19 for additional detail regarding certain amendments to the Amended ELOC Purchase Agreement.)

On January 5, 2023, we and Ionic entered into a letter agreement (the “Letter Agreement”) which amended the Original ELOC Purchase Agreement. Under the Letter Agreement, the parties agreed, among other things, to (i) amend the floor price below which Ionic will not be required to buy any shares of our common stock under the Amended ELOC Purchase Agreement from $0.25 to $0.20, determined on a post-reverse split basis, (ii) amend the per share purchase price for purchases under the Amended ELOC Purchase Agreement to 90% of the average of the two lowest daily VWAPs over a specified measurement period, which will commence at the conclusion of the applicable measurement period related to the 2022 Debenture and (iii) waive certain requirements in the Amended ELOC Purchase Agreement to allow for a one-time $0.5 million purchase under the Amended ELOC Purchase Agreement.

As partial consideration for the waiver to allow for the $0.5 million purchase by Ionic, we agreed to issue to Ionic that number of shares (the “Letter Agreement Shares”) equal to the difference between (x) the variable conversion price in the 2022 Debenture, and (y) the calculation achieved as a result of the following formula: 80% (or 70% if our common stock is not then

Table of Contents	F - 29	Financial Statement Index

trading on Nasdaq) of the lowest VWAP starting on the trading day immediately following the receipt of pre-settlement conversion shares following the date on which the 2022 Debenture automatically converts or other relevant date of determination and ending the later of (a) 10 consecutive trading days after (and not including) the Automatic Conversion Date (as defined in the Amended ELOC Purchase Agreement) or such other relevant date of determination and (b) the trading day immediately after shares of our common stock in the aggregate amount of at least $13.9 million shall have traded on Nasdaq. As of March 31, 2023, we estimated the obligation to issue the Letter Agreement Shares at approximately $0.2 million. As of June 30, 2023, we had issued all of the 200,715 Letter Agreement Shares at a fair value of $(0.2) million.

On September 15, 2023, we and Ionic entered into a letter agreement (the “September 2023 Letter Agreement”) which amends the Amended ELOC Purchase Agreement. Under the September 2023 Letter Agreement, which repeated changes made in earlier letter agreements between Remark and Ionic dated July 12, 2023 and August 10, 2023, the parties agreed, among other things, to (i) allow Remark to deliver one or more irrevocable written notices (“Exemption Purchase Notices”) to Ionic in a total aggregate amount not to exceed $20.0 million, which total aggregate amount shall be reduced by the aggregate amount of previous Exemption Purchase Notices, (ii) amend the per share purchase price for purchases under an Exemption Purchase Notice to 80% of the average of the two lowest daily volume-weighted average prices (“VWAPs”) over a specified measurement period, (iii) amend the definition of the specified measurement period to stipulate that, for purposes of calculating the final purchase price, such measurement period begins the trading day after Ionic pays Remark the amount requested in the purchase notice, while the calculation of the dollar volume of Remark common stock traded on the principal market to determine the length of the measurement period shall begin on the trading day after the previous measurement period ends, iv) that any additional Exemption Purchase Notices that are not in accordance with the terms and provisions of the Purchase Agreement shall be subject to Ionic’s approval, v) to amend section 11(c) of the Amended ELOC Purchase Agreement to increase the Additional Commitment Fee from $0.5 million to $3.0 million and vi) that by September 29, 2023, the parties will amend the Debenture Transaction Documents to include a so-called Most Favored Nation provision that will provide Ionic with necessary protection against any future financing, settlement, exchange or other transaction whether with an existing or new lender, investor or counterparty, and that, if such amendment is not made by September 29, 2023, the Additional Commitment Fee shall be further increased to approximately $3.8 million.

During the year ended December 31, 2023, Ionic advanced to us an aggregate of $8.1 million (the "ELOC Advances") pursuant to the Amended ELOC Purchase Agreement. Upon issuance of the ELOC Advances, we initially estimated the obligations to issue common stock at approximately $12.1 million, or equivalent estimated issuable shares of 14,523,432. In partial settlement of our obligation to issue common stock under the ELOC Advances, we issued 7,110,762 shares of our common stock during the year ended December 31, 2023 at aggregate fair value of approximately $6.1 million. As of December 31, 2023, we estimated that an additional 10,876,635 shares would be issued in settlement of our obligation to issue common stock under the ELOC Advances, representing an obligation with an aggregate fair value of $5.4 million.

Accounting for the Debentures and the ELOC

Using the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, we evaluated the 2022 Debenture Purchase Agreement and its associated 2022 Debenture, the 2023 Debenture Purchase Agreement and its associated 2023 Debentures, and the Amended ELOC Purchase Agreement and its associated Letter Agreement and ELOC Advances, and determined that all represented obligations that must or may be settled with a variable number of shares, the monetary value of which was based solely or predominantly on a fixed monetary amount known at inception. Using a Level 3 input, we estimated the number of shares of our common stock that we would have to issue for each obligation and multiplied the estimated number of shares by the closing market price of our common stock on the measurement date to determine the fair value of the obligation. We then recorded the amount of the initial obligation in excess of the purchase price as finance cost. We remeasure each obligation at every balance sheet date until all shares representing the obligation have been issued, with the change in the amount of the obligation being recorded as finance cost.

Table of Contents	F - 30	Financial Statement Index

The following table shows the changes in our obligations to issue common stock (dollars in thousands):

	2022 Debenture	2023 Debentures	Filing & Effectiveness Default	Letter Agreement	ELOC Advances	Total
Obligations to Issue Common Stock
Balance at December 31, 2022	$1,892	$—	$—	$—	$—	$1,892
Establishment of new obligation to issue shares	—	4,109	332	249	12,140	16,830
Issuance of Shares	(3,138)	(368)	(294)	(227)	(6,106)	(10,133)
Change in measurement of liability	1,246	906	(38)	(22)	(648)	1,444
Balance at December 31, 2023	$—	$4,647	$—	$—	$5,386	$10,033

Estimated Number of Shares Issuable
Balance at December 31, 2022	1,720,349	—	—	—	—	1,720,349
Establishment of new obligation to issue shares	—	3,669,228	300,000	200,715	14,523,432	18,693,375
Issuance of Shares	(2,230,814)	(657,000)	(300,000)	(200,715)	(7,110,762)	(10,499,291)
Change in estimated number of shares issuable	510,465	6,371,738	—	—	3,463,965	10,346,168
Balance at December 31, 2023	—	9,383,966	—	—	10,876,635	20,260,601

The following table shows the composition of finance cost during the year ended December 31, 2023 associated with our obligations to issue common stock (dollars in thousands):

	2022 Debenture	2023 Debentures	Filing & Effectiveness Default	Letter Agreement	ELOC Advances	Total
Initial obligation in excess of purchase price	$—	$1,609	$332	$249	$4,038	$6,228
Change in measurement of liability	1,246	906	(38)	(22)	(648)	1,444
Total	$1,246	$2,515	$294	$227	$3,390	$7,672

Finance cost during the year ended December 31, 2022 was approximately $1.4 million, which was related to the 2022 Debenture.

NOTE 15. COMMITMENTS AND CONTINGENCIES

At December 31, 2023, we had no material commitments outside the normal course of business.

Contingencies

As of December 31, 2023, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

Registration Rights Agreement

On September 27, 2021, we entered into a securities purchase agreement (the “Armistice Purchase Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice Capital”) pursuant to which we issued shares of our common stock together with warrants to purchase our common stock, subject to certain customary anti-dilution adjustments (the “Armistice Warrants”).

Table of Contents	F - 31	Financial Statement Index

In connection with our entry into the Armistice Purchase Agreement, we also entered into a registration rights agreement with Armistice Capital, pursuant to which we were obligated to file one or more registration statements, as necessary, to register under the Securities Act of 1933, as amended, the resale of the shares we issued to Armistice Capital and the shares underlying the Armistice Warrants (collectively, the “Armistice Registrable Securities”) and to obtain effectiveness of such registration statement no later than 90 days following September 27, 2021. The registration rights agreement provided that if we failed to satisfy our obligation to timely obtain effectiveness, we would incur a penalty of as much as $0.1 million The registration statement to register the resale of the Armistice Registrable Securities was declared effective on October 31, 2022. We had accrued the maximum penalty and, as of December 31, 2023, paid $0.2 million of this amount, resulting in an unpaid amount of $0.8 million included in other accrued expense at December 31, 2023.

NOTE 16. STOCKHOLDERS' DEFICIT

Equity Issuances

During the year ended December 31, 2023, we issued a total of 10,499,291 shares to Ionic in full or partial settlement of ELOC Advances and convertible debentures pursuant to transactions with Ionic (see Note 14).

Warrants

The following table summarizes information related to our equity-classified stock warrant issuances as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,011,441	$40.10
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—
Outstanding at December 31, 2022	1,011,441	$40.10	3.7	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(4,000)	100.00
Outstanding at December 31, 2023	1,007,441	$39.90	2.7	$—

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

Table of Contents	F - 32	Financial Statement Index

options, we issue any shares of our common stock resulting from such exercise from new authorized and unallocated shares available at the time of exercise.

We estimate the fair value of our stock option awards and China Cash Bonuses using the BSM Model. During the year ended December 31, 2022, we applied the following weighted-average inputs, which we classify in Level 3 of the fair value hierarchy, to the BSM Model for our stock option awards:

Year Ended December 31,
2022
Expected term in years	6.0
Expected volatility	101.27%
Expected dividends	—%
Risk-free interest rate	3.56%

We did not issue stock options or China Cash Bonuses during the year ended December 31, 2023.

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,483,902	$33.00
Granted	152,731	2.66
Exercised	—	—
Forfeited, cancelled or expired	(10,002)	14.11
Outstanding at December 31, 2022	1,626,631	$30.31	5.5	$1
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(7,780)	29.67
Outstanding at December 31, 2023	1,618,851	$30.31	4.5	$1

Exercisable at December 31, 2022	1,549,681	31.41	5.3	$1
Exercisable at December 31, 2023	1,598,754	30.67	4.4	$—

Table of Contents	F - 33	Financial Statement Index

The following table summarizes the status of non-vested stock options as of and for the dates and periods noted:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2021	206,250	$2,063
Vested	(160,100)	1,852
Forfeited, cancelled or expired	(6,200)	72
Non-vested at December 31, 2022	76,950	529
Granted	—	—
Vested	(56,853)	490
Forfeited, cancelled or expired	—	—
Non-vested at December 31, 2023	20,097	$31

No stock options were exercised during the years ended December 31, 2023 and 2022.

The following table summarizes activity related to our liability-classified China Cash Bonuses as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	103,600	$39.70
Granted	—	—
Forfeited, cancelled or expired	(32,150)	47.99
Outstanding at December 31, 2022	71,450	$35.99	6.1	$—
Forfeited, cancelled or expired	(14,700)
Outstanding at December 31, 2023	56,750	$30.86	5.1	$—

Exercisable at December 31, 2022	68,450	36.97	6.1	$—
Exercisable at December 31, 2023	56,750	30.86	5.1	$—

The following table presents the change in the liability associated with our China Cash Bonuses included in Accrued expense and other current liabilities (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$32	$439
Share-based compensation expense related to China Cash Bonuses	(21)	(407)
Balance at end of period	$11	$32

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

Table of Contents	F - 34	Financial Statement Index

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

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Year Ended December 31,
	2023	2022
Stock options	$178	$2,104
China Cash Bonuses	(21)	(407)
Total	$157	$1,697

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

The following table presents information regarding unrecognized share-based compensation cost associated with stock options and China Cash Bonuses:

December 31, 2023
Unrecognized share-based compensation cost for non-vested awards (in thousands):
Stock options	21
China Cash Bonuses	—
Weighted-average years over which unrecognized share-based compensation expense will be recognized:
Stock options	0.8
China Cash Bonuses	0

NOTE 17. RELATED PARTY TRANSACTIONS

As of December 31, 2023 and 2022, we owed approximately $1.2 million and $1.2 million, respectively, to members of management representing various operating expense payments made on our behalf. The amounts due are unsecured and non-interest-bearing, with no formal terms of repayment.

NOTE 18. CHINA BUSINESS PARTNER

We interact with an unrelated entity (the “China Business Partner”) in more than one capacity. First, since 2020, we have been working with the China Business Partner to earn revenue by obtaining business from some of the largest companies in China. Secondly, our artificial intelligence business in the U.S. purchased substantially all of its inventory from a subsidiary of the China Business Partner which manufactures certain equipment to our specifications; though, during the year ended December 31, 2023, we did not make any such purchases. In addition, a member of our senior leadership team maintains a role in the senior management structure of the China Business Partner.

Table of Contents	F - 35	Financial Statement Index

Also, for the years ended December 31, 2023 and 2022, we recognized approximately $0.1 million and $5.4 million of revenue from the relationship with the China Business Partner. At December 31, 2023 and 2022, in addition to the outstanding accounts receivable balances from the China Business Partner described in Note 5, we had outstanding accounts payable to the China Business Partner of $0.7 million and $0.8 million, respectively.

NOTE 19. SUBSEQUENT EVENTS

Trading of Our Common Stock

On February 14, 2024, trading of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”) was suspended and Nasdaq notified us that it would file a Form 25-NSE with the SEC to formally delist our common stock. Concurrent with the suspension of trading of our stock on Nasdaq, our stock began trading on the OTC Pink Market and then, beginning on March 8, 2024, our stock began trading on the OTCQX market. On April 9, 2024, Nasdaq filed a Form 25-NSE as official notification that our common stock had been delisted.

Ionic Transactions

On January 9, 2024, we and Ionic entered into an amendment (the “First Amendment”) to the Amended ELOC Purchase Agreement.

Under the First Amendment, the parties agreed, among other things, (i) to clarify that the Floor Price per the agreement is $0.25, (ii) to amend the per share purchase price for purchases under a Regular Purchase Notice to 80% of the average of the two lowest daily volume-weighted average prices (“VWAPs”) over a specified measurement period, (iii) to increase the frequency at which we can submit purchase notices, within limits, and (iv) to amend section 11(c) of the ELOC Purchase Agreement to increase the Additional Commitment Fee from $500,000 to approximately $3.8 million.

On February 14, 2024, we and Ionic entered into a letter agreement (the “January 2024 Letter Agreement”) which amends the Amended ELOC Purchase Agreement.

Under the January 2024 Letter Agreement, the parties agreed, among other things, (i) to redefine the definition of Principal Market to include markets in addition to the Nasdaq Capital Market and the OTC Bulletin Board, (ii) that Ionic will forbear from enforcing any noncompliance with the covenants in the Amended ELOC Purchase Agreement as a result of Remark’s delisting from Nasdaq and any related suspension of trading on Nasdaq, and (iii) to clarify that we can still issue Regular Purchase Notices despite the delisting from Nasdaq and any related suspension of trading on Nasdaq so long as the Principal Market is either the OTCQX, OTCQB, or OTCBB and each Regular Purchase does not exceed $500,000.

During the first quarter of 2024, Ionic advanced to us a total of $4.0 million pursuant to the Amended ELOC Purchase Agreement. From January 8, 2024 through April 9, 2024, we issued a total of 20,520,846 shares of our common stock to Ionic in full settlement of the 2023 Convertible Debentures and in partial settlement of ELOC Advances.

Table of Contents	F - 36	Financial Statement Index