Form 10-K/A
period 2023-12-31
REMARK HOLDINGS, INC.
filed 2024-04-29
CIK 1368365

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

As of April 25, 2024, a total of 42,609,701 shares of our common stock were outstanding.

EXPLANATORY NOTE

Remark Holdings, Inc. (“Remark”, “we”, “us” or “our”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024 (the “Original Filing”). The purpose of this Amendment is to provide the information required by Items 10 through 14 (Part III) of Form 10-K, and to update Item 15, rather than by incorporation by reference to a definitive proxy statement for our 2024 annual meeting of stockholders that we will file with the SEC. We are including new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Name	Age	Position
Kai-Shing Tao	47	Chief Executive Officer and Chairman of the Board
Theodore P. Botts	78	Director and Chairman of the Audit Committee
Elizabeth Xu	59	Director
Brett Ratner	55	Director and Chairman of the Compensation Committee
Daniel Stein	48	Director and Chairman of the Nominating and Governance Committee

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

Daniel Stein has served as a member of our Board since March 2017. Since January 2021, Mr. Stein has held the position of Senior Vice President of Partnerships, Crossix Analytics (which is part of Veeva Systems) where he oversees all media, enablement and product partnerships. He previously served since 2012 as Senior Vice President of Analytics Services & Product Strategy at Crossix Solutions, Inc., a healthcare and analytics and data company, where he was responsible for driving innovation across the Crossix product suite, including digital and TV-based solutions. Prior to joining Crossix, Mr. Stein spent eight years at Digitas and Digitas Health, an advertising agency, where he led the Strategy and Analysis group in New York. At Digitas Health, he built a team focused on leveraging analytics to help pharmaceutical and health-focused clients optimize their marketing plans and partnerships. Mr. Stein brings over 20 years of media, marketing, healthcare and agency experience focusing on products, marketing and innovation. Previously, he worked at Scholastic, where he developed interactive and direct marketing plans to support teachers and parents, and he gained additional healthcare experience at PricewaterhouseCoopers, where he designed and built comprehensive health & welfare systems for large companies. Mr. Stein graduated from the University of Pennsylvania with a B.A. in Economics. He has not served on any other boards or committees in the last five years.

Dr. Elizabeth Xu has served as a member of our Board since 2020. Since September 2020, she has been the Chief Executive Officer of A2C Leadership Group, Inc., a private leadership education firm, and chairperson of Be the Change Foundation, a public non-profit organization that has been helping K-12 students and working professionals establish their leadership skills. Dr. Xu was named as one of the top 50 diversity leaders in 2020, as one of the Silicon Valley Women of Influence in 2015, as a Female of Executive Year, and has received more than 10 other awards from various organizations. Dr. Xu is an international transformational technology leader and senior business executive with more than 20 years of experience that includes digital transformation through the application of artificial intelligence, Internet-of-Things, and other enterprise technology in multiple businesses. She was a Stanford University lecturer for several years, and she currently serves as an Innovation and Entrepreneurship Advisor at the MIT Sloan School of Management and she sits on the advisory board of Women in Technology International. From 2018 to 2019, Dr. Xu served as the Group CTO at Thailand-based Charoen Pokphand Group (CP Group), one of the world's largest conglomerates, where she drove the company's technology strategy and advancement and oversaw workforce re-training for more than 200 of the company's subsidiaries in various industries. During that time period, she also served as CEO of the CP Group subsidiaries in Thailand and the United States that conducted CP Group's research and development. From 2014 to 2017, Dr. Xu held several leadership roles, including serving as CTO of BMC Software, Inc., a global leader in information technology service management. At BMC, she was responsible for the company's Central Technology Organization and Digital Service Management BU Engineering Organization.

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

Delinquent Section 16(a) Reports

Under §16(a) of the Exchange Act, our directors, executive officers and holders of more than 10% of our common stock, must file initial reports of ownership and reports of changes in ownership with the SEC, and under SEC regulations, they must furnish us with copies of all §16(a) forms filed. To our knowledge, based solely upon our review of the copies of the forms furnished to us, we believe that our directors, executive officers and holders of more than 10% of our common stock complied with all §16(a) filing requirements during 2023, except that on June 23, 2023, Mr. Botts filed a late Statement of Changes in Beneficial Ownership on Form 4 covering several transactions that occurred on June 12, 2023 and June 14, 2023.

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

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the dollar amounts of salary (the only form of compensation during the years noted) earned by our named executive officer (“NEO”):

		Salary	Total
Kai-Shing Tao	2023	$350,000	$350,000
	2022	350,000	350,000

During 2023 and 2022, our NEO elected to defer a portion of his salary to future periods.

Employment Agreements

    Mr. Tao is an “at will” employee and we do not have employment agreement with him.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding our NEO’s unexercised options to purchase our common stock as of December 31, 2023 (all stock awards to our NEO had vested as of December 31, 2023):

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

Director Compensation

The Compensation Committee periodically awards our non-employee directors with equity-based compensation. The non-employee directors did not receive any awards during the year ended December 31, 2023. As of December 31, 2023, each non-employee director owned options to purchase shares of common stock as noted in the following table:

Number of Common Stock Shares Issuable Upon Exercise of Outstanding Stock Options
Theodore Botts	47,785
Brett Ratner	35,000
Daniel Stein	30,000
Elizabeth Xu	15,000

No non-employee director owned unvested shares of restricted stock as of December 31, 2023.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents information with respect to the beneficial ownership of our common stock as of April 25, 2024, by:

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

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. The information relating to our 5% beneficial owners is based on information we received from such holders. The percentage of beneficial ownership is based on 42,609,701 shares of common stock outstanding as of April 25, 2024.

Except as otherwise noted below, the address of persons listed in the following table is:

c/o Remark Holdings, Inc.
800 S. Commerce St.
Las Vegas, Nevada 89106

	Number of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Directors and NEOs
Kai-Shing Tao [1]	1,020,062	2.4%
Theodore Botts [2]	69,767	*
Brett Ratner [3]	35,000	*
Daniel Stein [3]	30,000	*
Elizabeth Xu [3]	15,000	*
All executive officers and directors as a group (5 persons) [4]	1,169,829	2.7%

* Represents holdings of less than 1% of shares outstanding.

1.Consists of (i) 23,474 shares of common stock held by Mr. Tao, (ii) 442,275 shares of common stock issuable upon exercise of options held by Mr. Tao, (iii) 524,631 shares of common stock held by Digipac, LLC (“Digipac”), (iv) 27,500 shares of common stock held by Pacific Star Capital and (v) 2,182 shares of common stock held by Pacific Star HSW LLC (“Pacific Star HSW”). Mr. Tao, as the manager and a member of Digipac, the Chief Investment Officer and sole owner of Pacific Star Capital, and the control person of Pacific Star HSW, may be deemed to beneficially own the shares of common stock beneficially owned by Digipac, Pacific Star Capital and Pacific Star HSW. Mr. Tao disclaims beneficial ownership of the shares of common stock beneficially owned by Digipac and Pacific Star HSW, except to the extent of his pecuniary interest therein.

2.Includes 47,785 shares of common stock issuable upon exercise of options.

3.Consists of shares of common stock issuable upon exercise of options.

4.Consists of 599,769 shares of common stock and 570,060 shares of common stock issuable upon exercise of options.

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

As of December 31, 2023, our Chief Executive Officer and Chairman, Kai-Shing Tao, had advanced certain expenses on behalf of Remark in the aggregate amount of approximately $1.1 million, $0.6 million of which amount remained outstanding as of April 25, 2024. Also as of December 31, 2023, approximately $0.2 million of accrued salary was owed to Mr. Tao, and such amount remained outstanding as of April 25, 2024.

Director Independence

The Board has determined that all of our current non-employee directors are independent within the meaning of SEC and Nasdaq rules. The Board has also determined that all directors serving on the Audit Committee, Nominating and Governance Committee and Compensation Committee are independent within the meaning of SEC rules.

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

Fees Billed for the 2023 and 2022 Fiscal Years

The following table presents the aggregate fees billed, by type of fee, in relation to services provided to us by Weinberg (in thousands):

	Year Ended December 31,
	2023	2022
Audit fees	$271	$289
All other fees [1]	23	21
Total	$294	$310

1.Represents fees billed for 2023 and 2022 primarily for work related to preparation of registration statements and associated amendments.

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

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this Amendment in the attached Exhibit Index.

EXHIBIT INDEX

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation	8-K	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	06/08/2016	3.1

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	04/11/2017	3.1
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	07/09/2021	3.1
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/21/2022	3.1
3.7	Amended and Restated Bylaws	8-K	02/13/2015	3.1
3.8	Amendment to Amended and Restated Bylaws	8-K	01/30/2024	3.1
4.1	Specimen certificate of common stock of Remark Media, Inc. (n/k/a Remark Holdings, Inc.)	10-K	03/23/2012	4.1
4.2	Form of CBG Acquisition Warrant	8-K	09/26/2016	4.1
4.3	Registration Rights Agreement, dated as of March 3, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	03/04/2020	4.1
4.4	CBG Settlement Warrant	8-K	09/07/2021	4.1
4.5	Investor Warrant.	8-K	09/30/2021	4.1
4.6	Form of Financial Advisor Warrant.	8-K	09/30/2021	4.2
4.7	Description of Registrant’s Securities	10-K	03/31/2021	4.4
4.8	Subordinated Convertible Debenture, dated as of October 6, 2022	8-K	10/11/2022	4.1
4.9	Amended and Restated Subordinated Convertible Debenture, dated November 7, 2022, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	10-Q	11/14/2022	4.1
4.10	Form of Subordinated Convertible Debenture, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	4.1
10.1 [1]	2010 Equity Incentive Plan	8-K	06/21/2010	10.34
10.2 [1]	2014 Incentive Plan, as amended January 11, 2016	8-K	01/12/2016	10.1
10.3 [1]	2017 Incentive Plan	8-K	01/24/2018	10.1
10.4 [1]	2022 Incentive Plan	10-Q	11/14/2022	10.1
10.5	Common Stock Purchase Agreement, dated as of March 3, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	03/04/2020	10.1
10.6	First Amendment to Common Stock Purchase Agreement, dated as of April 9, 2020, by and between Remark Holdings, Inc. and Aspire Capital Fund, LLC.	8-K	04/14/2020	10.1
10.7	Amendment No. 1 dated August 5, 2021, to Promissory Note dated December 30, 2020, between Remark Holdings, Inc. and SV Booth Investments III LLC.	8-K	08/10/2021	10.1

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.8	Settlement Agreement and Mutual General Release dated as of August 31, 2021, by and among Remark Holdings, Inc., KanKan Limited, China Branding Group Limited (In Official Liquidation), acting by and through its joint official liquidators.	8-K	09/07/2021	10.1
10.9	Securities Purchase Agreement dated September 27, 2021, between Remark Holdings, Inc. and the purchasers signatory thereto.	8-K	09/30/2021	10.1
10.10	Registration Rights Agreement dated September 27, 2021, between Remark Holdings, Inc. and the purchasers signatory thereto.	8-K	09/30/2021	10.2
10.11	Form of Senior Secured Loan Agreement dated December 3, 2021.	8-K	12/07/2021	10.1
10.12	First Amendment to Senior Secured Loan Agreement dated as of August 3, 2022.	8-K	08/08/2022	10.1
10.13	Debenture Purchase Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.1
10.14	Amendment No. 1 to Debenture Purchase Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	S-1	11/07/2022	10.2
10.15	Purchase Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.2
10.16	Registration Rights Agreement, dated as of October 6, 2022, between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	10/11/2022	10.3
10.17	Provisional Waiver and Consent Agreement, dated as of October 6, 2022, between Remark Holdings, Inc., certain of its subsidiaries party thereto, and Mudrick Capital Management, LP.	8-K	10/11/2022	10.4
10.18	Subordination and Intercreditor Agreement, dated as of October 6, 2022, among Ionic Ventures, LLC, Mudrick Capital Management, LP and Remark Holdings, Inc.	8-K	10/11/2022	10.5
10.19	Letter Agreement, dated as of January 5, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	01/11/2023	10.1
10.20	Debenture Purchase Agreement, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	10.1
10.21	Registration Rights Agreement, dated as of March 14, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	03/16/2023	10.1
10.22	Note Purchase Agreement, dated as of March 14, 2023, between Remark Holdings, Inc., certain of its subsidiaries party thereto, and Mudrick Capital Management, LP.	8-K	03/16/2023	10.1
10.23	Letter Agreement, dated as of July 12, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	07/18/2023	10.1
10.24	Letter Agreement, dated as of August 10, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	08/16/2023	10.1
10.25	Letter Agreement, dated as of September 15, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	09/21/2023	10.1
10.26	Letter Agreement, dated as of November 18, 2023, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	10-Q	11/20/2023	10.4

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	Filed On	Exhibit Number
10.27	First Amendment, dated as of January 9, 2024, to Purchase Agreement dated as of October 6, 2022, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	01/16/2024	10.1
10.28	Agreement, dated January 29, 2024, by and between Remark Holdings, Inc. and Microsoft Corporation.	8-K	01/30/2024	10.1
10.29	Letter Agreement, dated as of February 14, 2024, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	02/21/2024	10.1
21.1	List of subsidiaries	10K	04/15/2024	21.1
23.1	Consent of Weinberg & Company	10-K	04/15/2024	23.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	April 29, 2024	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chief Executive Officer and Chairman
(principal executive officer, principal financial officer and principal accounting officer)