Form 10-Q
period 2024-03-31
REMARK HOLDINGS, INC.
filed 2024-05-20
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

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

As of May 17, 2024, a total of 46,139,701 shares of the issuer’s common stock were outstanding.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024, as amended on April 29, 2024, (the “2023 Form 10-K”).

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

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash	$239	$145
Trade accounts receivable, net	1,155	1,287
Inventory, net	742	750
Deferred cost of revenue	6,178	6,644
Prepaid expense and other current assets	840	614
Total current assets	9,154	9,440
Property and equipment, net	478	189
Operating lease assets	432	517
Other long-term assets	74	90
Total assets	$10,138	$10,236
Liabilities
Accounts payable	$9,880	$9,348
Advances from related parties	1,017	1,205
Obligations to issue common stock	12,173	10,033
Accrued expense and other current liabilities (including $1,031 and $495 of delinquent payroll taxes as of March 31, 2024 and December 31, 2023, respectively)	12,235	11,921
Contract liability	559	570
Notes payable (including a past due amount of $16,307 as of each of March 31, 2024 and December 31, 2023)	16,475	16,463
Total current liabilities	52,339	49,540
Operating lease liabilities, long-term	235	286
Total liabilities	52,574	49,826

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 41,153,044 and 22,038,855 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	41	22
Additional paid-in-capital	390,247	379,244
Accumulated other comprehensive loss	(1,263)	(1,186)
Accumulated deficit	(431,461)	(417,670)
Total stockholders’ deficit	(42,436)	(39,590)
Total liabilities and stockholders’ deficit	$10,138	$10,236
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$387	$826
Cost and expense
Cost of revenue (excluding depreciation and amortization)	350	455
Sales and marketing	300	366
Technology and development	346	169
General and administrative	3,023	2,833
Depreciation and amortization	64	46
Total cost and expense	4,083	3,869
Operating loss	(3,696)	(3,043)
Other income (expense)
Interest expense	(943)	(1,544)
Finance cost related to obligations to issue common stock	(9,147)	(3,576)
Other gain, net	(5)	1
Total other expense, net	(10,095)	(5,119)
Loss before income taxes	(13,791)	(8,162)
Provision for income taxes	—	—
Net loss	$(13,791)	$(8,162)
Other comprehensive income
Foreign currency translation adjustments	(77)	(318)
Comprehensive loss	$(13,868)	$(8,480)

Weighted-average shares outstanding, basic and diluted	34,173,686	13,004,071

Net loss per share, basic and diluted	$(0.40)	$(0.63)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Three Months Ended March 31, 2024
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2023	22,038,855	$22	$379,244	$(1,186)	$(417,670)	$(39,590)
Net loss	—	—	—	—	(13,791)	(13,791)
Share-based compensation	—	—	15	—	—	15
Common stock issued pursuant to agreements with Ionic (Note 11)	19,114,189	19	10,988	—	—	11,007
Foreign currency translation	—	—	—	(77)	—	(77)
Balance at March 31, 2024	41,153,044	$41	$390,247	$(1,263)	$(431,461)	$(42,436)

	Three Months Ended March 31, 2023
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2022	11,539,564	$12	$368,945	$(859)	$(388,523)	$(20,425)
Net loss	—	—	—	—	(8,162)	(8,162)
Share-based compensation	—	—	143	—	—	143
Common stock issued pursuant to agreements with Ionic	2,094,428	2	2,983	—	—	2,985
Foreign currency translation	—	—	—	(318)	—	(318)
Balance at March 31, 2023	13,633,992	$14	$372,071	$(1,177)	$(396,685)	$(25,777)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,791)	$(8,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	46
Share-based compensation	6	156
Cost of extending note payable	—	750
Finance cost related to obligations to issue common stock	9,147	3,576
Accrued interest included in note payable	—	1,139
Provision for doubtful accounts	—	6
Other	14	(9)
Changes in operating assets and liabilities:
Accounts receivable	(120)	84
Inventory	3	(1)
Deferred cost of revenue	467	(22)
Prepaid expense and other assets	(179)	176
Operating lease assets	85	47
Accounts payable, accrued expense and other liabilities	977	(1)
Contract liability	—	162
Operating lease liabilities	(51)	(27)
Net cash used in operating activities	(3,378)	(2,080)
Cash flows from investing activities:
Purchases of property, equipment and software	(332)	(4)
Net cash used in investing activities	(332)	(4)
Cash flows from financing activities:
Proceeds from obligations to issue common stock - ELOC	4,000	1,000
Proceeds from obligations to issue common stock - Debentures	—	1,500
Advances from related parties	335	259
Repayments of advances from related parties	(522)	(355)
Repayments of debt	(9)	(8)
Net cash provided by financing activities	3,804	2,396
Net change in cash	94	312
Cash:
Beginning of period	145	52
End of period	$239	$364

Supplemental cash flow information:
Cash paid for interest	$150	$250

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock - Ionic ELOC and Debentures (Note 11)	$11,007	$—
Purchase of property and equipment pursuant to notes payable	$21	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023

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

Going Concern

During the three months ended March 31, 2024, and in each fiscal year since our inception, we have incurred operating losses which have resulted in a stockholders’ deficit of $42.4 million as of March 31, 2024. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $3.4 million during the three months ended March 31, 2024. As of March 31, 2024, our cash balance was $0.2 million. Also, we did not make required repayments of the outstanding loans under the New Mudrick Loan Agreement when due (see Note 10 for more information) and we have accrued approximately $1.0 million of delinquent payroll taxes.

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

A variety of factors, many of which are outside of our control, may affect our cash flow; those factors include the lingering effects of the COVID-19 pandemic in China, regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months with existing cash and based on the probable success of one or more of the following plans:

•develop and grow new product line(s)

•obtain additional capital through debt and/or equity issuances.

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to September 30, 2024.

Table of Contents	5	Financial Statement Index

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2024, with the audited Consolidated Balance Sheet amounts as of December 31, 2023 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit three months ended March 31, 2024 in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of March 31, 2024, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2023 Form 10-K”).

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

We maintain cash balances in United States dollars (“USD”), British pounds (“GBP”), RMB and Hong Kong dollars (“HKD”). The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

Table of Contents	6	Financial Statement Index

	March 31, 2024	December 31, 2023
Cash denominated in:
USD	$177	$31
RMB	16	109
GBP	42	1
HKD	4	4
Total cash	$239	$145

We maintain substantially all of our USD-denominated cash at a U.S. financial institution where the balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of March 31, 2024, we do not believe we have any significant concentrations of credit risk. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the RMB, our cost to further develop our business in China could exceed original estimates.

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

Table of Contents	7	Financial Statement Index

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2024	2023
Exchange rates at March 31st:
GBP:USD	1.262	1.237
RMB:USD	0.138	0.146
HKD:USD	0.128	0.127

Average exchange rate during the three months ended March 31st:
RMB:USD	0.139	0.146
GBP:USD	1.270	1.214

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

Table of Contents	8	Financial Statement Index

promotional materials or media content. Substantially all of our contracts with customers that generate Other revenue are completed within one year or less.

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated sales forecasts. At March 31, 2024 and December 31, 2023, reserve for inventory was $2.2 million and $2.2 million, respectively.

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

For the three months ended March 31, 2024 and 2023, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive.

Securities which may have affected the calculation of diluted earnings per share for the three and three months ended March 31, 2024 if their effect had been dilutive include 1,537,961 total outstanding options to purchase our common stock, 1,007,441 outstanding warrants to purchase our common stock, as well as an estimated 57,994,858 shares of our common stock issuable to Ionic Ventures, LLC (“Ionic”) in relation to our transactions with Ionic (see Note 11).

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

Table of Contents	9	Financial Statement Index

Recently Issued Accounting Pronouncements

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

NOTE 3. CONCENTRATION OF RISK

Revenue and Accounts Receivable

The disaggregation of revenue tables in Note 4 demonstrate the concentration in our revenue from certain products and the geographic concentration of our business. We also have a concentration in the volume of business we transacted with customers, as during the three months ended March 31, 2024, apart from a de minimis amount, essentially all of our revenue resulted from one customer, while during three months ended March 31, 2023, one customer represented about 50% of our revenue. At March 31, 2024, net accounts receivable from three of our customers represented about 35%, 33% and 11%, respectively, of our net accounts receivable, while at December 31, 2023, net accounts receivable from three of our customers represented about 39%, 37% and 13%, respectively, of our net accounts receivable.

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

Table of Contents	10	Financial Statement Index

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by category of products and services (in thousands):

	Three Months Ended March 31,
	2024	2023
AI-based products and services, including amounts from China Business Partner in 2023 (See Note 15)	$387	$721
Other	—	105
Revenue	$387	$826

The following table presents a disaggregation of our revenue by country (in thousands):

	Three Months Ended March 31,
	2024	2023
China	$387	$743
United States and United Kingdom	—	83
Revenue	$387	$826

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the three months ended March 31, 2024, our contract liability changed only as a result of routine business activity.

During the three months ended March 31, 2024 and 2023, the amount of revenue we recognized that was included in the beginning balance of Contract liability was not material.

During the three months ended March 31, 2024 and 2023, we did not recognize revenue from performance obligations that were satisfied in previous periods.

Certain Agreements Related to AI-Based Product Sales in China

We completed certain projects in China during the year ended December 31, 2023 worth approximately $1.4 million, but the agreement did not meet the criteria for revenue recognition on an accrual basis. We will recognize the revenue from such agreement as we receive the cash. We recognized approximately $0.4 million of such amount during the three months ended March 31, 2024.

Table of Contents	11	Financial Statement Index

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	March 31, 2024	December 31, 2023
Gross accounts receivable balance	$6,823	$7,063
Allowance for bad debt	(5,668)	(5,776)
Accounts receivable, net	$1,155	$1,287

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our China AI projects at March 31, 2024 and December 31, 2023; including approximately $0.7 million and $0.7 million, respectively, of trade receivables from projects related to work with our China Business Partner (see Note 15 for more information regarding our China Business Partner and related accounting); represented essentially all our gross trade receivables in each such period. When evaluating for current expected credit losses during 2023, we took into account our historical experience as well as our expectations based upon how we believe the COVID-19 pandemic has caused lingering effects on us and our customers.

NOTE 6. DEFERRED COST OF REVENUE

Deferred cost of revenue as of March 31, 2024 and December 31, 2023 of $6.2 million and $6.6 million, respectively, represent amounts we have paid in advance to vendors who provide services to us in relation to various projects in China. Specifically, the deferred cost of revenue balance as of March 31, 2024, a large percentage of which was paid to a single vendor in 2022 for project installations we expect will be provided to us through our China Business Partner (described in more detail in Note 15), will be utilized as the vendors install our software solutions and/or hardware at numerous sites across various regions of China for our customers and as the vendors perform other services for us pursuant to customer requirements. Because most of the projects for which we have engaged the vendors require purchases of hardware, equipment and/or supplies in advance of site visits, we made the prepayments in anticipation of several large batches of project installations. We did not make any additional advance payments to vendors in 2024 related to projects, and we were able to complete installations of projects that reduced by $0.4 million the deferred cost of revenue balance associated with the vendor which performs the project installations provided to us through our China Business Partner.

Lengthy COVID-19 related lockdowns that occurred in various regions in China during 2022 were the initial cause of delays in completing projects for which we had paid in advance. A slow recovery from such lockdowns in addition to increased political tensions between the U.S. and China led to our decision to reduce staff in China, all of which has made progress in completing projects slow. Given that the delays were not a result of the vendor’s inability to either perform the services or refund the amounts we advanced, and also because we continue to complete some of the installations, we believe the balance as of March 31, 2024 will be fully recovered.

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	March 31, 2024	December 31, 2023
Other receivables	157	147
Prepaid expense	555	339
Deposits	128	128
Total	$840	$614

Table of Contents	12	Financial Statement Index

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	March 31, 2024	December 31, 2023
Vehicles	3	$153	153
Computers and equipment	3	1,219	$1,217
Furniture and fixtures	3	42	42
Software	3	4,413	4,082
Leasehold improvements	3	206	204
Total property, equipment and software		$6,033	$5,698
Less accumulated depreciation		(5,555)	(5,509)
Total property, equipment and software, net		$478	$189

For the three months ended March 31, 2024 and 2023, depreciation (and amortization of software) expense was not material.

NOTE 9. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and benefit-related expense	$2,303	$3,221
Accrued delinquent payroll taxes	1,031	495
Accrued interest	2,348	1,570
Other accrued expense	3,290	3,577
Other payables	2,099	2,138
Operating lease liability - current	254	288
Other current liabilities	910	632
Total	$12,235	$11,921

Other current liabilities at March 31, 2024 includes $0.5 million that we received during the three months ended March 31, 2024 from a potential investor in relation to a proposed private stock sale for which an agreement has not yet been finalized.

Table of Contents	13	Financial Statement Index

NOTE 10. NOTES PAYABLE

The following table presents our notes payable (in thousands) as of:

	March 31, 2024	December 31, 2023
New Mudrick Notes (Past Due)	$16,307	$16,307
Other notes payable	168	156
Notes payable, net of unamortized discount and debt issuance cost	$16,475	$16,463

On December 3, 2021, we entered into senior secured loan agreements (the “Original Mudrick Loan Agreements”) with certain of our subsidiaries as guarantors (the “Guarantors”) and certain institutional lenders affiliated with Mudrick Capital Management, LP (collectively, “Mudrick”), pursuant to which Mudrick extended credit to us consisting of term loans in the aggregate principal amount of $30.0 million (the “Original Mudrick Loans”). The Original Mudrick Loans bore interest at 16.5% per annum with an original maturity date of July 31, 2022.

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

Other Notes Payable

The Other notes payable in the table above represent individually immaterial notes payable issued for the purchase of operating assets. Such notes payable bear interest at a weighted-average interest rate of approximately 7.1% and have a weighted-average remaining term of approximately 4.3 years.

Table of Contents	14	Financial Statement Index

NOTE 11. OBLIGATIONS TO ISSUE COMMON STOCK (TRANSACTIONS WITH IONIC)

Convertible Debentures

On October 6, 2022, we entered into a debenture purchase agreement (the “2022 Debenture Purchase Agreement”) and a purchase agreement (the “Original ELOC Purchase Agreement”) with Ionic. Pursuant to the 2022 Debenture Purchase Agreement, we issued a convertible subordinated debenture in the original principal amount of approximately $2.8 million (the “2022 Debenture”) to Ionic for a purchase price of $2.5 million. The 2022 Debenture automatically converted into shares of our common stock (the “2022 Debenture Settlement Shares”) on November 17, 2022 upon the effectiveness of a registration statement we filed pursuant to a registration rights agreement we entered into with Ionic. Upon issuance of the 2022 Debenture, we initially estimated the obligation to issue common stock at approximately $3.6 million. As of December 31, 2022, we estimated such obligation to have a fair value of $1.9 million, representing an additional 1,720,349 shares to be issued pursuant to the 2022 Debenture. When the measurement period for determining the conversion price of the 2022 Debenture was completed, we determined that the final number of 2022 Debenture Settlement Shares would be 3,129,668 (inclusive of 898,854 shares that were issued during 2022), resulting in the issuance of an additional 2,230,814 shares during 2023 with a fair value of $3.1 million.

On March 14, 2023, we entered into a new debenture purchase agreement (the “2023 Debenture Purchase Agreement”) with Ionic pursuant to which we authorized the issuance and sale of two convertible subordinated debentures in the aggregate principal amount of approximately $2.8 million for an aggregate purchase price of $2.5 million. The first debenture is in the original principal amount of approximately $1.7 million for a purchase price of $1.5 million (the “First 2023 Debenture”), which was issued on March 14, 2023, and the second debenture is in the original principal amount of approximately $1.1 million for a purchase price of $1.0 million (the “Second 2023 Debenture” and collectively with the First Debenture, the “2023 Debentures”), which was issued on April 12, 2023. The 2023 Debenture automatically converted into shares of our common stock (the “2023 Debenture Settlement Shares”) on June 26, 2023 upon the effectiveness of a registration statement we filed pursuant to a registration rights agreement we entered into with Ionic. Upon issuance of the First 2023 Debenture and the Second 2023 Debenture, we initially estimated the obligations to issue common stock at an aggregate of approximately $4.1 million, or equivalent estimated issuable shares of 3,669,228. As of December 31, 2023, we estimated that an aggregate total of 9,383,966 shares remained to be issued upon conversion in full of the 2023 Debentures, representing obligations with an aggregate fair value of $4.6 million. When the measurement period for determining the conversion price of the 2023 Debentures was completed, we determined that the final number of 2023 Debentures Settlement Shares would be 16,928,989 (inclusive of 657,000 shares that were issued during 2023), resulting in the issuance during the three months ended March 31, 2024 of an additional 16,271,989 shares with a fair value of $10.3 million in final settlement of the 2023 Debentures.

Equity Line of Credit

The Original ELOC Purchase Agreement, as amended by those certain letter agreements by and between Remark and Ionic, dated as of January 5, 2023; July 12, 2023; August 10, 2023 and September 15, 2023; as well as the first amendment on January 9, 2024, and subsequent letter agreement on February 14, 2024 (as amended, the “Amended ELOC Purchase Agreement”), provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Ionic to purchase up to an aggregate of $50.0 million of shares of our common stock over the 36-month term of the Amended ELOC Purchase Agreement. Under the Amended ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of a resale registration statement filed with the SEC registering such shares and that the 2022 Debenture shall have been fully converted into shares of common stock or shall otherwise have been fully redeemed and settled in all respects in accordance with the terms of the 2022 Debenture, we have the right to present Ionic with a purchase notice (each, a “Purchase Notice”) directing Ionic to purchase any amount up to $3.0 million of our common stock per trading day, at a per share price equal to 80% (or 70% if our common stock is not then trading on Nasdaq) of the average of the two lowest volume-weighted average prices (“VWAPs”) over a specified measurement period. With each purchase under the Amended ELOC Purchase Agreement, we are required to deliver to Ionic an additional number of shares equal to 2.5% of the number of shares of common stock deliverable upon such purchase. The number of shares that we can issue to Ionic from time to time under the Amended ELOC Purchase Agreement shall be subject to the condition that we will not sell shares to Ionic to the extent that Ionic, together with its affiliates, would beneficially own more than 4.99% of the outstanding shares of our common stock immediately after giving effect to such sale (the “Beneficial Ownership Limitation”).

In addition, Ionic will not be required to buy any shares of our common stock pursuant to a Purchase Notice on any trading day on which the closing trade price of our common stock is below $0.20 (as amended by the January 2023 Letter Agreement, as defined below). We will control the timing and amount of sales of our common stock to Ionic. Ionic has no right to require any sales by us, and is obligated to make purchases from us as directed solely by us in accordance with the Amended ELOC

Table of Contents	15	Financial Statement Index

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

On January 5, 2023, we and Ionic entered into a letter agreement (the “January 2023 Letter Agreement”) which amended the Original ELOC Purchase Agreement. Under the Letter Agreement, the parties agreed, among other things, to (i) amend the floor price below which Ionic will not be required to buy any shares of our common stock under the Amended ELOC Purchase Agreement from $0.25 to $0.20, determined on a post-reverse split basis, (ii) amend the per share purchase price for purchases under the Amended ELOC Purchase Agreement to 80% of the average of the two lowest daily VWAPs over a specified measurement period, which will commence at the conclusion of the applicable measurement period related to the 2022 Debenture and (iii) waive certain requirements in the Amended ELOC Purchase Agreement to allow for a one-time $0.5 million purchase under the Amended ELOC Purchase Agreement.

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

Table of Contents	16	Financial Statement Index

On September 15, 2023, we and Ionic entered into a letter agreement (the “September 2023 Letter Agreement”) which amends the Amended ELOC Purchase Agreement, as previously amended on January 5, 2023. Under the September 2023 Letter Agreement, which repeated changes made in earlier letter agreements between Remark and Ionic dated July 12, 2023 and August 10, 2023, the parties agreed, among other things, to (i) allow Remark to deliver one or more irrevocable written notices (“Exemption Purchase Notices”) to Ionic in a total aggregate amount not to exceed $20.0 million, which total aggregate amount shall be reduced by the aggregate amount of previous Exemption Purchase Notices, (ii) amend the per share purchase price for purchases under an Exemption Purchase Notice to 80% of the average of the two lowest daily volume-weighted average prices (“VWAPs”) over a specified measurement period, (iii) amend the definition of the specified measurement period to stipulate that, for purposes of calculating the final purchase price, such measurement period begins the trading day after Ionic pays Remark the amount requested in the purchase notice, while the calculation of the dollar volume of Remark common stock traded on the principal market to determine the length of the measurement period shall begin on the trading day after the previous measurement period ends, iv) that any additional Exemption Purchase Notices that are not in accordance with the terms and provisions of the Purchase Agreement shall be subject to Ionic’s approval, v) to amend section 11(c) of the Amended ELOC Purchase Agreement to increase the Additional Commitment Fee from $0.5 million to $3.0 million and vi) that by September 29, 2023, the parties will amend the Debenture Transaction Documents to include a so-called Most Favored Nation provision that will provide Ionic with necessary protection against any future financing, settlement, exchange or other transaction whether with an existing or new lender, investor or counterparty, and that, if such amendment is not made by September 29, 2023, the Additional Commitment Fee shall be further increased to approximately $3.8 million.

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

On February 14, 2024, we and Ionic entered into a letter agreement (the “February 2024 Letter Agreement”) which amends the Amended ELOC Purchase Agreement. Under the February 2024 Letter Agreement, the parties agreed, among other things, (i) to redefine the definition of Principal Market to include markets in addition to the Nasdaq Capital Market and the OTC Bulletin Board, (ii) that Ionic will forbear from enforcing any noncompliance with the covenants in the Amended ELOC Purchase Agreement as a result of Remark’s delisting from Nasdaq and any related suspension of trading on Nasdaq, and (iii) to clarify that we can still issue Regular Purchase Notices despite the delisting from Nasdaq and any related suspension of trading on Nasdaq so long as the Principal Market is either the OTCQX, OTCQB, or OTCBB and each Regular Purchase does not exceed $500,000.

As of December 31, 2023, we estimated that an additional 10,876,635 shares would be issued in settlement of our obligation to issue common stock under the ELOC Advances, representing an obligation with an aggregate fair value of $5.4 million. During the three months ended March 31, 2024, Ionic advanced to us a total of $4.0 million pursuant to the Amended ELOC Purchase Agreement. Upon issuance of the ELOC Advances during the three months ended March 31, 2024, we initially estimated the obligations to issue common stock at approximately $6.6 million (resulting in a finance cost of $2.6 million in excess of the $4.0 million advance), or equivalent estimated issuable shares of 15,356,612. During the three months ended March 31, 2024, we issued 2,842,200 shares with a fair value of $0.7 million in partial settlement of ELOC Advances. As of March 31, 2024, we estimated that an additional 57,994,858 shares with a fair value of $12.2 million would be issued in settlement of our obligation to issue common stock under the ELOC Advances.

Table of Contents	17	Financial Statement Index

Accounting for the Debentures and the ELOC

Using the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, we evaluated the 2023 Debenture Purchase Agreement and its associated First 2023 Debenture, and the Amended ELOC Purchase Agreement and its associated ELOC Advances, and determined that all represented obligations that must or may be settled with a variable number of shares, the monetary value of which was based solely or predominantly on a fixed monetary amount known at inception. Using a Level 3 input, we estimated the number of shares of our common stock that we would have to issue for each obligation and multiplied the estimated number of shares by the closing market price of our common stock on the measurement date to determine the fair value of the obligation. We then recorded the amount of the initial obligation in excess of the purchase price as finance cost. We remeasure each obligation at every balance sheet date until all shares representing the obligation have been issued, with the change in the amount of the obligation being recorded as finance cost. The following table shows the changes in our obligations to issue common stock (dollars in thousands):

	2023 Debentures	ELOC Advances	Total
Obligations to Issue Common Stock
Balance at December 31, 2023	$4,647	$5,386	$10,033
Establishment of new obligation to issue shares	—	6,619	6,619
Issuance of Shares	(10,321)	(686)	(11,007)
Change in measurement of liability	5,674	854	6,528
Balance at March 31, 2024	$—	$12,173	$12,173

Estimated Number of Shares Issuable
Balance at December 31, 2023	9,383,966	10,876,635	20,260,601
Establishment of new obligation to issue shares	—	15,356,612	15,356,612
Issuance of Shares	(16,271,989)	(2,842,200)	(19,114,189)
Change in estimated number of shares issuable	6,888,023	34,603,811	41,491,834
Balance at March 31, 2024	—	57,994,858	57,994,858

Table of Contents	18	Financial Statement Index

The following table shows the composition of finance cost associated with our obligations to issue common stock (dollars in thousands) for the three months ended March 31, 2024:

	2023 Debentures	ELOC Advances	Total
Initial obligation in excess of purchase price	$—	$2,619	2,619
Change in measurement of liability	5,674	854	6,528
Total	$5,674	$3,473	$9,147

The following table shows the composition of finance cost associated with our obligations to issue common stock (dollars in thousands) for the three months ended March 31, 2023:

	2022 Debentures	First 2023 Debenture	Letter Agreement	ELOC Advance	Total
Initial obligation in excess of purchase price	$—	$1,000	$249	$325	1,574
Change in measurement of liability	1,279	558	26	139	2,002
Total	$1,279	$1,558	$275	$464	$3,576

NOTE 12. COMMITMENTS AND CONTINGENCIES

At March 31, 2024, we had no material commitments outside the normal course of business.

Contingencies

As of March 31, 2024, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

NOTE 13. STOCKHOLDERS' DEFICIT

Equity Issuances

During the three months ended March 31, 2024, we issued a total of 10,499,291 shares to Ionic in full or partial settlement of ELOC Advances and convertible debentures pursuant to transactions with Ionic (see Note 11).

Table of Contents	19	Financial Statement Index

Warrants

The following table summarizes information related to our equity-classified stock warrant issuances as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,007,441	$39.90	2.7	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at March 31, 2024	1,007,441	$39.90	2.4	$—

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,618,851	$30.31	4.5	$1
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(80,890)	62.00
Outstanding at March 31, 2024	1,537,961	$28.65	4.2	$—

Exercisable at December 31, 2023	1,598,754	30.67	4.4	$—
Exercisable at March 31, 2024	1,518,464	28.65	4.1	$—

Table of Contents	20	Financial Statement Index

The following table summarizes activity related to our liability-classified China Cash Bonuses as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	56,750	$30.86	5.1	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at March 31, 2024	56,750	$30.86	4.8	$—

Exercisable at December 31, 2023	56,750	30.86	5.1	$—
Exercisable at March 31, 2024	56,750	30.86	4.8	$—

The following table presents the change in the liability associated with our China Cash Bonuses included in Accrued expense and other current liabilities (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2024	2023
Balance at beginning of period	$11	$32
Share-based compensation expense related to China Cash Bonuses	(9)	(21)
Balance at end of period	$2	$11

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$15	$143
China Cash Bonuses	(9)	12
Total	$6	$155

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

NOTE 14. RELATED PARTY TRANSACTIONS

As of March 31, 2024, we owed approximately $1.0 million to members of management representing various operating expense payments made on our behalf. The amounts due are unsecured and non-interest-bearing, with no formal terms of repayment.

Table of Contents	21	Financial Statement Index

NOTE 15. CHINA BUSINESS PARTNER

We interact with an unrelated entity (the “China Business Partner”) in more than one capacity. Firstly, since 2020, we have been working with the China Business Partner to earn revenue by obtaining business from some of the largest companies in China. Secondly, our artificial intelligence business in the U.S. has purchased substantially all of its inventory from a subsidiary of the China Business Partner which manufactures certain equipment to our specifications. Though we did not make any such inventory purchases during the three months ended March 31, 2024, we did purchase software for internal use from the China Business Partner totaling approximately $0.3 million. In addition, a member of our senior leadership team maintains a role in the senior management structure of the China Business Partner.

During the three months ended March 31, 2024 and 2023, we recognized no or de minimis amounts of revenue from the relationship with the China Business Partner. At March 31, 2024 and December 31, 2023, in addition to the outstanding accounts receivable balances from the China Business Partner described in Note 5, we had outstanding accounts payable to the China Business Partner of $0.7 million and $0.7 million, respectively.

NOTE 16. SUBSEQUENT EVENTS

Ionic Transactions

In May 2024, Ionic advanced to us approximately $0.8 million pursuant to the Amended ELOC Purchase Agreement.

During April and May 2024, we issued a total of 4,986,657 shares to Ionic in partial settlement of ELOC Advances.

Table of Contents	22	Financial Statement Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2024 in conjunction with our condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Form 10-Q. Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this Form 10-Q.

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

Table of Contents	23	Financial Statement Index

Overall Business Outlook

Two primary factors have been affecting our business in recent quarters and occupying our focus as we plan for the future. We began 2023 having to deal with the slow economic recovery in China as municipalities and businesses there tried to return to fully-normalized operations following strict preventative measures related to the COVID-19 pandemic. As 2023 progressed, the rising political tensions between the U.S. and China reached a point that such tensions also negatively impacted our ability to complete projects in China on a similar pace as we had previously done by making it somewhat more difficult for an American company in the newer but rapidly-developing AI space to overcome politically-based perceptions and do business in China. Though we remain optimistic that political tensions between the U.S. and China will begin to relax, we expect that we may continue to face difficult-to-predict operating results in China for approximately the next 12 months. As a result, we began reducing staffing levels at our China subsidiaries early in the fourth quarter of 2023, such that we can still continue working with existing clients with our smaller footprint while saving on operating costs until such time as the political tensions ease and the business environment for American companies in the AI space in China becomes more conducive to again expand operations.

While we will continue to work with customers in China in the future, we have been responding to the pandemic-related challenges and political tensions by looking for opportunities to expand our business in the Asia-Pacific region outside of China, where we believe there still are fast-growth AI market opportunities for our solutions, as well as by spending increasing amounts of effort developing business opportunities in the United States, the U.K., and in Central and South America, where we see demand for AI products and solutions in the workplace, government and public safety markets. For example, during the first quarter of 2024, we won a contract with a large school district in the U.S. During 2023, we began sales in the U.K. and Brazil, and we successfully signed initial contracts to assist expansion of our sales into Colombia, Malaysia, and India. Given the lack in those three respective countries and in Brazil of AI companies specializing in computer vision, we believe we have a first-mover advantage with regard to targeting the same industries that we have successfully targeted in China and which we have targeted in the U.S. and U.K. In addition, we anticipate expanding sales into the Middle East during the second half of 2024, which expansion we do not believe will be affected by the current geopolitical situation in that region.

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

Table of Contents	24	Financial Statement Index

Business Developments During 2024

As described above, the high level of political tension between the U.S. and China, as well as handling the reduction and reorganization of our staff in China, has made it difficult for us to complete as many projects in China than we did in prior periods. At the same time, we continued building our business outside of China, having success with a large school district in the U.S. whose staff recommended to the school district’s Board of Trustees that we be granted a contract for our solutions (such contract was officially approved by the school district’s Board of Trustees on April 25, 2024).

The following table presents our revenue categories as a percentage of total consolidated revenue during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
AI-based products and services	100%	87%
Advertising and other	—%	13%

CRITICAL ACCOUNTING ESTIMATES

During the three months ended March 31, 2024, we made no material changes to our critical accounting estimates as we disclosed them in Part II, Item 7 of our 2023 Form 10-K.

RESULTS OF OPERATIONS

The following tables summarize our operating results for the three months ended March 31, 2024, and the discussion following the table explains material changes in such operating results compared to the three months ended March 31, 2023.

(dollars in thousands)	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage
Revenue, including amounts from China Business Partner	$387	$826	$(439)	(53)%

Cost of revenue	350	455	(105)	(23)%
Sales and marketing	300	366	(66)	(18)%
Technology and development	346	169	177	105%
General and administrative	3,023	2,833	190	7%
Depreciation and amortization	64	46	18	39%
Total cost and expense	4,083	3,869

Interest expense	(943)	(1,544)	601	(39)%
Finance cost related to obligations to issue common stock	(9,147)	(3,576)	(5,571)	156%
Other gain (loss), net	(5)	1	(6)	(600)%
Net loss	(13,791)	(8,162)	(5,629)	69%

Revenue. During the three months ended March 31, 2024, our work to reduce and reorganize staff in China prevented us from completing projects, with the revenue during the period being the result of collecting cash related to the project we

Table of Contents	25	Financial Statement Index

completed during 2023 for a new client, but for such project the agreement did not meet the criteria for recognizing revenue on an accrual basis.

Technology and Development. During the three months ended March 31, 2023, we received a refundable tax credit of approximately $0.5 million from the government of the United Kingdom resulting from our research and development activities in its jurisdiction and reported such amount as an offset to expense. During the three months ended March 31, 2024, we did not receive a tax credit. Partially offsetting the increase in expense resulting from the timing of the research and development tax credit was a decrease of approximately $0.3 million in payroll-related expense as a result of our reduction in force in our China operations.

General and administrative. During the three months ended March 31, 2024, an increase of approximately $0.6 million in certain expenses related to business development was partially offset by a $0.2 million decrease in franchise taxes resulting from a change in estimate, as well as by other individually immaterial decreases in other expenses that were not indicative of trends in our business.

Interest expense. Interest expense decreased during the three months ended March 31, 2024 because the same period of the prior year included an extension fee of approximately $0.8 million we recorded in relation to our entry on March 14, 2023 into the New Mudrick Loan Agreement, along with the Original Mudrick Loan Agreements, described in Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. The increase related to the extension fee was partially offset by an increase in the interest rate related to the New Mudrick Loan Agreement as a result of us not making certain payments of principal when due.

Finance Cost Related to Obligations to Issue Common Stock. The finance cost during the three months ended March 31, 2024 resulted from the establishment and remeasurement of obligations to issue our common stock that we incurred in relation to the ELOC Advances we received from Ionic, all of which is described in Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. We had more ELOC Advances outstanding during the three months ended March 31, 2024 than during the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the three months ended March 31, 2024, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $(431.5) million within stockholders’ deficit as of March 31, 2024. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $3.4 million during the three months ended March 31, 2024. As of March 31, 2024, our cash balance was $0.2 million. Our history of recurring operating losses, working capital deficiencies and negative cash flows from operating activities give rise to, and management has concluded that there is, substantial doubt regarding our ability to continue as a going concern.

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

Table of Contents	26

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

As of the date of this Form 10-Q, the principal amount outstanding, together with interest on the unpaid principal balance of the New Mudrick Notes, is approximately $19.2 million and is past due.

Obligations to Issue Common Stock

On October 6, 2022, we entered into a debenture purchase agreement (the “2022 Debenture Purchase Agreement”) with Ionic, pursuant to which we issued a convertible subordinated debenture in the original principal amount of $2.8 million (the “2022 Debenture”) to Ionic for a purchase price of $2.5 million (See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report for additional detail).

In connection with the 2022 Debenture, on October 6, 2022, we also entered into a purchase agreement with Ionic (as amended by those certain letter agreements by and between Remark and Ionic, dated as of January 5, 2023; July 12, 2023; August 10, 2023; September 15, 2023; and February 14, 2024, and by the First Amendment dated January 9, 2024, the “Amended ELOC Purchase Agreement”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Ionic to purchase up to an aggregate of $50.0 million of shares of our common stock over the 36-month term of the Amended ELOC Purchase Agreement. Under the Amended ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of a resale registration statement filed with the SEC registering such shares and that the 2022 Debenture shall have been fully converted into shares of common stock or shall otherwise have been fully redeemed and settled in all respects in accordance with the terms of the 2022 Debenture, we have the right to present Ionic with a purchase notice (each, a “Purchase Notice”) directing Ionic to purchase any amount up to $0.5 million of our common stock per trading day, at a per share price equal to 80% (or 70% if our common stock is not then trading on Nasdaq) of the average of the two lowest volume-weighted average prices (“VWAPs”) over a specified measurement period. With each purchase under the Amended ELOC Purchase Agreement, we are required to deliver to Ionic an additional number of shares equal to 2.5% of the number of shares of common stock deliverable upon such purchase. (See Note 11, Note 13 and Note 19 in the Notes to Consolidated Financial Statements included in this report for additional detail).

On January 5, 2023, we and Ionic entered into a letter agreement (the “January 2023 Letter Agreement”) which amended the ELOC Purchase Agreement. Under the January 2023 Letter Agreement, the parties agreed, among other things, to (i) amend the floor price below which Ionic will not be required to buy any shares of our common stock under the ELOC Purchase Agreement from $0.25 to $0.20, determined on a post-reverse split basis, (ii) amend the per share purchase price for purchases under the ELOC Purchase Agreement to 90% of the average of the two lowest daily VWAPs over a specified measurement period, which will commence at the conclusion of the applicable measurement period related to the 2022 Debenture and (iii) waive certain requirements in the ELOC Purchase Agreement to allow for a one-time $0.5 million purchase under the ELOC Purchase Agreement. See Note 11 in the Notes to Consolidated Financial Statements included in this report for additional detail.

On March 14, 2023, we entered into another debenture purchase agreement (the “2023 Debenture Purchase Agreement”) with Ionic pursuant to which we authorized the issuance and sale of two convertible subordinated debentures in the aggregate principal amount of $2.8 million for an aggregate purchase price of $2.5 million. The first debenture is in the original principal amount of $1.7 million for a purchase price of $1.5 million (the “First Debenture”), which was issued on March 14, 2023, and the second debenture is in the original principal amount of $1.1 million for a purchase price of $1.0 million (the “Second Debenture” and collectively with the First Debenture, the “2023 Debentures”). The terms of the 2023 Debentures are further described in Note 11 in the Notes to Consolidated Financial Statements included in this report.

Table of Contents	27

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

On February 14, 2024, we and Ionic entered into a letter agreement (the “February 2024 Letter Agreement”) which amends the Amended ELOC Purchase Agreement. Under the February 2024 Letter Agreement, the parties agreed, among other things, (i) to redefine the definition of Principal Market to include markets in addition to the Nasdaq Capital Market and the OTC Bulletin Board, (ii) that Ionic will forbear from enforcing any noncompliance with the covenants in the Amended ELOC Purchase Agreement as a result of Remark’s delisting from Nasdaq and any related suspension of trading on Nasdaq, and (iii) to clarify that we can still issue Regular Purchase Notices despite the delisting from Nasdaq and any related suspension of trading on Nasdaq so long as the Principal Market is either the OTCQX, OTCQB, or OTCBB and each Regular Purchase does not exceed $500,000.

During April 2024, Ionic advanced to us a total of $0.8 million pursuant to the Amended ELOC Purchase Agreement, and we issued a total of 4,986,657 shares of our common stock to Ionic in full settlement of the obligation to issue common stock related to the 2023 Convertible Debentures and in partial settlement of the obligation to issue common stock related to ELOC Advances.

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

Table of Contents	28

A variety of factors, many of which are outside of our control, may affect our cash flow; those factors include the lingering effects of the COVID-19 pandemic in China, regulatory issues, competition, financial markets and other general business conditions. Based on financial projections, we believe that we will be able to meet our ongoing requirements for at least the next 12 months with existing cash and based on the probable success of one or more of the following plans:

•develop and grow new product line(s)

•obtain additional capital through equity issuances.

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to September 30, 2024.

Cash Flows - Operating Activities

During the three months ended March 31, 2024, we used $1.3 million more cash in operating activities than we did during the same period of the prior year. The increase in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

During the three months ended March 31, 2024, we purchased approximately $0.4 million of software for internal use, while during the same period of 2023 investing activities were de minimis.

Cash Flows - Financing Activities

During the three months ended March 31, 2024, we received approximately $1.4 million more from financing activities than we did during the same period of 2023. Ionic advanced us an aggregate of $4.0 million during the three months ended March 31, 2024, under the Amended ELOC Purchase Agreement for which we issued 2,042,200 shares of our common stock and for which we expect to issue another estimated 28,559,278 shares of our common stock, and we also received $0.3 million of advances from senior management representing various operating expense payments and repaid $0.5 million of advances from senior management. During the same period of 2023, we received $1.5 million from Ionic in exchange for the issuance of a convertible debenture, Ionic also advanced us an aggregate of $1.0 million, and we received $0.3 million of advances from senior management and repaid $0.4 million of advances from senior management representing various operating expense payments made on our behalf.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Table of Contents	29

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses described above and in our 2023 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2024.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. With the oversight of senior management, subsequent to December 31, 2018, a plan to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls was developed. Though the implementation of management’s plans to remediate the material weaknesses identified in 2018 and 2019 have been slowed by various factors, including the COVID-19 pandemic and working capital restrictions, their implementation is still ongoing; therefore, their effects were not fully mitigated as of March 31, 2024.

Changes in Internal Control over Financial Reporting

In our 2023 Form 10-K, we disclosed that management had determined that material weaknesses in our internal control over financial reporting (described above) existed. As of the date of this report, the implementation of the plan developed by management to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls continues, though we are near completing the implementation of a new ERP system that we expect will help to remediate the material weaknesses. Such implementation has been slowed by various factors, including the COVID-19 pandemic. As a result, there was no change in our internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	30	Financial Statement Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A of our 2023 Form 10-K, together with all the other information in this Form 10-Q, including our unaudited condensed financial statements and notes thereto, which could materially affect our business, financial condition or operating results. The risks described in our 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in our 2023 Form 10-K.

We have a history of operating losses and we may not generate sufficient revenue to support our operations.

During the year ended December 31, 2023, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations. As of March 31, 2024, we have an accumulated deficit of $(431.5) million.

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

Conditions in the debt and equity markets, as well as the volatility of investor sentiment regarding macroeconomic and microeconomic conditions (in particular, as a result of global supply chain disruptions, inflation and other cost increases, and the geopolitical conflict in Ukraine and the Middle East) will play primary roles in determining whether we can successfully obtain additional capital. We cannot be certain that we will be successful at raising capital, whether in an equity financing, debt financing, or by divesting of certain assets or businesses, on commercially reasonable terms, if at all. In addition, if we obtain capital by issuing equity, such transaction(s) may dilute existing stockholders.

We are dependent on a small number of customers for a large percentage of our revenue.

We also have a concentration in the volume of business we transacted with customers, as during the three months ended March 31, 2024, apart from a de minimis amount, essentially all of our revenue resulted from one customer, while during three months ended March 31, 2023, one customer represented about 50% of our revenue. At March 31, 2024, net accounts receivable from three of our customers represented about 35%, 33% and 11%, respectively, of our net accounts receivable, while at December 31, 2023, net accounts receivable from three of our customers represented about 39%, 37% and 13%, respectively, of our net accounts receivable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

We did not sell any equity securities during the quarter ended September 30, 2023 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

Between January 1, 2024 and March 31, 2024, we issued 2,842,200 shares of common stock to Ionic Ventures, LLC for advances made pursuant to the Amended ELOC Purchase Agreement and we issued 16,271,989 shares of our common stock to Ionic Ventures, LLC in final fulfillment of our obligations pursuant to the 2023 Debentures.

Table of Contents	31	Financial Statement Index

We made the offer and sale of securities in the above-described private placement in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investor in a purchase agreement we entered into with the investor.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We did not make required repayments of the outstanding loans under the New Mudrick Loan Agreement that were due beginning on June 30, 2023, which constitute events of default for which we have not received a waiver as of the date of this Form 10-Q. While we are actively engaged in discussions with Mudrick regarding a resolution of the events of default and have made progress in such discussions, we cannot provide any assurance that we will be successful in obtaining a waiver or that Mudrick will continue to forebear from taking any enforcement actions against us. As of the date of this Form 10-Q, the principal amount outstanding, together with interest on the unpaid principal balance of the Mudrick Loan, is approximately $19.2 million.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Table of Contents	32

ITEM 6.    EXHIBITS

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	File Number	Filed On	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation	8-K	001-33720	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	06/08/2016	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	04/11/2017	3.1
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	07/09/2021	3.1
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	12/21/2022	3.1
3.7	Amended and Restated Bylaws	8-K	001-33720	02/13/2015	3.1
3.8	Amendment to Amended and Restated Bylaws	8-K	001-33720	01/30/2024	3.1
10.1	First Amendment, dated as of January 9, 2024, to Purchase Agreement dated as of October 6, 2022, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	001-33720	01/16/2024	10.1
10.2	Agreement, dated January 29, 2024, by and between Remark Holdings, Inc. and Microsoft Corporation.	8-K	001-33720	01/30/2024	10.1
10.3	Letter Agreement, dated as of February 14, 2024, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	001-33720	02/21/2024	10.1
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Table of Contents	33

Incorporated Herein By Reference To
Exhibit Number	Description	Document	File Number	Filed On	Exhibit Number
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith

Table of Contents	34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	May 20, 2024	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	35