Form 10-Q
period 2024-06-30
REMARK HOLDINGS, INC.
filed 2024-08-19
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

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

As of August 15, 2024, a total of 50,952,060 shares of the issuer’s common stock were outstanding.

Table of Contents	i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024, as amended on April 29, 2024, (the “2023 Form 10-K”).

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

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash	$438	$145
Trade accounts receivable, net	4,361	1,287
Inventory, net	646	750
Deferred cost of revenue, current	—	6,644
Prepaid expense and other current assets	492	614
Total current assets	5,937	9,440
Deferred cost of revenue, long-term	6,290	—
Property and equipment, net	634	189
Operating lease assets	372	517
Other long-term assets	71	90
Total assets	$13,304	$10,236
Liabilities
Accounts payable	$13,023	$9,348
Advances from related parties	1,036	1,595
Obligations to issue common stock	12,548	10,033
Accrued expense and other current liabilities (including $1,356 and $495 of delinquent payroll taxes as of June 30, 2024 and December 31, 2023, respectively)	13,203	11,531
Contract liability	418	570
Notes payable (including a past due amount of $16,307 as of each of June 30, 2024, and December 31, 2023)	16,496	16,463
Funds received in advance of potential financing	2,750	—
Total current liabilities	59,474	49,540
Operating lease liabilities, long-term	179	286
Total liabilities	59,653	49,826

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 49,872,060 and 22,038,855 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	50	22
Additional paid-in-capital	391,538	379,244
Accumulated other comprehensive loss	(1,217)	(1,186)
Accumulated deficit	(436,720)	(417,670)
Total stockholders’ deficit	(46,349)	(39,590)
Total liabilities and stockholders’ deficit	$13,304	$10,236
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$3,699	$3,167	$4,086	$3,993
Cost and expense
Cost of revenue (excluding depreciation and amortization)	2,925	2,511	3,275	2,966
Sales and marketing	269	387	569	753
Technology and development	366	567	712	736
General and administrative	3,294	3,244	6,317	6,077
Depreciation and amortization	58	25	122	71
Impairments	—	392	—	392
Total cost and expense	6,912	7,126	10,995	10,995
Operating loss	(3,213)	(3,959)	(6,909)	(7,002)
Other expense
Interest expense	(961)	(858)	(1,904)	(2,402)
Finance cost related to obligations to issue common stock	(925)	(1,050)	(10,072)	(4,626)
Other loss, net	(160)	(7)	(165)	(6)
Total other expense, net	(2,046)	(1,915)	(12,141)	(7,034)
Net loss	$(5,259)	$(5,874)	$(19,050)	$(14,036)
Other comprehensive income
Foreign currency translation adjustments	46	(227)	(31)	(545)
Comprehensive loss	$(5,213)	$(6,101)	$(19,081)	$(14,581)

Weighted-average shares outstanding, basic and diluted	45,683,329	14,132,862	39,928,507	13,819,643

Net loss per share, basic and diluted	$(0.12)	$(0.42)	$(0.48)	$(1.02)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Three Months Ended June 30, 2024
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2024	41,153,044	$41	$390,247	$(1,263)	$(431,461)	(42,436)
Net loss	—	—	—	—	(5,259)	(5,259)
Common stock issued pursuant to agreements with Ionic (Note 12)	8,719,016	9	1,291	—	—	1,300
Foreign currency translation	—	—	—	46	—	46
Balance at June 30, 2024	49,872,060	$50	$391,538	$(1,217)	$(436,720)	$(46,349)

	Three Months Ended June 30, 2023
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2023	13,633,992	$14	$372,071	$(1,177)	$(396,685)	$(25,777)
Net loss	—	—	—	—	(5,874)	(5,874)
Share-based compensation	—	—	12	—	—	12
Common stock issued pursuant to agreements with Ionic (Note 12)	2,978,274	3	3,434	—	—	3,437
Foreign currency translation	—	—	—	(227)	—	(227)
Balance at June 30, 2023	16,612,266	$17	$375,517	$(1,404)	$(402,559)	$(28,429)

	Six Months Ended June 30, 2024
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2023	22,038,855	$22	$379,244	$(1,186)	$(417,670)	$(39,590)
Net loss	—	—	—	—	(19,050)	(19,050)
Share-based compensation	—	—	15	—	—	15
Common stock issued pursuant to agreements with Ionic (Note 12)	27,833,205	28	12,279	—	—	12,307
Foreign currency translation	—	—	—	(31)	—	(31)
Balance at June 30, 2024	49,872,060	$50	$391,538	$(1,217)	$(436,720)	$(46,349)

	Six Months Ended June 30, 2023
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2022	11,539,564	$12	$368,945	$(859)	$(388,523)	$(20,425)
Net loss	—	—	—	—	(14,036)	(14,036)
Share-based compensation	—	—	156	—	—	156
Common stock issued pursuant to agreements with Ionic (Note 12)	5,072,702	5	6,416	—	—	6,421
Foreign currency translation	—	—	—	(545)	—	(545)
Balance at June 30, 2023	16,612,266	$17	$375,517	$(1,404)	$(402,559)	$(28,429)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,050)	$(14,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122	71
Share-based compensation	6	153
Cost of extending note payable	—	750
Finance cost related to obligations to issue common stock	10,072	4,626
Accrued interest included in note payable	—	1,139
Impairment of assets	—	392
Provision for doubtful accounts	255	138
Other	18	36
Changes in operating assets and liabilities:
Accounts receivable	(3,386)	(957)
Inventory	99	(42)
Deferred cost of revenue	354	1,865
Prepaid expense and other assets	(16)	13
Operating lease assets	145	(607)
Accounts payable, accrued expense and other liabilities	5,512	745
Contract liability	(138)	145
Operating lease liabilities	(107)	342
Net cash used in operating activities	(6,114)	(5,227)
Cash flows from investing activities:
Purchases of property, equipment and software	(567)	(6)
Payment of amounts capitalized to software in progress	—	—
Net cash used in investing activities	(567)	(6)
Cash flows from financing activities:
Funds received in advance of potential financing	2,750	—
Proceeds from obligations to issue common stock - ELOC	4,750	3,000
Proceeds from obligations to issue common stock - Debentures	—	2,500
Proceeds from debt	50	—
Advances from related parties	720	697
Repayments of advances from related parties	(1,279)	(792)
Repayments of debt	(17)	(16)
Net cash provided by financing activities	6,974	5,389
Net change in cash	293	156
Cash:
Beginning of period	145	52
End of period	$438	$208

Supplemental cash flow information:
Cash paid for interest	$150	$988

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock - Ionic ELOC and Debentures (Note 12)	$12,307	$6,421
Purchase of property and equipment pursuant to notes payable	$21	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2024 and 2023

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and its subsidiaries (“Remark”, “we”, “us”, or “our”) constitute a diversified global technology business with leading artificial intelligence (“AI”) and data-analytics solutions. The common stock of Remark Holdings, Inc. is traded in the OTCQX Best market under the ticker symbol MARK.

We primarily sell AI-based products and services. We currently recognize substantially all of our revenue from the U.S., with additional revenue from sales in the U.K. and China.

Going Concern

During the six months ended June 30, 2024, and in each fiscal year since our inception, we have incurred operating losses which have resulted in a stockholders’ deficit of $46.3 million as of June 30, 2024. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $6.1 million during the six months ended June 30, 2024. As of June 30, 2024, our cash balance was $0.4 million. Also, we did not make required repayments of the outstanding loans under the 2023 Mudrick Loan Agreement when due (see Note 10 for more information) and we have accrued approximately $1.4 million of delinquent payroll taxes.

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

Reclassification

On our consolidated balance sheet for the year ended December 31, 2023, we reclassified approximately $0.4 million from Accrued expense and other current liabilities to Advances from related parties to conform to the current year presentation.

Table of Contents	5	Financial Statement Index

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2024, with the audited Consolidated Balance Sheet amounts as of December 31, 2023 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the six months ended June 30, 2024 in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of June 30, 2024, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

Cash

Our cash consists of funds held in bank accounts.

We maintain cash balances in United States dollars (“USD”), British pounds (“GBP”), Chinese Yuan (“CNY”) and Hong Kong dollars (“HKD”).

Table of Contents	6	Financial Statement Index

The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	June 30, 2024	December 31, 2023
Cash denominated in:
USD	$417	$31
CNY	16	109
GBP	4	1
HKD	1	4
Total cash	$438	$145

We maintain substantially all of our USD-denominated cash at a U.S. financial institution where the balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of June 30, 2024, we do not believe we have any significant concentrations of credit risk. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the USD, although such risk is somewhat mitigated because we transfer U.S. funds to China to fund local operations. If, however, the USD is devalued significantly against the CNY, our cost to further develop our business in China could exceed original estimates.

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

We believe the reported carrying amounts for cash, receivables, prepaids and other current assets, accounts payable, accrued expense and other current liabilities, and short-term debt approximate their fair values because of the short-term nature of these financial instruments.

Foreign Currency Translation

We report all currency amounts in USD. Our overseas subsidiaries, however, maintain their books and records in their functional currencies, which are GBP in the United Kingdom (“U.K.”) and CNY in China.

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

Table of Contents	7	Financial Statement Index

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2024	2023
Exchange rates at June 30th:
GBP:USD	1.264	1.266
CNY:USD	0.138	0.138
HKD:USD	0.128	0.128

Average exchange rate during the six months ended June 30th:
CNY:USD	0.138	0.143
GBP:USD	1.270	1.252

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

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated sales forecasts. At June 30, 2024 and December 31, 2023, reserve for inventory was $2.2 million and $2.2 million, respectively.

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

For the six months ended June 30, 2024 and 2023, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive.

Securities which may have affected the calculation of diluted earnings per share for the three and six months ended June 30, 2024 if their effect had been dilutive include 1,518,078 total outstanding options to purchase our common stock, 1,007,441 outstanding warrants to purchase our common stock, as well as an estimated 101,193,753 shares of our common stock issuable to Ionic Ventures, LLC (“Ionic”) in relation to our transactions with Ionic (see Note 12).

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. For us, ASU 2023-07 will be effective on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The adoption of ASU 2023-07 did not have a material impact on our results of operations, financial position or cash flows.

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

NOTE 3. CONCENTRATION OF RISK

Revenue and Accounts Receivable

The disaggregation of revenue tables in Note 4 demonstrate the concentration in our revenue from certain products and the geographic concentration of our business. We also have a concentration in the volume of business we transacted with customers, as during the six months ended June 30, 2024, apart from a de minimis amount, essentially all of our revenue resulted from one customer, while during six months ended June 30, 2023, three of our customers represented about 40%, 35% and 11%, respectively, of our revenue. At June 30, 2024, net accounts receivable from one of our customers represented about 87% of our net accounts receivable, while at December 31, 2023, net accounts receivable from three of our customers represented about 37%, 34% and 12%, respectively, of our net accounts receivable.

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

Table of Contents	10	Financial Statement Index

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by category of products and services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
AI-based products and services	$3,699	$3,105	$4,086	$3,826
Other	—	62	—	167
Revenue	$3,699	$3,167	$4,086	$3,993

The following table presents a disaggregation of our revenue by country (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
China	$—	$3,097	$387	$3,840
United States and United Kingdom	3,699	70	3,699	153
Revenue	$3,699	$3,167	$4,086	$3,993

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the six months ended June 30, 2024, our contract liability changed only as a result of routine business activity.

During the six months ended June 30, 2024 and 2023, the amount of revenue we recognized that was included in the beginning balance of Contract liability was not material.

During the six months ended June 30, 2024 and 2023, we did not recognize revenue from performance obligations that were satisfied in previous periods.

Certain Agreements Related to AI-Based Product Sales in China

We completed certain projects in China during the year ended December 31, 2023 worth approximately $1.4 million, but the agreement did not meet the criteria for revenue recognition on an accrual basis. We will recognize the revenue from such agreement as we receive the cash. We recognized approximately $0.4 million of such amount during the six months ended June 30, 2024.

Table of Contents	11	Financial Statement Index

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	June 30, 2024	December 31, 2023
U.S. and U.K.
Gross accounts receivable balance	$3,722	$62
Allowance for bad debt	(42)	(42)
Accounts receivable, net - U.S. and U.K.	$3,680	$20

China
Gross accounts receivable balance	$6,530	$7,001
Allowance for bad debt	(5,849)	(5,734)
Accounts receivable, net - China	$681	$1,267
Total accounts receivable - net	$4,361	$1,287

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our China AI projects at June 30, 2024 and December 31, 2023; including approximately $0.7 million and $0.7 million, respectively, of trade receivables from projects related to work with our China Business Partner (see Note 16 for more information regarding our China Business Partner and related accounting); represented essentially all our gross trade receivables in each such period. When evaluating for current expected credit losses during 2023, we took into account our historical experience as well as our expectations based upon how we believe the COVID-19 pandemic has caused lingering effects on us and our customers.

NOTE 6. DEFERRED COST OF REVENUE

Deferred cost of revenue as of June 30, 2024 and December 31, 2023 of $0.0 million and $6.6 million, respectively, represent amounts we have paid in advance to vendors who provide services to us in relation to various projects in China. Specifically, the deferred cost of revenue balance as of June 30, 2024, a large percentage of which was paid to a single vendor in 2022 for project installations we expect will be provided to us through our China Business Partner (described in more detail in Note 16), will be utilized as the vendors install our software solutions and/or hardware at numerous sites across various regions of China for our customers and as the vendors perform other services for us pursuant to customer requirements. Because most of the projects for which we have engaged the vendors require purchases of hardware, equipment and/or supplies in advance of site visits, we made the prepayments in anticipation of several large batches of project installations. We did not make any additional advance payments to vendors in 2024 related to projects, and we were able to complete installations of projects that reduced by $0.4 million the deferred cost of revenue balance associated with the vendor which performs the project installations provided to us through our China Business Partner.

Lengthy COVID-19 related lockdowns that occurred in various regions in China during 2022 were the initial cause of delays in completing projects for which we had paid in advance. A slow recovery from such lockdowns in addition to increased political tensions between the U.S. and China led to our decision to reduce staff in China, all of which has made progress in completing projects slow. The balance of deferred cost of revenue as of June 30, 2024 can be fully recovered, given that the vendors are able to perform the installations, but completing the projects in China and fully recovering the deferred cost of revenue balance will require additional capital resources. While we have turned our focus to expanding our business outside of China, we will continue working to complete the projects in China, though we may have to impair the asset in future periods to the extent our capital resources are not sufficient to complete all such projects. Given that we have limited capital resources for China, which could cause further delays in completing the projects associated with the deferred cost of revenue, we have reclassified the balance of deferred cost of revenue as a long-term asset as of June 30, 2024.

Table of Contents	12	Financial Statement Index

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	June 30, 2024	December 31, 2023
Other receivables	2	147
Prepaid expense	369	339
Deposits	121	128
Total	$492	$614

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	June 30, 2024	December 31, 2023
Vehicles	3	$153	153
Computers and equipment	3	1,232	$1,217
Furniture and fixtures	3	42	42
Software	3	4,609	4,082
Leasehold improvements	3	206	204
Total property, equipment and software		$6,242	$5,698
Less accumulated depreciation		(5,608)	(5,509)
Total property, equipment and software, net		$634	$189

For the six months ended June 30, 2024 and 2023, depreciation (and amortization of software) expense was not material.

NOTE 9. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and benefit-related expense	$2,434	$3,221
Accrued delinquent payroll taxes	1,356	495
Accrued interest	3,306	1,570
Other accrued expense	2,770	3,187
Other payables	2,202	2,138
Operating lease liability - current	249	288
Other current liabilities	886	632
Total	$13,203	$11,531

Table of Contents	13	Financial Statement Index

NOTE 10. NOTES PAYABLE

The following table presents our notes payable (in thousands) as of:

	June 30, 2024	December 31, 2023
2023 Mudrick Notes (Past Due)	$16,307	$16,307
Other notes payable	189	156
Notes payable, net of unamortized discount and debt issuance cost	$16,496	$16,463

On December 3, 2021, we entered into a senior secured loan agreement (the “Original Mudrick Loan Agreement”) with certain of our subsidiaries as guarantors (the “Guarantors”) and certain institutional lenders affiliated with Mudrick Capital Management, LP (collectively, “Mudrick”), pursuant to which Mudrick extended credit to us consisting of term loans in the aggregate principal amount of $30.0 million (the “Original Mudrick Loans”). The Original Mudrick Loans bore interest at 16.5% per annum with an original maturity date of July 31, 2022.

As of December 31, 2022, the outstanding balance of the Original Mudrick Loans was $14.4 million, and approximately $0.8 million of accrued interest was included in Accrued expense and other current liabilities. During the three months ended March 31, 2023, prior to the 2023 Mudrick Loan Agreement (defined below) canceling the Original Mudrick Loans, we accrued approximately $0.6 million additional interest expense on the Original Mudrick Loans, of which $0.3 million was paid during such period.

On March 14, 2023, we entered into a Note Purchase Agreement (the “2023 Mudrick Loan Agreement”) with Mudrick, pursuant to which all of the Original Mudrick Loans were cancelled in exchange for new notes payable to Mudrick (the “2023 Mudrick Notes”) in the aggregate principal amount of approximately $16.3 million. The principal balance of the 2023 Mudrick Notes at June 30, 2024 and December 31, 2023 included the $14.4 million outstanding balance of the Original Mudrick Loans, plus $1.1 million of accrued interest on the Original Mudrick Loans, plus a fee of approximately $0.8 million payable to Mudrick as consideration for cancelling the Original Mudrick Loans and converting all amounts outstanding thereunder into the 2023 Mudrick Notes. We recorded the $0.8 million as interest expense during the three months ended March 31, 2023.

The 2023 Mudrick Notes bore interest at a rate of 20.5% per annum, which was payable on the last business day of each month commencing on May 31, 2023. The interest rate increased by 2% and the principal amount outstanding under the 2023 Mudrick Notes and any unpaid interest thereon could become immediately due and payable upon the occurrence of any event of default under the 2023 Mudrick Loan Agreement. All amounts outstanding under the 2023 Mudrick Notes, including all accrued and unpaid interest, became due and payable in full on October 31, 2023.

To secure the payment and performance of the obligations under the Original Mudrick Loan Agreements and the 2023 Mudrick Loan Agreement, we, together with certain of our subsidiaries (the “Guarantors”), granted to TMI Trust Company, as the collateral agent for the benefit of Mudrick, a first priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions.

We did not make required repayments of the outstanding loans under the 2023 Mudrick Loan Agreement that were due beginning on June 30, 2023, which constitute events of default for which we have not received a waiver as of the date of this Form 10-Q. Please see Note 17 for additional information regarding transactions with Mudrick.

Other Notes Payable

The Other notes payable in the table above represent individually immaterial notes payable issued for the purchase of operating assets. Such notes payable bear interest at a weighted-average interest rate of approximately 6.0% and have a weighted-average remaining term of approximately 3.4 years.

Table of Contents	14	Financial Statement Index

NOTE 11. FUNDS RECEIVED IN ADVANCE OF POTENTIAL FINANCING

As of June 30, 2024, we reported a liability of $2.8 million related to cash we received from an unrelated potential investor/creditor in advance of finalizing an agreement.

NOTE 12. OBLIGATIONS TO ISSUE COMMON STOCK (TRANSACTIONS WITH IONIC)

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

On March 14, 2023, we entered into a new debenture purchase agreement (the “2023 Debenture Purchase Agreement”) with Ionic pursuant to which we authorized the issuance and sale of two convertible subordinated debentures in the aggregate principal amount of approximately $2.8 million for an aggregate purchase price of $2.5 million. The first debenture is in the original principal amount of approximately $1.7 million for a purchase price of $1.5 million (the “First 2023 Debenture”), which was issued on March 14, 2023, and the second debenture is in the original principal amount of approximately $1.1 million for a purchase price of $1.0 million (the “Second 2023 Debenture” and collectively with the First Debenture, the “2023 Debentures”), which was issued on April 12, 2023. The 2023 Debenture automatically converted into shares of our common stock (the “2023 Debenture Settlement Shares”) on June 26, 2023 upon the effectiveness of a registration statement we filed pursuant to a registration rights agreement we entered into with Ionic. Upon issuance of the First 2023 Debenture and the Second 2023 Debenture, we initially estimated the obligations to issue common stock at an aggregate of approximately $4.1 million, or equivalent estimated issuable shares of 3,669,228. As of December 31, 2023, we estimated that an aggregate total of 9,383,966 shares remained to be issued upon conversion in full of the 2023 Debentures, representing obligations with an aggregate fair value of $4.6 million. When the measurement period for determining the conversion price of the 2023 Debentures was completed, we determined that the final number of 2023 Debentures Settlement Shares would be 16,928,989 (inclusive of 657,000 shares that were issued during 2023), resulting in the issuance during the six months ended June 30, 2024 of an additional 16,271,989 shares with a fair value of $10.3 million in final settlement of the 2023 Debentures.

Table of Contents	15	Financial Statement Index

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

Table of Contents	16	Financial Statement Index

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

As of December 31, 2023, we estimated that an additional 10,876,635 shares would be issued in settlement of our obligation to issue common stock under the ELOC Advances, representing an obligation with an aggregate fair value of $5.4 million. During the six months ended June 30, 2024, Ionic advanced to us a total of $4.8 million pursuant to the Amended ELOC Purchase Agreement. Upon issuance of the ELOC Advances during the six months ended June 30, 2024, we initially estimated the obligations to issue common stock at approximately $7.8 million (resulting in a finance cost of $3.0 million in excess of the $4.8 million advance), or equivalent estimated issuable shares of 24,965,987. During the six months ended June 30, 2024, we issued 11,561,216 shares with a fair value of $2.0 million in partial settlement of ELOC Advances. As of June 30, 2024, we estimated that an additional 101,193,753 shares with a fair value of $12.5 million would be issued in settlement of our obligation to issue common stock under the ELOC Advances.

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

	2023 Debentures	ELOC Advances	Total
Obligations to Issue Common Stock
Balance at December 31, 2023	$4,647	$5,386	$10,033
Establishment of new obligation to issue shares	—	7,781	7,781
Issuance of Shares	(10,321)	(1,986)	(12,307)
Change in measurement of liability	5,674	1,367	7,041
Balance at June 30, 2024	$—	$12,548	$12,548

Estimated Number of Shares Issuable
Balance at December 31, 2023	9,383,966	10,876,635	20,260,601
Establishment of new obligation to issue shares	—	24,965,987	24,965,987
Issuance of Shares	(16,271,989)	(11,561,216)	(27,833,205)
Change in estimated number of shares issuable	6,888,023	76,912,347	83,800,370
Balance at June 30, 2024	—	101,193,753	101,193,753

Table of Contents	18	Financial Statement Index

The following table shows the composition of finance cost associated with our obligations to issue common stock (dollars in thousands) for the six months ended June 30, 2024:

	2023 Debentures	ELOC Advances	Total
Initial obligation in excess of purchase price	$—	$3,031	3,031
Change in measurement of liability	5,674	1,367	7,041
Total	$5,674	$4,398	$10,072

The following table shows the composition of finance cost associated with our obligations to issue common stock (dollars in thousands) for the six months ended June 30, 2023:

	2022 Debentures	2023 Debentures	Filing & Effectiveness Default	Letter Agreement	ELOC Advance	Total
Initial obligation in excess of purchase price	$—	$1,609	$332	$249	$984	3,174
Change in measurement of liability	1,246	235	(38)	(22)	31	1,452
Total	$1,246	$1,844	$294	$227	$1,015	$4,626

NOTE 13. COMMITMENTS AND CONTINGENCIES

At June 30, 2024, we had no material commitments outside the normal course of business.

Contingencies

As of June 30, 2024, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

NOTE 14. STOCKHOLDERS' DEFICIT

Equity Issuances

During the six months ended June 30, 2024, we issued a total of 27,833,205 shares with a fair value of $12.3 million to Ionic in full or partial settlement of ELOC Advances and convertible debentures pursuant to transactions with Ionic (see Note 12).

Table of Contents	19	Financial Statement Index

Warrants

The following table summarizes information related to our equity-classified stock warrant issuances as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,007,441	$39.90	2.7	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at June 30, 2024	1,007,441	$39.90	2.2	$—

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

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,618,851	$30.31	4.5	$1
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(100,773)	57.37
Outstanding at June 30, 2024	1,518,078	$28.52	4.2	$—

Exercisable at December 31, 2023	1,598,754	30.67	4.4	$—
Exercisable at June 30, 2024	1,500,747	28.82	4.1	$—

Table of Contents	20	Financial Statement Index

The following table summarizes activity related to our liability-classified China Cash Bonuses as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	56,750	$30.86	5.1	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(13,000)	13.39
Outstanding at June 30, 2024	43,750	$30.86	4.6	$—

Exercisable at December 31, 2023	56,750	30.86	5.1	$—
Exercisable at June 30, 2024	43,750	30.86	4.6	$—

The following table presents the change in the liability associated with our China Cash Bonuses included in Accrued expense and other current liabilities (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2024	2023
Balance at beginning of period	$11	$32
Share-based compensation expense related to China Cash Bonuses	(9)	(21)
Balance at end of period	$2	$11

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Six Months Ended June 30,
	2024	2023
Stock options	$15	$156
China Cash Bonuses	(9)	(3)
Total	$6	$153

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

NOTE 15. RELATED PARTY TRANSACTIONS

As of June 30, 2024 and December 31, 2023, we owed approximately $1.0 million and $1.6 million, respectively, to members of management representing various operating expense payments made on our behalf. The amounts due are unsecured and non-interest-bearing, with no formal terms of repayment.

Table of Contents	21	Financial Statement Index

NOTE 16. CHINA BUSINESS PARTNER

We interact with an unrelated entity (the “China Business Partner”) in more than one capacity. Firstly, since 2020, we have been working with the China Business Partner to earn revenue by obtaining business from some of the largest companies in China. Secondly, our artificial intelligence business in the U.S. has purchased substantially all of its inventory from a subsidiary of the China Business Partner which manufactures certain equipment to our specifications. Though we did not make any such inventory purchases during the six months ended June 30, 2024, we did purchase software for internal use from the China Business Partner totaling approximately $0.3 million. In addition, a member of our senior leadership team maintains a role in the senior management structure of the China Business Partner.

During the six months ended June 30, 2024 and 2023, we recognized no or de minimis amounts of revenue from the relationship with the China Business Partner. At June 30, 2024 and December 31, 2023, in addition to the outstanding accounts receivable balances from the China Business Partner described in Note 5, we had outstanding accounts payable to the China Business Partner of $0.7 million and $0.7 million, respectively.

NOTE 17. SUBSEQUENT EVENTS

Mudrick Agreement

On August 5, 2024, we entered into an Exchange Agreement (the “Exchange Agreement”) with Mudrick Capital Management, L.P., on behalf of itself and the holders (the “Investors”) of 2023 Mudrick Notes in an aggregate principal amount of approximately $16.3 million (the “Original Principal”) pursuant to which the Investors and we exchanged the 2023 Mudrick Notes for newly-issued, secured convertible debentures issued by us (the “Secured Convertible Debentures”) in an aggregate principal amount equal to the sum of the Original Principal and accrued and unpaid interest on the Original Principal in the aggregate amount of approximately $3.7 million.

The Secured Convertible Debentures mature on May 15, 2025 and bear interest at a rate of 20.5% per annum, and the interest is payable in kind by our issuance to the Investors of shares of our common stock as described below. The Secured Convertible Debentures are convertible, at the option of the Investors, at any time, into such number of shares of our common stock equal to the principal amount of the Secured Convertible Debentures converted plus all accrued and unpaid interest on such principal amount at a conversion price equal the closing price of our common stock on the trading day immediately preceding the conversion date, subject to a floor price of $0.10, subject to (i) equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events and (ii) the availability of authorized shares of common stock which can be reserved for the purpose of such conversion.

In no event will the Investors be entitled to convert any portion of the Secured Convertible Debentures in excess of that portion which would result in beneficial ownership by it and its affiliates of more than 9.99% of the outstanding shares of common stock, unless such Investors deliver to us written notice at least sixty-one (61) days prior to the effective date of such notice that the provision be adjusted to 9.99%. The Secured Convertible Debentures provide that neither the Investors nor any affiliate may sell or otherwise transfer, directly or indirectly on any trading day any shares of our common stock an amount representing more than 10.0% of the trading volume of the common stock.

In addition, we can redeem the Secured Convertible Debentures at a redemption price equal to 100% of the sum of the principal amount of the Secured Convertible Debentures to be redeemed plus accrued interest, if any.

Upon the occurrence of events of default specified in the Secured Convertible Debentures, including the failure to pay the outstanding principal amount of the Secured Convertible Debentures and all accrued and unpaid interest thereon when due, the breach of the terms of the Exchange Agreement, the Secured Convertible Debentures or the Security Agreement (as defined below), the breach of Remark’s or the Guarantors (as defined below) representations and warranties in the Exchanges Agreement, the Secured Convertible Debentures or the Security Agreement, certain bankruptcy events with respect to Remark or the Guarantors, the failure to pay amounts due and payable under any indebtedness of Remark or a Guarantor in an amount in excess of $100,000 or a final judgment is entered against Remark or a Guarantor in an aggregate amount in excess of $100,000, all amounts owed under the Secured Convertible Debenture, together with default interest at 22.5% per annum, shall then become due and payable. In addition, the Collateral Agent (as defined below) shall have the right to exercise remedies set forth in the Security Agreement.

The Secured Convertible Debentures are guaranteed by certain of our direct and indirect subsidiaries (the “Guarantors”) and are secured by all the assets (wherever located, whether now owned or hereafter acquired) of Remark and the Guarantors

Table of Contents	22	Financial Statement Index

pursuant to a Guaranty and Security Agreement dated as of August 5, 2024 (the “Security Agreement”), by and among us, as the Guarantors, the Investors and Argent Institutional Trust Company (the “Collateral Agent”).

Ionic Transactions

During August 2024, we issued a total of 1,080,000 shares to Ionic in partial settlement of ELOC Advances.

Table of Contents	23	Financial Statement Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2024 in conjunction with our condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Form 10-Q. Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this Form 10-Q.

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

Table of Contents	24	Financial Statement Index

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

While we will continue to work with customers in China in the future as capital resources permit, we have been responding to the pandemic-related challenges and political tensions by looking for opportunities to expand our business in the Asia-Pacific region outside of China, where we believe there still are fast-growth AI market opportunities for our solutions, as well as by spending increasing amounts of effort developing business opportunities in the United States, the U.K., and in Central and South America, where we see demand for AI products and solutions in the workplace, government and public safety markets. For example, during the first quarter of 2024, we won a contract with a large school district in the U.S. During 2023, we began sales in the U.K. and Brazil, and we successfully signed initial contracts to assist expansion of our sales into Colombia, Malaysia, and India. Given the lack in those three respective countries and in Brazil of AI companies specializing in computer vision, we believe we have a first-mover advantage with regard to targeting the same industries that we have successfully targeted in China and which we have targeted in the U.S. and U.K. In addition, we anticipate expanding sales into the Middle East during the second half of 2024, which expansion we do not believe will be affected by the current geopolitical situation in that region.

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

Table of Contents	25	Financial Statement Index

Business Developments During 2024

As described above, the high level of political tension between the U.S. and China, as well as reducing our staff in China, has made it difficult for us to complete significant projects in China as we did in prior periods. At the same time, we continued building our business outside of China, having success with a large school district in the U.S. We expect additional orders from the large school district in the coming months.

The following table presents our revenue categories as a percentage of total consolidated revenue during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
AI-based products and services	100%	98%	100%	96%
Advertising and other	—%	2%	—%	4%

CRITICAL ACCOUNTING ESTIMATES

During the six months ended June 30, 2024, we made no material changes to our critical accounting estimates as we disclosed them in Part II, Item 7 of our 2023 Form 10-K, except as described below.

Evaluating Indefinite-Lived Intangible Assets for Impairment

At least annually, we qualitatively assess indefinite-lived intangible assets, such as deferred cost of revenue, to determine whether it is more likely than not that such assets are impaired. If we determine that such assets are, more likely than not, impaired, we compare the fair value of such assets to their carrying value to determine the amount of impairment.

The balance of deferred cost of revenue as of June 30, 2024 can be fully recovered, given that the vendors are able to perform the installations, but completing the projects in China and fully recovering the deferred cost of revenue balance will require additional capital resources. While we have turned our focus to expanding our business outside of China, we will continue working to complete the projects in China, though we may have to impair the asset in future periods to the extent our capital resources are not sufficient to complete all such projects. Given that we have limited capital resources for China, which could cause further delays in completing the projects associated with the deferred cost of revenue, we have reclassified the balance of deferred cost of revenue as a long-term asset as of June 30, 2024.

RESULTS OF OPERATIONS

The following tables summarize our operating results for the three and six months ended June 30, 2024, and the discussion following the table explains material changes in such operating results compared to the three and six months ended June 30, 2023.

Table of Contents	26	Financial Statement Index

(dollars in thousands)	Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Revenue	$3,699	$3,167	$532	17%

Cost of revenue	2,925	2,511	414	16%
Sales and marketing	269	387	(118)	(30)%
Technology and development	366	567	(201)	(35)%
General and administrative	3,294	3,244	50	2%
Depreciation and amortization	58	25	33	132%
Impairments	—	392	(392)	(100)%
Total cost and expense	6,912	7,126

Interest expense	(961)	(858)	(103)	12%
Finance cost related to obligations to issue common stock	(925)	(1,050)	125	(12)%
Other gain (loss), net	(160)	(7)	(153)	2,186%
Net loss	(5,259)	(5,874)	615	(10)%

(dollars in thousands)	Six Months Ended June 30, 2024		Change
	2024	2023	Dollars	Percentage
Revenue	$4,086	$3,993	$93	2%

Cost of revenue	3,275	2,966	309	10%
Sales and marketing	569	753	(184)	(24)%
Technology and development	712	736	(24)	(3)%
General and administrative	6,317	6,077	240	4%
Depreciation and amortization	122	71	51	72%
Impairments	—	392	(392)	(100)%
Total cost and expense	10,995	10,995

Interest expense	(1,904)	(2,402)	498	(21)%
Finance cost related to obligations to issue common stock	(10,072)	(4,626)	(5,446)	118%
Other gain (loss), net	(165)	(6)	(159)	2,650%
Net loss	(19,050)	(14,036)	(5,014)	36%

Revenue and Cost of Revenue. During the three months ended June 30, 2024, our reduction of staff in China and refocusing of efforts outside of China prevented us from completing any significant projects. Our efforts to expand our business outside of China led to our completion of a project for a large school district in the U.S., resulting in our recognition of approximately $3.7 million of revenue. The decrease in revenue from China partially offset almost all the revenue recognized in the U.S., resulting in the increase of approximately $0.5 million. Cost of sales increased in relation to the change in revenue.

Table of Contents	27

During the six months ended June 30, 2024, the lack of project completions that resulted from the reduction of staff in China and a refocusing of efforts outside of China caused a reduction in revenue that almost entirely offset the increase in revenue in the U.S. that resulted from our completion of the school district project. Cost of sales increased in relation to the change in revenue.

Technology and Development. During the three months ended June 30, 2024, a decrease of approximately $0.2 million in payroll-related expense resulted from our reduction in staff in our China operations.

During the six months ended June 30, 2024, a decrease of approximately $0.5 million in payroll-related expense resulted from our reduction in staff in our China operations. During the six months ended June 30, 2023, we received a refundable tax credit of approximately $0.5 million from the government of the United Kingdom resulting from our research and development activities in its jurisdiction and reported such amount as an offset to expense. During the six months ended June 30, 2024, we did not receive such tax credit. The difference in timing of the research and development tax credit resulted in an increase in expense that almost entirely offset the decrease in payroll-related expense.

General and administrative. During the six months ended June 30, 2024, an increase of approximately $0.3 million in certain expenses related to business development and other individually immaterial increases in other expenses that were not indicative of trends in our business was partially offset by a $0.2 million decrease in franchise taxes resulting from a change in estimate, as well as by other individually immaterial decreases in other expenses that were not indicative of trends in our business.

Impairments. During the three months ended June 30, 2023, we determined that certain costs that we had capitalized to software development in progress would no longer be recoverable and we recorded an impairment of approximately $0.2 million. Also, we recorded an impairment of approximately $0.2 million related to certain prepaid expense amounts which were deemed unrecoverable. No such impairments were recorded during the three or six months ended June 30, 2024.

Interest expense. Interest expense decreased during the six months ended June 30, 2024 because the same period of the prior year included an extension fee of approximately $0.8 million we recorded in relation to our entry on March 14, 2023 into the 2023 Mudrick Loan Agreement, along with the Original Mudrick Loan Agreements, described in Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. The increase related to the extension fee was partially offset by an increase in the interest rate related to the 2023 Mudrick Loan Agreement as a result of us not making certain payments of principal when due.

Finance Cost Related to Obligations to Issue Common Stock. The finance cost during the six months ended June 30, 2024 resulted from the establishment and remeasurement of obligations to issue our common stock that we incurred in relation to the ELOC Advances we received from Ionic, all of which is described in Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. We had more ELOC Advances outstanding during the six months ended June 30, 2024 than during the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

During the six months ended June 30, 2024, and in each fiscal year since our inception, we have incurred net losses which have resulted in an accumulated deficit of $(436.7) million within stockholders’ deficit as of June 30, 2024. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $6.1 million during the six months ended June 30, 2024, our cash balance was $0.4 million as of June 30, 2024, we have accrued approximately $1.4 million of delinquent payroll taxes.

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

Table of Contents	28

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

On March 14, 2023, we entered into the 2023 Mudrick Loan Agreement pursuant to which all of the Original Mudrick Loans were cancelled in exchange for the 2023 Mudrick Notes in the aggregate principal amount of approximately $16.3 million. The 2023 Mudrick Notes bore interest at a rate of 20.5% per annum, which waas payable on the last business day of each month commencing on May 31, 2023. The interest rate increased by 2% and the principal amount outstanding under the 2023 Mudrick Notes and any unpaid interest thereon could have become immediately due and payable upon the occurrence of any event of default under the 2023 Mudrick Loan Agreement. All amounts outstanding under the 2023 Mudrick Notes, including all accrued and unpaid interest, will be due and payable in full on October 31, 2023. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding the 2023 Mudrick Notes.

To secure the payment and performance of the obligations under the Original Mudrick Loan Agreements and the 2023 Mudrick Loan Agreement, we, together with the Guarantors, granted to TMI Trust Company, as the collateral agent for the benefit of Mudrick, a first priority lien on, and security interest in, all assets of Remark and the Guarantors, subject to certain customary exceptions.

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

On August 5, 2024, we entered into an Exchange Agreement (the “Exchange Agreement”) with Mudrick Capital Management, L.P., on behalf of itself and the holders (the “Investors”) of 2023 Mudrick Notes in an aggregate principal amount of approximately $16.3 million (the “Original Principal”) pursuant to which the Investors and we exchanged the 2023 Mudrick Notes for newly-issued, secured convertible debentures issued by us (the “Secured Convertible Debentures”) in an aggregate principal amount equal to the sum of the Original Principal and accrued and unpaid interest on the Original Principal in the aggregate amount of approximately $3.7 million.

Table of Contents	29

The Secured Convertible Debentures mature on May 15, 2025 and bear interest at a rate of 20.5% per annum, and the interest is payable in kind by our issuance to the Investors of shares of our common stock as described below. The Secured Convertible Debentures are convertible, at the option of the Investors, at any time, into such number of shares of our common stock equal to the principal amount of the Secured Convertible Debentures converted plus all accrued and unpaid interest on such principal amount at a conversion price equal the closing price of our common stock on the trading day immediately preceding the conversion date, subject to a floor price of $0.10, subject to (i) equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events and (ii) the availability of authorized shares of common stock which can be reserved for the purpose of such conversion.

In no event will the Investors be entitled to convert any portion of the Secured Convertible Debentures in excess of that portion which would result in beneficial ownership by it and its affiliates of more than 9.99% of the outstanding shares of common stock, unless such Investors deliver to us written notice at least sixty-one (61) days prior to the effective date of such notice that the provision be adjusted to 9.99%. The Secured Convertible Debentures provide that neither the Investors nor any affiliate may sell or otherwise transfer, directly or indirectly on any trading day any shares of our common stock an amount representing more than 10.0% of the trading volume of the common stock.

In addition, we can redeem the Secured Convertible Debentures at a redemption price equal to 100% of the sum of the principal amount of the Secured Convertible Debentures to be redeemed plus accrued interest, if any.

Upon the occurrence of events of default specified in the Secured Convertible Debentures, including the failure to pay the outstanding principal amount of the Secured Convertible Debentures and all accrued and unpaid interest thereon when due, the breach of the terms of the Exchange Agreement, the Secured Convertible Debentures or the Security Agreement (as defined below), the breach of Remark’s or the Guarantors (as defined below) representations and warranties in the Exchanges Agreement, the Secured Convertible Debentures or the Security Agreement, certain bankruptcy events with respect to Remark or the Guarantors, the failure to pay amounts due and payable under any indebtedness of Remark or a Guarantor in an amount in excess of $100,000 or a final judgment is entered against Remark or a Guarantor in an aggregate amount in excess of $100,000, all amounts owed under the Secured Convertible Debenture, together with default interest at 22.5% per annum, shall then become due and payable. In addition, the Collateral Agent (as defined below) shall have the right to exercise remedies set forth in the Security Agreement.

The Secured Convertible Debentures are guaranteed by certain of our direct and indirect subsidiaries (the “Guarantors”) and are secured by all the assets (wherever located, whether now owned or hereafter acquired) of Remark and the Guarantors pursuant to a Guaranty and Security Agreement dated as of August 5, 2024 (the “Security Agreement”), by and among us, as the Guarantors, the Investors and Argent Institutional Trust Company (the “Collateral Agent”).

Obligations to Issue Common Stock

On October 6, 2022, we entered into a debenture purchase agreement (the “2022 Debenture Purchase Agreement”) with Ionic, pursuant to which we issued a convertible subordinated debenture in the original principal amount of $2.8 million (the “2022 Debenture”) to Ionic for a purchase price of $2.5 million (See Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report for additional detail).

In connection with the 2022 Debenture, on October 6, 2022, we also entered into a purchase agreement with Ionic (as amended by those certain letter agreements by and between Remark and Ionic, dated as of January 5, 2023; July 12, 2023; August 10, 2023; September 15, 2023; and February 14, 2024, and by the First Amendment dated January 9, 2024, the “Amended ELOC Purchase Agreement”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Ionic to purchase up to an aggregate of $50.0 million of shares of our common stock over the 36-month term of the Amended ELOC Purchase Agreement. Under the Amended ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of a resale registration statement filed with the SEC registering such shares and that the 2022 Debenture shall have been fully converted into shares of common stock or shall otherwise have been fully redeemed and settled in all respects in accordance with the terms of the 2022 Debenture, we have the right to present Ionic with a purchase notice (each, a “Purchase Notice”) directing Ionic to purchase any amount up to $0.5 million of our common stock per trading day, at a per share price equal to 80% (or 70% if our common stock is not then trading on Nasdaq) of the average of the two lowest volume-weighted average prices (“VWAPs”) over a specified measurement period. With each purchase under the Amended ELOC Purchase Agreement, we are required to deliver to Ionic an additional number of shares equal to 2.5% of the number of shares of common stock deliverable upon such purchase. (See Note 12, Note 14 and Note 17 in the Notes to Consolidated Financial Statements included in this report for additional detail).

On January 5, 2023, we and Ionic entered into a letter agreement (the “January 2023 Letter Agreement”) which amended the ELOC Purchase Agreement. Under the January 2023 Letter Agreement, the parties agreed, among other things, to (i) amend

Table of Contents	30

the floor price below which Ionic will not be required to buy any shares of our common stock under the ELOC Purchase Agreement from $0.25 to $0.20, determined on a post-reverse split basis, (ii) amend the per share purchase price for purchases under the ELOC Purchase Agreement to 90% of the average of the two lowest daily VWAPs over a specified measurement period, which will commence at the conclusion of the applicable measurement period related to the 2022 Debenture and (iii) waive certain requirements in the ELOC Purchase Agreement to allow for a one-time $0.5 million purchase under the ELOC Purchase Agreement. See Note 12 in the Notes to Consolidated Financial Statements included in this report for additional detail.

On March 14, 2023, we entered into another debenture purchase agreement (the “2023 Debenture Purchase Agreement”) with Ionic pursuant to which we authorized the issuance and sale of two convertible subordinated debentures in the aggregate principal amount of $2.8 million for an aggregate purchase price of $2.5 million. The first debenture is in the original principal amount of $1.7 million for a purchase price of $1.5 million (the “First Debenture”), which was issued on March 14, 2023, and the second debenture is in the original principal amount of $1.1 million for a purchase price of $1.0 million (the “Second Debenture” and collectively with the First Debenture, the “2023 Debentures”). The terms of the 2023 Debentures are further described in Note 12 in the Notes to Consolidated Financial Statements included in this report.

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

Cash Flows - Operating Activities

During the six months ended June 30, 2024, we used $0.9 million more cash in operating activities than we did during the same period of the prior year. The increase in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Table of Contents	31

Cash Flows - Investing Activities

During the six months ended June 30, 2024, we purchased approximately $0.6 million of software for internal use and other operating assets, while during the same period of 2023 investing activities were de minimis.

Cash Flows - Financing Activities

During the six months ended June 30, 2024, we received approximately $1.6 million more from financing activities than we did during the same period of 2023. Ionic advanced us an aggregate of approximately $4.8 million during the six months ended June 30, 2024, under the Amended ELOC Purchase Agreement for which we issued 24,965,987 shares of our common stock and for which we expect to issue another estimated 48,746,999 shares of our common stock, we received $2.8 million from an unrelated potential investor/creditor in advance of finalizing an agreement, and we also received $0.7 million of advances from senior management representing various operating expense payments and repaid $1.3 million of advances from senior management. During the same period of 2023, we received $2.5 million from Ionic in exchange for the issuance of a convertible debenture, Ionic also advanced us an aggregate of $3.0 million, and we received $0.7 million of advances from senior management and repaid $0.8 million of advances from senior management representing various operating expense payments made on our behalf.

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

Table of Contents	32

sales transactions on the valuation of our inventory was insufficient. As a result, there was a risk that we could fail to properly record our e-commerce inventory at the lower of cost or net realizable value.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, because of the material weaknesses described above and in our 2023 Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2024.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. With the oversight of senior management, subsequent to December 31, 2018, a plan to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls was developed. Though the implementation of management’s plans to remediate the material weaknesses identified in 2018 and 2019 have been slowed by various factors, including the COVID-19 pandemic and working capital restrictions, their implementation is still ongoing; therefore, their effects were not fully mitigated as of June 30, 2024.

Changes in Internal Control over Financial Reporting

In our 2023 Form 10-K, we disclosed that management had determined that material weaknesses in our internal control over financial reporting (described above) existed. As of the date of this report, the implementation of the plan developed by management to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls continues, though we are near completing the implementation of a new ERP system that we expect will help to remediate the material weaknesses. Such implementation has been slowed by various factors, including the COVID-19 pandemic. As a result, there was no change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the year ended December 31, 2023, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations. As of June 30, 2024, we have an accumulated deficit of $(436.7) million.

Table of Contents	33	Financial Statement Index

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

We have a concentration in the volume of business we transacted with customers, as during the six months ended June 30, 2024, apart from a de minimis amount, essentially all of our revenue resulted from one customer, while during six months ended June 30, 2023, three of our customers represented about 40%, 35% and 11%, respectively, of our revenue. At June 30, 2024, net accounts receivable from one of our customers represented about 87% of our net accounts receivable, while at December 31, 2023, net accounts receivable from three of our customers represented about 37%, 34% and 12%, respectively, of our net accounts receivable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

We did not sell any equity securities during the quarter ended June 30, 2024 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

Between April 1, 2024 and June 30, 2024, we issued 8,719,016 shares of common stock to Ionic Ventures, LLC for advances made pursuant to the Amended ELOC Purchase Agreement.

We made the offer and sale of securities in the above-described private placement in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investor in a purchase agreement we entered into with the investor.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the six months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Table of Contents	34

ITEM 6.    EXHIBITS

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	File Number	Filed On	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation	8-K	001-33720	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	06/08/2016	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	04/11/2017	3.1
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	07/09/2021	3.1
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	12/21/2022	3.1
3.7	Amended and Restated Bylaws	8-K	001-33720	02/13/2015	3.1
3.8	Amendment to Amended and Restated Bylaws	8-K	001-33720	01/30/2024	3.1
10.1	First Amendment, dated as of January 9, 2024, to Purchase Agreement dated as of October 6, 2022, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	001-33720	01/16/2024	10.1
10.2	Agreement, dated January 29, 2024, by and between Remark Holdings, Inc. and Microsoft Corporation.	8-K	001-33720	01/30/2024	10.1
10.3	Letter Agreement, dated as of February 14, 2024, by and between Remark Holdings, Inc. and Ionic Ventures, LLC.	8-K	001-33720	02/21/2024	10.1
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Table of Contents	35

Incorporated Herein By Reference To
Exhibit Number	Description	Document	File Number	Filed On	Exhibit Number
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith

Table of Contents	36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	August 19, 2024	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	37