Form 10-Q
period 2024-09-30
REMARK HOLDINGS, INC.
filed 2025-01-13
CIK 1368365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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

As of January 8, 2025, a total of 61,902,455 shares of the issuer’s common stock were outstanding.

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

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash	$21	$145
Trade accounts receivable, net	302	1,287
Inventory, net	814	750
Deferred cost of revenue, current	—	6,644
Prepaid expense and other current assets	477	614
Total current assets	1,614	9,440
Property and equipment, net	615	189
Operating lease assets	324	517
Other long-term assets	59	90
Total assets	$2,612	$10,236
Liabilities
Accounts payable	$10,714	$9,348
Advances from related parties	1,548	1,595
Accrued expense and other current liabilities (including $1,391 and $495 of delinquent payroll taxes as of September 30, 2024 and December 31, 2023, respectively)	11,328	11,687
Contract liability	433	570
Notes payable	19,489	16,307
Obligations to issue common stock	11,844	10,033
Funds received in advance of potential financing	2,750	—
Total current liabilities	58,106	49,540
Operating lease liabilities, long-term	121	286
Total liabilities	58,227	49,826

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; zero issued	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 53,770,968 and 22,038,855 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	54	22
Additional paid-in-capital	391,934	379,244
Accumulated other comprehensive loss	(1,269)	(1,186)
Accumulated deficit	(446,334)	(417,670)
Total stockholders’ deficit	(55,615)	(39,590)
Total liabilities and stockholders’ deficit	$2,612	$10,236
See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	1

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$320	$183	$4,406	$4,176
Cost and expense
Cost of revenue (excluding depreciation and amortization)	107	254	3,382	3,220
Sales and marketing	281	340	850	1,093
Technology and development	698	768	1,410	1,504
General and administrative	2,763	2,843	9,080	8,920
Depreciation and amortization	53	107	175	178
Impairments	6,463	—	6,624	392
Total cost and expense	10,365	4,312	21,521	15,307
Operating loss	(10,045)	(4,129)	(17,115)	(11,131)
Other expense
Interest expense	(376)	(949)	(2,280)	(3,351)
Finance cost related to obligations to issue common stock	809	(2,086)	(9,263)	(6,712)
Other loss, net	(2)	(8)	(6)	(14)
Total other expense, net	431	(3,043)	(11,549)	(10,077)
Net loss	$(9,614)	$(7,172)	$(28,664)	$(21,208)
Other comprehensive income
Foreign currency translation adjustments	(52)	175	(83)	(370)
Comprehensive loss	$(9,666)	$(6,997)	$(28,747)	$(21,578)

Weighted-average shares outstanding, basic and diluted	50,815,505	18,377,384	43,583,994	15,355,583

Net loss per share, basic and diluted	$(0.19)	$(0.39)	$(0.66)	$(1.38)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	2	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except number of shares)

	Three Months Ended September 30, 2024
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2024	49,872,060	$50	$391,537	$(1,217)	$(436,720)	(46,350)
Net loss	—	—	—	—	(9,614)	(9,614)
Share-based compensation	130,000	—	12	—	—	12
Common stock issued pursuant to agreements with Ionic (Note 12)	3,280,715	4	330	—	—	334
Common stock issued pursuant to convertible instruments (Note 10)	488,193	—	55	—	—	55
Foreign currency translation	—	—	—	(52)	—	(52)
Balance at September 30, 2024	53,770,968	$54	$391,934	$(1,269)	$(446,334)	$(55,615)

	Three Months Ended September 30, 2023
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2023	16,612,266	$17	$375,517	$(1,404)	$(402,559)	$(28,429)
Net loss	—	—	—	—	(7,172)	(7,172)
Share-based compensation	—	—	11	—	—	11
Common stock issued pursuant to agreements with Ionic (Note 12)	3,099,589	3	2,494	—	—	2,497
Foreign currency translation	—	—	—	175	—	175
Balance at September 30, 2023	19,711,855	$20	$378,022	$(1,229)	$(409,731)	$(32,918)

	Nine Months Ended September 30, 2024
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2023	22,038,855	$22	$379,244	$(1,186)	$(417,670)	$(39,590)
Net loss	—	—	—	—	(28,664)	(28,664)
Share-based compensation	130,000	—	27	—	—	27
Common stock issued pursuant to agreements with Ionic (Note 12)	31,113,920	32	12,608	—	—	12,640
Common stock issued pursuant to convertible instruments (Note 10)	488,193	—	55	—	—	55
Foreign currency translation	—	—	—	(83)	—	(83)
Balance at September 30, 2024	53,770,968	$54	$391,934	$(1,269)	$(446,334)	$(55,615)

	Nine Months Ended September 30, 2023
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2022	11,539,564	$12	$368,945	$(859)	$(388,523)	$(20,425)
Net loss	—	—	—	—	(21,208)	(21,208)
Share-based compensation	—	—	167	—	—	167
Common stock issued pursuant to agreements with Ionic (Note 12)	8,172,291	8	8,910	—	—	8,918
Foreign currency translation	—	—	—	(370)	—	(370)
Balance at September 30, 2023	19,711,855	$20	$378,022	$(1,229)	$(409,731)	$(32,918)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(28,664)	$(21,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175	178
Share-based compensation	17	149
Cost of extending note payable	—	750
Finance cost related to obligations to issue common stock	9,700	6,712
Finance cost related to secured convertible debenture liability	(437)	—
Accrued interest included in note payable	—	1,139
Impairment of assets	6,624	392
Provision for doubtful accounts	665	138
Other	(82)	224
Changes in operating assets and liabilities:
Accounts receivable	318	(593)
Inventory	(174)	83
Deferred cost of revenue	150	1,564
Prepaid expense and other assets	233	85
Operating lease assets	193	(503)
Accounts payable, accrued expense and other liabilities	4,552	1,437
Contract liability	(139)	90
Operating lease liabilities	(165)	280
Net cash used in operating activities	(7,034)	(9,083)
Cash flows from investing activities:
Purchases of property, equipment and software	(569)	(32)
Net cash used in investing activities	(569)	(32)
Cash flows from financing activities:
Funds received in advance of potential financing	2,750	—
Proceeds from obligations to issue common stock - ELOC	4,750	7,000
Proceeds from obligations to issue common stock - Debentures	—	2,500
Proceeds from debt	50	—
Advances from related parties	1,489	1,002
Repayments of advances from related parties	(1,536)	(1,145)
Repayments of debt	(24)	(24)
Net cash provided by financing activities	7,479	9,333
Net change in cash	(124)	218
Cash:
Beginning of period	145	52
End of period	$21	$270

Supplemental cash flow information:
Cash paid for interest	$150	$1,578

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock - Ionic ELOC and Debentures (Note 12)	$12,640	$8,910
Transfer of software to inventory	$—	$233
Purchase of property and equipment pursuant to notes payable	$21	$—
Common stock issuance pursuant to secured convertible debentures	$55	$—
Exchange of non-convertible debentures for convertible debentures	$19,981	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4	Financial Statement Index

REMARK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2024 and 2023

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Business

Remark Holdings, Inc. and its subsidiaries (“Remark”, “we”, “us”, or “our”) constitute a diversified global technology business with leading artificial intelligence (“AI”) and data-analytics solutions. The common stock of Remark Holdings, Inc. is traded in the OTCQX market under the ticker symbol MARK.

We primarily sell AI-based products and services. We currently recognize substantially all of our revenue from the U.S., with additional revenue from sales in the U.K. and China.

Going Concern

During the nine months ended September 30, 2024, and in each fiscal year since our inception, we have incurred operating losses which have resulted in a stockholders’ deficit of $55.6 million as of September 30, 2024. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $7.0 million during the nine months ended September 30, 2024. As of September 30, 2024, our cash balance was less than $0.1 million. Also, we have accrued approximately $1.4 million of delinquent payroll taxes. As of the date of this Form 10-Q, we are also delinquent in the payment of approximately $0.1 million of lease payments related to our office space in Las Vegas and are actively negotiating a modified payment timeline with the landlord.

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

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to March 31, 2025.

Table of Contents	5	Financial Statement Index

Reclassification

On our consolidated balance sheet for the year ended December 31, 2023, we reclassified approximately $0.4 million from Accrued expense and other current liabilities to Advances from related parties and approximately $0.2 million from Notes payable to Other current liabilities to conform to the current year presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2024, with the audited Consolidated Balance Sheet amounts as of December 31, 2023 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the nine months ended September 30, 2024 in accordance with the instructions for Form 10-Q. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes that we have included all adjustments (including those of a normal, recurring nature) considered necessary to fairly present our unaudited Condensed Consolidated Balance Sheet and our unaudited Condensed Consolidated Statement of Stockholders’ Deficit, each as of September 30, 2024, as well as our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

Cash

Our cash consists of funds held in bank accounts.

We maintain cash balances in United States dollars (“USD”), British pounds (“GBP”), Chinese Yuan (“CNY”) and Hong Kong dollars (“HKD”).

Table of Contents	6	Financial Statement Index

The following table, reported in USD, disaggregates our cash balances by currency denomination (in thousands):

	September 30, 2024	December 31, 2023
Cash denominated in:
USD	$2	$31
CNY	14	109
GBP	1	1
HKD	4	4
Total cash	$21	$145

We maintain substantially all of our USD-denominated cash at a U.S. financial institution where the balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, however, our cash balances may exceed the FDIC-insured limit. As of September 30, 2024, we do not believe we have any significant concentrations of credit risk. Cash held by our non-U.S. subsidiaries is subject to foreign currency fluctuations against the USD.

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

We believe the reported carrying amounts for cash, receivables, prepaids and other current assets, accounts payable, accrued expense and other current liabilities approximate their fair values because of the short-term nature of these financial instruments.

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

Table of Contents	7	Financial Statement Index

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	2024	2023
Exchange rates at September 30th:
GBP:USD	1.339	1.220
CNY:USD	0.143	0.137
HKD:USD	0.129	0.128

Average exchange rate during the nine months ended September 30th:
CNY:USD	0.139	0.142
GBP:USD	1.293	1.244

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

Inventory

We use the first-in first-out method to determine the cost of our inventory, then we report inventory at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated sales forecasts. At September 30, 2024 and December 31, 2023, reserve for inventory was $2.2 million and $2.2 million, respectively.

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

For the nine months ended September 30, 2024 and 2023, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive.

Securities which may have affected the calculation of diluted earnings per share for the nine months ended September 30, 2024 if their effect had been dilutive include 1,516,911 total outstanding options to purchase our common stock, 1,007,441 outstanding warrants to purchase our common stock, an estimated 110,482,841 shares of our common stock issuable to Ionic Ventures, LLC (“Ionic”) in relation to our transactions with Ionic (see Note 12), and an estimated 181,798,838 shares of our common stock issuable to Mudrick Capital Management, LP (“Mudrick”) in relation to our transactions with Mudrick (see Note 10).

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. For us, ASU 2023-07 became effective on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The adoption of ASU 2023-07 did not have a material impact on our results of operations, financial position or cash flows.

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

NOTE 3. CONCENTRATION OF RISK

Revenue and Accounts Receivable

The disaggregation of revenue tables in Note 4 demonstrate the concentration in our revenue from certain products and the geographic concentration of our business. We also have a concentration in the volume of business we transacted with customers, as during the nine months ended September 30, 2024, the majority of our revenue resulted from one customer, while during nine months ended September 30, 2023, two of our customers represented about 28% and 24%, respectively, of our revenue.

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

NOTE 4. REVENUE

We primarily sell AI-based products and services based upon computer vision and other technologies.

Table of Contents	10	Financial Statement Index

We do not include disclosures related to remaining performance obligations because substantially all our contracts with customers have an original expected duration of one year or less or, with regard to our stand-ready obligations, the amounts involved are not material.

Disaggregation of Revenue

The following table presents a disaggregation of our revenue by category of products and services (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AI-based products and services	$234	$174	$4,320	$4,000
Other	86	9	86	176
Revenue	$320	$183	$4,406	$4,176

The following table presents a disaggregation of our revenue by country (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
China	$253	$174	$640	$4,014
United States and United Kingdom	67	9	3,766	162
Revenue	$320	$183	$4,406	$4,176

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

Contract Assets and Contract Liabilities

We do not currently generate material contract assets. During the nine months ended September 30, 2024, our contract liability changed only as a result of routine business activity.

During the nine months ended September 30, 2024 and 2023, the amount of revenue we recognized that was included in the beginning balance of Contract liability was not material.

During the nine months ended September 30, 2024 and 2023, we did not recognize revenue from performance obligations that were satisfied in previous periods.

Certain Agreements Related to AI-Based Product Sales in China

We completed certain projects in China during the year ended December 31, 2023 worth approximately $1.4 million, but the agreement did not meet the criteria for revenue recognition on an accrual basis. We will recognize the revenue from such

Table of Contents	11	Financial Statement Index

agreement as we receive the cash. We recognized approximately $0.4 million of such amount during the nine months ended September 30, 2024.

NOTE 5. TRADE ACCOUNTS RECEIVABLE

	September 30, 2024	December 31, 2023
U.S. and U.K.
Gross accounts receivable balance	$64	$62
Allowance for bad debt	(58)	(42)
Accounts receivable, net - U.S. and U.K.	$6	$20

China
Gross accounts receivable balance	$6,756	$7,001
Allowance for bad debt	(6,460)	(5,734)
Accounts receivable, net - China	$296	$1,267
Total accounts receivable - net	$302	$1,287

Generally, it is not unusual for Chinese entities to pay their vendors on longer timelines than the timelines typically observed in U.S. commerce. Trade receivables related to our China AI projects at September 30, 2024 and December 31, 2023; including a de minimis amount and $0.7 million, respectively, of trade receivables from projects related to work with our China Business Partner (see Note 16 for more information regarding our China Business Partner and related accounting); represented essentially all our gross trade receivables in each such period. When evaluating for current expected credit losses during 2023, we took into account our historical experience as well as our expectations based upon how we believe the COVID-19 pandemic has caused lingering effects on us and our customers.

NOTE 6. DEFERRED COST OF REVENUE

Deferred cost of revenue as of December 31, 2023 of $6.6 million represented amounts we paid in advance to vendors who were to provide services to us in relation to various projects in China. Specifically, we expected the deferred cost of revenue balance, a large percentage of which was paid to a single vendor for project installations we expected would be provided to us through our China Business Partner (described in more detail in Note 16), would be utilized as the vendors install our software solutions and/or hardware at numerous sites across various regions of China for our customers and as the vendors perform other services for us pursuant to customer requirements. Because most of the projects for which we have engaged the vendors would require purchases of hardware, equipment and/or supplies in advance of site visits, we made the prepayments in anticipation of several large batches of project installations. We were able to complete installations of projects during 2024 that reduced by $0.4 million the deferred cost of revenue balance associated with the vendor which performs the project installations provided to us through our China Business Partner.

Lengthy COVID-19 related lockdowns that occurred in various regions in China during 2022 were the initial cause of delays in completing projects for which we had paid in advance. A slow recovery from such lockdowns in addition to increased political tensions between the U.S. and China led to our decision to reduce staff in China, all of which has made progress in completing projects slow. Completing the projects in China and fully recovering the deferred cost of revenue balance will require additional capital resources. Given the ongoing political tensions and that we have limited capital resources for China, factors which have caused uncertainty regarding when or whether we can complete the projects associated with the deferred cost of revenue, we recorded a full impairment of $6.5 million during the three months ended September 30, 2024.

Table of Contents	12	Financial Statement Index

NOTE 7. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The following table presents the components of prepaid expense and other current assets (in thousands):

	September 30, 2024	December 31, 2023
Other receivables	3	147
Prepaid expense	352	339
Deposits	122	128
Total	$477	$614

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	September 30, 2024	December 31, 2023
Vehicles	3	$153	153
Computers and equipment	3	1,244	$1,217
Furniture and fixtures	3	42	42
Software	3	4,672	4,082
Leasehold improvements	3	204	204
Total property, equipment and software		$6,315	$5,698
Less accumulated depreciation		(5,700)	(5,509)
Total property, equipment and software, net		$615	$189

For each of the nine-month periods ended September 30, 2024 and 2023, we recorded depreciation (and amortization of software) expense of $0.2 million.

NOTE 9. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

The following table presents the components of Accrued expense and other current liabilities (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and benefit-related expense	$3,084	$3,221
Accrued delinquent payroll taxes	1,391	495
Accrued interest	—	1,570
Other accrued expense	3,272	3,187
Other payables	2,326	2,138
Operating lease liability - current	261	288
Other current liabilities	994	788
Total	$11,328	$11,687

Table of Contents	13	Financial Statement Index

NOTE 10. NOTES PAYABLE

The following table presents our notes payable (in thousands) as of:

	September 30, 2024	December 31, 2023
2023 Mudrick Notes	$—	$16,307
Secured Convertible Debentures	19,489	—
Notes payable	$19,489	$16,307

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

On March 14, 2023, we entered into a Note Purchase Agreement (the “2023 Mudrick Loan Agreement”) with Mudrick, pursuant to which all of the Original Mudrick Loans were cancelled in exchange for new notes payable to Mudrick (the “2023 Mudrick Notes”) in the aggregate principal amount of approximately $16.3 million. The principal balance of the 2023 Mudrick Notes at December 31, 2023 included the $14.4 million outstanding balance of the Original Mudrick Loans, plus $1.1 million of accrued interest on the Original Mudrick Loans, plus a fee of approximately $0.8 million payable to Mudrick as consideration for cancelling the Original Mudrick Loans and converting all amounts outstanding thereunder into the 2023 Mudrick Notes. We recorded the $0.8 million as interest expense during the three months ended March 31, 2023.

On August 5, 2024, we entered into an Exchange Agreement (the “Exchange Agreement”) with Mudrick, on behalf of itself and the holders (the “Investors”) of the 2023 Mudrick Notes in an aggregate principal amount of approximately $16.3 million (the “Original Principal”) pursuant to which the Investors and we exchanged the 2023 Mudrick Notes for newly-issued, secured convertible debentures issued by us (the “Secured Convertible Debentures”) in an aggregate principal amount equal to the sum of the Original Principal and accrued and unpaid interest on the Original Principal in the aggregate amount of approximately $3.7 million.

The Secured Convertible Debentures mature on May 15, 2025 and bear interest at a rate of 20.5% per annum, and the interest is payable in kind by our issuance to the Investors of shares of our common stock as described below. The Secured Convertible Debentures are convertible, at the option of the Investors, at any time into such number of shares of our common stock equal to the principal amount of the Secured Convertible Debentures converted plus all accrued and unpaid interest on such principal amount at a conversion price equal the closing price of our common stock on the trading day immediately preceding the conversion date, subject to a floor price of $0.10, subject to (i) equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events and (ii) the availability of authorized shares of common stock which can be reserved for the purpose of such conversion.

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

Table of Contents	14	Financial Statement Index

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

Using the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, we evaluated the Secured Convertible Debentures and determined that they represented obligations that must or may be settled with a variable number of shares, the monetary value of which was based solely or predominantly on a fixed monetary amount known at inception. Using a Level 3 input, we estimated the number of shares of our common stock that we would have to issue to fully convert the Secured Convertible Debentures and multiplied the estimated number of shares by the closing market price of our common stock on the measurement date to determine and record the fair value of the liability represented by the Secured Convertible Debentures. We remeasure the Secured Convertible Debentures liability at every balance sheet date with the change in the amount of the liability being recorded as Finance cost. The following table shows the changes in our Secured Convertible Debentures liability (dollars in thousands):

Balance at December 31, 2023	$—
Establishment of Secured Convertible Debentures liability	19,981
Issuance of shares	(55)
Change in measurement of liability	(437)
Balance at September 30, 2024	$19,489

During the three months ended September 30, 2024, we issued 488,193 shares of our common stock to Mudrick pursuant to conversion notices related to the Secured Convertible Debentures. When estimating the fair value of the Secured Convertible Debentures liability as of September 30, 2024, we estimated that we would have to issue an additional 181,798,838 shares of our common stock to fully convert the Secured Convertible Debentures.

NOTE 11. FUNDS RECEIVED IN ADVANCE OF POTENTIAL FINANCING

As of September 30, 2024, we reported a liability of $2.8 million related to cash we received from an unrelated potential investor/creditor in advance of finalizing an agreement.

Table of Contents	15	Financial Statement Index

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

On March 14, 2023, we entered into a new debenture purchase agreement (the “2023 Debenture Purchase Agreement”) with Ionic pursuant to which we authorized the issuance and sale of two convertible subordinated debentures in the aggregate principal amount of approximately $2.8 million for an aggregate purchase price of $2.5 million. The first debenture is in the original principal amount of approximately $1.7 million for a purchase price of $1.5 million (the “First 2023 Debenture”), which was issued on March 14, 2023, and the second debenture is in the original principal amount of approximately $1.1 million for a purchase price of $1.0 million (the “Second 2023 Debenture” and collectively with the First Debenture, the “2023 Debentures”), which was issued on April 12, 2023. The 2023 Debentures automatically converted into shares of our common stock (the “2023 Debenture Settlement Shares”) on June 26, 2023 upon the effectiveness of a registration statement we filed pursuant to a registration rights agreement we entered into with Ionic. Upon issuance of the First 2023 Debenture and the Second 2023 Debenture, we initially estimated the obligations to issue common stock at an aggregate of approximately $4.1 million, or equivalent estimated issuable shares of 3,669,228. As of December 31, 2023, we estimated that an aggregate total of 9,383,966 shares remained to be issued upon conversion in full of the 2023 Debentures, representing obligations with an aggregate fair value of $4.6 million. When the measurement period for determining the conversion price of the 2023 Debentures was completed, we determined that the final number of 2023 Debentures Settlement Shares would be 16,928,989 (inclusive of 657,000 shares that were issued during 2023), resulting in the issuance during the nine months ended September 30, 2024 of an additional 16,271,989 shares with a fair value of $10.3 million in final settlement of the 2023 Debentures.

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

Table of Contents	16	Financial Statement Index

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

Table of Contents	17	Financial Statement Index

On September 15, 2023, we and Ionic entered into a letter agreement (the “September 2023 Letter Agreement”) which amends the Amended ELOC Purchase Agreement, as previously amended on January 5, 2023. Under the September 2023 Letter Agreement, which repeated changes made in earlier letter agreements between Remark and Ionic dated July 12, 2023 and August 10, 2023, the parties agreed, among other things, to (i) allow Remark to deliver one or more irrevocable written notices (“Exemption Purchase Notices”) to Ionic in a total aggregate amount not to exceed $20.0 million, which total aggregate amount shall be reduced by the aggregate amount of previous Exemption Purchase Notices, (ii) amend the per share purchase price for purchases under an Exemption Purchase Notice to 80% of the average of the two lowest daily volume-weighted average prices (“VWAPs”) over a specified measurement period, (iii) amend the definition of the specified measurement period to stipulate that, for purposes of calculating the final purchase price, such measurement period begins the trading day after Ionic pays Remark the amount requested in the purchase notice, while the calculation of the dollar volume of Remark common stock traded on the principal market to determine the length of the measurement period shall begin on the trading day after the previous measurement period ends, iv) that any additional Exemption Purchase Notices that are not in accordance with the terms and provisions of the Purchase Agreement shall be subject to Ionic’s approval, v) to amend section 11(c) of the Amended ELOC Purchase Agreement to increase the Additional Commitment Fee from $0.5 million to $3.0 million and vi) that by September 29, 2023, the parties would amend the Debenture Transaction Documents to include a so-called Most Favored Nation provision that will provide Ionic with necessary protection against any future financing, settlement, exchange or other transaction whether with an existing or new lender, investor or counterparty, and that, if such amendment was not made by September 29, 2023, the Additional Commitment Fee would be further increased to approximately $3.8 million.

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

As of December 31, 2023, we estimated that an additional 10,876,635 shares would be issued in settlement of our obligation to issue common stock under the ELOC Advances, representing an obligation with an aggregate fair value of $5.4 million. During the nine months ended September 30, 2024, Ionic advanced to us a total of $4.8 million pursuant to the Amended ELOC Purchase Agreement. Upon issuance of the ELOC Advances during the nine months ended September 30, 2024, we initially estimated the obligations to issue common stock at approximately $7.8 million (resulting in a finance cost of $3.0 million in excess of the $4.8 million advance), or equivalent estimated issuable shares of 24,965,987. During the nine months ended September 30, 2024, we issued 14,841,931 shares with a fair value of $2.3 million in partial settlement of ELOC Advances. As of September 30, 2024, we estimated that an additional 110,482,841 shares with a fair value of $11.8 million would be issued in settlement of our obligation to issue common stock under the ELOC Advances.

Table of Contents	18	Financial Statement Index

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

	2023 Debentures	ELOC Advances	Total
Obligations to Issue Common Stock
Balance at December 31, 2023	$4,647	$5,386	$10,033
Establishment of new obligation to issue shares	—	7,781	7,781
Issuance of shares	(10,321)	(2,318)	(12,639)
Change in measurement of liability	5,674	995	6,669
Balance at September 30, 2024	$—	$11,844	$11,844

Estimated Number of Shares Issuable
Balance at December 31, 2023	9,383,966	10,876,635	20,260,601
Establishment of new obligation to issue shares	—	24,965,987	24,965,987
Issuance of shares	(16,271,989)	(14,841,931)	(31,113,920)
Change in estimated number of shares issuable	6,888,023	89,482,150	96,370,173
Balance at September 30, 2024	—	110,482,841	110,482,841

Table of Contents	19	Financial Statement Index

The following table shows the composition of finance cost associated with our obligations to issue common stock (dollars in thousands) for the nine months ended September 30, 2024:

	2023 Debentures	ELOC Advances	Total
Initial obligation in excess of purchase price	$—	$3,031	3,031
Change in measurement of liability	5,674	995	6,669
Total	$5,674	$4,026	$9,700

The following table shows the composition of finance cost associated with our obligations to issue common stock (dollars in thousands) for the nine months ended September 30, 2023:

	2022 Debentures	2023 Debentures	Filing & Effectiveness Default	Letter Agreement	ELOC Advance	Total
Initial obligation in excess of purchase price	$—	$1,609	$332	$249	$3,483	5,673
Change in measurement of liability	1,246	658	(38)	(22)	(805)	1,039
Total	$1,246	$2,267	$294	$227	$2,678	$6,712

NOTE 13. COMMITMENTS AND CONTINGENCIES

At September 30, 2024, we had no material commitments outside the normal course of business.

Contingencies

As of September 30, 2024, we were neither a defendant in any material pending legal proceeding nor are we aware of any material threatened claims against us and, therefore, we have not accrued any contingent liabilities.

NOTE 14. STOCKHOLDERS' DEFICIT

Equity Issuances

During the nine months ended September 30, 2024, we issued a total of 31,113,920 shares with a fair value of $12.6 million to Ionic in full settlement of the convertible debentures we issued to them or in full or partial settlement of ELOC Advances and pursuant to our agreements with Ionic (see Note 12), and 488,193 shares with a fair value of $0.1 million to Mudrick pursuant to conversion notices related to the Secured Convertible Debentures (see Note 10).

Table of Contents	20	Financial Statement Index

Warrants

The following table summarizes information related to our equity-classified stock warrant issuances as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,007,441	$39.90	2.7	$—
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at September 30, 2024	1,007,441	$39.90	1.7	$—

Share-Based Compensation

We are authorized to issue equity-based awards under our 2014 Incentive Plan, our 2017 Incentive Plan and our 2022 Incentive Plan, each of which our stockholders have approved. We grant such awards to attract, retain and motivate eligible officers, directors, employees and consultants. Under each of the plans, we have granted shares of restricted stock and options to purchase common stock to plan participants with exercise prices equal to or greater than the fair value of the underlying shares on the grant date.

Stock options generally expire 10 years from the grant date. All forms of equity awards vest upon the passage of time, the attainment of performance criteria, or both. When participants exercise stock options, we issue any shares of our common stock resulting from such exercise from authorized shares reserved for such purpose or from new authorized and unallocated shares available at the time of exercise.

The following table summarizes activity under our equity incentive plans related to equity-classified stock option grants as of and for the dates and periods noted:

	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,618,851	$30.31	4.5	$1
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(101,940)	57.37
Outstanding at September 30, 2024	1,516,911	$28.54	3.7	$—

Exercisable at December 31, 2023	1,598,754	30.67	4.4	$—
Exercisable at September 30, 2024	1,500,747	28.84	3.7	$—

Table of Contents	21	Financial Statement Index

The following table presents a breakdown of share-based compensation cost included in operating expense (in thousands):

	Nine Months Ended September 30,
	2024	2023
Stock options	$15	$32
China Cash Bonuses	(9)	(18)
Total	$6	$14

We record share-based compensation expense in the books of the subsidiary that incurs the expense, while for equity-classified stock options we record the change in additional paid-in capital on the corporate entity because the corporate entity’s equity underlies such stock options.

NOTE 15. RELATED PARTY TRANSACTIONS

As of September 30, 2024 and December 31, 2023, we owed approximately $1.5 million and $1.6 million, respectively, to members of management representing various operating expense payments made on our behalf. The amounts due are unsecured and non-interest-bearing, with no formal terms of repayment.

During August 2024, we entered into a short-term, non-interest bearing, unsecured promissory note with a related party in the principal amount of $0.3 million in exchange for cash.

NOTE 16. CHINA BUSINESS PARTNER

We interact with an unrelated entity (the “China Business Partner”) in more than one capacity. Firstly, in previous years we worked with the China Business Partner to earn revenue by obtaining business from some of the largest companies in China. Secondly, our artificial intelligence business in the U.S. has purchased substantially all of its inventory from a subsidiary of the China Business Partner which manufactures certain equipment to our specifications. Though we did not make any such inventory purchases during the nine months ended September 30, 2024, we did purchase software for internal use from the China Business Partner totaling approximately $0.7 million. In addition, a member of our senior leadership team maintains a role in the senior management structure of the China Business Partner.

During the nine months ended September 30, 2024 and 2023, we recognized no or de minimis amounts of revenue from the relationship with the China Business Partner. At September 30, 2024 and December 31, 2023, in addition to the outstanding accounts receivable balances from the China Business Partner described in Note 5, we had outstanding accounts payable to the China Business Partner of $0.7 million and $0.7 million, respectively.

NOTE 17. SUBSEQUENT EVENTS

Issuances of Common and Preferred Stock

From October 1, 2024 through January 08, 2025, we issued a total of 5,950,503 shares of our common stock to Ionic in partial settlement of ELOC Advances, and 2,060,584 shares of our common stock to Mudrick in settlement of $0.2 million of the Secured Convertible Debentures.

On October 31, 2024, we filed a Certificate of Designations with the Secretary of State of Delaware designating the rights, preferences and limitations of a new series of preferred stock with 150,000 shares designated as Series A Redeemable Voting Preferred Stock (the “Series A Preferred Stock”).

Table of Contents	22	Financial Statement Index

The Series A Certificate of Designations contains the following significant provisions:

•Dividends. The holder(s) of shares of the Series A Preferred Stock are not entitled to dividends of any kind.

•Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holder(s) of shares of Series A Preferred Stock will be entitled to be paid out of the assets the Corporation has legally available for distribution to its stockholders, with respect to the distribution of assets upon liquidation, dissolution or winding up (collectively, a “Liquidation Event”), a liquidation preference of $0.001 per share, before any distribution of assets is made to holders of the Corporation’s common stock or any other class or series of the Corporation’s capital stock that it may issue that ranks junior to the Series A Preferred Stock as to liquidation rights. The Corporation’s Series B Preferred Stock has priority over the Series A Preferred Stock with respect to distributions upon a Liquidation Event.

•Redemption. We will automatically redeem Series A Preferred Stock on the date that is 270 days after the day that the Corporation issues such shares of Series A Preferred Stock (the “Mandatory Redemption Date”). At any time prior to the Mandatory Redemption Date, we may, at our option, redeem the Series A Preferred Stock by providing written notice of not fewer than two days prior to such redemption.

•No Conversion Rights. The Series A Preferred Stock is not convertible into our common stock.

•Voting Rights. Holders of the Series A Preferred Stock shall be entitled to vote at meetings of the Corporation’s stockholders only on the following matters: (i) the election of directors to serve until the following annual meeting (the “Directors Proposal”), ii) the ratification of the Company’s independent registered public accounting firm (the “Auditor Proposal”), (iii) a proposal to approve the redomestication of the Corporation from the State of Delaware to the State of Nevada (the “Redomestication Proposal”), (iv) a proposal to approve an amendment to the Corporation’s 2022 Incentive Plan (the “Equity Plan Proposal”) to increase the number of shares reserved under the 2022 Incentive Plan, and (v) a proposal to increase the number of authorized shares of the Corporation’s common stock (the “Authorized Share Proposal”, and collectively with the Directors Proposal, the Auditor Proposal, the Reincorporation Proposal and the Equity Plan Proposal, the “Voting Proposals”, and each individually a “Voting Proposal”). Each share of Series A Preferred Stock shall be entitled to one thousand (1,000) votes on each Voting Proposal. Except as otherwise required by law, the holder(s) of Series A Preferred Stock shall vote together as a single class with holders of Common Stock.

•No Preemptive Rights. The holders of the Series A Preferred Stock will not have any preemptive rights to purchase or subscribe to our common stock or any other security.

Also on October 31, 2024, we entered into a stock purchase agreement pursuant to which we issued the 150,000 shares of our Series A Preferred Stock (the “Series A Preferred Stock”) to our Chief Executive Officer, Kai-Shing Tao.

Table of Contents	23	Financial Statement Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read our discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2024 in conjunction with our condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Form 10-Q. Such discussion and analysis includes forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. You should also read Business, Risk Factors and Special Note Regarding Forward-Looking Statements in this Form 10-Q.

OUR BUSINESS

We are a diversified global technology business with leading AI and data-analytics that generates revenue by using the proprietary data and AI software platform we developed to deliver AI-based computer vision products, computing devices and software-as-a-service solutions for businesses in many industries. We continue to partner with top universities on research projects targeting algorithm, artificial neural network and computing architectures which we believe will keep us among the leaders in technology development.

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

Overall Business Outlook

Two primary factors have been affecting our business in recent quarters and occupying our focus as we plan for the future. We began 2023 having to deal with the slow economic recovery in China as municipalities and businesses there tried to return to fully-normalized operations following strict preventative measures related to the COVID-19 pandemic. As 2023 progressed, the rising political tensions between the U.S. and China reached a point that such tensions also negatively impacted our ability to complete projects in China on a similar pace as we had previously done by making it somewhat more difficult for an American company in the newer but rapidly-developing AI space to overcome politically-based perceptions and do business in China. As a result, we began reducing staffing levels at our China subsidiaries early in the fourth quarter of 2023.

While we will continue to work with customers in China in the future as capital resources and the geopolitical environment permit, we have been looking for opportunities to expand our business in the Asia-Pacific region outside of China, where we believe there still are fast-growth AI market opportunities for our solutions, as well as by spending increasing amounts of effort developing business opportunities in the United States, the U.K., and in Central and South America, where we see demand for AI products and solutions in the workplace, government and public safety markets. We expect our business outside of China over the next year will grow to the point where any business we earn from China will not be a significant portion of our overall business and we will maintain minimal operations related to China.

Table of Contents	24	Financial Statement Index

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

The following table presents our revenue categories as a percentage of total consolidated revenue during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AI-based products and services	73%	95%	98%	96%
Advertising and other	27%	5%	2%	4%

CRITICAL ACCOUNTING ESTIMATES

During the nine months ended September 30, 2024, we made no material changes to our critical accounting estimates as we disclosed them in Part II, Item 7 of our 2023 Form 10-K, except as described below.

Table of Contents	25	Financial Statement Index

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

Lengthy COVID-19 related lockdowns that occurred in various regions in China during 2022 were the initial cause of delays in completing projects for which we had paid in advance. A slow recovery from such lockdowns in addition to increased political tensions between the U.S. and China led to our decision to reduce staff in China, all of which has made progress in completing projects slow. Completing the projects in China and fully recovering the deferred cost of revenue balance will require additional capital resources. Given the ongoing political tensions and that we have limited capital resources for China, factors which have caused uncertainty regarding when or whether we can complete the projects associated with the deferred cost of revenue, we recorded a full impairment of $6.5 million during the period ended September 30, 2024.

RESULTS OF OPERATIONS

The following tables summarize our operating results for the three and nine months ended September 30, 2024, and the discussion following the table explains material changes in such operating results compared to the three and nine months ended September 30, 2023.

(dollars in thousands)	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Revenue	$320	$183	$137	75%

Cost of revenue	107	254	(147)	(58)%
Sales and marketing	281	340	(59)	(17)%
Technology and development	698	768	(70)	(9)%
General and administrative	2,763	2,843	(80)	(3)%
Depreciation and amortization	53	107	(54)	(50)%
Impairments	6,463	—	6,463
Total cost and expense	10,365	4,312

Interest expense	(376)	(949)	573	(60)%
Finance cost related to obligations to issue common stock	809	(2,086)	2,895	(139)%
Other gain (loss), net	(2)	(8)	6	(75)%
Net loss	(9,614)	(7,172)	(2,442)	34%

Table of Contents	26	Financial Statement Index

(dollars in thousands)	Nine Months Ended September 30, 2024		Change
	2024	2023	Dollars	Percentage
Revenue	$4,406	$4,176	$230	6%

Cost of revenue	3,382	3,220	162	5%
Sales and marketing	850	1,093	(243)	(22)%
Technology and development	1,410	1,504	(94)	(6)%
General and administrative	9,080	8,920	160	2%
Depreciation and amortization	175	178	(3)	(2)%
Impairments	6,624	392	6,232	1,590%
Total cost and expense	21,521	15,307

Interest expense	(2,280)	(3,351)	1,071	(32)%
Finance cost related to obligations to issue common stock	(9,263)	(6,712)	(2,551)	38%
Other gain (loss), net	(6)	(14)	8	(57)%
Net loss	(28,664)	(21,208)	(7,456)	35%

Revenue and Cost of Revenue. During the nine months ended September 30, 2024, the reduction of staff in China and a refocusing of efforts outside of China caused a $3.4 million reduction in revenue that almost entirely offset the $3.7 million increase in revenue in the U.S. that resulted from our completion of the school district project. Cost of sales increased in relation to the change in revenue.

Technology and Development. During the three months ended September 30, 2024, a decrease of approximately $0.5 million in payroll-related expense resulted from our reduction in staff in our China operations which was mostly offset by an increase in consulting expense of approximately $0.4 million.

During the nine months ended September 30, 2024, a decrease of approximately $1.0 million in payroll-related expense resulted from our reduction in staff in our China operations. During the nine months ended September 30, 2023, we received a refundable tax credit of approximately $0.5 million from the government of the United Kingdom resulting from our research and development activities in its jurisdiction and reported such amount as an offset to expense. During the nine months ended September 30, 2024, we did not receive such tax credit. The difference in timing of the research and development tax credit plus an increase in consulting expense of approximately $0.4 million offset the decrease in payroll-related expense.

General and administrative. During the three months ended September 30, 2024, our payroll and related expense decreased by $0.2 million and we experienced a $0.3 million decrease in legal expenses. The decreases were partially offset as we increased our estimate of current expected credit losses by $0.4 million.

During the nine months ended September 30, 2024, we increased our estimate of current expected credit losses by $0.5 million, and we experienced an increase of approximately $0.5 million in certain expenses related to business development, as well as other individually immaterial increases in other expenses that were not indicative of trends in our business. The increases were partially offset by a $0.4 million decrease in payroll and related expense as well as stock-based compensation, a $0.4 million decrease in legal expenses and a $0.3 million decrease in franchise taxes resulting from a change in estimate.

Impairments. During the three months ended September 30, 2024, we determined that reducing our China operations to a minimal level as a result of the slow economic recovery in China and the political tensions between the U.S. and China and the limited capital resources available to our China operations resulted in the need to impair the Deferred cost of revenue asset associated with pending projects in China, resulting in an expense of $6.5 million. During the nine months ended September 30, 2023, we determined that certain costs that we had capitalized to software development in progress would no longer be

Table of Contents	27

recoverable and we recorded an impairment of approximately $0.2 million. Also, we recorded an impairment of approximately $0.2 million related to certain prepaid expense amounts which were deemed unrecoverable.

Interest expense. Because we record the Secured Convertible Debentures at fair value at each balance sheet date, the changes in the fair value of that liability are recorded in Interest expense in our Statement of Operations. During the three months ended September 30, 2024, the price of our stock increased between the inception of the Secured Convertible Debentures and September 30, 2024, resulting in a reduction of approximately $0.5 million in the liability associated with the Secured Convertible Debentures. The reduction in the Secured Convertible Debentures liability, combined with three months of interest pursuant to the 2023 Mudrick Notes during the three months ended September 30, 2023 versus approximately one month of interest pursuant to the 2023 Mudrick Notes during the three months ended September 30, 2024, resulted in the decrease in interest expense.

Interest expense decreased during the nine months ended September 30, 2024 due to the decrease in the Secured Convertible Debentures liability and because the same period of the prior year included an extension fee of approximately $0.8 million we recorded in relation to our entry on March 14, 2023 into the 2023 Mudrick Loan Agreement, along with the Original Mudrick Loan Agreements, described in Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

Finance Cost Related to Obligations to Issue Common Stock. The finance cost during the nine months ended September 30, 2024 resulted from the establishment and remeasurement of the liability associated with the Secured Convertible Debentures issued to Mudrick and the obligations to issue our common stock that we incurred in relation to the ELOC Advances we received from Ionic, all of which is described, respectively, in Note 10 and Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. We had more ELOC Advances outstanding during the nine months ended September 30, 2024 than during the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

During the nine months ended September 30, 2024, and in each fiscal year since our inception, we have incurred net losses which have resulted in a stockholders’ deficit of $55.6 million as of September 30, 2024. Additionally, our operations have historically used more cash than they have provided. Net cash used in operating activities was $7.0 million during the nine months ended September 30, 2024, our cash balance was less than $0.1 million as of September 30, 2024. Also, we have accrued approximately $1.4 million of delinquent payroll taxes. As of the date of this Form 10-Q, we are also delinquent in the payment of approximately $0.1 million of lease payments related to our office space in Las Vegas and are actively negotiating a modified payment timeline with the landlord.

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

•develop and grow new product line(s)

Table of Contents	28

•obtain additional capital through equity issuances.

However, projections are inherently uncertain and the success of our plans is largely outside of our control. As a result, there is substantial doubt regarding our ability to continue as a going concern, and we may fully utilize our cash resources prior to March 31, 2025.

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

On March 14, 2023, we entered into the 2023 Mudrick Loan Agreement pursuant to which all of the Original Mudrick Loans were cancelled in exchange for the 2023 Mudrick Notes in the aggregate principal amount of approximately $16.3 million. The 2023 Mudrick Notes bore interest at a rate of 20.5% per annum, which was payable on the last business day of each month commencing on May 31, 2023. The interest rate increased by 2% and the principal amount outstanding under the 2023 Mudrick Notes and any unpaid interest thereon could have become immediately due and payable upon the occurrence of any event of default under the 2023 Mudrick Loan Agreement. All amounts outstanding under the 2023 Mudrick Notes, including all accrued and unpaid interest, were due and payable in full on October 31, 2023. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding the 2023 Mudrick Notes.

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

In no event will the Investors be entitled to convert any portion of the Secured Convertible Debentures in excess of that portion which would result in beneficial ownership by it and its affiliates of more than 9.99% of the outstanding shares of common stock, unless such Investors deliver to us written notice at least sixty-one (P61D) days prior to the effective date of

Table of Contents	29

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

Table of Contents	30

the second debenture is in the original principal amount of $1.1 million for a purchase price of $1.0 million (the “Second Debenture” and collectively with the First Debenture, the “2023 Debentures”). The terms of the 2023 Debentures are further described in Note 12 in the Notes to Consolidated Financial Statements included in this report.

On September 15, 2023, we and Ionic entered into a letter agreement (the “September 2023 Letter Agreement”) which amends the Amended ELOC Purchase Agreement. Under the September 2023 Letter Agreement, which repeated changes made in earlier letter agreements between Remark and Ionic dated July 12, 2023 and August 10, 2023, the parties agreed, among other things, to (i) allow Remark to deliver one or more irrevocable written notices (“Exemption Purchase Notices”) to Ionic in a total aggregate amount not to exceed $20.0 million, which total aggregate amount shall be reduced by the aggregate amount of previous Exemption Purchase Notices, (ii) amend the per share purchase price for purchases under an Exemption Purchase Notice to 80% of the average of the two lowest daily volume-weighted average prices (“VWAPs”) over a specified measurement period, (iii) amend the definition of the specified measurement period to stipulate that, for purposes of calculating the final purchase price, such measurement period begins the trading day after Ionic pays Remark the amount requested in the purchase notice, while the calculation of the dollar volume of Remark common stock traded on the principal market to determine the length of the measurement period shall begin on the trading day after the previous measurement period ends, iv) that any additional Exemption Purchase Notices that are not in accordance with the terms and provisions of the Purchase Agreement shall be subject to Ionic’s approval, v) to amend section 11(c) of the Amended ELOC Purchase Agreement to increase the Additional Commitment Fee from $0.5 million to $3.0 million and vi) that by September 29, 2023, the parties would amend the Debenture Transaction Documents to include a so-called Most Favored Nation provision that will provide Ionic with necessary protection against any future financing, settlement, exchange or other transaction whether with an existing or new lender, investor or counterparty, and that, if such amendment was not made by September 29, 2023, the Additional Commitment Fee would be further increased to approximately $3.8 million.

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

Cash Flows - Operating Activities

During the nine months ended September 30, 2024, we used $2.0 million less cash in operating activities than we did during the same period of the prior year. The increase in cash used in operating activities is primarily the result of the timing of payments related to elements of working capital.

Cash Flows - Investing Activities

During the nine months ended September 30, 2024, we purchased approximately $0.6 million of software for internal use and other operating assets, while during the same period of 2023 investing activities were de minimis.

Table of Contents	31

Cash Flows - Financing Activities

During the nine months ended September 30, 2024, we received approximately $1.9 million less from financing activities than we did during the same period of 2023. Ionic advanced us an aggregate of approximately $4.8 million during the nine months ended September 30, 2024, under the Amended ELOC Purchase Agreement for which we issued 31,113,920 shares of our common stock and for which we expect to issue another estimated 110,482,841 shares of our common stock, we received $2.8 million from an unrelated potential investor/creditor in advance of finalizing an agreement, and we also received $1.5 million of advances from senior management and related parties and repaid $1.5 million of advances from senior management. During the same period of 2023, we received $2.5 million from Ionic in exchange for the issuance of a convertible debenture, Ionic also advanced us an aggregate of $7.0 million, and we received $1.0 million of advances from senior management and repaid $1.1 million of advances from senior management.

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

Table of Contents	32

officer, concluded that, because of the material weaknesses described above and in our 2023 Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2024.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. With the oversight of senior management, subsequent to December 31, 2018, a plan to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls was developed. Though the implementation of management’s plans to remediate the material weaknesses identified in 2018 and 2019 have been slowed by various factors, including the COVID-19 pandemic and working capital restrictions, their implementation is still ongoing; therefore, their effects were not fully mitigated as of September 30, 2024.

Changes in Internal Control over Financial Reporting

In our 2023 Form 10-K, we disclosed that management had determined that material weaknesses in our internal control over financial reporting (described above) existed. As of the date of this report, the implementation of the plan developed by management to remediate the underlying causes of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls continues, though we are near completing the implementation of a new ERP system that we expect will help to remediate the material weaknesses. Such implementation has been slowed by various factors, including the COVID-19 pandemic. As a result, there was no change in our internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the year ended December 31, 2023, and in each fiscal year since our inception, we have incurred net losses and generated negative cash flow from operations. As of September 30, 2024, we have an accumulated deficit of $(446.3) million.

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

Table of Contents	33	Financial Statement Index

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

We have a concentration in the volume of business we transacted with customers, as during the nine months ended September 30, 2024, the majority of our revenue resulted from one customer, while during nine months ended September 30, 2023, two of our customers represented about 28% and 24%, respectively, of our revenue.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

We did not sell any equity securities during the quarter ended September 30, 2024 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

Between July 1, 2024 and September 30, 2024, we issued 3,280,715 shares of common stock to Ionic Ventures, LLC for advances made pursuant to the Amended ELOC Purchase Agreement, and 488,193 shares of our common stock to Mudrick Capital Management LP pursuant to partial conversions of the secured convertible debentures we issued to them.

We made the offer and sale of securities in the above-described transactions in reliance upon an exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based upon representations made to us by the investor and creditor in agreements we entered into with them.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the nine months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Table of Contents	34

ITEM 6.    EXHIBITS

		Incorporated Herein By Reference To
Exhibit Number	Description	Document	File Number	Filed On	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation	8-K	001-33720	12/30/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	01/12/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	06/08/2016	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	04/11/2017	3.1
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	07/09/2021	3.1
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33720	12/21/2022	3.1
3.7	Certificate of Designations of the Series A Redeemable Voting Preferred Stock	8-K	001-33720	10/31/2024	3.1
3.8	Certificate of Designations of the Series B 15% Cumulative Redeemable Perpetual Preferred Stock	8-K	001-33720	10/31/2024	3.2
3.9	Amended and Restated Bylaws	8-K	001-33720	02/13/2015	3.1
3.10	Amendment to Amended and Restated Bylaws	8-K	001-33720	10/31/2024	3.1
10.1	Stock Purchase Agreement dated October 31, 2024 by and between Remark Holdings Inc. and Kai-Shing Tao	8-K	001-33720	10/31/2024	10.1
10.2	Voting Agreement, dated as of October 31, 2024, by and between Remark Holdings, Inc. and Kai-Shing Tao	8-K	001-33720	10/31/2024	10.2
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Table of Contents	35

Incorporated Herein By Reference To
Exhibit Number	Description	Document	File Number	Filed On	Exhibit Number
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith

Table of Contents	36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARK HOLDINGS, INC.

Date:	January 13, 2025	By:	/s/ Kai-Shing Tao
Kai-Shing Tao
Chairman and Chief Executive Officer
(principal executive, financial and accounting officer)

Table of Contents	37